Form 10-K
period 2012-12-31
MONROE CAPITAL Corp
filed 2013-03-08
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00866

MONROE CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.     Yes  ☐      No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No   ☒

The registrant’s common stock was not publicly traded on the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2012 (the last day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on any exchange or over-the counter market. The registrant’s common stock began trading on the Nasdaq Global Market on October 25, 2012. The aggregate market value of common stock held by non-affiliates of the registrant on December 31, 2012 (the last business day of the registrant’s most recently completed fiscal quarter) based on the closing price on that date of $14.83 on the Nasdaq Global Market was approximately $83.8 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. As of March 6, 2013, the registrant had 5,750,103 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption due to terrorism in our operations or the economy generally, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation;

•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;

•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and

•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation, formed February 9, 2011, for the purpose of purchasing an initial portfolio of loans from two funds managed by Monroe Capital, raising capital in our initial public offering, which was completed in October 2012 (the “Offering”) and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), as amended. Prior to the closing of the Offering, we purchased our initial portfolio of loans for $67.5 million from two funds managed by Monroe Capital, which was comprised of 16 loans that were either senior secured debt, junior secured debt or unitranche secured debt (a combination of senior secured debt and junior secured debt under the same facility) obligations of companies that we believe provided us with a sound foundation for our business. Our board of directors determined the purchase price for our initial portfolio based on the aggregate fair value of the assets in the initial portfolio and the disinterested members of our board of directors approved the transaction as being fair to us.

The Offering consisted of the sale of 5,750,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $84.6 million after deducting offering costs. As a result of the Offering and the formation transactions described above, we are a closed-end, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we intend to elect to be treated as a regulated investment company, or RIC, under the U.S. Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2012.

OVERVIEW OF OUR BUSINESS

We are a specialty finance company focused on providing financing primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock and warrants.

Since the consummation of the Offering, we have grown the fair value of our portfolio of investments to approximately $132.8 million at December 31, 2012. Our portfolio at December 31, 2012 consists of 28 different portfolio companies and holdings include unitranche loans, senior secured investments, junior secured investment and equity securities. As of December 31, 2012, we have borrowed $55.0 million under our revolving credit facility to finance the purchase of our assets.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to middle-market companies. We believe that our primary focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, relatively more expansive events of default, small debt facilities that provide us with enhanced influence over our borrower, direct access to borrower management and improved information flow.

OUR INVESTMENT ADVISOR

Our investment activities are managed by our investment advisor, MC Advisors. MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Under our Investment Advisory Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate.

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between an affiliate of Monroe Capital and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 20 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the current economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by 20 experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2012, Monroe Capital’s investment professionals invested in over 435 loan and related investments with an aggregate principal value of over $1.7 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as our interested directors. Mr. Koenig has more than 25 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 30 companies in the lower middle-market. Mr. Peck has more than 18 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 20 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 12 years of credit and lending experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, LLC, a Delaware limited liability company which was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2012, Monroe Capital had approximately $781 million in assets under management. Included in this is Monroe Capital Partners Fund, LP (“Monroe Capital SBIC”), an affiliate of Monroe Capital, which was licensed as a small business investment company (“SBIC”) by the U.S. Small Business Administration (the “SBA”) in February 2011. Monroe Capital also intends to apply for a second SBIC license and, although we can make no assurances that the SBA will approve such application, we believe that the SBA will expedite the application based on the previous approval of Monroe Capital SBIC.

Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 155 current investments. From Monroe Capital’s formation in 2004 through December 31, 2012, Monroe Capital’s investment professionals invested in more than 435 loans and related investments with an aggregate principal value of over $1.7 billion. The senior investment team of Monroe Capital averages more than 20 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operation, finance, legal and compliance, accounting and reporting, marketing, information technology and office management professionals.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively-priced broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield. We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions, we expect our senior and unitranche secured debt to have an average maturity of three to five years and interest rates of 7% to 15% and we expect our junior secured debt and our unsecured subordinated debt to have an average maturity of four to seven years and interest rates of 10% to 17%. In addition, based on current market conditions, we expect that our debt investments will typically have a variable coupon (with a LIBOR floor), will typically include upfront closing fees of 1% to 4% and may include PIK interest. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions.

Sound Portfolio Construction. We strive to exercise discipline in portfolio creation and management and to implement effective governance throughout our business. Monroe Capital has been, and we believe that MC Advisors, which is comprised by substantially the same investment professionals who have operated Monroe Capital, is and will be conservative in the underwriting and structuring of covenant packages in order to enable early intervention in the event of weak financial performance by a portfolio company. We seek to pursue lending opportunities selectively and to maintain a diversified portfolio. We believe that exercising disciplined portfolio management through continued intensive account monitoring and timely and relevant management reporting allows us to mitigate risks in our debt investments. In addition, we have implemented rigorous governance processes through segregation of duties, documented policies and procedures and independent oversight and review of transactions, which we believe helps us to maintain a low level of non-performing loans. We believe that Monroe Capital’s proven process of thorough origination, conservative underwriting, due diligence and structuring, combined with careful account monitoring and diversification, enables it to protect investor capital and we believe MC Advisors does and will continue to follow the same philosophy and processes in originating, structuring and managing our portfolio investments.

Predictability of Returns. Beyond conservative structuring and protection of capital, we seek a predictable exit from our investments. We seek to invest in situations where there are a number of potential exit options, including rapid amortization and excess cash-flow recapture resulting in full repayment or a modest refinance. We seek to structure the majority of our transactions as secured loans with a covenant package that provides for full or partial repayment upon the completion of asset sales and restructurings. Because we seek to structure these transactions to provide for contractually determined periodic payments of principal and interest, we are less likely to depend on mergers and acquisition activity or public equity markets to exit our debt investments. As a result, we believe that we can achieve our target returns even in a period when public markets are depressed.

BUSINESS STRATEGY

We seek to represent an attractive investment opportunity by utilizing the following business strategy:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of 20 investment professionals, who average more than 20 years of experience, led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer. This extensive experience includes management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation through December 31, 2012, Monroe Capital’s investment professionals invested in more than 435 loans and related investments with an aggregate principal value of over $1.7 billion.

Differentiated Relationship-Based Sourcing Network. We believe Monroe Capital’s senior investment professionals benefit from extensive relationships with commercial banks, private equity firms, financial intermediaries, management teams and turn-around advisors. We believe that this broad sourcing network differentiates us from our competitors and offers us a diversified origination approach that does not rely on a single origination channel and offers us consistent deal flow throughout the economic cycle.

We also believe that this broad network allows us to originate a substantial number of non-private equity-sponsored investments.

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. On average, Monroe Capital estimates that it reviews over 1,000 investment opportunities each year. Monroe Capital’s over 435 previously executed transactions, 158 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. As of December 31, 2012, Monroe Capital had a pipeline of over 120 transactions for an aggregate potential deal volume of greater than $3.0 billion for all funds under management. We are also positioned to benefit from our established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

Disciplined, “Credit-First” Underwriting Process. Monroe Capital has developed a systematic underwriting process that applies a consistent approach to credit review and approval, with a focus on evaluating credit first and then appropriately assessing the risk-reward profile of each loan. MC Advisors’ assessment of credit outweighs pricing and other considerations, as we seek to minimize potential credit losses through effective due diligence, structuring and covenant design. MC Advisors seeks to customize each transaction structure and financial covenant to reflect risks identified through the underwriting and due diligence process. We also seek to actively manage our origination and credit underwriting activities through personal visits and calls on all parties involved with an investment, including the management team, private equity sponsors, if any, or other lenders.

Established Credit Risk Management Framework. We seek to manage our credit risk through a well-defined portfolio strategy and credit policy. In terms of credit monitoring, MC Advisors assigns each loan to a particular portfolio management professional and maintains an internal credit rating for all loans. MC Advisors then employs ongoing review and analysis, together with monthly investment committee meetings to review the status of certain complex and challenging loans and a comprehensive quarterly review of all loan transactions. MC Advisors’ investment professionals also have significant turnaround and work-out experience, which gives them perspective on the risks and possibilities throughout the entire credit cycle. We believe this careful approach to investment and monitoring enables us to identify problems early and gives us an opportunity to assist borrowers before they face difficult liquidity constraints. By anticipating possible negative contingencies and preparing for them, we believe that we diminish the probability of underperforming assets and loan losses.

INVESTMENTS

Investment Structure

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. We structure these investments as senior secured loans. We obtain security interests in the assets of the portfolio company borrowers that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. Our senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

Unitranche Loans. We structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases we, together with our affiliates, are the sole or majority lender of our unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Junior Secured Loans. We structure these investments as junior secured loans. We obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. These loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Warrants and Equity Co-Investment Securities. In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In other cases, we may make a minority equity co-investment in the portfolio company in connection with a loan.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;

•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, and junior secured loans and warrants and equity co-investment securities by investing approximately $2 million to $15 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2012, as well as the top ten industries in which we were invested as of December 31, 2012, in each case calculated as a percentage of our total investments as of such date (dollars in thousands):

Portfolio Company	Fair Value of Investment	Percentage of Total Investments
Monte Nido Residential Center, LLC	$9,847	7.4%
Collaborative Neuroscience Network, LLC	9,800	7.4
Playtime, LLC	8,434	6.4
Fabco Automotive Corp, LLC	7,898	5.9
Conisus, LLC	7,292	5.5
Forbes Media LLC	6,981	5.3
MooreCo, Inc.	6,864	5.2
TPP Acquisition, Inc.	6,633	5.0
Consolidated Glass Holdings, Inc.	4,967	3.7
Reliance Communications, LLC	4,951	3.7

	$73,667	55.5%

Industry	Fair Value of Investment	Percentage of Total Investments
Healthcare & Pharmaceuticals	$17,407	13.1%
Services: Consumer	14,937	11.3
Automotive	14,783	11.1
Media: Advertising, Printing & Publishing	14,273	10.8
High Tech Industries	9,158	6.9
Hotels, Gaming & Leisure	8,434	6.4
Capital Equipment	7,978	6.0
Consumer Goods: Non-durable	7,554	5.7
Consumer Goods: Durable	6,864	5.2
Retail	6,633	5.0

	$108,021	81.5%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is the responsibility of these professionals to identify specific opportunities, refine opportunities through due diligence and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are located in three regions across the United States, and each originator is responsible for covering a specified target market based on geography. We believe that the experience of MC Advisors’ origination professionals is vital and enables us to provide our borrowers with innovative financing solutions. We further believe that the strength and breadth of their relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focus on industries in which Monroe Capital has previous lending experience.

Due Diligence. For each of our investments MC Advisors typically prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. MC Advisors’ presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. MC Advisors also reviews the dynamics of the industry in which the borrower competes and assesses the maturity, market size, competition, technology and regulatory issues confronted by the industry. Finally, MC Advisors’ new business presentation typically includes all relevant third-party reports and assessments, including, as applicable, analysis of the quality of earnings of the prospective borrower, a review of the business by industry experts and third-party valuations. In general, these analyses and reviews are more likely to be completed in agented or club deals in which MC Advisors has greater access to the borrower and its management team. MC Advisors also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.

Underwriting. MC Advisors uses the systematic, consistent approach to credit evaluation developed in-house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from past credit cycles. We believe that the extensive credit and work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this analysis through a new business presentation thoroughly reviewed by at least one member of its investment committee prior to proposing a formal term sheet. We believe this early involvement of the investment committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that less than 10% of our sourced deals will reach the formal term sheet stage.

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. This committee includes Messrs. Koenig, Peck, Egan and VanDerMeid. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least three members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.

Execution. We believe Monroe Capital has developed a strong reputation for closing deals as proposed, and we intend to continue this tradition. Through MC Advisors’ consistent approach to credit evaluation and underwriting, we seek to close deals as fast or faster than competitive financing providers while maintaining proper discipline with respect to credit, pricing and structure necessary to ensure the ultimate success of the financing. Upon completion of final documentation, a loan will typically be funded upon the initialing of the new business presentation by our appropriate senior officers and confirmation of the flow of funds and wire transfer mechanics.

Monitoring. We benefit from the portfolio management system already in place at Monroe Capital. This monitoring typically includes meetings or calls on at least a monthly basis between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors’ segregates our capital markets investments by industry. MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. MC Advisors also closely monitors our investment exposure using a proprietary trend analysis tool. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports. As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors increases its monitoring intensity and prepares regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our board of directors reviews such ratings.

RATING DEFINITION

Loan Rating	Summary Description

Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due). For grade 4 investments, we intend to increase monitoring of the issuer.

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we expect to recover.

In the event of a delinquency or a decision to rate a loan grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, develops an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors forms a team or engages outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital’s professionals are experienced in running work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$4,414	3.3%
2	125,301	94.4
3	3,037	2.3
4	—	—
5	—	—

Total	$132,752	100.0%

MANAGEMENT AGREEMENTS

Investment Advisory Agreement

MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, MC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, MC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	assists us in determining what securities we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	executes, closes, services and monitors the investments we make.

MC Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management and Incentive Fee

Under the Investment Advisory Agreement with MC Advisors and subject to the overall supervision of our board of directors, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (including assets purchased with borrowed amounts and not including cash and cash equivalents). The base management fee is payable quarterly in arrears.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter subject to a total return requirement. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under our administration agreement between an affiliate of Monroe Capital and MC Advisors, “the Administration Agreement,” and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and 11 preceding calendar quarters.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation and MC Advisors will not be paid an income incentive fee on any distribution that is characterized as a return of an investor’s capital. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2% per quarter (8% annually). If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for MC Advisors to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the 1.75% base management fee.

We pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 2% (8% annually);

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide MC Advisors with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.

These calculations are adjusted for any share issuances or repurchases during the quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Pre-Incentive Fee Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to income-related portion of incentive fee

These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory and management agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 2%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

        (investment income – (management fee + other expenses) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.0%

Hurdle rate(1) = 2%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

        (investment income – (management fee + other expenses) = 2.3625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

                                                  = 100% × (2.3625% – 2%)

                                                  = 0.3625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income-related portion of the incentive fee is 0.3625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate(1) = 2%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

        (investment income – (management fee + other expenses) = 2.8625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee = 100% × “catch-up” + (20% × (Pre-incentive fee net investment income – 2.5%))

                                   “Catch-up” = 2.5% – 2%

                           = 0.5%

Incentive fee = (100% × 0.5%) + (20% × (2.8625% – 2.5%))

                      = 0.5% + (20% × 0.3625%)

                      = 0.5% + 0.0725%

                      = 0.5725%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.

(1)	Represents 8% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee.
(3)	Excludes organizational and offering expenses, which were paid by our investment adviser.
(4)	The “catch-up” provision is intended to provide our investment advisor with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Assumptions

Hurdle rate(1) = 2%

Management fee(2) = 0.4375

Other expenses (legal, accounting, transfer agent, etc.) = 0.2%

Cumulative incentive compensation accrued and/or paid for

        preceding 11 calendar quarters = $9,000,000

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Pre-incentive fee net investment income

        (investment income—(management fee + other expenses)) = 2.8625%

20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.

Alternative 2

Additional Assumptions

Investment Income (including interest, dividends, fees, etc.) = 3.50%

Pre-incentive fee net investment income

        (investment income – (management fee + other expenses)) = 2.8625%.

20% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

Because our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% and because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized management fee.

Example 3: Capital Gains Portion of Incentive Fee(*):

Alternative 1:

Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

Year 3: FMV of Investment B determined to be $25 million

Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1: None

Year 2: Capital gains incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3: None— $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

Year 4: Capital gains incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4: FMV of Investment B determined to be $35 million

Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

Year 3: $1.4 million capital gains incentive fee(1)— $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2

Year 4: None

Year 5: None— $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.
(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on the fiscal year end of such year.
(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment advisor ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. Subject to the cap on general and administrative expenses set forth below, we bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•

although none of MC Advisors duties will be subcontracted to sub-advisors, we will pay the fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory fees;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, if any, and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or MC Management in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors—Risks Relating to Our Business and Structure—We depend upon MC Advisors’ senior management for our future success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors—Risks Relating to Our Business and Structure—MC Advisors can resign on 60 days’ notice, and we may not find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Advisors and its and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement.

Administration Agreement

Pursuant to an Administration Agreement, MC Management furnishes us with office facilities and equipment and provides us clerical, bookkeeping and record keeping and other administrative services at such facilities. Under the Administration Agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. MC Management also assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, prints and disseminates reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, MC Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. The Administration Agreement has an initial term of two years and may be renewed with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our board of directors) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Amounts payable to MC Management in any quarter through the quarter ending December 31, 2013 will not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375,000. For the year ended December 31, 2012 we have accrued $132,329 of expenses to be reimbursed to MC Management under the Administration Agreement. MC Management also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Management and its and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Administration Agreement.

License Agreement

We have entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under this agreement, we have a right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with MC Advisors is in effect.

Staffing Agreement

We do not have any internal employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors is an affiliate of Monroe Capital and depends upon access to the investment professionals and other resources of Monroe Capital and Monroe Capital’s affiliates to fulfill its obligations to us under the Investment Advisory Agreement. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the professionals of Monroe Capital and its affiliates. Under the Staffing Agreement, MC Management provides MC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of MC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to MC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. We calculate the value of our total assets in accordance with the following procedures.

Investments for which market quotations are readily available and within a recent date will be valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value within a recent date for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the board of directors. We value such investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. We employ independent third-party valuation firms for all material unquoted assets at least once per year.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available or for which no indicative prices from pricing services or brokers or dealers have been received, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management.

•

Our board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of MC Advisors and, where appropriate, independent valuation firms.

In addition, at least once a year, third-party valuation firms engaged by, or on behalf of, the audit committee of our board of directors will conduct independent appraisals and make their own independent assessment, for all material assets. The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

In conjunction with our election to be treated as a business development company, we report our investments at fair value with changes in value reported through our income statement under the caption “unrealized appreciation (depreciation) on investments.” We are required to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

COMPETITION

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including business development companies, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may invest in areas they have not traditionally invested in or from which they had withdrawn during the recent economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We use the expertise of our investment professionals to assess investment risks and determine appropriate pricing and terms for investments in our loan portfolio. In addition, the relationships of our senior professionals will enable us to learn about, and compete effectively for, investment opportunities with attractive middle-market companies, independently or in conjunction with our private equity clients. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business and Structure— We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

INFORMATION TECHNOLOGY

We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network. Our system provider performs this backup off site.

ELECTION TO BE TAXED AS A RIC

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Generally we would expect these distributions to be taxable to our stockholders as ordinary income and not to be eligible for the reduced maximum tax rates associated with qualified dividends.

TAXATION AS A RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders.

We will be subject to U.S. federal income tax at the regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the“Diversification Tests”).

To the extent that we invest in entities treated as partnerships for federal income tax purposes (other than a “qualified Publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to prevent our receipt of income that would not satisfy the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to federal income taxes and other taxes, and therefore would be expected to achieve a reduced after-tax yield.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of its income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level federal income tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Our investments in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

FAILURE TO QUALIFY AS A RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income eligible for the reduced maximum tax rates relating to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

REGULATION

We are a business development company under the 1940 Act and intend to elect to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the total outstanding voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval.

QUALIFYING ASSETS

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(a)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•

does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

•

is controlled by a business development company or a group of companies including a business development company, and such business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.

(b)	Securities of any eligible portfolio company which we control.

(c)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area. To the extent we invest in the securities of companies domiciled in or with their principal places of business outside of the United States, we intend to limit those investments to companies domiciled or with their principal place of business in Canada. Any investments in Canadian companies will not be qualifying assets, meaning that in accordance with Section 55(a) of the 1940 Act, we cannot invest more than 30% of our assets in Canadian securities and other non-qualifying assets.

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a business development company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers, employees or agents offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. MC Advisors or its affiliates provides such managerial assistance on our behalf to portfolio companies that request this assistance.

TEMPORARY INVESTMENTS

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

SENIOR SECURITIES

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

CODES OF ETHICS

We and MC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as Exhibit 12 to Pre-Effective Amendment to the registration statement on Form N-2 filed on October 18, 2012, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

PROXY VOTING POLICIES AND PROCEDURES

We have delegated our proxy voting responsibility to MC Advisors. The proxy voting policies and procedures of MC Advisors are set out below. The guidelines are reviewed periodically by MC Advisors and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to MC Advisors.

Introduction

As an investment advisor registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by our clients. In most cases we vote in favor of proposals that we believe are likely to increase the value of the portfolio securities held by our clients. Although we generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we disclose such conflicts to our client, including with respect to Monroe Capital Corporation, those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.

Proxy Voting Records

You may obtain information about how we voted proxies for Monroe Capital Corporation by making a written request for proxy voting information to: Monroe Capital Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations, or by calling Monroe Capital Corporation at (312) 258-8300. The SEC also maintains a website at http://www.sec.gov that contains such information.

COMPLIANCE POLICIES AND PROCEDURES

We and our investment advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

PRIVACY PRINCIPLES

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of MC Advisors and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

OTHER

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to Monroe Capital Corporation or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and MC Advisors have each adopted and implemented written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, obtain approval of the board of directors of these policies and procedures, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other funds advised by MC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

We and MC Advisors have submitted an application for exemptive relief from the SEC to permit us to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other funds managed by MC Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and other funds managed by MC Advisors and its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief seeks an exemptive order permitting us to invest with funds managed by MC Advisors or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. There can be no assurance that we will obtain exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment.

RESOLUTION OF POTENTIAL CONFLICTS OF INTEREST; EQUITABLE ALLOCATION OF INVESTMENT OPPORTUNITIES

Affiliates of MC Advisors manage other assets in a closed-end fund and a small business investment company that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, although we are currently the only entity managed by MC Advisors, it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment vehicles with similar or overlapping investment strategies and will put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. There can be no assurance that MC Advisors’ or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor. When we invest alongside such other accounts as permitted, and in the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our board of directors, including our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods.

AVAILABLE INFORMATION

We intend to make this Annual Report, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably practicably following our filing of such reports with the SEC. You may read and copy any materials we file with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. We maintain a website at www.monroebdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated into this prospectus, and you should not consider information on our website to be part of this prospectus. You may also obtain such information by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history and have not yet elected to be treated as a RIC, and MC Advisors has limited experience managing a business development company or a RIC; we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were incorporated in February 2011 and have a limited operating history as a stand-alone entity. Because of our limited operating history, we have limited historical results of operations on which you might otherwise rely for evaluating our business, results of operations and prospects. You should evaluate our business, results of operations and prospects in light of the risks and difficulties we may encounter, including the risk that we will not achieve our investment objective.

Prior to our initial public offering in October 2012, we had not operated as a business development company or qualified to be treated as a RIC, and MC Advisors had not previously managed us or any business development company or RIC. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed entities of these types, including the risk that we will not achieve our investment objective, or that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by affiliates of MC Advisors. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, which generally include securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. Moreover, qualification for treatment as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. None of us, MC Advisors or any of our or their respective affiliates has any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We depend upon MC Advisors’ senior management for our future success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory Agreement. Our future success will depend to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Peck, Egan and VanDerMeid. Messrs. Koenig, Peck, Egan and VanDerMeid may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

MC Advisors evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that MC Advisors’ senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

MC Advisors, an affiliate of Monroe Capital, provides us with access to Monroe Capital’s investment professionals. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the investment professionals of Monroe Capital and its affiliates. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure you that MC Management will fulfill its obligations under the agreement. Furthermore, the Staffing Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. If MC Management fails to perform or terminates the agreement, we cannot assure you that MC Advisors will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Monroe Capital and its affiliates or their information and deal flow.

The investment committee that will oversee our investment activities is provided by MC Advisors under the Investment Advisory Agreement. MC Advisors’ investment committee consists of Messrs. Koenig, Peck, Egan and VanDerMeid. The loss of any member of MC Advisors’ investment committee or of other Monroe Capital senior investment professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of MC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the senior investment professionals of MC Advisors to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of MC Advisors fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of MC Advisors have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operation will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on MC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives will depend upon MC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the Investment Advisory Agreement. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Egan and VanDerMeid have, and Mr. Peck may have, management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.

Affiliates of MC Advisors manage other assets in a closed-end fund and a small business investment company that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. None of these funds are registered with the SEC. In addition, although we are currently the only entity managed by MC Advisors, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seeks to allocate investment opportunities among eligible accounts made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors, including our independent directors. It is the policy of Monroe Capital and its affiliates to base the determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations are made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors makes these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

MC Advisors or its investment committee may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of MC Advisors and the senior professionals and members of MC Advisors’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

Our incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to MC Advisors. Management fees are based on our total assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, MC Advisors benefits when we incur debt or otherwise use leverage. This fee structure may encourage MC Advisors to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our board of directors is charged with protecting our interests by monitoring how MC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each investment, our independent directors will periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to MC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MC Advisors to the extent that it may encourage MC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MC Advisors may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to MC Advisors that relates to our net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Any net investment income incentive fee would not be subject to repayment.

Our incentive fee may induce MC Advisors to make certain investments, including speculative investments.

MC Advisors receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, MC Advisors may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Investment Advisory Agreement with MC Advisors and the Administration Agreement with MC Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

We negotiated the Investment Advisory Agreement and the Administration Agreement with related parties. Consequently, their terms, including fees payable to MC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with MC Advisors and MC Management. Any such decision, however, would breach our fiduciary obligations to our stockholders.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith pursuant to our valuation policy, which we maintain in writing. In connection with that determination, investment professionals from MC Advisors prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. Koenig and Peck, have a pecuniary interest in MC Advisors. The participation of MC Advisors’ investment professionals in our valuation process and the pecuniary interest in MC Advisors by certain members of our board of directors could result in a conflict of interest as the management fee that we will pay MC Advisors is based on our total assets.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by MC Advisors or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MC Advisors clients, MC Advisors will need to decide which client will proceed with the investment. MC Advisors makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the majority of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including business development companies, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to corporate-level federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ending December 31, 2012 and succeeding tax years; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify and maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax on our entire taxable income without regard to any distributions made by us. To qualify and maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

An extended continuation of the disruption in the capital markets and the credit markets could negatively affect our business.

As a business development company, it is essential for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

We access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as original issue discount and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gain incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.

Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

We intend to use borrowed funds to make investments or fund our business operations, which will expose us to risks typically associated with leverage and increase the risk of investing in us.

We may borrow money, including through the issuance of debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•

our common stock would be exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•

if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•

our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

•	any credit facility would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•

our credit facility with ING Capital LLC, as agent, is, and any credit facility we may enter into would be, subject to various financial and operating covenants, including that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies;

•	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we bear the cost of issuing and paying interest or distributions on such securities, which costs are entirely borne by our common stockholders; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)	-19.1%	-10.8%	-2.6%	5.6%	13.9%

(1)	The assumed return on our portfolio is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $140 million in total assets, $55 million in debt outstanding and $85 million in net assets and an average cost of funds of 4.0%.

We are subject to risks associated with our credit facility.

On October 23, 2012, we entered into a credit facility with ING Capital LLC, as agent. As a result, we are subject to a variety of risks, including that our ability to make distributions to stockholders may be limited by the credit facility. We may make distributions to our stockholders only to the extent permitted by the payment priority provisions of the credit facility. The credit facility generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if we do not meet the asset coverage tests or the interest coverage test set forth in the credit facility documents, cash would be diverted from us to first pay the lenders in amounts sufficient to cause such tests to be satisfied. If we are unable to make distributions because of limits imposed by the credit facility, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. The credit facility places significant restrictions on our ability to sell investments. As a result, there may be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to MC Advisors.

We will be exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income while an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive unless we are able to increase our dividend rate.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company, which would have a material adverse effect on our business, financial condition and results of operations.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation—Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by our board of directors. We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we will value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We will employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of our board of directors of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of income as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. We have begun to assess the impact of the Dodd-Frank Act on our business and operations, but at this time the impact cannot be fully ascertained with any degree of certainty.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may shift our investment focus from the areas of expertise of MC Advisors to other types of investments in which MC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

MC Advisors has the right to resign under the Investment Advisory Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

MC Management can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

MC Management has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Management resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by MC Management. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We are, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012, until the earliest of:

•	the last day of our fiscal year ending December 31, 2017;

•	the year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we intend to take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed prior to becoming a public company or that our quarterly reviews will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results or operations may be adversely affected. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions.

As an emerging growth company, we intend to follow certain permitted corporate governance practices instead of the otherwise applicable SEC and Nasdaq requirements, which may result in less protection than is accorded to investors in a non-emerging growth company.

As an emerging growth company, we are permitted and intend to follow certain permitted corporate governance practices instead of those otherwise required by the SEC and under the listing requirements of the Nasdaq Global Market. Following our emerging growth company governance practices as opposed to the requirements that would otherwise apply to a company listed on the Nasdaq Global Market may provide less protection to you than what is accorded to investors under the Listing Rules of the Nasdaq Stock Market applicable to non-emerging growth company issuers.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements and relief from certain other significant obligations that are applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company we are permitted and intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business depends on the communications and information systems of MC Management. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We may incur liability as a result of providing managerial assistance to our portfolio companies.

In the course of providing significant managerial assistance to certain portfolio companies, certain of our management and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and directors may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and directors, and the diversion of management time and resources.

MC Advisors may not be able to achieve the same or similar returns as those achieved by our senior management and investment teams while they were employed at prior positions.

The track record and achievements of the senior investment professionals of Monroe Capital are not necessarily indicative of future results that will be achieved by MC Advisors. As a result, MC Advisors may not be able to achieve the same or similar returns as those achieved by the senior investment professionals of Monroe Capital.

Risks Related to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we or MC Advisors render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or MC Advisors provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Current market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

Since mid-2007, the global capital markets have experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline has materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. To the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The continuation or further deterioration of current market conditions could materially and adversely affect our business.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies, including lower middle-market companies, in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.

Our portfolio companies consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

Our portfolio consists, and will most likely continue to consist, primarily of loans to lower middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:

•

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;

•	will be unable to refinance or repay at maturity the unamoritized loan balance as we structure our loans such that a significant balance remains due at maturity;

•

generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•

generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.

Loans may become nonperforming for a variety of reasons.

A nonperforming loan may require substantial workout negotiations or restructuring that may entail a substantial reduction in the interest rate and/or a substantial write-down of the principal of such loan. Because of the unique and customized nature of a loan agreement and the private syndication of a loan, certain loans may not be purchased or sold as easily as publicly traded securities, and, historically, the trading volume in the loan market has been small relative to other markets. Loans may encounter trading delays due to their unique and customized nature, and transfers of interests in loans may require the consent of an agent or borrower.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a business development company and as a RIC that we intend to make, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or MC Advisors have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans underlying our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce the achievable yield for our company below the stated yield to maturity described elsewhere in this prospectus if the capital returned cannot be invested in transactions with equal or greater expected yields.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio is and may in the future be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by MC Advisors’ allocation policy.

Because we do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in our portfolio companies. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We generally invest a portion of our capital in senior, unitranche and junior secured loans and, to a lesser extent, unsecured subordinated debt and equity. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

We may also make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high LTV ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

If we apply, we may not be approved for a small business investment company license.

We or one of our affiliates may apply for a license to form a new small business investment company, or SBIC, in addition to our affiliate, Monroe Capital SBIC. If the application is approved and the SBA so permits, the SBIC license may be transferred to a wholly-owned subsidiary of ours. Following such transfer, the SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure you that we will apply for an SBIC license, and, if we do apply, we cannot assure you that we or our affiliates will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies, including changes in exchange control regulations, political and social instability, expropriation and imposition of foreign taxes. In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Factors such as trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments may affect currency values. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

MC Advisors’ liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify MC Advisors against certain liabilities, which may lead MC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, MC Advisors will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow MC Advisors’ advice or recommendations. MC Advisors maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement, MC Advisors and its and its affiliates’ respective officers, directors, members, managers, stockholders and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of MC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify MC Advisors and its and its affiliates’ respective officers, directors, members, managers, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead MC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies other than Canadian companies. We expect that these investments would focus on the same investments that we intend to make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the U.S. Commodity Futures Trading Commission.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may not realize gains from our equity investments.

We may make investments in the future that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Common Stock

You may not receive distributions or our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described herein. For example, due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions.

We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash pursuant to such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate currently is 39.6%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20% currently. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

As a result of receiving dividends in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. For dividends relating to the 2013 tax year, withholding generally does not apply to the extent ordinary dividends are properly designated as “interest-related dividends” or “short-term capital gain dividends.” It is expected that most of our ordinary dividends will qualify as either interest-related dividends or short-term capital gain dividends. This provision is set to expire after the 2013 tax year. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our common stock.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax, we will need to make sufficient distributions, a portion of which may be paid in shares of our common stock, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

Investing in our common stock may involve an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt acquisitions of our stock by any person from the Maryland Control Share Acquisition Act. If we amend our bylaws to repeal the exemption from the Maryland Control Share

Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our board of directors in three staggered terms and authorizing our board of directors to classify or reclassify shares of our capital stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	failure to qualify for treatment as a RIC or loss of RIC or business development company status;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of MC Advisors’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located in at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in Atlanta, Georgia; Charlotte, North Carolina, New York, New York; and Los Angeles, California. Our administrator furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser are currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock began trading on The Nasdaq Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. The following table sets forth, for the current fiscal year, the range of high and low sales prices of our common stock as reported on The Nasdaq Global Market, the sales price as a percentage of our net asset value (“NAV”) and the dividends declared by us for each fiscal quarter.

Year ended December 31, 2012	NAV(1)	High	Low
Fourth Quarter	$14.54	$15.39	$14.29

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

HOLDERS

The last reported price for our common stock on March 6, 2013 was $15.25 per share. As of March 6, 2013, there were 3 holders of record of our common stock.

DIVIDENDS

The following table summarizes our dividends or distributions declared during fiscal year 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
November 7, 2012	December 14, 2012	December 28, 2012	$0.34

Total Dividends Declared for Fiscal 2012			$0.34

On March 6, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.34 per share payable on March 28, 2013 to holders of record as of March 19, 2013.

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from October 25, 2012, the date our common stock began trading, through December 31, 2012. The graph assumes that on October 25, 2012, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

SALES OF UNREGISTERED SECURITIES

Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not purchase any shares of our common stock in the open market during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the year ended December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011 are derived from our financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. This financial data should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	For the year ended December 31, 2012 (1)	For the period from February 9, 2011 (date of inception) to December 31, 2011(1)
Statement of operations data:
Investment income	$1,706	$—
Total expenses	916	—

Net investment income	790	—
Unrealized gain on investments	160	—

Net increase in net assets resulting from operations	$950	$—

Per share data:
Net investment income	$0.15	$—

Net increase in net assets resulting from operations	$0.18	$—

Distributions declared	$0.34	$—

Balance sheet data:
Total assets	$139,231	$10

Total net assets	$83,634	$10

Other data:
Weighted average effective yield at period end(2)	11.3%	N/A
Number of portfolio company investments at period end	28	N/A
Total portfolio investments for the period	$144,482	N/A
Investment prepayments for the period	$11,898	N/A

(1)

For historical periods prior to October 24, 2012, the Company had no operations and therefore earnings per share, dividends declared per common share and weighted average shares outstanding information for the periods that include financial results prior to October 24, 2012 are not provided.

(2)	The weighted average effective yield at period end is based upon the par value of our debt investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K and our Prospectus, dated October 24, 2012, which was filed with the SEC on October 25, 2012. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties. The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report.

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. In addition for tax purposes, we intend to be treated as a RIC under the Code. We were incorporated under the Maryland General Corporation Law on February 9, 2011. We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock warrants.

Our shares are currently listed on the Nasdaq Global Market under the symbol “MRCC.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $25 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2012, our portfolio included approximately 34.1% senior secured debt, 56.9% unitranche secured debt, 8.8% junior secured debt and 0.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

We have established a credit facility with ING Capital LLC, as agent. The credit facility is secured by a lien on all of our assets, including our initial portfolio of loans and all other assets, including cash on hand. The credit facility consisted of a term loan in the amount equal to the purchase price of our initial portfolio and a revolving line of credit initially equal to $25.0 million and up to $100.0 million (currently $65.0 million) pursuant to an accordion feature. Pursuant to the terms of the term loan, we used a portion of the net proceeds from our initial public offering to pay the outstanding principal of, and accrued and unpaid interest on, the term loan portion of the credit facility as well as pay the reasonable transaction costs incurred by us and the Lender in establishing the full credit facility. Upon repayment of the term loan, the revolving loan portion of the credit facility became available to us for a period of four years, and we may make draws under the facility during the first three years of the loan to make or purchase additional investments or for general working capital purposes until the maturity date of the credit facility. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The revolving loan credit facility will bear an interest rate equal to, at our election, LIBOR plus 3.75% per annum or a fluctuating daily rate equal to 2.75% per annum plus the greater of the prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving loan portion of the credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by us and the Lender, (b) the termination of the credit facility in accordance with its terms or (c) any other date mutually agreed to by us and the Lender. As of December 31, 2012, we had outstanding loan commitments on the revolving portion of the credit facility of $55.0 million.

While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. and Canadian companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt securities that are noninvestment grade.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium is capitalized, and we then amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted or thinly-traded securities, our board of directors, together with our independent valuation firms, value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management.

•

Third-party valuation firms engaged by, or on behalf of, our board of directors conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for all material assets, at least once per year.

•

Our board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of MC Advisors and, where appropriate, the respective independent valuation firms.

New Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our financial statements.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2012, we accrued capital gains incentive fees of $6,503 based on the performance of our portfolio, all of which were based on unrealized gains and none of which were payable to MC Advisors.

Portfolio and Investment Activity

During the year ended December 31, 2012, we made $144.5 million of investments in new portfolio companies, had $11.9 million in aggregate amount of principal repayments and $0.2 million in unrealized appreciation on investments, resulting in net investments of $132.8 million as of December 31, 2012.

Our portfolio composition based on fair value at December 31, 2012 was as follows:

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Contractual Coupon Yield	Weighted Average Effective Yield(1)
Unitranche loans	56.9%	10.7%	13.1%
Senior secured loans	34.1	8.0	8.3
Junior secured loans	8.8	10.2	10.6
Equity securities	0.2	—	—

Total	100.0%	9.8%	11.3%

(1)	Weighted average effective yield is based upon the par value of our debt investments.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$17,407	13.1%
Services: Consumer	14,937	11.2
Automotive	14,783	11.0
Media: Advertising, Printing & Publishing	14,273	10.8
High Tech Industries	9,158	6.9
Hotels, Gaming & Leisure	8,434	6.4
Capital Equipment	7,978	6.0
Consumer Goods: Non-durable	7,554	5.9
Consumer Goods: Durable	6,864	5.2
Retail	6,633	5.0
Banking, Finance, Insurance & Real Estate	5,997	4.5
Chemicals, Plastics and Rubber	4,414	3.3
Services: Business	4,040	3.0
Telecommunications	3,840	2.9
Energy: Oil & Gas	3,500	2.6
Containers, Packaging & Glass	2,940	2.2

Total	$132,752	100.0%

Portfolio Asset Quality

MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors’ segregates our capital markets investments by industry. MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts will monitor performance using standard industry software tools to provide consistent disclosure of performance. MC Advisors will also monitor our investment exposure using a proprietary trend analysis tool. When necessary, MC Advisors will update our internal risk ratings, borrowing base criteria and covenant compliance reports. As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our board of directors reviews and affirms such ratings.

Rating Definition

Loan Rating	Summary Description

Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due). For grade 4 investments, we intend to increase monitoring of the issuer.

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we expect to recover.

In the event of a delinquency or a decision to rate a loan grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors intends to form a team or engage outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital’s professionals are experienced in running work-out transactions and bankruptcies.

Results of Operations

Operating results for the year ended December 31, 2012 are as follows (dollars in thousands):

For the year ended December 31,
2012
Total investment income	$1,706
Total expenses, net	916

Net investment income	790
Net change in unrealized appreciation on investments	160

Net increase in net assets resulting from operations	$950

Investment Income

For the year ended December 31, 2012, total investment income was $1.7 million, and was attributable to the $144.5 million of investments in new portfolio companies.

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2012 was as follows (dollars in thousands):

For the year ended December 31,
2012
Interest and other debt financing expenses	$305
Base management fee	318
Administrative service fee	133
Professional fees	76
General & administrative	78
Incentive fees	6

Total operating expenses	$916

Net Realized Gain from Investments

For the year ended December 31, 2012, we had $11.9 million of principal repayments, resulting in no realized gains or losses.

Net Change in Unrealized Appreciation on Investments

For the year ended December 31, 2012, our investments had $0.2 million of unrealized appreciation.

Changes in Net Assets from Operations

For the year ended December 31, 2012, we recorded a net increase in net assets resulting from operations of $1.0 million. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2012 our per share net increase in net assets resulting from operations was $0.18.

Distribution Policy

Our board of directors will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions.

Contractual Obligations

MC Advisors, an investment advisor registered with the SEC, serves as our investment advisor subsequent to consummation of this offering in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement are equal to (a) a management fee equal to 1.75% of the value of our total assets less cash and cash equivalents and (b) an incentive fee based on our performance. During the year ended December 31, 2012, we accrued capital gains incentive fees of $6,503, all of which were based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “Significant Accounting Estimates and Critical Accounting Policies—Capital Gains Incentive Fee.”

Pursuant to the Administration Agreement, MC Management furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, MC Management will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. MC Management also provides on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance. Amounts payable to MC Management in any quarter through the quarter ending December 31, 2013 will not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375,000. See “Management and Other Agreements—Administration Agreement.”

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Credit Facility

On October 24, 2012, we purchased our initial portfolio of loans for $67.5 million from two funds managed by Monroe Capital. We obtained the proceeds to complete the acquisition of our initial portfolio through the use of the secured term loan portion of our credit facility with ING Capital LLC, as agent, which we entered into on October 23, 2012. The secured term loan portion of the credit facility was repaid with the proceeds of our initial public offering. Our credit facility also includes a revolving loan currently equal to $65.0 million and up to $100.0 million pursuant to an accordion feature.

The credit facility is secured by a lien on all of our assets, including our initial portfolio of loans and all other assets, including cash on hand. Pursuant to the terms of the term loan portion of the credit facility, we agreed to use a portion of the net proceeds from this offering to pay the outstanding principal of, and accrued and unpaid interest on, the term loan as well as pay the reasonable transaction costs incurred by us and ING Capital LLC, as agent, in establishing the full credit facility. Upon repayment of the term loan, the revolving loan portion of the credit facility became available to us for a period of four years, and we may make draws under the facility for the first three years of the loan to make or purchase additional investments or for general working capital purposes until the maturity date of the revolving loan portion of the credit facility.

Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The term loan accrued interest at a daily rate equal to 2.75% plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0% and matured and was repaid on October 30, 2012. The revolving loan bears interest, at our election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving loan credit facility will be the earliest to occur of (a) October 21, 2016, (b) the termination of the facility in accordance with its terms or (c) any other date mutually agreed to by us and ING Capital LLC, as agent.

In connection with our execution of the credit facility, we made certain customary representations, warranties and covenants. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the security we hold and whether the security is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. Our credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from this offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving note; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. We have agreed to pay certain fees to ING Capital, LLC and other members of the lending group including upfront commitment and arrangement fees and unused commitment fees. The credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with our financial and negative covenants, and failure to maintain our relationship with our adviser, our chief executive officer or our chief investment officer. If we incur an event of default under our credit facility and fail to remedy such default under any applicable grace period, if any, then our entire facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2012 (dollars in thousands):

Total		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving line of credit	$55,000	$—	$—	$55,000	$—

Total contractual obligations	$55,000	$—	$—	$55,000	$—

For the year ended December 31, 2012, we had interest and other debt financing expenses of $305. Included in this amount is $167 of cash interest paid. The interest rate on our revolving credit facility as of December 31, 2012 was LIBOR plus 3.75% or 4.0%.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

We have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On March 6, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.34 per share payable on March 28, 2013 to holders of record as of March 19, 2013.

Market Trends

We have identified the following trends that may affect our business:

Target Market. We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital. We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.

Competition from Bank Lenders. We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle market companies and therefore drive increased new investment opportunities for us.

Pricing and Deal Structures. We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. We believe these market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. All of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. All of the loans in our current portfolio have interest rate floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. In addition, our credit facility has a floating interest rate provision and we expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the statement of financial condition as of December 31, 2012 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$—	$(137.5)	$137.5
Up 100 basis points	58.1	550.0	(491.9)
Up 200 basis points	1,084.8	1,100.0	(15.2)
Up 300 basis points	2,361.6	1,650.0	711.6

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the credit facility or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates or interest rate floors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statements

See the Index to the Financial Statements at page F-1 of this report.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Financial Statements:

Statements of Assets and Liabilities as of December 31, 2012 and 2011	F-2

Statements of Operations for the year ended December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-3

Statements of Changes in Net Assets for the year ended to December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-5

Schedule of Investments as of December 31, 2012	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Monroe Capital Corporation

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Monroe Capital Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period February 9, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2012, by correspondence with the custodian, loan agent or borrower. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monroe Capital Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period February 9, 2011 (date of inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As explained in Note 4, the financial statements include investments valued at approximately $132,752,000 (158.7% of net assets) as of December 31, 2012, whose fair values have been estimated by management in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Chicago, Illinois

March 8, 2013

MONROE CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Investments, at fair value (cost of: $132,592 and $0, respectively)	$132,752	$—
Cash and cash equivalents	4,060	10
Deferred financing costs, net	1,750	—
Interest receivable	503	—
Other assets	166	—

Total assets	139,231	10

LIABILITIES
Revolving credit facility	55,000	—
Management fees payable	318	—
Incentive fees payable	6	—
Accounts payable and accrued expenses	222	—
Interest payable on credit facilities	51	—

Total liabilities	55,597	—

Net assets	$83,634	$10

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 5,750 and 0 shares issued and outstanding, respectively	$6	$—
Capital in excess of par value	84,633	10	(1)
Accumulated distributions in excess of net investment income	(1,165)	—
Accumulated net unrealized appreciation on investments	160	—

Total net assets	$83,634	$10

Net asset value per share	$14.54	$100.00

(1)	Value rounded to nearest thousand dollar; actual value of Common Stock equal to $0.10; actual value of capital in excess of par value equal to $9,999.90.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31, 2012 (1)	For the period from February 9, 2011 (date of inception) to December 31, 2011 (1)
Investment income:
Interest income	$1,706	$—

Total investment income	1,706	—

Operating expenses:
Interest and other debt financing expenses	305	—
Base management fee	318	—
Administrative service fee	133	—
Professional fees	76	—
General and administrative expenses	78	—
Incentive fees	6	—

Total expenses	916	—

Net investment income	790	—

Net gain on investments:
Net change in unrealized appreciation on investments	160	—

Net increase in net assets resulting from operations	$950	$—

Per common share data:
Net investment income per share—basic and diluted (2)	$0.15	$—

Net increase in net assets resulting from operations per share—basic and diluted (2)	$0.18	$—

Dividends and distributions declared per common share	$0.34	$—

Weighted average common stock outstanding—basic and diluted (2)	5,386	—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.
(2)

Net investment income per share, net increase in net assets resulting from operations per share and weighted average shares outstanding for the year ended December 31, 2012 are calculated for the period from October 24, 2012 to December 31, 2012.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except per share data)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated distributions in excess of net investment income	Accumulated net unrealized appreciation on investments	Total net assets
Balances at February 9, 2011 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of shares of common stock	—	—	10	—	—	10

Balances at December 31, 2011	—	—	10	—	—	10
Issuance of shares of common stock, net of underwriting costs (1)	5,750	6	84,623	—	—	84,629
Stockholder distributions paid	—	—	—	(1,955)	—	(1,955)
Net increase in net assets resulting from operations	—	—	—	790	160	950

Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$160	$83,634

(1)

On October 24, 2012, Monroe Capital Corporation priced its initial public offering, selling 5,000 shares of its common stock at a public offering price of $15.00 per share. On November 26, 2012, an additional 750 shares were issued at $15.00 per share upon exercise of the underwriters' over-allotment option.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2012 (1)	For the period from February 9, 2011 (date of inception) to December 31, 2011 (1)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$950	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of loan origination costs	(8)	—
Amortization of debt financing costs	86	—
Principal repayments received on debt securities	11,898	—
Purchase of investments	(144,482)	—
Net change in unrealized appreciation on investments	(160)	—
Changes in operating assets and liabilities:
Interest receivable	(503)	—
Other assets	(166)	—
Management fees payable	318	—
Incentive fees payable	6	—
Accounts payable and accrued expenses	222	—
Interest payable	51	—

Net cash used in operating activities	(131,788)	—

Cash flows from financing activities
Proceeds from issuance of shares of common stock, net of underwriting costs	84,629	10
Borrowings on debt	58,000	—
Repayments on debt	(3,000)	—
Payment of debt financing costs	(1,836)	—
Stockholder distributions paid	(1,955)	—

Net cash provided by financing activities	135,838	10

Net increase in cash and cash equivalents	4,050	10
Cash and cash equivalents, beginning of period	10	—

Cash and cash equivalents, end of period	$4,060	$10

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$167	$—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/Shares	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	2/9/2018	2,955	$2,955	$2,968	3.5%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	3,000	2,970	2,985	3.6%
Fineline Technologies, Inc.	Consumer Goods Non-Durable	L+6.75%	8.00%	5/6/2017	4,607	4,607	4,517	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	2,000	1,980	1,980	2.4%
Flow Polymers, Inc.	Chemicals, Plastics and Rubber	L+5.75%	7.25%	12/31/2016	4,414	4,414	4,414	5.3%
Hudson Products Holdings, Inc.	Capital Equipment	Prime+4.75%	8.00%	6/7/2017	3,000	2,970	3,011	3.6%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/6/2017	2,000	1,980	1,980	2.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,840	3,840	3,840	4.6%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,900	3,900	3,900	4.7%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,697	4,697	4,638	5.5%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	7.50%	12/30/2016	3,110	3,110	3,110	3.7%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,333	3,300	3,300	3.9%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,650	2.0%
Rocket Dog Brands, LLC (e)	Consumer Goods Non-Durable	Prime+5.50%	11.75%	3/25/2013	195	195	186	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods Non-Durable	Prime+5.50%	11.75%	3/25/2013	2,992	2,992	2,851	3.4%

Sub Total Senior Secured Loans					45,710	45,560	45,332	54.2%

Unitranche Loans
Collaborative Neuroscience Network, LLC (f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	10,000	9,800	9,800	11.7%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,292	7,292	8.7%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,897	4,897	4,967	5.9%
Fabco Automotive Corp, LLC	Automotive	L+8.25%	9.25%	4/3/2017	7,781	7,701	7,898	9.4%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,981	8.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,002	3.6%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	4,040	4.8%
Monte Nido Residential Center, LLC	Services: Consumer	L+9.00%	10.00%	12/21/2017	10,000	9,776	9,776	11.7%
MooreCo, Inc. (g)	Consumer Goods Durable	L+11.00%	15.00%	12/27/2017	7,040	6,864	6,864	8.2%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	400	392	392	0.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	8,000	7,842	7,842	9.4%
TPP Acquisition, Inc.	Retail	L+9.00%	10.50%	12/17/2017	6,800	6,633	6,633	7.9%

Sub Total Unitranche Loans					76,519	75,198	75,487	90.3%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,000	2,968	2,995	3.6%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	6/6/2019	3,000	2,925	2,940	3.5%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,250	2,206	2,228	2.7%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,463	3,500	4.2%

Sub Total Junior Secured Loans					11,750	11,563	11,663	13.9%

Equity Securities (h)
Monte Nido Residential Center, LLC—Class A Units Common Units	Services: Consumer	—	—	—	2	71	71	0.1%
Playtime, LLC—Preferred Units	Hotels, Gaming & Leisure	—	—	—	9	200	200	0.2%

Sub Total Equity Securities					10	271	271	0.3%

TOTAL INVESTMENTS						$132,592	$132,752	158.7%

(a)	All of our debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR”) “L” or Prime “P” which reset daily, quarterly, or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 to the financial statements).
(d)	Percentages are based on net assets of $83,634 as of December 31, 2012.
(e)	Rocket Dog Brands, LLC interest rate consists of 8.75% in coupon interest and 3.0% in default interest.
(f)	Our investment in Collaborative Neuroscience Network, LLC includes warrants to purchase up to 1.67 Member Units. As of December 31, 2012, our board of directors has assigned a value of $0 to the warrants.
(g)	MooreCo, Inc interest rate consists of 12.50% in current cash interest and 2.5% in PIK interest.
(h)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” or the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or US GAAP. The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 to the financial statements for further discussion regarding the fair value measurements and hierarchy.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Revenue recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income. Dividend income is

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

The Company has investments in its portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

In connection with the Company’s debt investments, the Company will sometimes receive warrants or other equity-related securities (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income based on the effective interest method over the life of the debt security.

The Company receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against the investment cost basis on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the year ended December 31, 2012 totaled $1,681.

Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by our board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the statement of operations.

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s balance sheet and the proceeds recorded as a secured borrowing until the definition is met.

Non-accrual. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.

Dividends

Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a dividend, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 10 to the financial statements regarding dividend declarations and distributions.

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s registration statement in connection with the public offering of the Company’s Shares. The Advisor paid all offering costs associated with the Company’s initial public offering without reimbursement from the Company.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2012 the Company had deferred financing costs of $1,750. These amounts are amortized and included in interest expense in the statement of operations over the estimated average life of the borrowings. Amortization expense for the period ended December 31, 2012 was $86.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Standards Boards”) on fair value measurement. The collective efforts of the Standards Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Standards Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the amendments of ASU 2011-04 as of January 1, 2012. See Note 4 to the financial statements for the related disclosures. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position.

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 3. Investments

The composition of our investments as of December 31, 2012, at amortized cost and fair value were as follows:

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Unitranche loans	$75,198	56.6%	$75,487	56.9%
Senior secured loans	45,560	34.4	45,332	34.2
Junior secured loans	11,563	8.7	11,662	8.7
Equity securities	271	0.3	271	0.2

Total	$132,592	100.0%	$132,752	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

Region	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
West	$59,572	44.9%	$59,646	44.9%
Southeast	22,002	16.6	22,005	16.6
Southwest	20,176	15.2	20,294	15.2
Mid-Atlantic	17,593	13.3	17,544	13.3
Midwest	10,294	7.8	10,295	7.8
Northeast	2,955	2.2	2,968	2.2

Total	$132,592	100.0%	$132,752	100.0%

The industry compositions our investments as of December 31, 2012, at amortized cost and fair value were as follows:

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$17,452	13.2%	$17,407	13.1%
Services: Consumer	14,937	11.2	14,937	11.2
Automotive	14,572	11.0	14,783	11.0
Media: Advertising, Printing & Publishing	14,292	10.8	14,273	10.8
High Tech Industries	9,137	6.9	9,158	6.9
Hotels, Gaming & Leisure	8,434	6.4	8,434	6.4
Capital Equipment	7,867	5.9	7,978	6.0
Consumer Goods: Non-durable	7,794	5.9	7,554	5.9
Consumer Goods: Durable	6,864	5.2	6,864	5.2
Retail	6,633	5.0	6,633	5.0
Banking, Finance, Insurance & Real Estate	5,968	4.5	5,997	4.5
Chemicals, Plastics and Rubber	4,414	3.3	4,414	3.3
Services: Business	4,000	3.0	4,040	3.0
Telecommunications	3,840	2.9	3,840	2.9

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Energy: Oil & Gas	3,463	2.6	3,500	2.6
Containers, Packaging & Glass	2,925	2.2	2,940	2.2

Total	$132,592	100.0%	$132,752	100.0%

For the year ended December 31, 2012, the Company had one portfolio company investment that represented more than 10% of investment income. This investment represented approximately 14.8% of the investment income for the period.

Note 4. Fair Value Measurements

Investments

The Company values all investments in accordance with ASC 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Company’s Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company’s Advisor;

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;

•

the audit committee of the Board reviews the preliminary valuations of the Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

•

the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Advisor, the independent valuation firm(s) and the audit committee.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by Management in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, Management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Management uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The accompanying schedule of investments held by Monroe Capital Corporation consists primarily of private debt instruments (“Level 3 debt”), with the intent to hold them until maturity given that there is no natural market for such securities. Management generally uses the yield approach to determine fair value, as long as it is appropriate.

If there is deterioration in credit quality or a debt investment is in workout status, Management may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Management considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, Management considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, Management will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The interest rates on the loans range from 6.25% to 15.00% at December 31, 2012. The maturity dates on the loans outstanding at December 31, 2012 range between February 2013 and May 2019. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

Under the market approach, Management typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which Management derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, Management analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Typically, the enterprise values of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.

Under the income approach, Management prepares and analyzes discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. In determining the fair value under the income approach, Management considers various factors including, but not limited to, the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

Under the yield approach, Management uses discounted cash flow models to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the yield approach, Management also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. This evaluation will be updated quarterly for Level 3 debt instruments that are performing and are not performing, respectively, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by Management.

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Unitranche loans	$—	$—	$75,487	$75,487
Senior secured loans	—	—	45,332	45,332
Junior secured loans	—	—	11,662	11,662
Equity securities	—	—	271	271

Total	$—	$—	$132,752	$132,752

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012:

	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	289	(229)	100	—	160
Purchase of investments	83,808	45,960	14,443	271	144,482
Principal repayments of debt securities	(8,615)	(400)	(2,883)	—	(11,898)
Net accretion of loan origination costs	5	1	2	—	8

Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$132,752

Purchases and other adjustments to cost include purchases of new investments, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain on investments held as of December 31, 2012 is $160 and is included in net unrealized appreciation on investments in the Statement of Operations.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 were as follows:

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

						Range
	Fair Value	Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Senior secured loans	$48,410	Market comparable companies	EBITDA multiples	7.0	x	4.0	x	10.5	x

		Discounted cash flow	Market Yields	8.9%		6.2%		19.0%

Unitranche loans	$69,460	Market comparable companies	EBITDA multiples	7.3	x	5.0	x	10.8	x

		Discounted cash flow	Market Yields	14.1%		10.8%		19.8%

Equity securities	$271	Market comparable companies	EBITDA multiples	8.6	x	8.5	x	8.7	x

The remainder of our Level 3 investments are valued using indicative bid and ask prices provided by an independent third party pricing service.

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of earnings before income tax, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firm selects a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.

The significant unobservable input used in the income approach of fair value measurement of our investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in an decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The Company believes that the carrying value of its revolving credit facility approximates the fair value.

Note 5. Transactions with Related Parties

We have entered into the Investment Advisory Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of our board of directors, provides investment advisory services to us. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of our invested assets (which includes assets purchased with borrowed amounts but does not include cash and cash equivalents). The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our preincentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up”

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees. The base management fee for the period was prorated for the period beginning October 24, 2012 and ending December 31, 2012. Prorated base management and incentive fees for the period ended December 31, 2012 were $318 and $6, respectively.

We will reimburse MC Management under the Administration Agreement (subject to the review and approval of our board of directors) for our allocable portion of overhead and other expenses, including the costs of furnishing us with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Amounts payable to MC Management in any quarter through the quarter ending December 31, 2013 will not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375. The prorated expenses under the Administration Agreement for the period beginning October 24, 2012 and ending December 31, 2012 were $287. As of December 31, 2012, we had accrued reimbursable expenses to MC Management of $133 which are included in accounts payable and accrued expenses as of December 31, 2012.

We have entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business. Under this agreement, we will have a right to use the “Monroe Capital” name, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name.

On October 24, 2012, we purchased our initial portfolio of loans for $67,505 from two funds managed by Monroe Capital, which was comprised of 16 loans that were either senior secured debt, junior secured debt or unitranche secured debt obligations of companies that we believe provided us with a sound foundation for our business. Our board of directors determined the purchase price for our initial portfolio based on the aggregate fair value of the assets in the initial portfolio and the disinterested members of our board of directors approved the transaction as being fair to us.

Note 6. Credit Facility

We obtained the proceeds to complete the acquisition of our initial portfolio of loans through the use of the secured term loan portion of our credit facility with ING Capital, LLC, as agent, which we entered into on October 23, 2012. We repaid the secured term loan portion of our credit facility with the proceeds of our initial public offering on October 30, 2012. Our credit facility also includes a revolving loan currently equal to $65,000 and up to $100,000 pursuant to an accordion feature, subject to maintaining 200% asset coverage, as defined in the 1940 Act. As of December 31, 2012, we have borrowed $55,000 under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets.

The credit facility is secured by a lien on all of our assets, including our initial portfolio of loans and all other assets, including cash on hand. Pursuant to the terms of the term loan portion of the credit facility, we used a portion of the net proceeds from our initial public offering to pay the outstanding principal of, and accrued and unpaid interest on, the term loan as well as pay the reasonable transaction costs incurred by us and ING Capital, LLC in establishing the full credit facility. Upon repayment of the term loan, the revolving loan portion of the credit facility became available to us for a period of four years, and we may make draws under the facility for the first three years of the loan to make or purchase additional investments or for general working capital purposes until the maturity date of the revolving loan portion of the credit facility. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The term loan accrued interest at a daily rate equal to 2.75% plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0% and matured and was repaid on October 30, 2012. The revolving loan bears interest, at our election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving loan credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by us and ING Capital, LLC, as agent, (b) the termination of the facility in accordance with its terms or (c) any other date mutually agreed to by us and ING Capital, LLC, as agent. The weighted average interest rate of our borrowings as of December 31, 2012 was 4.0%.

In connection with our execution of the credit facility, we made certain customary representations, warranties and covenants. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the security we hold and whether the security is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. Our credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from this offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving note; (2) a ratio of our total assets (less

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. We have agreed to pay certain fees to ING Capital, LLC and other members of the lending group, including upfront commitment and arrangement fees and unused commitment fees. The credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with our financial and negative covenants, and failure to maintain our relationship with our adviser, our chief executive officer or our chief investment officer. If we incur an event of default under our credit facility and fail to remedy such default under any applicable grace period, if any, then our entire facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Note 7. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

December 31, 2012
Accumulated net investment income/(loss)	$—
Accumulated net realized gains (losses) on investments	$—
Capital in excess of par value	$83,474

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2012 was as follows:

December 31, 2012
Ordinary income	$790
Capital gains	—
Return of capital	1,165

Total	$1,955

For federal income tax purposes, as of December 31, 2012, the aggregate net unrealized appreciation for all securities is $160. The aggregate cost of securities for federal income tax purposes is $132,592.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was enacted, and the provisions with the Modernization Act are effective for the Company for the year ended December 31, 2012. The Modernization Act is the first major piece of legislation affecting RICs since 1986 and it modernizes several of the federal income and excise tax provisions related to RICs. Some highlights of the enacted provisions are as follows:

New capital losses may now be carried forward indefinitely, and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss.

The Modernization Act contains simplification provisions, which are aimed at preventing disqualification of a RIC for “inadvertent” failures of the asset diversification and/or qualifying income tests. Additionally, the Modernization Act exempts RICs

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

from the preferential dividend rule, and repealed the 60-day designation requirement for certain types of pay-through income and gains.

Finally, the Modernization Act contains several provisions aimed at preserving the character of distributions made by a fiscal year RIC during the portion of its taxable year ending after October 31 or December 31, reducing the circumstances under which a RIC might be required to file amended Forms 1099 to restate previously reported distributions.

Note 8. Directors Fees

The independent directors receive an annual fee of $20. They also receive $1 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting. In addition, the chairman of the Audit Committee receives an annual fee of $15 and the chairman of each other committee receives an annual fee of $5 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the year ended December 31, 2012 we paid $18 for directors’ fees expense. As of December 31, 2012, we had not issued any common stock to our directors as compensation for their services.

Note 9. Common Stock

On October 24, 2012, the Company completed its IPO of 5,000,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Gross proceeds received from the IPO were $75,000.

On November 26, 2012, the Company’s underwriters exercised their over-allotment option of 750,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Gross proceeds received from the over-allotment option were $11,250.

Note 10. Dividends and Distributions

On November 7, 2012, we declared a dividend of $0.34 per share payable on December 28, 2012. The Company’s dividend and distributions are recorded on the record date.

The following table summarizes dividends declared during the year ended December 31, 2012:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
November 7, 2012	December 14, 2012	December 28, 2012	$0.34	$1,955	3	$—

Total dividends declared			$0.34	$1,955	3	$—

Note 11. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $3,200 under various undrawn revolvers as of December 31, 2012.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

default depends on the creditworthiness of the counterparties or issuers of the instruments. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Market risk: The Company’s investments and borrows are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s financial statements.

Note 12. Earnings Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2012, there were no potentially dilutive common shares issued.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the year ended December 31, 2012:

December 31, 2012
Basic and diluted
Net increase in net assets from operations	$950
Weighted average common shares outstanding	5,386,130
Earnings per common share-basic and diluted	$0.18

Note 13. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2012:

December 31, 2012
Per share data:
Initial public offering price per share (1)	$15.00
Net dilution to stockholders participating in public offering (1)	(0.28)

Pro forma net asset value at beginning of period (1)	14.72
Net investment income (2)	0.15
Net change in unrealized appreciation on investments (2)	0.03

Net increase in net assets from operations (2)	0.18
Stockholder dividends and distributions	(0.34)
Other	(0.01)

Net asset value at end of period (3)	$14.54
Net assets at end of period	$83,634
Shares outstanding at end of period	5,750,103
Per share market value at end of period	$14.83
Total return based on market value (4)	1.15%
Total return based on net asset value (5)	1.10%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	5.00%
Ratio of expenses (without incentive fees) to average net assets (6)	5.76%
Ratio of incentive fees to average net assets (7)	0.01%
Ratio of credit facility related expenses to average net assets (6)	1.93%
Ratio of total expenses to average net assets (6)	5.80%
Average debt outstanding	$31,056
Average debt outstanding per share	$5.40
Portfolio turnover	11.88%

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	Calculated using the shares outstanding at the time of the initial public offering.
(2)	Calculated using the weighted average shares outstanding during the period from October 24, 2012 to December 31, 2012.
(3)	Calculated using the shares outstanding at the end of the period.
(4)	Total investment return is calculated assuming a purchase of common shares at the initial public offering price on the first day and a sale at the current market value on the last day of the periods reported (October 24, 2012 to December 31, 2012). Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(5)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported (October 24, 2012 to December 31, 2012). Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(6)	Ratios are annualized.
(7)	Ratio is not annualized.

Note 14. Subsequent Events

On March 6, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.34 per share payable on March 28, 2013 to holders of record as of March 19, 2013.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements

Monroe Capital Corporation Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Financial Statements:

Statements of Assets and Liabilities as of December 31, 2012 and 2011	F-2

Statements of Operations for the year ended December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-3

Statements of Changes in Net Assets for the year ended to December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-5

Schedule of Investments as of December 31, 2012	F-6

Notes to Financial Statements	F-7

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333- 172601) filed on October 18, 2012)

3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333 172601) filed on October 18, 2012)

4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.2	Investment Advisory Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)

10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)

11.1	Computation per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

21.1	List of Subsidiaries (filed herewith)

24.1	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2013

Monroe Capital Corporation (Registrant)

By	/s/ Theodore L. Koenig

Theodore L. Koenig
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Aaron D. Peck

Aaron D. Peck
Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 8, 2013
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer, Chief Investment Officer, Chief	March 8, 2013
Aaron D. Peck	Compliance Officer and Director (Principal Financial and Accounting Officer)

/s/ Jeffrey A. Golman	Director	March 8, 2013
Jeffrey A. Golman

/s/ Robert S. Rubin	Director	March 8, 2013
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 8, 2013
Jeffrey D. Steele