Form 10-K/A
period 2012-12-31
MONROE CAPITAL Corp
filed 2013-04-30
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of June 30, 2012 (the last day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on any exchange or over-the counter market. The registrant’s common stock began trading on the Nasdaq Global Market on October 25, 2012. The aggregate market value of common stock held by non-affiliates of the registrant on March 29, 2013 (the last business day of the registrant’s most recently completed fiscal quarter) based on the closing price on that date of $15.04 on the Nasdaq Global Market was approximately $85.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. As of April 30, 2013, the registrant had 5,764,393 shares of common stock, $0.001 par value, outstanding.

MONROE CAPITAL CORPORATION

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2012

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2012. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below and the correction of the List of Exhibits and Index to Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Class I Director

Independent Director

Name	Age	Background Information
Thomas J. Allison	61	Mr. Allison has served on our Board of Directors and as our Audit Committee Chairperson since April 29, 2013. From 2006 until his retirement in 2012, Mr. Allison served as Executive Vice President and Senior Managing Director of Mesirow Financial Consulting, LLC, a full-service financial and operational advisory consulting firm headquartered in Chicago. At Mesirow, Mr. Allison managed complex turnaround situations and advised on major reorganizations and insolvencies. He also served as CEO, CFO or CRO for several clients. From 2002 to 2006, Mr. Allison served as National Practice Leader of the restructuring practice of Huron Consulting Group. From 1988 to 2002, he served in a variety of roles at Arthur Andersen, LLC, including Partner-in-Charge, Central Region Restructuring Practice. Earlier in his career, Mr. Allison served in various capacities at Coopers & Lybrand, First National Bank of Chicago and the Chicago Police Department. Mr. Allison has previously served as Chairman of the Association for Certified Turnaround Professionals, Chairman and Director of the Turnaround Management Association, is a Fellow in the American College of Bankruptcy and has taught as a guest lecturer at Northwestern University and DePaul University. Mr. Allison received his bachelor of science in commerce and his master of business administration from DePaul University.

		Mr. Allison brings extensive turnaround and restructuring experience, significant financial leadership and extensive corporate finance experience to our Board of Directors.

Independent Director

Name	Age	Background Information
Robert S. Rubin	56	Mr. Rubin has served on our Board of Directors since our initial public offering in October 2012 and is a member of our audit committee and nominating and corporate governance committee. Mr. Rubin is currently managing principal of the Diamond Group, an investment group that operates various companies and partnerships engaged in asset management and real estate investments. Mr. Rubin has been Managing Principal of the Diamond Group since 1999, and has acted as President of the various operating companies and special purpose investment vehicles that comprise the Diamond Group, including serving as a member of the board of

		Diamond Bancorp, Inc. and Diamond Bank, FSB (formerly North Federal Savings Bank) in Chicago since 2004. From 1997 to 1998, Mr. Rubin founded and ran a boutique derivatives advisory firm called Prospect Park Capital Advisors, and from 1991 to 1997 co-founded and ran Horizon Advisors, a hedge fund and commodity trading advisor. From 1986 to 1991, Mr. Rubin worked at Nomura Securities in the Global Syndicate and New Products Department, where he co-founded and served on the board of Nomura Capital Services Inc., the first Japanese dealer in derivative products. From 1983 to 1986, Mr. Rubin worked at First National Bank of Chicago (now a part of JPMorgan Chase Bank, N.A.). Mr. Rubin currently serves on the boards of the Parsons Water Fund and the Aleh Foundation, which supports facilities for developmentally disabled children and adults in Israel. Mr. Rubin received his bachelor of arts from Harvard College in 1978 and his master of business administration from the University of Chicago in 1986.

		Mr. Rubin has extensive capital markets, risk management and business operating experience and provides our Board of Directors with practical knowledge and valuable insight and perspective.

Class II Directors Interested Director
Name	Age	Background Information
Aaron D. Peck	42	Mr. Peck has served as our director and as a member of our Investment Advisor’s investment committee since our initial public offering in October 2012. Additionally, Mr. Peck serves as our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer. Mr. Peck has been a managing director of Monroe Capital since September 2012, where he is responsible for portfolio management and strategic initiatives. From 2002 to 2003 and from 2004 to June 2011, Mr. Peck worked in various capacities at Deerfield Capital Management LLC, including serving as its Co-Chief Investment Officer and as Managing Director of its Middle Market Lending Group. He also helped establish and served as chief portfolio manager for Deerfield Capital Corp. (fka Deerfield Triarc Capital Corp.), a publicly-traded externally-managed specialty finance hybrid mortgage REIT. For Deerfield Capital Corp., Mr. Peck was the primary point of contact for institutional and retail investors, equity research analysts, investment bankers and lenders. Mr. Peck also served as a member of Deerfield Capital’s Executive Committee, Investment Committee and Risk Management Committee. From 2003 to 2004, Mr. Peck served as Senior Director of AEG Investors LLC and led the company’s efforts in acquiring distressed middle market loans. From 2001 to 2002, Mr. Peck was a senior research analyst at Black Diamond Capital Management LLC. Prior to that, Mr. Peck worked in leveraged credit at several investment firms including Salomon Smith Barney, Merrill Lynch, ESL Investments and Lehman Brothers. Mr. Peck received his bachelor of science in commerce from the University of Virginia, McIntire School of Commerce and received a master of business administration with honors from The University of Chicago, Graduate School of Business.

		Mr. Peck’s experience in public company management, capital markets, risk management and financial services provides our Board of Directors with valuable industry knowledge, expertise and insight.

Independent Director
Name	Age	Background Information
Jeffrey A. Golman	57	Mr. Golman has served on our Board of Directors since our initial public offering in October 2012 and serves as chairman of our nominating and corporate governance committee and as a member of our audit committee. Since 2001, Mr. Golman has served a Vice Chairman and head of Investment Banking of Mesirow Financial, Inc., a diversified financial services firm headquartered in Chicago. Prior to his time with Mesirow Financial, Mr. Golman co-founded GGW Management Partners,

		LLC, a management-oriented investment group formed in partnership with Madison Dearborn Partners, Willis Stein & Partners and The Pritzker Organization, and was Managing Director with Lazard Frères & Co., LLC from 1989 to 1999. From 1981 to 1988, Mr. Golman worked with Salomon Brothers’ Chicago Banking Group, rising to the level of Vice President. Prior to that time, Mr. Golman practiced corporate and tax law in Chicago. Mr. Golman is a director of the Cystic Fibrosis Foundation Leadership Council’s Greater Illinois Chapter. Mr. Golman is also a member of The Economic Club of Chicago, a member of the University of Illinois Foundation and a member of the Development Council of B.U.I.L.D., Inc. (Broader Urban Involvement and Leadership Development), a non-profit organization which helps at-risk youth realize their potential and contributes to the stability, safety and well-being of our communities. Mr. Golman also serves on the Advisory Board of DHR International, Inc. in an advisory position and as a member of the Law Board of Northwestern University School of Law. Mr. Golman received his bachelor of science in accounting from the University of Illinois in Champaign-Urbana and received his juris doctor from Northwestern University.

		Mr. Golman’s extensive capital markets and middle-market investment banking experience, as well as his legal background, provide our Board of Directors with valuable industry knowledge and analytical perspective.

Independent Director
Name	Age	Background Information
Jorde M. Nathan	50	Mr. Nathan has served on our Board of Directors and as a member of our nominating and corporate governance committee since April 29, 2013. Mr. Nathan was a Managing Director of Barclays Bank, a major global financial services provider, from 2008 until his retirement in 2012. From 1993 until 2008, Mr. Nathan was employed by Lehman Brothers Inc., and served as a Managing Director of distressed, high yield and leverage loan sales and trading. From 1985 to 1993, Mr. Nathan served in various capacities as a First Scholar at The First National Bank of Chicago, ultimately serving as head of trading for bank loans. Mr. Nathan graduated Phi Beta Kappa with an AB degree in Chinese Language and Economics from Amherst College and earned his master of business administration from the University of Chicago. Mr. Nathan is a member of the national board and serves as chairman of the central region of the Friends of Israel Defense Forces.

		Mr. Nathan’s significant capital markets and leveraged loan experience provides our Board of Directors with industry knowledge and practical insight.

Class III Directors Interested Director
Name	Age	Background Information
Theodore L. Koenig	54	Mr. Koenig has served as our chairman of the board and chief executive officer since our formation in February 2011 and as chairman of our Investment Advisor’s investment committee since our initial public offering in October 2012. Additionally, Mr. Koenig is the chief executive officer and a manager of our Investment Advisor. Since founding Monroe Capital in 2004, Mr. Koenig has served continuously as its President and Chief Executive Officer. Prior to founding Monroe Capital, Mr. Koenig served as the President and Chief Executive Officer of Hilco Capital LP from 1999 to 2004, where he invested in distressed debt, junior secured debt and unsecured subordinated debt transactions. From 1986 to 1999, Mr. Koenig was a partner with the Chicago-based corporate law firm, Holleb & Coff. Mr. Koenig is a past President of the Indiana University Kelley School of Business Alumni Club of Chicago. He currently serves as director of the Commercial Finance Association and is a member of the Turnaround Management Association, the Association for Corporate Growth and the American Bankruptcy

		Institute. Mr. Koenig also serves on the Dean’s Advisory Council, Kelley School of Business; Board of Overseers, Chicago-Kent School of Law; and as Vice Chairman of the Board of Trustees of Allendale School, a non-profit residential and educational facility for emotionally troubled children in the greater Chicago area. He is also a Certified Public Accountant. Mr. Koenig received a bachelor of science in accounting, with high honors, from Indiana University and earned a juris doctor, with honors, from Chicago Kent College of Law.

		Mr. Koenig’s substantial experience utilizing Monroe Capital’s investment strategy and investing in a variety of debt transactions, as well as his legal background, provide our Board of Directors with valuable experience, insight and perspective.

Interested Director
Name	Age	Background Information
Jeffrey D. Steele	53	Mr. Steele has served on our Board of Directors since our initial public offering in October 2012. Since 2007, Mr. Steele has served as Executive Vice President and Managing Director of The Private Bank, a commercial bank headquartered in Chicago. Mr. Steele was a founding member of The Private Bank’s Transitional Management Team, and is currently a member on the bank’s Executive Committee and Loan Committee, where his responsibilities include operations, compliance, bank-wide performance and credit approval. From 1992 to 2007, Mr. Steele worked in various capacities at LaSalle Bank, N.A., including serving as Group Senior Vice President from 2001 to 2007. From 1982 to 1992, he served in a variety of roles at National Boulevard Bank of Chicago, including Vice President and Co-Head of Commercial Banking. Mr. Steele has previously served as a board member of the Better Government Association in Chicago and has taught as a guest lecturer at Indiana University Kelley School for Business and the University of Iowa Tippie College of Business. Mr. Steele received his bachelor of science in finance from Indiana University and completed a graduate program in banking management at the Stonier Graduate School of Banking.

		Mr. Steele’s extensive middle-market commercial banking and corporate finance experience provides our Board of Directors with insight, perspective and industry knowledge.

Executive Officers

Theodore L. Koenig – Mr. Koenig has served as our chief executive officer since our formation in February 2011. His biographical information and business experience is described above under “—Class III Directors.”

Aaron D. Peck – Mr. Peck has served as our chief financial officer, chief investment officer and chief compliance officer since September 2012. His biographical information and business experience is described above under “—Class II Directors.”

CORPORATE GOVERNANCE

Organization of the Board of Directors

The Board of Directors has established an audit committee and a nominating and corporate governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. The Board of Directors held one meeting in 2012. We encourage, but do not require, the directors to attend our annual meeting of stockholders. Since they have joined the Board of Directors, each of our current directors has attended at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which he served that has been held during their period of service. We did not hold an annual meeting of stockholders in 2012 because we did not become a public reporting company until October 2012.

Board Leadership Structure

The Board of Directors monitors and performs an oversight role with respect to our business and affairs. Among other things, the Board of Directors approves the appointment of our Investment Advisor, administrator and officers, reviews and monitors the services and activities performed by our Investment Advisor, administrator and officers and approves the engagement, and reviews the performance of, our independent registered public accounting firm.

Under the bylaws, the Board of Directors may designate a chairman to preside over the meetings of the Board of Directors and meetings of the stockholders and to perform such other duties as may be assigned to him by the Board of Directors. We do not have a fixed policy as to whether the chairman of the Board of Directors should be an independent director and believe that our flexibility to select the chairman and reorganize our leadership structure from time to time is in the best interests of us and our stockholders.

Presently, Mr. Koenig serves as the chairman of the Board of Directors. Mr. Koenig is an interested director because he is our Chief Executive Officer, serves on our Investment Advisor’s investment committee and is a manager of our Investment Advisor. We believe that Mr. Koenig’s history with the Company, familiarity with the Monroe Capital investment platform and extensive experience investing in and managing private equity and debt investments qualifies him to serve as chairman of the Board of Directors. Moreover, our Board of Directors believes that it is in the best interests of our stockholders for Mr. Koenig to lead our Board of Directors because of his broad experience with the Monroe Capital platform, day-to-day management and operation of other investment funds and his significant background in the financial services industry, as described above.

Our Board of Directors does not have a lead independent director. However, Mr. Allison, the chairman of the audit committee, is an independent director and acts as a liaison between the independent directors and management between meetings of our Board of Directors and is involved in the preparation of agendas for board and committee meetings. Our Board of Directors believes that its leadership structure is appropriate in light of our characteristics and circumstances because the structure allocates areas of responsibility among the individual directors and the committees in a manner that encourages effective oversight. The members of our Board of Directors also believe that its size creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between both the members of management and our Investment Advisor and our Board of Directors.

Board Role in Risk Oversight

The Board of Directors performs its risk oversight function primarily through (a) its two standing committees, which report to the entire Board of Directors and are comprised solely of independent directors and (b) monitoring by the our Chief Compliance Officer in accordance with its compliance policies and procedures.

As described below in more detail under “Audit Committee” and “Nominating and Corporate Governance Committee,” the audit committee and the nominating and corporate governance committee assist the Board of Directors in fulfilling its risk oversight responsibilities. The audit committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting and audits of our financial statements and discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The nominating and corporate governance committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and its committees. Both the audit committee and the nominating and corporate governance committee consist solely of independent directors.

The Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Company’s Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures and certain of its service providers. The Chief Compliance Officer’s report, which is reviewed by the Board of Directors, addresses at a minimum (a) the operation of our compliance policies and procedures and certain of its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the independent directors periodically, but in no event less than once each year.

We believe that the Board of Directors’ role in risk oversight is effective and appropriate given the extensive regulation to which it is already subject as a business development company. Specifically, as a business development company, we must comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% immediately after each time we incur indebtedness and we generally have to invest at least 70% of our total assets in “qualifying assets.” In addition, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. As a RIC, we must, among other things, meet certain income source and asset diversification requirements.

We believe that Board of Directors’ existing role in risk oversight is appropriate. However, we re-examine the manners in which the Board of Directors administers its oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.

Audit Committee

Thomas J. Allison, Jeffrey A. Golman and Robert S. Rubin serve as members of our audit committee. The members of the audit committee are independent directors, each of whom meets the independence standards established by the SEC and The Nasdaq Stock Market for audit committees and is independent for purposes of the 1940 Act. Mr. Allison serves as chairman of the audit committee. Our Board of Directors has determined that each of the members of our audit committee is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and audit committee will utilize the services of independent valuation firms to help them determine the fair value of these securities. The audit committee charter is available on our corporate website.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Jeffrey A. Golman, Jorde M. Nathan and Robert S. Rubin, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance regulations. Mr. Golman serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management. The nominating and corporate governance committee charter is available on our corporate website.

The nominating and corporate governance committee considers nominees to the board of directors recommended by a stockholder, if such stockholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our corporate secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must deliver to our corporate secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the board of directors, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Our executive officers are paid by our Investment Advisor. However, the investment advisory and management agreement, or the Investment Advisory Agreement, which provides for the compensation payable to the Investment Advisor, is separately approved by a majority of the independent directors in accordance with Nasdaq Marketplace Rule 5605(d) and Section 15(c) of the 1940 Act.

Code of Business Conduct

We have adopted a code of ethics, or our Code of Business Conduct, that all of our officers, directors and employees and our Investment Advisor are expected to observe. Our Code of Business Conduct can be accessed via our website. We intend to disclose any amendments to or waivers of required provisions of the Code of Business Conduct on our website. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct. To receive a copy, please provide a written request to: Monroe Capital Corporation, Attn: Chief Compliance Officer, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, Nasdaq and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year 2012 all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by our Investment Advisor. Services necessary for our business are provided by individuals who are employees of an affiliate of our Investment Advisor, pursuant to the terms of our Investment Advisory Agreement and our administration agreement. Each of our executive officers is an employee of an affiliate of our Investment Advisor. We reimburse MC Management, as administrator, for its allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including its allocable portion of the cost of our officers and their respective staffs, and we reimburse our Investment Advisor for certain expenses under the Investment Advisory Agreement.

Under the Investment Advisory Agreement, our Investment Advisor earned approximately $318,000 in fees for the year ended December 31, 2012. Even though no Capital Gains Fee was payable to our Investment Advisor for the year ended December 31, 2012, we accrued a Capital Gains Fee of $6,503 in our financial statements for the year ended December 31, 2012, in accordance with United States generally accepted accounting principles, or GAAP. In addition, during 2012, we have accrued $132,329 of expenses to be reimbursed to MC Management under the Administration Agreement. We reimbursed these accrued expenses to MC Management in the first fiscal quarter of 2013.

Director Compensation

Each independent director, as well as Mr. Steele, who is not an employee of us or our Investment Advisor, receives an annual retainer of $20,000 for serving on the board of directors and a $1,000 fee for each meeting attended. The chair of our audit committee receives a $15,000 annual retainer and the chair of our nominating and corporate governance committee receives a $5,000 annual retainer. “Interested Directors,” other than Mr. Steele, do not receive additional compensation for service as a member of our board of directors. We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time-to-time.

The following table shows information regarding the compensation received by our directors, none of whom is an employee of the Company, for the fiscal year ended December 31, 2012. No compensation is paid by us to interested directors, other than to Mr. Steele, who is not an employee of us or our Investment Advisor. There are no executive officers of the Company who are not directors.

Name	Fees Earned or Paid in Cash	Total
Independent Directors
Thomas J. Allison(2)	None	None
Jeffrey A. Golman	$5,635	$5,635
Jorde M. Nathan(2)	None	None
Robert S. Rubin	$4,708	$4,708

Interested Directors
Jeffrey D. Steele	$7,490	$7,490
Theodore L. Koenig	None	None
Aaron D. Peck	None	None

(1)	Thomas J. Allison and Jorde M. Nathan became directors on April 29, 2013, and therefore did not receive any compensation in 2012.

Compensation Committee Report

We do not have a compensation committee because our executive officers do not receive any direct compensation from us. See “—Compensation Discussion and Analysis—Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 30, 2013, by each of our executive officers and independent directors and all of our directors and executive officers as a group. As of April 30, 2013, we are aware of the five percent beneficial owners of our common stock that are listed in the table below.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 30, 2013. Percentage of beneficial ownership is based on 5,764,393 shares of common stock outstanding as of April 30, 2013. Unless otherwise stated, the business address of each person below is 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class	Dollar Range of Equity Securities Beneficially Owned by our Directors(2)(3)
Interested Directors
Theodore L. Koenig	69,685	1.2%	over $100,000
Aaron D. Peck	3,554	*	$10,001 - $50,000
Jeffrey D. Steele	4,000	*	$10,001 - $50,000

Independent Directors:
Thomas J. Allison	3,475	*	$10,001 - $50,000
Jeffrey A. Golman	2,000	*	$10,001 - $50,000
Robert S. Rubin	17,247	*	over $100,000
Jorde M. Nathan	0	N/A	none

All Directors and Executive Officers as a Group (7 Persons)	104,961	1.8%	over $100,000

*	Less than 1.0%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(3)	The dollar range of equity securities beneficially owned by our directors is based on a stock price of $15.25 per share as of April 30, 2013.

Equity Compensation Plan Information

We do not have an Equity Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

We have entered into agreements with MC Advisors, in which our senior management and members of MC Advisors’ investment committee have ownership and financial interests. Members of our senior management and members of the investment committee also serve as principals of other investment managers affiliated with MC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours. Our senior management team holds equity interests in MC Advisors. In addition, our executive officers and directors and the principals of MC Advisors and members of the investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or related, line of business as we do or of investment funds, accounts or other investment vehicles managed by our affiliates. These investment funds, accounts or other investment vehicles may have investment objectives similar to our investment objectives.

While MC Advisors currently contemplates that we will be the only investment vehicle managed by it or one of its affiliates with an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments in lower middle-market companies in the United States and Canada, we may compete with entities managed by MC Advisors and its affiliates for capital and similar investment opportunities in the future. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by MC Advisors or its affiliates or by members of the investment committee. However, in order to fulfill its fiduciary duties to each of its clients, MC Advisors intends to allocate investment opportunities on an alternating basis in a manner that is fair and equitable over time and is consistent with MC Advisors’ allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. MC Advisors has agreed with our board of directors that allocations among us and other investment funds affiliated with MC Advisors will be made based on capital available for investment in the asset class being allocated. We expect that our available capital for investments will be determined based on the amount of cash on hand, existing commitments and reserves, if any, and the targeted leverage level and targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations.

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

We have in the past and expect in the future to co-invest on a concurrent basis with other affiliates, unless doing so is impermissible with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that we will obtain any such order. We and MC Advisors have submitted an exemptive application to the SEC to permit us to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other funds managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Our senior management, members of MC Advisors’ investment committee and other investment professionals from MC Advisors may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

We have entered into an Investment Advisory Agreement with MC Advisors and will pay MC Advisors a management fee and incentive fee. The incentive fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for MC Advisors to invest in certain types of securities that may have a high degree of risk. Additionally, we rely on investment professionals from MC Advisors to assist our board of directors with the valuation of our portfolio investments. MC Advisors’ management fee and incentive fee are based on the value of our investments and there may be a conflict of interest when personnel of MC Advisors are involved in the valuation process for our portfolio investments.

We have entered into an administration agreement, pursuant to which MC Management furnishes us with office facilities, equipment and clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under our administration agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

We have entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business. Under this agreement, we have a right to use the “Monroe Capital” name, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name.

Pursuant to its charter, our audit committee is responsible for reviewing with both management and the Company’s independent accountants, as appropriate, all related party transactions or dealings with parties related to the Company.

Director Independence

The Board of Directors has a majority of directors who are independent under the listing standards of the Nasdaq Global Select Market, or Nasdaq. The Nasdaq Marketplace Rules provide that a director of a business development company shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board of Directors has determined that the following directors are independent: Messrs. Allison, Golman, Nathan and Rubin. Messrs. Koenig and Peck are “interested persons” due to their positions with the Company and/or our Investment Advisor, as discussed in their respective biographies. Mr. Steele is an “interested person” due to his employment with a participating lender under our credit facility. Based upon independently verified information obtained from each director concerning his background, employment and affiliations, the Board of Directors has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his capacity as a member of the Board of Directors or any committee thereof.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

McGladrey LLP (“McGladrey”) has been nominated as the independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries at and during the Company’s fiscal year ending December 31, 2013. McGladrey was nominated by the Audit Committee of the Company, and that selection is expected to be ratified by a majority of the Company’s Board, including all of the Independent Directors, at an in-person meeting held within 30 days prior to the Annual Meeting, called for the purpose of selecting an independent auditor. The Company does not know of any direct or indirect financial interest of McGladrey in the Company. Representative(s) of McGladrey will attend the board meeting and the Annual Meeting, will have the opportunity to make a statement if they desire to do so, and will be available to answer questions.

Fees Paid to Independent Registered Accounting Firm

McGladrey served as the Independent Auditors for the Company in the year ended December 31, 2012. Approximate fees paid to McGladrey were as follows:

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by McGladrey in connection with statutory and regulatory filings. Audit fees related to the fiscal years ended December 31, 2012 and 2011 billed to the Company were $214,380 and $0, respectively. Of the audit fees billed, no fees were billed to the Company related to Form N-2 Registration Statement and Prospectus filings during 2012 and 2011, respectively.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no audit related fees billed by McGladrey during the fiscal years ended December 31, 2012 and 2011.

Tax Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. There were no tax fees billed by McGladrey during the fiscal years ended December 31, 2012 and 2011.

All Other Fees: Other fees would include fees billed for products and services other than the services reported above. There were no other fees billed during the fiscal years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by McGladrey, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. While there were no audit-related fees, tax fees and other fees incurred in the fiscal year ended December 31, 2012, if any of these would have been incurred, they would have been approved by the Audit Committee.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 21, 2013.

(a)(2) Financial Statement Schedules

The applicable financial statement schedules required under this item 15(a)(2) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 21, 2013.

(a)(3) List of Exhibits

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

No. 333-172601) filed on October 25, 2012)

10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)

11.1	Computation per share earnings (Incorporated by reference to the notes to the audited financial statements included in the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 8, 2013)

Exhibit Number	Description of Document

14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 8, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 8, 2013)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 8, 2013)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 8, 2013)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002 (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 8, 2013)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2013

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

Signature	Title	Date
/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	April 30, 2013
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer, Chief Investment Officer, Chief	April 30, 2013
Aaron D. Peck	Compliance Officer and Director (Principal Financial and Accounting Officer)

/s/ Jeffrey A. Golman	Director	April 30, 2013
Jeffrey A. Golman

/s/ Robert S. Rubin	Director	April 30, 2013
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	April 30, 2013
Jeffrey D. Steele

/s/ Thomas J. Allison	Director	April 30, 2013
Thomas J. Allison

/s/ Jorde M. Nathan	Director	April 30, 2013
Jorde M. Nathan