Form 10-Q
period 2013-03-31
MONROE CAPITAL Corp
filed 2013-05-14
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00866

MONROE CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

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

As of May 15, 2013, the registrant had 5,764,393 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, at fair value (cost of: $132,381 and $132,592, respectively)	$134,341	$132,752
Cash and cash equivalents	6,503	4,060
Deferred financing costs, net	1,635	1,750
Interest receivable	552	503
Other assets	494	166

Total assets	143,525	139,231

LIABILITIES
Revolving credit facility	47,000	55,000
Secured borrowings, at fair value (proceeds of: $9,707 and $0, respectively)	9,730	—
Management fees payable	587	318
Incentive fees payable	438	6
Accounts payable and accrued expenses	501	222
Interest payable on credit facility	75	51

Total liabilities	58,331	55,597

Net assets	$85,194	$83,634

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 5,764 and 5,750 shares issued and outstanding, respectively	$6	$6
Capital in excess of par value	84,848	84,633
Accumulated distributions in excess of net investment income	(1,617)	(1,165)
Accumulated net realized gain on investments	21	—
Accumulated net unrealized appreciation on investments and secured borrowings	1,936	160

Total net assets	$85,194	$83,634

Net asset value per share	$14.78	$14.54

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012 (1)
Investment income:
Interest income	$3,719	$—

Total investment income	3,719	—

Operating expenses:
Interest and other debt financing expenses	694	—
Base management fee	587	—
Incentive fees	431	—
Professional fees	216	—
Administrative service fee	178	—
General and administrative expenses	110	—

Total expenses	2,216	—

Net investment income	1,503	—

Net gain on investments and secured borrowings:
Net realized gain from investments	21	—
Net change in unrealized appreciation on investments and secured borrowings	1,776	—

Net gain on investments and secured borrowings	1,797	—

Net increase in net assets resulting from operations	$3,300	$—

Per common share data:
Net investment income per share—basic and diluted	$0.26	$—

Net increase in net assets resulting from operations per share—basic and diluted	$0.57	$—

Weighted average common stock outstanding—basic and diluted	5,751	—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except per share data)

	Common Stock			Accumulated distributions in	Accumulated net realized and unrealized appreciation on
	Number of shares	Par value	Capital in excess of par value	excess of net investment income	investments and secured borrowings	Total net assets
Balances at December 31, 2011 (1)	—	$—	$10	$—	$—	$10
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—

Balances at March 31, 2012 (1)	—	$—	$10	$—	$—	$10

Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$160	$83,634
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	14	—	215	(1,955)	—	(1,740)
Net increase in net assets resulting from operations	—	—	—	1,503	1,797	3,300

Balances at March 31, 2013	5,764	$6	$84,848	$(1,617)	$1,957	$85,194

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except per share data)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012 (1)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,300	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind interest income	(31)	—
Net accretion of loan origination costs	(52)	—
Amortization of debt financing costs	115	—
Principal repayments received on debt securities	6,555	—
Purchase of investments	(6,240)	—
Net realized gain on investments	(21)	—
Net change in unrealized appreciation on investments and secured borrowings	(1,776)	—
Changes in operating assets and liabilities:
Interest receivable	(49)	—
Other assets	(329)	—
Management fees payable	269	—
Incentive fees payable	432	—
Accounts payable and accrued expenses	279	—
Interest payable	24	—

Net cash provided by operating activities	$2,476	—

Cash flows from financing activities
Proceeds from issuance of shares of common stock, net of underwriting costs	215	—
Borrowings on credit facility	5,000	—
Repayments on credit facility	(13,000)	—
Increase in secured borrowings, proceeds	9,707	—
Stockholder distributions paid	(1,955)	—

Net cash used in financing activities	(33)	—

Net increase in cash and cash equivalents	2,443	—
Cash and cash equivalents, beginning of period	4,060	10

Cash and cash equivalents, end of period	$6,503	$10

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$474	$—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2013

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal Amount	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	2/9/2018	$2,944	$2,944	$2,958	3.5%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	2,993	2,964	3,015	3.5%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	4,572	4,572	4,572	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	1,995	1,976	1,995	2.3%
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75%	7.00%	6/7/2017	3,000	2,972	3,030	3.6%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/5/2017	2,000	1,981	1,975	2.3%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,840	3,840	3,840	4.5%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,850	3,850	3,850	4.5%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,638	4,638	4,638	5.4%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	7.50%	12/31/2016	2,937	2,937	2,974	3.5%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,290	3,258	3,258	3.8%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,651	1,662	2.0%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	L+8.50%	10.50%	3/31/2014	195	195	185	0.2%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	L+8.50%	10.50%	3/31/2014	2,992	2,992	2,838	3.3%

Sub Total Senior Secured Loans					40,913	40,770	40,790	47.9%

Unitranche Loans
Collaborative Neuroscience Network, LLC (e) (f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,875	9,675	9,974	11.8%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,353	7,570	8.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,795	4,795	4,828	5.7%
Fabco Automotive Corp, LLC	Automotive	L+8.25%	9.25%	4/3/2017	7,781	7,704	7,851	9.2%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,863	8.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,045	3.6%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	4,024	4.7%
Monte Nido Residential Center, LLC	Services: Consumer	L+9.00%	10.00%	12/21/2017	9,879	9,663	9,834	11.5%
MooreCo, Inc. (g)	Consumer Goods: Durable	L+13.50%	15.00%	12/27/2017	7,071	6,898	7,117	8.4%
Playtime, LLC (f)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	7,700	7,554	7,804	9.2%
TPP Acquisition, Inc. (f)	Retail	L+9.00%	10.50%	12/17/2017	6,732	6,570	6,769	7.9%
Update, Inc. (Revolver) (h)	Services: Business	L+7.75%	9.25%	3/14/2018	1,624	1,551	1,624	1.9%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	4,100	4,008	4,094	4.8%

Sub Total Unitranche Loans					81,157	79,771	81,397	95.5%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,000	2,969	3,075	3.6%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	6/5/2019	3,000	2,926	3,037	3.6%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	11/20/2017	2,250	2,210	2,236	2.6%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,464	3,535	4.1%

Sub Total Junior Secured Loans					11,750	11,569	11,883	13.9%

Equity Securities (i)
Monte Nido Residential Center, LLC—Class A Common Units (1,726 units)	Services: Consumer	—	—	—	—	71	71	0.1%
Playtime, LLC—Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.2%

Sub Total Equity Securities					—	271	271	0.3%

TOTAL INVESTMENTS						$132,381	$134,341	157.7%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR”) “L” or Prime “P” which reset daily, monthly, quarterly, or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at March 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 to the financial statements).
(d)	Percentages are based on net assets of $85,194 as of March 31, 2013.
(e)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(f)	The sale of a portion of this loan does not qualify for sale accounting under ASC 860, Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Schedule of Investments. (See Note 6 in the accompanying notes to the financial statements).
(g)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.50% in PIK interest.
(h)	Revolving credit facility with total commitment of $3,248.
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See accompanying notes to financial statements.

MONROE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal Amount	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	2/9/2018	2,955	$2,955	$2,968	3.5%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	3,000	2,970	2,985	3.6%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	4,607	4,607	4,517	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	2,000	1,980	1,980	2.4%
Flow Polymers, Inc.	Chemicals, Plastics and Rubber	L+5.75%	7.25%	12/31/2016	4,414	4,414	4,414	5.3%
Hudson Products Holdings, Inc.	Capital Equipment	Prime+4.75%	8.00%	6/7/2017	3,000	2,970	3,011	3.6%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/5/2017	2,000	1,980	1,980	2.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,840	3,840	3,840	4.6%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,900	3,900	3,900	4.7%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,697	4,697	4,638	5.5%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	7.50%	12/31/2016	3,110	3,110	3,110	3.7%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,333	3,300	3,300	3.9%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,650	2.0%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	Prime+5.50%	11.75%	2/25/2013	195	195	186	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	Prime+5.50%	11.75%	2/25/2013	2,992	2,992	2,851	3.4%

Sub Total Senior Secured Loans					45,710	45,560	45,332	54.2%

Unitranche Loans
Collaborative Neuroscience Network, LLC (f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	10,000	9,800	9,800	11.7%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,292	7,292	8.7%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,897	4,897	4,967	5.9%
Fabco Automotive Corp, LLC	Automotive	L+9.25%	9.25%	4/3/2017	7,781	7,701	7,898	9.4%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,981	8.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,002	3.6%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	4,040	4.8%
Monte Nido Residential Center, LLC	Services: Consumer	L+9.00%	10.00%	12/21/2017	10,000	9,776	9,776	11.7%
MooreCo, Inc. (g)	Consumer Goods: Durable	L+13.50%	15.00%	12/28/2017	7,040	6,864	6,864	8.2%
Playtime, LLC (Revolver) (h)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	400	392	392	0.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	8,000	7,842	7,842	9.4%
TPP Acquisition, Inc.	Retail	L+9.00%	10.50%	12/17/2017	6,800	6,633	6,633	7.9%

Sub Total Unitranche Loans					76,519	75,198	75,487	90.3%

Junior Secured Loans

Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,000	2,968	2,995	3.6%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	6/5/2019	3,000	2,925	2,940	3.5%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	11/20/2017	2,250	2,206	2,228	2.7%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,463	3,500	4.2%

Sub Total Junior Secured Loans					11,750	11,563	11,663	13.9%

Equity Securities (i)
Monte Nido Residential Center, LLC - Class A Units Common Units (1,726 units)	Services: Consumer	—	—	—	—	71	71	0.1%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.2%

Sub Total Equity Securities					—	271	271	0.3%

TOTAL INVESTMENTS						$132,592	$132,752	158.7%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR”) “L” or Prime “P” which reset daily, monthly, quarterly, or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the financial statements).
(d)	Percentages are based on net assets of $83,634 as of December 31, 2012.
(e)	Rocket Dog Brands, LLC interest rate consists of 8.75% in coupon interest and 3.0% in default interest.
(f)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(g)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.5% in PIK interest.
(h)	Revolving credit facility with total commitment of $1,200.
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Financial Statements

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” or the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering, and accordingly March 31, 2012 balances are not presented in the footnotes. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles, or US GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with US GAAP. The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for annual financial statements. In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented.

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

Revenue recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income. Interest and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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

The Company receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against the investment cost basis on our statements of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the three months ended March 31, 2013 totaled $216.

Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by our board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the statements of operations.

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

Partial loan sales: The Company follows the guidance in ASC 860, Transfers and Servicing (“ASC 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

Dividends and Distributions

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 8 to the financial statements regarding dividend declarations and distributions.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2013 the Company had deferred financing costs of $1,635. These amounts are amortized over the estimated average life of the borrowings and included in interest expense in the statements of operations. Amortization expense for the three months ended March 31, 2013 was $115.

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

Recent Accounting Pronouncements

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial position.

Note 3. Investments

The composition of our investments as of March 31, 2013 and December 31, 2012, at amortized cost and fair value with corresponding percentage of total portfolio investments were as follows:

	March 31, 2013		December 31, 2012
Amortized Cost:
Unitranche loans	$79,771	60.3%	$75,198	56.6%
Senior secured loans	40,770	30.8	45,560	34.4
Junior secured loans	11,569	8.7	11,563	8.7
Equity securities	271	0.2	271	0.3

	March 31, 2013		December 31, 2012
Amortized Cost:
Total	$132,381	100.0%	$132,592	100.0%

	March 31, 2013		December 31, 2012
Fair Value:
Unitranche loans	$81,397	60.6%	$75,487	56.9%
Senior secured loans	40,790	30.4	45,332	34.2
Junior secured loans	11,883	8.8	11,662	8.7
Equity securities	271	0.2	271	0.2

Total	$134,341	100.0%	$132,752	100.0%

The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2013		December 31, 2012
Amortized Cost:
West	$58,650	44.3%	$59,572	44.9%
Mid-Atlantic	23,088	17.4	17,593	13.3
Southeast	21,930	16.6	22,002	16.6
Southwest	19,943	15.1	20,176	15.2
Midwest	5,826	4.4	10,294	7.8
Northeast	2,944	2.2	2,955	2.2

Total	$132,381	100.0%	$132,592	100.0%

	March 31, 2013		December 31, 2012
Fair Value:
West	$59,684	44.4%	$59,646	44.9%
Mid-Atlantic	23,271	17.3	17,544	13.3
Southeast	22,251	16.6	22,005	16.6
Southwest	20,332	15.1	20,294	15.2
Midwest	5,845	4.4	10,295	7.8
Northeast	2,958	2.2	2,968	2.2

Total	$134,341	100.0%	$132,752	100.0%

The industry compositions our investments as of March 31, 2013 and December 31, 2012, at amortized cost and fair value were as follows:

	March 31, 2013		December 31, 2012
Amortized Cost:
Healthcare & Pharmaceuticals	$17,256	13.0%	$17,452	13.2%
Services: Consumer	14,653	11.1	14,937	11.2
Automotive	14,518	11.0	14,572	11.0
Media: Advertising, Printing & Publishing	14,353	10.8	14,292	10.8

	March 31, 2013		December 31, 2012
Services: Business	9,560	7.2	4,000	3.0
High Tech Industries	9,094	6.9	9,137	6.9
Capital Equipment	7,767	5.9	7,867	5.9
Consumer Goods: Non-durable	7,759	5.9	7,794	5.9
Hotels, Gaming & Leisure	7,754	5.8	8,434	6.4
Consumer Goods: Durable	6,898	5.2	6,864	5.2
Retail	6,570	5.0	6,633	5.0
Banking, Finance, Insurance & Real Estate	5,969	4.5	5,968	4.5
Telecommunications	3,840	2.9	3,840	2.9
Energy: Oil & Gas	3,464	2.6	3,463	2.6
Containers, Packaging & Glass	2,926	2.2	2,925	2.2
Chemicals, Plastics and Rubber	—	—	4,414	3.3

Total	$132,381	100.0%	$132,592	100.0%

	March 31, 2013		December 31, 2012
Fair Value:
Healthcare & Pharmaceuticals	$17,570	13.2%	$17,407	13.1%
Services: Consumer	14,854	11.0	14,937	11.2
Automotive	14,716	10.9	14,783	11.0
Media: Advertising, Printing & Publishing	14,433	10.7	14,273	10.8
Services: Business	9,742	7.2	4,040	3.0
High Tech Industries	9,151	6.8	9,158	6.9
Hotels, Gaming & Leisure	8,004	6.0	8,434	6.4
Capital Equipment	7,858	5.8	7,978	6.0
Consumer Goods: Non-durable	7,595	5.7	7,554	5.9
Consumer Goods: Durable	7,117	5.3	6,864	5.2
Retail	6,769	5.0	6,633	5.0
Banking, Finance, Insurance & Real Estate	6,120	4.6	5,997	4.5
Telecommunications	3,840	2.9	3,840	2.9
Energy: Oil & Gas	3,535	2.6	3,500	2.6
Containers, Packaging & Glass	3,037	2.3	2,940	2.2
Chemicals, Plastics and Rubber	—	—	4,414	3.3

Total	$134,341	100.0%	$132,752	100.0%

For the three months ended March 31, 2013, the Company had no portfolio company investment that represented more than 10% of investment income.

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

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company’s management, or Management, in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

The accompanying schedule of investments held by the Company consists primarily of private debt instruments (“Level 3 debt”), with the intent to hold them until maturity given that there is no natural market for such securities. Management generally uses the yield approach to determine fair value, as long as it is appropriate.

If there is deterioration in credit quality or a debt investment is in workout status, Management may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Management considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, Management considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, Management will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The current contractual interest rates on the loans range from 6.25% to 15.00% at March 31, 2013. The maturity dates on the loans outstanding at March 31, 2013 range between March 2014 and June 2019. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

Under the market approach, Management typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which Management derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, Management analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

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

Secured Borrowings

The Company has elected the fair value option under ASC 825, Financial Instruments (“ASC 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized appreciation on investments and secured borrowings in the statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. The Company will consult with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

The following table presents fair value measurements of investments, by major class, as of March 31, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$81,397	$81,397
Senior secured loans	—	—	40,790	40,790
Junior secured loans	—	—	11,883	11,883
Equity securities	—	—	271	271

Total Assets	$—	$—	$134,341	$134,341

Secured borrowings	$—	$—	$9,730	$9,730

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$75,487	$75,487
Senior secured loans	—	—	45,332	45,332
Junior secured loans	—	—	11,662	11,662
Equity securities	—	—	271	271

Total Assets	$—	$—	$132,752	$132,752

Secured borrowings	$—	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2013:

	Investments in				Secured borrowings
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$—
Purchases and other adjustments to cost	6,310	6	7	—	—
Sales and repayments	(1,757)	(4,799)	—	—	—
Net change in unrealized appreciation (depreciation) on investments	1,337	250	214	—	—
Net realized gains (losses) from investments	20	1	—	—	—
Net change in unrealized depreciation (appreciation) on secured borrowings	—	—	—	—	23
Increase in secured borrowings	—	—	—	—	9,707

Balance as of March 31, 2013	$81,397	$40,790	$11,883	$271	$9,730

Purchases and other adjustments to cost include purchases of new investments, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and repayments represent net proceeds received from investments sold, and principal paydowns received, during the period.

The net change in unrealized gain on investments held as of March 31, 2013 is $1,961 and is included in net unrealized appreciation on investments in the statements of operations.

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2013 were as follows:

						Range
	Fair Value	Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$29,776	Market comparable companies	EBITDA multiples	7.3	x	4.5	x	10.5	x
		Discounted cash flow	Market Yields	10.1%		6.1%		18.2%
Unitranche loans	$81,397	Market comparable companies	EBITDA multiples	7.4	x	3.5	x	10.3	x
		Discounted cash flow	Market Yields	12.5%		8.1%		19.7%
Equity securities	$271	Market comparable companies	EBITDA multiples	8.6	x	8.5	x	8.7	x
Liabilities:
Secured borrowings	$9,730	Discounted cash flow	Market Yields	2.8%		2.0%		3.6%

The remainder of our Level 3 investments are valued using indicative bid and ask prices provided by an independent third party pricing service.

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of EBITDA of the comparable guideline public companies. The independent valuation firm selects a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.

The significant unobservable input used in the income approach of fair value measurement of our investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

Note 5. Transactions with Related Parties

We have entered into the Investment Advisory Agreement with the Advisor, under the Advisor, subject to the overall supervision of our board of directors, provides investment advisory services to us. We pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of our invested assets (which includes assets purchased with borrowed amounts but does not include cash and cash equivalents). The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our preincentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees. Base management and accrued incentive fees for the three months ended March 31, 2013 were $587 and $431, respectively. Of the $431 in accrued incentive fees, $169 is related to net unrealized gains and losses. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation).

We will reimburse Monroe Capital Management Advisors, LLC, or MC Management, under the Administration Agreement (subject to the review and approval of our Board) for our allocable portion of overhead and other expenses, including the costs of furnishing us with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Amounts payable to MC Management in any quarter through the quarter ending December 31, 2013 will not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375. For the three months ended March 31, 2013, we incurred $504 in expenses under the Administration Agreement. As of March 31, 2013, we had accrued reimbursable expenses to MC Management of $178 which are included in accounts payable and accrued expenses as of March 31, 2013.

We have entered into a license agreement with Monroe Capital, LLC under which Monroe Capital, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business. Under this agreement, we will have a right to use the “Monroe Capital” name, subject to certain conditions, for so long as the Advisor or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name.

Note 6. Borrowings

Revolving Credit Facility: We obtained the proceeds to complete the acquisition of our initial portfolio of loans through the use of the secured term loan portion of our credit facility with ING Capital, LLC, as agent, which we entered into on October 23, 2012. We repaid the secured term loan portion of our credit facility with the proceeds of our initial public offering on October 30, 2012. Our credit facility also includes a revolving loan currently equal to $65,000 and up to $100,000 pursuant to an accordion feature, subject to maintaining 200% asset coverage, as defined in the 1940 Act. As of March 31, 2013 and December 31, 2012, we had $47,000 and $55,000 outstanding under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets, respectively.

The credit facility is secured by a lien on all of our assets, including our initial portfolio of loans and all other assets, including cash on hand. Pursuant to the terms of the term loan portion of the credit facility, we used a portion of the net proceeds from our initial public offering to pay the outstanding principal of, and accrued and unpaid interest on, the term loan as well as pay the reasonable transaction costs incurred by us and ING Capital, LLC in establishing the full credit facility. Upon repayment of the term loan, the revolving loan portion of the credit facility became available to us for a period of four years, and we may make draws under the facility for the first three years of the loan to make or purchase additional investments or for general working capital purposes until the maturity date of the revolving loan portion of the credit facility. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The term loan accrued interest at a daily rate equal to 2.75% plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0% and matured and was repaid on October 30, 2012. The revolving loan bears interest, at our election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving loan credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by us and ING Capital, LLC, as agent, (b) the termination of the facility in accordance with its terms or (c) any other date mutually agreed to by us and ING Capital, LLC, as agent. The weighted average interest rate of our borrowings as of March 31, 2013 and December 31, 2012 was 4.3% and 4.0%, respectively.

In connection with our execution of the credit facility, we made certain customary representations, warranties and covenants. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the security we hold and whether the security is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. Our credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from this offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving note; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. We have agreed to pay certain fees to ING Capital, LLC and other members of the lending group, including upfront commitment and arrangement fees and unused commitment fees. The credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with our financial and negative covenants, and failure to maintain our relationship with the Advisor, our chief executive officer or our chief investment officer. If we incur an event of default under our credit facility and fail to remedy such default under any applicable grace period, if any, then our entire facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying statements of operations.

During the quarter ended March 31, 2013, the Company sold a portion of three unitranche loan assets which did not meet the definition of a “participating interest” in order for sale treatment to be allowed and as a result, the Company recognized secured borrowings of $9,730 in fair value as of March 31, 2013. Fair value of the unitranche loans that are associated with these secured borrowings was $24,547 as of March 31, 2013. There were no such secured borrowings prior to January 1, 2013.

Note 7. Directors Fees

The independent directors, as well as any interested director who is not an employee of the Advisor or its affiliates, receive an annual fee of $20. They also receive $1 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each meeting. In addition, the chairman of the Audit Committee receives an annual fee of $15 and the chairman of each other committee receives an annual fee of $5 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Directors have the option to receive their directors’ fees in the form of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act) and are employed by the Advisor or its affiliates. For the three months ended March 31, 2013 we made no payments for directors’ fees expense. As of March 31, 2013, we had not issued any common stock to our directors as compensation for their services.

Note 8. Dividends and Distributions

On March 6, 2013, the Company’s Board declared a quarterly dividend of $0.34 per share payable on March 28, 2013 to holders of record as of March 19, 2013. The Company’s dividend and distributions are recorded on the record date.

The following table summarizes dividends declared during the three months ended March 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955	14,290	$214

Total dividends declared			$0.34	$1,955	14,290	$214

Note 9. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $1,624 under an undrawn revolver as of March 31, 2013.

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

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Note 10. Earnings Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2013, there were no potentially dilutive common shares issued.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2013:

March 31, 2013
Basic and diluted
Net increase in net assets from operations	$3,300
Weighted average common shares outstanding	5,750,738
Earnings per common share-basic and diluted	$0.57

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013:

March 31, 2013
Per share data:
Net asset value at beginning of period	$14.54
Net investment income (1)	0.26
Net change in unrealized appreciation on investments and secured borrowings (1)	0.31

Net increase in net assets from operations (1)	0.57
Stockholder dividends and distributions (2)	(0.34)
Other	0.01

March 31, 2013
Net asset value at end of period (3)	$14.78

Net assets at end of period	$85,194
Shares outstanding at end of period	5,764,393
Per share market value at end of period	$15.04
Total return based on market value (4)	3.71%
Total return based on net asset value (5)	3.95%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	7.22%
Ratio of expenses (without incentive fees) to average net assets (6)	8.58%
Ratio of incentive fees to average net assets (7)	2.07%
Ratio of interest and other debt financing expenses to average net assets (6)	3.34%
Ratio of total expenses to average net assets (6)	10.65%
Average debt outstanding	$47,311
Average debt outstanding per share	$8.23
Portfolio turnover	4.88%

(1)	Calculated using the weighted average shares outstanding during the period from January 1, 2013 to March 31, 2013.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2013, approximately $0.08 per share would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Calculated using the shares outstanding at the end of the period.
(4)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(5)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(6)	Ratios are annualized.
(7)	Ratio is not annualized.

Note 12. Subsequent Events

On and effective as of April 29, 2013, the Board unanimously adopted resolutions taking the following actions:

•	Increasing the number of directors of the Company from five to seven;

•

Appointing Thomas J. Allison and Jorde M. Nathan as directors, each of whom is not an interested director for the purposes of the 1940 Act and independent for purposes of Nasdaq corporate governance regulations;

•	Appointing Mr. Allison to the Company’s audit committee as its chairperson, replacing Jeffrey D. Steele on the audit committee; and

•	Appointing Mr. Nathan to the Company’s nominating and corporate governance committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2013. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q and our Prospectus, dated October 24, 2012, which was filed with the SEC on October 25, 2012. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $25 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2013, our portfolio included approximately 30.4% senior secured debt, 60.6% unitranche secured debt, 8.8% junior secured debt and 0.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

We have established a credit facility with ING Capital LLC, as agent. The credit facility is secured by a lien on all of our assets, including our initial portfolio of loans and all other assets, including cash on hand. The credit facility consisted of a term loan in the amount equal to the purchase price of our initial portfolio and a revolving line of credit initially equal to $25.0 million and up to $100.0 million (currently $65.0 million) pursuant to an accordion feature. Pursuant to the terms of the term loan, we used a portion of the net proceeds from our initial public offering to pay the outstanding principal of, and accrued and unpaid interest on, the term loan portion of the credit facility as well as pay the reasonable transaction costs incurred by us and the lender in establishing the full credit facility. Upon repayment of the term loan, the revolving loan portion of the credit facility became available to us for a period of four years, and we may make draws under the facility during the first three years of the loan to make or purchase additional investments or for general working capital purposes until the maturity date of the credit facility. Our ability to borrow under the revolving loan portion of our credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The revolving loan credit facility will bear an interest rate equal to, at our election, LIBOR plus 3.75% per annum or a fluctuating daily rate equal to 2.75% per annum plus the greater of the prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving loan portion of the credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by us and the lender, (b) the termination of the credit facility in accordance with its terms or (c) any other date mutually agreed to by us and the lender. As of March 31, 2013, we had outstanding loan commitments on the revolving portion of the credit facility of $47.0 million.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted or thinly-traded securities, our Board, together with our independent valuation firms, value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our Board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with senior management.

•

Third-party valuation firms engaged by, or on behalf of, our Board conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for all material assets, at least once per year.

•

Our Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Advisor and, where appropriate, the respective independent valuation firms.

Valuation of Secured Borrowings

The Company has elected the fair value option under ASC 825 relating to accounting for debt obligations at their fair value for its secured borrowings, which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC 860. Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. The Company will consult with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

New Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material adverse effect on our financial statements.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on secured borrowings in the statements of operations. The net gain or loss reflects the difference between the fair value and the principal due at maturity.

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

While the Investment Advisory Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2013, we accrued capital gains incentive fees of $0.2 million based on the performance of our portfolio, all of which were based on net unrealized gains and none of which were payable to the Advisor.

Portfolio and Investment Activity

During the three months ended March 31, 2013, we invested $5.6 million in one new portfolio company and $0.6 million in one existing portfolio company and had $6.6 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $0.4 million for the period. We made no investments during the three months ended March 31, 2012.

Our portfolio composition based on fair value at March 31, 2013 was as follows:

	At March 31, 2013
	Percentage of Total Portfolio	Weighted Average Contractual Coupon Yield	Weighted Average Effective Yield(1)
Unitranche loans	60.6%	10.7%	12.7%
Senior secured loans	30.4	8.0	8.4
Junior secured loans	8.8	10.2	10.6
Equity securities	0.2	—	—

Total	100.0%	9.8%	11.2%

(1)	Weighted average effective yield is based upon the par value of our debt investments.

Our portfolio composition based on fair value at December 31, 2012 was as follows:

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Contractual Coupon Yield	Weighted Average Effective Yield(1)
Unitranche loans	56.9%	10.7%	13.1%
Senior secured loans	34.1	8.0	8.3
Junior secured loans	8.8	10.2	10.6
Equity securities	0.2	—	—

Total	100.0%	9.8%	11.3%

(1)	Weighted average effective yield is based upon the par value of our debt investments.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2013 and December 31, 2012 (dollars in thousands):

	At March 31, 2013		At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$17,570	13.2%	$17,407	13.1%
Services: Consumer	14,854	11.0	14,937	11.2
Automotive	14,716	10.9	14,783	11.0
Media: Advertising, Printing & Publishing	14,433	10.7	14,273	10.8
Services: Business	9,742	7.2	4,040	3.0
High Tech Industries	9,151	6.8	9,158	6.9
Hotels, Gaming & Leisure	8,004	6.0	8,434	6.4
Capital Equipment	7,858	5.8	7,978	6.0
Consumer Goods: Non-durable	7,595	5.7	7,554	5.9
Consumer Goods: Durable	7,117	5.3	6,864	5.2
Retail	6,769	5.0	6,633	5.0
Banking, Finance, Insurance & Real Estate	6,120	4.6	5,997	4.5
Telecommunications	3,840	2.9	3,840	2.9
Energy: Oil & Gas	3,535	2.6	3,500	2.6
Containers, Packaging & Glass	3,037	2.3	2,940	2.2
Chemicals, Plastics and Rubber	—	—	4,414	3.3

Total	$134,341	100.0%	$132,752	100.0%

Portfolio Asset Quality

The Advisor’s portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. The Advisor segregates our capital markets investments by industry. The Advisor’s monitoring process and projections developed by Monroe Capital, LLC both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. The Advisor’s analysts will monitor performance using standard industry software tools to provide consistent disclosure of performance. The Advisor will also monitor our investment exposure using a proprietary trend analysis tool. When necessary, the Advisor will update our internal risk ratings, borrowing base criteria and covenant compliance reports. As part of the monitoring process, the Advisor regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as the Advisor’s investment performance rating. For any investment rated in grades 3, 4 or 5, the Advisor will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor reviews these investment ratings on a quarterly basis, and our Board reviews and affirms such ratings.

Rating Definition

Internal Risk Rating	Summary Description

Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due). For grade 4 investments, we intend to increase monitoring of the issuer.

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we expect to recover.

In the event of a delinquency or a decision to rate a loan grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, the Advisor intends to form a team or engage outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital, LLC’s professionals are experienced in running work-out transactions and bankruptcies.

Results of Operations

Operating results for the three months ended March 31, 2013 are as follows (dollars in thousands):

For the three months ended March 31,
2013
Total investment income	$3,719
Total expenses, net	2,216

Net investment income	1,503
Net realized gain from investments	21
Net change in unrealized appreciation on investments and secured borrowings	1,776

Net increase in net assets resulting from operations	$3,300

Investment Income

For the three months ended March 31, 2013, total investment income was $3.7 million, of which $3.6 million was attributable to portfolio interest and $0.1 million to other fee income.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2013 was as follows (dollars in thousands):

For the three months ended March 31,
2013
Interest and other debt financing expenses	$694
Base management fee	587
General & administrative	504
Incentive fees	431

Total operating expenses	$2,216

Net Realized Gain from Investments

For the three months ended March 31, 2013, we had $6.2 million of principal repayments, resulting in $21 thousand of realized gains.

Net Change in Unrealized Appreciation on Investments and Secured Borrowings

For the three months ended March 31, 2013, our investments and secured borrowings had $1.8 million of net unrealized appreciation.

Changes in Net Assets from Operations

For the three months ended March 31, 2013, we recorded a net increase in net assets resulting from operations of $3.3 million. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2013 our per share net increase in net assets resulting from operations was $0.57.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions.

Contractual Obligations

The Advisor, an investment advisor registered with the SEC, serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement are equal to (a) a management fee equal to 1.75% of the value of our total assets less cash and cash equivalents and (b) an incentive fee based on our performance. During the three months ended March 31, 2013, we accrued capital gains incentive fees of $169 thousand, all of which were based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “Significant Accounting Estimates and Critical Accounting Policies—Capital Gains Incentive Fee.”

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

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Credit Facility

On October 24, 2012, we purchased our initial portfolio of loans for $67.5 million from two funds managed by Monroe Capital, LLC. We obtained the proceeds to complete the acquisition of our initial portfolio through the use of the secured term loan portion of our credit facility with ING Capital LLC, as agent, which we entered into on October 23, 2012. The secured term loan portion of the credit facility was repaid with the proceeds of our initial public offering. Our credit facility also includes a revolving loan currently equal to $65.0 million and up to $100.0 million pursuant to an accordion feature.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2013 (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving line of credit	$47,000	$—	$—	$47,000	$—
Secured borrowings	$9,707	$1,693	$4,485	$3,529	$—

Total contractual obligations	$56,707	$1,693	$4,485	$50,529	$—

For the three months ended March 31, 2013, we had interest and other debt financing expenses of $694 thousand. Included in this amount is $474 thousand of cash interest paid. The interest rate on our revolving credit facility as of March 31, 2013 was LIBOR plus 3.75% or 4.0%. The weighted average interest rate on our secured borrowings was approximately 4.3% as of March 31, 2013.

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

Recent Developments

On and effective as of April 29, 2013, the Board unanimously adopted resolutions taking the following actions:

•	Increasing the number of directors of the Company from five to seven;

•

Appointing Thomas J. Allison and Jorde M. Nathan as directors, each of whom is not an interested director for the purposes of the 1940 Act, as amended, and independent for purposes of Nasdaq corporate governance regulations;

•	Appointing Mr. Allison to the Company’s audit committee as its chairperson, replacing Jeffrey D. Steele on the audit committee; and

•	Appointing Mr. Nathan to the Company’s nominating and corporate governance committee.

Market Trends

We have identified the following trends that may affect our business:

Target Market. We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, LLC, and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Competition from other Lenders. We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle market companies and therefore drive increased new investment opportunities for us. Conversely, there is increased competitive pressure in the business development company and investment company marketplace for senior and subordinated debt which could result in lower yields for increasingly riskier assets.

Pricing and Deal Structures. We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the business development company and investment company marketplace have created increased competition, however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Assuming that the statement of financial condition as of March 31, 2013 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$—	$(117.5)	$117.5
Up 100 basis points	86.9	532.6	(445.7)
Up 200 basis points	1,196.2	1,094.5	101.7
Up 300 basis points	2,478.0	1,661.6	816.4

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the quarterly report on Form 10-Q.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We, the Advisor and MC Management are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number		Description of Document

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2013	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: May 14, 2013	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation