Form 10-Q
period 2013-06-30
MONROE CAPITAL Corp
filed 2013-08-13
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the registrant had 9,778,072 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, at fair value (cost of: $141,392 and $132,592, respectively)	$143,664	$132,752
Cash and cash equivalents	2,403	4,060
Interest receivable	527	503
Deferred financing costs, net	1,520	1,750
Other assets	564	166

Total assets	148,678	139,231

LIABILITIES
Revolving credit facility	52,000	55,000
Secured borrowings, at fair value (proceeds of: $9,414 and $0, respectively)	9,436	—
Interest payable on credit facility	181	51
Management fees payable	618	318
Incentive fees payable	550	6
Accounts payable and accrued expenses	468	222

Total liabilities	63,253	55,597

Net assets	$85,425	$83,634

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 5,778 and 5,750 shares issued and outstanding, respectively	$6	$6
Capital in excess of par value	85,050	84,633
Accumulated distributions in excess of net investment income	(2,026)	(1,165)
Accumulated net realized gain on investments	146	—
Accumulated net unrealized appreciation on investments and secured borrowings	2,249	160

Total net assets	$85,425	$83,634

Net asset value per share	$14.78	$14.54

See Notes to Financial Statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012 (1)	2013	2012 (1)
Investment income:
Interest income	$3,752	$—	$7,471	$—

Total investment income	3,752	—	7,471	—

Operating expenses:
Interest and other debt financing expenses	680	—	1,374	—
Base management fees	618	—	1,205	—
Incentive fees	374	—	805	—
Professional fees	209	—	425	—
Administrative service fees	137	—	315	—
General and administrative expenses	184	—	294	—

Total expenses	2,202	—	4,418	—

Net investment income	1,550	—	3,053	—

Net gain on investments and secured borrowings:
Net realized gain on investments	125	—	146	—
Net change in unrealized appreciation on investments and secured borrowings	313	—	2,089	—

Net gain on investments and secured borrowings	438	—	2,235	—

Net increase in net assets resulting from operations	$1,988	$—	$5,288	$—

Per common share data:
Net investment income per share - basic and diluted	$0.27	$—	$0.53	$—

Net increase in net assets resulting from operations per share - basic and diluted	$0.34	$—	$0.92	$—

Weighted average common shares outstanding - basic and diluted	5,765	—	5,758	—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Financial Statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except per share data)

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net investment income	Accumulated net realized gain on investments	Accumulated net unrealized appreciation on investments and secured borrowings
	Number of shares	Par value					Total net assets
Balances at December 31, 2011(1)	—	$—	$10	$—	$—	$—	$10
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	—

Balances at June 30, 2012 (1)	—	$—	$10	$—	$—	$—	$10

Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$—	$160	$83,634
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	28	—	417	(3,914)	—	—	(3,497)
Net increase in net assets resulting from operations	—	—	—	3,053	146	2,089	5,288

Balances at June 30, 2013	5,778	$6	$85,050	$(2,026)	$146	$2,249	$85,425

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Financial Statements.

MONROE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

(in thousands, except per share data)

	Six months ended June 30,
	2013	2012 (1)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,288	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments and secured borrowings	(2,089)	—
Net realized gain on investments	(146)	—
Paid-in-kind interest income	(68)	—
Net accretion of loan origination costs	(90)	—
Amortization of debt financing costs	230	—
Principal repayments received on investments	14,767	—
Purchase of investments	(23,264)	—
Changes in operating assets and liabilities:
Interest receivable	(24)	—
Other assets	(398)	—
Interest payable on credit facility	130	—
Management fees payable	300	—
Incentive fees payable	544	—
Accounts payable and accrued expenses	246	—

Net cash used in operating activities	(4,574)	—

Cash flows provided by financing activities
Borrowings on credit facility	20,000	—
Repayments on credit facility	(23,000)	—
Proceeds from secured borrowings	10,000	—
Repayments on secured borrowings	(586)
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $417 and $0, respectively)	(3,497)	—

Net cash provided by financing activities	2,917	—

Net decrease in cash and cash equivalents	(1,657)	—
Cash and cash equivalents, beginning of period	4,060	10

Cash and cash equivalents, end of period	$2,403	$10

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$820	$—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Financial Statements.

MONROE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2013

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/Shares	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.50%	2/9/2018	$2,933	$2,933	$2,919	3.4%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	2,985	2,958	2,994	3.5%
Fineline Technologies, Inc.	Consumer Goods Non-Durable	L+6.75%	8.00%	5/6/2017	4,538	4,538	4,558	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	1,990	1,970	1,990	2.3%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/6/2017	1,995	1,977	1,995	2.3%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,790	3,790	3,790	4.4%
Ozburn-Hessey Holding Company LLC	Transportation: Cargo	L+5.50%	6.75%	5/23/2019	1,500	1,484	1,494	1.8%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,800	3,800	3,800	4.4%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,579	4,579	4,579	5.5%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	8.00%	12/31/2016	2,937	2,937	2,937	3.4%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,246	3,216	3,246	3.8%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,678	2.0%
Rocket Dog Brands, LLC	Consumer Goods Non-Durable	L+8.50%	10.50%	3/31/2014	195	195	185	0.2%
Rocket Dog Brands, LLC	Consumer Goods Non-Durable	L+8.50%	10.50%	3/31/2014	2,992	2,992	2,837	3.3%

Total Senior Secured Loans					39,147	39,019	39,002	45.7%

Unitranche Loans
Accutest Holdings, Inc.	Services Business	L+7.50%	9.00%	6/5/2018	7,725	7,485	7,767	9.1%
Collaborative Neuroscience Network, LLC (e) (f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,750	9,557	9,945	11.6%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,364	7,604	8.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,692	4,692	4,671	5.5%
Fabco Automotive Corp, LLC	Automotive	L+8.25%	9.25%	4/3/2017	7,781	7,707	7,816	9.2%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,920	8.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,060	3.5%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	3,982	4.7%
Monte Nido Residential Center, LLC	Services: Consumer	L+8.50%	9.50%	12/21/2017	9,479	9,273	9,442	11.1%
MooreCo, Inc. (g)	Consumer Goods Durable	L+13.50%	15.00%	12/27/2017	5,108	4,987	5,172	6.1%
Playtime, LLC (f)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	7,600	7,462	7,706	9.0%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,975	4,975	5.8%
TPP Acquisition, Inc. (f)	Retail	L+9.00%	10.50%	12/17/2017	6,664	6,502	6,767	7.9%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	4,100	4,008	4,108	4.8%

Total Unitranche Loans					89,599	88,012	89,935	105.3%

Junior Secured Loans
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	2,000	1,960	1,970	2.3%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,939	3,013	3.5%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	5/6/2019	3,000	2,927	3,056	3.7%
StoneRiver Group, L.P.	Services Business	L+7.25%	8.50%	5/30/2020	500	498	498	0.6%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,250	2,213	2,256	2.6%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,465	3,535	4.1%

Total Junior Secured Loans					14,219	14,002	14,328	16.8%

Equity Securities (h)
Monte Nido Residential Center, LLC - Class A Units Common Units (1,724 units)	Services: Consumer	—	—	—	—	71	71	0.1%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	Retail	—	—	—	—	86	126	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	Retail	—	—	—	—	2	2	0.0%

Total Equity Securities					—	359	399	0.4%

TOTAL INVESTMENTS						$141,392	$143,664	168.2%

(a)	All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at June 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 to the financial statements.)
(d)	Percentages are based on net assets of $85,425 as of June 30, 2013.
(e)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(f)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Schedule of Investments. (See Note 6 in the accompanying notes to the financial statements.)
(g)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.50% in payment-in-kind (“PIK”) interest.
(h)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Financial Statements.

MONROE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal Amount	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	2/9/2018	2,955	$2,955	$2,968	3.5%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	3,000	2,970	2,985	3.6%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	4,607	4,607	4,517	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	2,000	1,980	1,980	2.4%
Flow Polymers, Inc.	Chemicals, Plastics and Rubber	L+5.75%	7.25%	12/31/2016	4,414	4,414	4,414	5.3%
Hudson Products Holdings, Inc.	Capital Equipment	Prime+4.75%	8.00%	6/7/2017	3,000	2,970	3,011	3.6%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/6/2017	2,000	1,980	1,980	2.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,840	3,840	3,840	4.6%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,900	3,900	3,900	4.7%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,697	4,697	4,638	5.5%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	7.50%	12/31/2016	3,110	3,110	3,110	3.7%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,333	3,300	3,300	3.9%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,650	2.0%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	Prime+5.50%	11.75%	2/25/2013	195	195	186	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	Prime+5.50%	11.75%	2/25/2013	2,992	2,992	2,851	3.4%

Total Senior Secured Loans					45,710	45,560	45,332	54.2%

Unitranche Loans
Collaborative Neuroscience Network, LLC (f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	10,000	9,800	9,800	11.7%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,292	7,292	8.7%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,897	4,897	4,967	5.9%
Fabco Automotive Corp, LLC	Automotive	L+9.25%	9.25%	4/3/2017	7,781	7,701	7,898	9.4%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,981	8.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,002	3.6%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	4,040	4.8%
Monte Nido Residential Center, LLC	Services: Consumer	L+9.00%	10.00%	12/21/2017	10,000	9,776	9,776	11.7%
MooreCo, Inc. (g)	Consumer Goods: Durable	L+13.50%	15.00%	12/28/2017	7,040	6,864	6,864	8.2%
Playtime, LLC (Revolver) (h)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	400	392	392	0.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	8,000	7,842	7,842	9.4%
TPP Acquisition, Inc.	Retail	L+9.00%	10.50%	12/17/2017	6,800	6,633	6,633	7.9%

Total Unitranche Loans					76,519	75,198	75,487	90.3%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,000	2,968	2,995	3.6%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	5/6/2019	3,000	2,925	2,940	3.5%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,250	2,206	2,227	2.7%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,463	3,500	4.2%

Total Junior Secured Loans					11,750	11,563	11,662	13.9%

Equity Securities (i)
Monte Nido Residential Center, LLC - Class A Units Common Units (1,724 units)	Services: Consumer	—	—	—	—	71	71	0.1%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.2%

Total Equity Securities					—	271	271	0.3%

TOTAL INVESTMENTS						$132,592	$132,752	158.7%

(a)	All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the financial statements.)
(d)	Percentages are based on net assets of $83,634 as of December 31, 2012.
(e)	Rocket Dog Brands, LLC interest rate consists of 8.75% in coupon interest and 3.0% in default interest.
(f)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(g)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.5% in PIK interest.
(h)	Revolving credit facility with total commitment of $1,200.
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” or the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering, and accordingly June 30, 2012 balances are not presented in the footnotes. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP’). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for annual financial statements. In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. These interim unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of the financial statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 to the financial statements for further discussion regarding the fair value measurements and hierarchy.

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

Revenue recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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

The Company receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against the investment cost basis on our statements of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the three and six months ended June 30, 2013 totaled $437 and $653, respectively. As of June 30, 2013 and December 31, 2012, unamortized discounts and origination fees on loan investments amounted to $1,936 and $1,658, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by our board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the three and six months ended June 30, 2013, no loans were on non-accrual status.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. See Note 6 “Secured Borrowings” for additional information.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 7 regarding dividend declarations and distributions.

Earnings per Share

In accordance with the provisions of ASC Topic 260 - “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and six months ended June 30, 2013, there were no potentially dilutive common shares issued.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2013 the Company had deferred financing costs of $1,520. These amounts are amortized over the estimated average life of the borrowings and included in interest expense in the statements of operations. Amortization expense for the three and six months ended June 30, 2013 was $115 and $229, respectively.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2013. The 2012 tax year remains subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11”), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted ASU 2011-1 as of January 1, 2013 and adoption of this guidance did not have a material impact on the Company’s financial position or disclosures.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. The Company is currently assessing the impacts ASU 2013-08 will have on its financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2013		December 31, 2012
Amortized Cost:
Unitranche loans	$88,012	62.2%	$75,198	56.6%
Senior secured loans	39,019	27.6	45,560	34.4
Junior secured loans	14,002	9.9	11,563	8.7
Equity securities	359	0.3	271	0.3

Total	$141,392	100.0%	$132,592	100.0%

	June 30, 2013		December 31, 2012
Fair Value:
Unitranche loans	$89,935	62.6%	$75,487	56.9%
Senior secured loans	39,002	27.1	45,332	34.1
Junior secured loans	14,328	10.0	11,662	8.8
Equity securities	399	0.3	271	0.2

Total	$143,664	100.0%	$132,752	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2013		December 31, 2012
Amortized Cost:
West	$56,017	39.6%	$59,572	44.9%
Mid-Atlantic	28,957	20.5	17,593	13.3
Southeast	23,292	16.4	22,002	16.6
Southwest	16,904	12.0	20,176	15.2
Midwest	11,330	8.0	10,294	7.8
Northeast	2,932	2.1	2,955	2.2
International	1,960	1.4	—	—

Total	$141,392	100.0%	$132,592	100.0%

	June 30, 2013		December 31, 2012
Fair Value:
West	$57,097	39.7%	$59,646	44.9%
Mid-Atlantic	29,424	20.5	17,544	13.3
Southeast	23,643	16.5	22,005	16.6
Southwest	17,221	12.0	20,294	15.2
Midwest	11,390	7.9	10,295	7.8
Northeast	2,919	2.0	2,968	2.2
International	1,970	1.4	—	—

Total	$143,664	100.0%	$132,752	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2013		December 31, 2012
Amortized Cost:
Healthcare & Pharmaceuticals	$17,068	12.1%	$17,452	13.2%
Services: Business	15,991	11.3	4,000	3.0
Automotive	14,464	10.2	14,572	11.0
Media: Advertising, Printing & Publishing	14,363	10.2	14,292	10.8
Services: Consumer	14,258	10.1	14,937	11.2
Retail	11,565	8.2	6,633	5.0
High Tech Industries	9,050	6.4	9,137	6.9
Hotels, Gaming & Leisure	7,662	5.4	8,434	6.4
Consumer Goods: Non-durable	7,725	5.4	7,794	5.9
Banking, Finance, Insurance & Real Estate	5,939	4.2	5,968	4.5
Consumer Goods: Durable	4,987	3.5	6,864	5.2
Containers, Packaging & Glass	4,888	3.5	2,925	2.2
Capital Equipment	4,692	3.3	7,867	5.9
Telecommunications	3,790	2.7	3,840	2.9
Energy: Oil & Gas	3,465	2.4	3,463	2.6
Transportation: Cargo	1,485	1.1	—	—
Chemicals, Plastics and Rubber	—	—	4,414	3.3

Total	$141,392	100.0%	$132,592	100.0%

	June 30, 2013		December 31, 2012
Fair Value:
Healthcare & Pharmaceuticals	$17,443	12.1%	$17,407	13.1%
Services: Business	16,356	11.4	4,040	3.0
Automotive	14,611	10.2	14,783	11.0
Media: Advertising, Printing & Publishing	14,523	10.1	14,273	10.8
Services: Consumer	14,445	10.1	14,937	11.2
Retail	11,869	8.2	6,633	5.0
High Tech Industries	9,170	6.4	9,158	6.9
Hotels, Gaming & Leisure	7,906	5.5	8,434	6.4
Consumer Goods: Non-durable	7,579	5.3	7,554	5.9
Banking, Finance, Insurance & Real Estate	6,073	4.2	5,997	4.5
Consumer Goods: Durable	5,172	3.6	6,864	5.2
Containers, Packaging & Glass	5,026	3.5	2,940	2.2
Capital Equipment	4,671	3.3	7,978	6.0
Telecommunications	3,790	2.6	3,840	2.9
Energy: Oil & Gas	3,535	2.5	3,500	2.6
Transportation: Cargo	1,495	1.0	—	—
Chemicals, Plastics and Rubber	—	—	4,414	3.3

Total	$143,664	100.0%	$132,752	100.0%

Note 4. Fair Value Measurements

Investments

The Company values all investments in accordance with ASC Topic 820. ASC Topic 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC Topic 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;

•

the audit committee of the Board reviews the preliminary valuations of the Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•

the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of the Advisor, the independent valuation firm(s) and the audit committee.

The availability of valuation techniques and observable inputs can vary from investment to investment and is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions utilized in the valuation are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause an investment to be reclassified to a lower level within the fair value hierarchy.

The accompanying schedule of investments held by the Company consists primarily of private debt instruments (“Level 3 debt”). Management generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The current contractual interest rates on the loans range from 6.25% to 15.00% at June 30, 2013. The maturity dates on the loans outstanding at June 30, 2013 range between March 2014 and November 2020. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

Under the income approach, the Company prepares and analyzes discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. In determining the fair value under the income approach, the Company considers various factors including, but not limited to, the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

Under the yield approach, the Company uses discounted cash flow models to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the yield approach, the Company also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. This evaluation will be updated quarterly for Level 3 debt instruments that are performing and are not performing, respectively, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by the Company.

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 —   Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized appreciation on investments and secured borrowings in the statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of June 30, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$89,935	$89,935
Senior secured loans	—	—	39,002	39,002
Junior secured loans	—	—	14,328	14,328
Equity securities	—	—	399	399

Total Assets	$—	$—	$143,664	$143,664

Secured borrowings	$—	$—	$9,436	$9,436

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$75,487	$75,487
Senior secured loans	—	—	45,332	45,332
Junior secured loans	—	—	11,662	11,662
Equity securities	—	—	271	271

Total Assets	$—	$—	$132,752	$132,752

Secured borrowings	$—	$—	$—	$—

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2013:

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Secured borrowings
Balance as of March 31, 2013	$81,397	$40,790	$11,883	$271	$9,730
Net change in unrealized appreciation (depreciation) on investments	299	(38)	12	40	—
Net realized gains on investments	84	28	13	—	—
Purchases and other adjustments to cost (1)	12,522	1,488	2,959	128	—
Sales and repayments (2)	(4,367)	(3,266)	(539)	(40)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	(1)
Proceeds from secured borrowings	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	(293)

Balance as of June 30, 2013	$89,935	$39,002	$14,328	$399	$9,436

	Investments in				Secured borrowings
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$—
Net change in unrealized appreciation on investments	1,634	211	226	40	—
Net realized gains on investments	104	29	13	—	—
Purchases and other adjustments to cost (1)	18,834	1,494	2,966	128	—
Sales and repayments (2)	(6,124)	(8,064)	(539)	(40)	—
Net change in unrealized depreciation on secured borrowings	—	—	—	—	22
Proceeds from secured borrowings	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	(586)

Balance as of June 30, 2013	$89,935	$39,002	$14,328	$399	$9,436

(1)	Include purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represent net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation included in the statements of operations within net change in unrealized appreciation on investments and secured borrowings for the three and six months ended June 30, 2013 attributable to Level 3 investments still held at June 30, 2013 was $441 and $2,152, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2013.

Net change in unrealized appreciation on investments at fair value for the three and six months ended June 30, 2013 was $310 and $2,111, respectively, included within net change in unrealized appreciation on investments and secured borrowings in the statements of operations. Net realized gain on investments at fair value for the three and six months ended June 30, 2013 was $125 and $146, respectively. Net change in unrealized appreciation (depreciation) on secured borrowings for the three and six months ended June 30, 2013 was $1 and ($22), respectively, included within net change in unrealized appreciation on investments and secured borrowings in the statements of operations.

Significant Unobservable Inputs

ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2013 were as follows:

						Range
	Fair Value	Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$29,586	Market comparable companies	EBITDA multiples	7.3	x	4.5	x	10.5	x
		Discounted cash flow	Market Yields	10.5%		6.0%		20.5%
Unitranche loans	$89,935	Market comparable companies	EBITDA multiples	7.5	x	3.5	x	10.3	x
		Discounted cash flow	Market Yields	13.0%		8.4%		18.5%
Equity securities	$399	Market comparable companies	EBITDA multiples	8.7	x	8.5	x	8.9	x
Liabilities:
Secured borrowings	$9,436	Discounted cash flow	Market Yields	2.6%		2.0%		3.3%

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

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of EBITDA of the comparable guideline public companies. The independent valuation firm selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

The significant unobservable input used in the income approach of fair value measurement of our investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value.

Note 5. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with the Advisor, under which the Advisor, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays the Advisor a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (which includes assets purchased with borrowed amounts but does not include cash and cash equivalents). Base management fees for the three and six months ended June 30, 2013 were $618 and $1,205, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of preincentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of preincentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Accrued incentive fees for the three and six months ended June 30, 2013 were $374 and $805, respectively. Of the $374 and $805 in accrued incentive fees for the three and six months ended June 30, 2013, $152 and $322 related to the second part of the incentive fee (based upon net realized and unrealized gains and losses), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation).

The Company will reimburse Monroe Capital Management Advisors, LLC, (“ MC Management”), under the Administration Agreement (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Amounts payable to MC Management in any quarter through the quarter ending December 31, 2013 will not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375. For the three and six months ended June 30, 2013, the Company incurred $530 and $1,034 in expenses under the Administration Agreement, respectively, of which $137 and $315, respectively, was related to MC Management overhead and salary allocation.

The Company has entered into a license agreement with Monroe Capital, LLC under which Monroe Capital, LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company will have a right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as the Advisor or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name.

Note 6. Borrowings

Revolving Credit Facility: As of June 30, 2013 and December 31, 2012, the Company had $52,000 and $55,000 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The Company’s revolving credit facility currently allows borrowing up to $65,000 and the maximum borrowing under the revolving credit facility can be increased up to $100,000 pursuant to an accordion feature, subject to maintaining 200% asset coverage, as defined in the 1940 Act.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments during the first three years (through October 2015) and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by the Company and ING Capital, LLC, as agent, (b) the termination of the facility in accordance with its terms or (c) any other date mutually agreed to by the Company and ING Capital, LLC, as agent. The weighted average interest rate of the Company’s credit facility borrowings for the three and six months ended June 30, 2013 was 4.4% and 4.3%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and its continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of assets on the last day or each quarter or (b) 80% of the net proceeds to the Company from this offering plus 50% of the net proceeds of the sales of the Company’s securities after the effectiveness of the revolving credit facility; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The Company has agreed to pay certain fees to ING Capital, LLC and other members of the lending group, including upfront commitment and arrangement fees and unused commitment fees. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with the Advisor, its chief executive officer or its chief investment officer. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying statements of operations.

As of June 30, 2013, the Company recognized secured borrowings at fair value of $9,436 and the fair value of the loans that are associated with these secured borrowings was $24,418. These secured borrowings were the result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred prior to January 1, 2013 or during the three months ended June 30, 2013. During the three and six months ended June 30, 2013, repayments on secured borrowings totaled $293 and $586, respectively.

Note 7. Dividends and Distributions

The Company’s dividend and distributions are recorded on the record date.

The following table summarizes dividends declared during the six months ended June 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955	14,290	$215
May 31, 2013	June 14, 2013	June 28, 2013	$0.34	$1,959	13,679	$202

Total dividends declared			$0.68	$3,914	27,969	$417

Note 8. Commitments and Contingencies

Commitments: The Company had no outstanding commitments to fund investments under an undrawn revolver as of June 30, 2013.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Six Months Ended June 30, 2013
Per share data:
Net asset value at beginning of period	$14.54
Net investment income (1)	0.53
Net gain on investments and secured borrowings (1)	0.39

Net increase in net assets from operations (1)	0.92

Six Months Ended June 30, 2013
Stockholder dividends and distributions (2)	(0.68)
Other (3)	—

Net asset value at end of period (4)	$14.78

Net assets at end of period	$85,425
Shares outstanding at end of period	5,778,072
Per share market value at end of period	$14.98
Total return based on market value (5)	5.67%
Total return based on net asset value (6)	6.34%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (7)	7.27%
Ratio of interest and other debt financing expenses to average net assets (7)	3.27%

Ratio of expenses (without incentive fees) to average net assets (7)	8.60%
Ratio of incentive fees to average net assets (8)	0.95%

Ratio of total expenses to average net assets (9)	9.55%

Average debt outstanding	$44,497
Average debt outstanding per share	$7.73
Portfolio turnover (8)	10.79%

(1)	Calculated using the weighted average shares outstanding during the period from January 1, 2013 to June 30, 2013.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2013, approximately $0.12 per share would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on share outstanding as of a period end or transaction date.
(4)	Calculated using the shares outstanding at the end of the period.
(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.
(9)	All expenses other than incentive fees are annualized.

Note 10. Subsequent Events

On July 17, 2013, the Company priced a public offering of 4,000,000 shares of its common stock at a public offering price of $14.05 per share, raising approximately $56,200 in gross proceeds. On July 22, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $53,671 million were received. The Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock to cover over-allotments, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us,” and “our” refer to Monroe Capital Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2013. The information contained in this section should also be read in conjunction with our unaudited financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”). We had no substantive operating activities prior to October 24, 2012, the date of our initial public offering.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the ability of our Investment Advisor to locate suitable investments for us and to monitor our investments; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” "targets," "expects" and similar expressions to identify forward-looking statements. The forward looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including reports on Form 10-Q/K and current reports on Form 8-K.

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. In addition for tax purposes, we intend to be treated as a RIC under the Code. We were incorporated under the Maryland General Corporation Law on February 9, 2011. We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock warrants.

Our shares are currently listed on the Nasdaq Global Market under the symbol “MRCC.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $25 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2013, our portfolio included approximately 27.1% senior secured debt, 62.6% unitranche secured debt, 10.0% junior secured debt and 0.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as interest income. Interest and dividend income is recorded on the accrual basis to the extent we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of fees to Monroe Capital BDC Advisors, LLC (the “Advisor”) under the Investment Advisory and Management Agreement (management and incentive fees),and the payment of fees to Monroe Capital Management Advisors, LLC (“MC Management”) for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 5 to our financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our revolving credit facility and our secured borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain on investment and secured borrowings

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment or derivative instrument without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and secured borrowings as a component of the net change in unrealized appreciation on investments and secured borrowings in the statements of operations.

Portfolio and Investment Activity

During the three months ended June 30, 2013, we invested $17.0 million in six new portfolio companies and had $8.2 million in aggregate amount of exits and repayments (including completely exiting two portfolio companies), resulting in net investments of $8.8 million for the period.

During the six months ended June 30, 2013, we invested $22.6 million in seven new portfolio companies and $0.6 million in one existing portfolio company and had $14.8 million in aggregate amount of exits and repayments (including completely exiting three portfolio companies), resulting in net investments of $8.4 million for the period.

Our portfolio composition based on fair value was as follows (dollars in thousands):

	June 30, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield	Weighted Average Annualized Effective Yield(1)
Unitranche loans	$89,935	62.6%	10.3%	12.4%
Senior secured loans	39,002	27.1	8.0	8.0
Junior secured loans	14,328	10.0	10.1	10.1
Equity securities	399	0.3	n/a	n/a

Total	$143,664	100.0%	9.6%	10.9%

	December 31, 2012
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield	Weighted Average Annualized Effective Yield(1)
Unitranche loans	$75,487	56.9%	10.7%	13.1%
Senior secured loans	45,332	34.1	8.0	8.3
Junior secured loans	11,662	8.8	10.2	10.6
Equity securities	271	0.2	n/a	n/a

Total	$132,752	100.0%	9.8%	11.3%

(1)	Weighted average annualized effective yield is based upon the par value of our debt investments.

n/a – not applicable

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$17,443	12.1%	$17,407	13.1%
Services: Business	16,356	11.4	4,040	3.0
Automotive	14,611	10.2	14,783	11.0
Media: Advertising, Printing & Publishing	14,523	10.1	14,273	10.8
Services: Consumer	14,445	10.1	14,937	11.2
Retail	11,869	8.2	6,633	5.0
High Tech Industries	9,170	6.4	9,158	6.9
Hotels, Gaming & Leisure	7,906	5.5	8,434	6.4
Consumer Goods: Non-durable	7,579	5.3	7,554	5.9
Banking, Finance, Insurance & Real Estate	6,073	4.2	5,997	4.5
Consumer Goods: Durable	5,172	3.6	6,864	5.2
Containers, Packaging & Glass	5,026	3.5	2,940	2.2
Capital Equipment	4,671	3.3	7,978	6.0
Telecommunications	3,790	2.6	3,840	2.9
Energy: Oil & Gas	3,535	2.5	3,500	2.6
Transportation: Cargo	1,495	1.0	—	—
Chemicals, Plastics and Rubber	—	—	4,414	3.3

Total	$143,664	100.0%	$132,752	100.0%

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

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, the Advisor intends to form a team or engage outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital, LLC’s professionals are experienced in running work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of June 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	140,643	97.9
3	3,021	2.1
4	—	—
5	—	—

Total	$143,664	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$4,414	3.3%
2	125,301	94.4
3	3,037	2.3
4	—	—
5	—	—

Total	$132,752	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013
Total investment income	$3,752	$7,471
Total expenses, net	2,202	4,418

Net investment income	1,550	3,053
Net realized gain on investments	125	146
Net change in unrealized appreciation on investments and secured borrowings	313	2,089

Net increase in net assets resulting from operations	$1,988	$5,288

Investment Income

For the three and six months ended June 30, 2013, total investment income was $3.8 million and $7.5 million, of which $3.7 million and $7.4 million was attributable to portfolio interest and $0.1 million and $0.1 million to other income (including income from amortization of discounts and origination fees and dividend income), respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013
Interest and other debt financing expenses	$680	$1,374
Base management fees	618	1,205
Incentive fees	374	805
General & administrative expenses	530	1,034

Total operating expenses	$2,202	$4,418

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2013
Interest expense – revolving credit facility	$452	$950
Amortization of deferred financing costs	115	229
Interest expense – secured borrowings	104	184
Other	9	11

Total interest and other debt financing expenses	$680	$1,374

Net Realized Gain on Investments

For the three and six months ended June 30, 2013, we had $8.2 million and $14.8 million of sales and principal repayments, resulting in $0.1 million and $0.1 million of realized gains, respectively.

Net Change in Unrealized Appreciation on Investments and Secured Borrowings

For the three and six months ended June 30, 2013, our investments and secured borrowings had $0.3 million and $2.1 million of net unrealized appreciation, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $2.0 million and $5.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2013, our per share net increase in net assets resulting from operations was $0.34 and $0.92, respectively.

Liquidity and Capital Resources

As of June 30, 2013, we had $2.4 million in cash and cash equivalents and $52.0 million of total debt outstanding on our revolving credit line. As of June 30, 2013, we had $13.0 million currently available for additional borrowings on our revolving credit facility. See “Borrowings - Revolving Credit Facility” below for additional information.

Cash Flows

For the six months ended June 30, 2013, we experienced a net decrease in cash and cash equivalents of $1.7 million. During the same period we used $4.6 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $2.9 million from financing activities, principally from increases in secured borrowings, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 9, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. See “Recent Developments” for additional information.

Borrowings

Revolving Credit Facility: As of June 30, 2013, and December 31, 2012 we had $52.0 million and $55.0 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent to finance the purchase of our assets. Our revolving credit facility currently allows borrowing up to $65.0 million and the maximum borrowing under the revolving credit facility can be increased up to $100.0 million pursuant to an accordion feature, subject to maintaining 200% asset coverage, as defined in the 1940 Act.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments during the first three years (through October 2015) and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The maturity date of the revolving credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by us and ING Capital, LLC, as agent (b) the termination of the revolving credit facility in accordance with its terms or (c) any other date mutually agreed to by us and ING Capital LLC, as agent. The weighted average interest rate of our revolving credit facility borrowings for the three and six months ended June 30, 2013 was 4.4% and 4.3%, respectively. The interest rate on our revolving credit facility as of June 30, 2013 was LIBOR plus 3.75% or 4.0%.

Our ability to borrow under the revolving credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the revolving credit facility. Our revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from our initial offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving credit facility; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the revolving credit facility. We have agreed to pay certain fees to ING Capital, LLC and other members of the lending group including upfront commitment and arrangement fees and unused commitment fees. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions, failure to comply with our financial and negative covenants, and failure to maintain our relationship with our Advisor, our Chief Executive Officer or our Chief Investment Officer. If we incur an event of default under our revolving credit facility and fail to remedy such default under any applicable grace period, if any, then our entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying statements of operations.

As of June 30, 2013, we recognized secured borrowings at fair value of $9.4 million and the fair value of the loans that are associated with these secured borrowings was $24.4 million. These secured borrowings were the result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred prior to January 1, 2013 or during the three months ended June 30, 2013. During the three and six months ended June 30, 2013, repayments on secured borrowings totaled $0.3 million and $0.6 million, respectively. The weighted average interest rate on our secured borrowings was approximately 4.4% as of June 30, 2013.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Dividend payments to stockholders for the three and six months ended June 30, 2013 totaled $2.2 million ($0.34 per share) and $4.3 million ($0.68 per share), respectively.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We entered into the Investment Advisory and Management Agreement with the Advisor, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay our Advisor a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. See Note 5 to our financial statements and “Significant Accounting Estimates and Critical Accounting Policies—Capital Gains Incentive Fee” for additional information.

•

We entered into the Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our financial statements for additional information.

•

Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manger of the Advisor and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer, serves as a director on our Board and is also a managing director of MC Management.

•

We entered into a license agreement with Monroe Capital, LLC, under which Monroe Capital, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

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

Market Trends

We have identified the following trends that may affect our business:

Target Market: We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, LLC, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements: We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital: We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.

Competition from other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle market companies and therefore drive increased new investment opportunities for us. Conversely, there is increased competitive pressure in the business development company and investment company marketplace for senior and subordinated debt which could result in lower yields for increasingly riskier assets.

Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the business development company and investment company marketplace have created increased competition, however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Recent Developments

On July 2, 2013, we announced the receipt of a green light letter from the U.S. Small Business Administration (“SBA”) inviting us to continue our application process to obtain a license to form and operate a Small Business Investment Company (“SBIC”) subsidiary. We have completed and submitted our application to the SBA. If approved, the license would provide us with an incremental source of attractive long-term capital through the use of SBA debentures. This would be the second SBIC license held by affiliates of Monroe Capital LLC. However, receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that we will receive an SBIC license, or of the timeframe in which we would receive a license, should one ultimately be granted.

On July 17, 2013, we priced a public offering of 4,000,000 shares of its common stock at a public offering price of $14.05 per share, raising approximately $56.2 million in gross proceeds. On July 22, 2013, the transaction closed, the shares were issued, and proceeds, net of offering costs but before expenses, of $53.7 million were received. We also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock to cover over-allotments, if any.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States (“US GAAP”) to determine the fair value of the investment. Debt and equity investments that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted or thinly-traded investments, our Board, together with our independent valuation firms, value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for our secured borrowings, which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. We will consult with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

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

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory and Management Agreement with our Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the Investment Advisory and Management Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and six months ended June 30, 2013, we accrued capital gains incentive fees of $0.2 million and $0.3 million, respectively, based on the performance of our portfolio, none of which were payable to the Advisor.

New Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. We are currently assessing the impacts ASU 2013-08 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. All of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. All of the loans in our current portfolio have interest rate floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. In addition, our revolving credit facility has a floating interest rate provision and we expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the statement of assets and liabilities as of June 30, 2013 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$—	$(130.0)	$130.0
Up 100 basis points	80.5	582.1	(501.6)
Up 200 basis points	1,309.6	1,193.8	115.8
Up 300 basis points	2,739.2	1,810.9	928.3

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowing under the revolving credit facility or other borrowings that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We, the Advisor and MC Management are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2013	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: August 13, 2013	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation