Form 10-Q
period 2013-09-30
MONROE CAPITAL Corp
filed 2013-11-12
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, the registrant had 10,003,072 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments, at fair value (cost of: $167,903 and $132,592, respectively)	$169,433	$132,752
Cash and cash equivalents	31,757	4,060
Interest receivable	727	503
Deferred financing costs, net	1,605	1,750
Other assets	266	166

Total assets	203,788	139,231

LIABILITIES
Revolving credit facility	53,500	55,000
Secured borrowings, at fair value (proceeds of: $8,698 and $0, respectively)	8,649	—
Interest payable on credit facility	53	51
Management fees payable	702	318
Incentive fees payable	365	6
Accounts payable and accrued expenses	386	222

Total liabilities	63,655	55,597

Net assets	$140,133	$83,634

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 10,003 and 5,750 shares issued and outstanding, respectively	$10	$6
Capital in excess of par value	141,190	84,633
Accumulated distributions in excess of net investment income	(3,015)	(1,165)
Accumulated net realized gain on investments	369	—
Accumulated net unrealized appreciation on investments and secured borrowings	1,579	160

Total net assets	$140,133	$83,634

Net asset value per share	$14.01	$14.54

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 (1)	2013	2012 (1)
Investment income:
Interest income	$4,347	$—	$11,818	$—

Total investment income	4,347	—	11,818	—

Operating expenses:
Interest and other debt financing expenses	594	—	1,968	—
Base management fees	702	—	1,907	—
Incentive fees	37	—	842	—
Professional fees	278	—	703	—
Administrative service fees	102	—	417	—
General and administrative expenses	221	—	515	—

Total expenses	1,934	—	6,352	—

Net investment income	2,413	—	5,466	—

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments	223	—	369	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(670)	—	1,419	—

Net gain (loss) on investments and secured borrowings	(447)	—	1,788	—

Net increase in net assets resulting from operations	$1,966	$—	$7,254	$—

Per common share data:
Net investment income per share - basic and diluted	$0.27	$—	$0.80	$—

Net increase in net assets resulting from operations per share - basic and diluted	$0.22	$—	$1.06	$—

Weighted average common shares outstanding - basic and diluted	8,922	—	6,824	—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Common Stock		Capital in	Accumulated distributions in excess of net	Accumulated net realized	Accumulated net unrealized appreciation on
	Number of shares	Par value	excess of par value	investment income	gain on investments	investments and secured borrowings	Total net assets
Balances at December 31, 2011 (1)	—	$—	$10	$—	$—	$—	$10
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—	—	—
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	—	—	—	—	—	—	—
Net increase in net assets resulting from operations	—	—	—	—	—	—	—

Balances at September 30, 2012 (1)	—	$—	$10	$—	$—	$—	$10

Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$—	$160	$83,634
Issuance of common stock, net of offering and underwriting costs (2)	4,225	4	56,140	—	—	—	56,144
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	28	—	417	(7,316)	—	—	(6,899)
Net increase in net assets resulting from operations	—	—	—	5,466	369	1,419	7,254

Balances at September 30, 2013	10,003	$10	$141,190	$(3,015)	$369	$1,579	$140,133

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.
(2)	On July 22, 2013, the Company completed a public offering of 4,000 shares of its common stock at a public offering price of $14.05 per share. On August 20, 2013 the Company sold an additional 225 shares of its common stock at a public offering price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2013	2012 (1)
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,254	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments and secured borrowings	(1,419)	—
Net realized gain on investments	(369)	—
Paid-in-kind interest income	(102)	—
Net accretion of loan origination costs	(120)	—
Amortization of debt financing costs	345	—
Principal repayments received on investments	38,081	—
Purchase of investments	(72,802)	—
Changes in operating assets and liabilities:
Interest receivable	(224)	—
Other assets	(100)	—
Interest payable on credit facility	2	—
Management fees payable	384	—
Incentive fees payable	359	—
Accounts payable and accrued expenses	164	—

Net cash used in operating activities	(28,547)	—

Cash flows provided by financing activities
Borrowings on credit facility	71,500	—
Repayments on credit facility	(73,000)	—
Proceeds from secured borrowings	10,000	—
Repayments on secured borrowings	(1,301)
Payments of debt financing costs	(200)
Proceeds from shares sold, net of underwriting costs	56,690
Offering costs paid	(546)
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $417 and $0, repectively)	(6,899)	—

Net cash provided by financing activities	56,244	—

Net increase in cash and cash equivalents	27,697	—
Cash and cash equivalents, beginning of period	4,060	10

Cash and cash equivalents, end of period	$31,757	$10

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,312	$—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2013

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/ Shares	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alora Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	$12,115	$11,844	$11,843	8.4%
Alora Pharmaceuticals, LLC (Revolver)(e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	—	—	—	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%	2/9/2018	2,921	2,921	2,864	2.0%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,404	5,402	5,412	3.9%
Hoffmaster Group, Inc.	Consumer Goods: Non-Durable	L+5.25%	6.50%	1/3/2018	1,000	985	999	0.7%
Latisys Holdings Corp.	High Tech Industries	L+5.25%	6.50%	3/16/2019	1,995	1,988	1,995	1.4%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/6/2017	1,985	1,968	1,985	1.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,755	3,755	3,755	2.7%
Ozburn-Hessey Holding Company LLC	Transportation: Cargo	L+5.50%	6.75%	5/23/2019	1,496	1,482	1,500	1.1%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,750	3,750	3,750	2.7%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,836	4,836	4,836	3.5%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,202	3,171	3,202	2.3%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,667	1.2%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	L+8.50%	10.50%	3/31/2014	195	195	175	0.1%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	L+8.50%	10.50%	3/31/2014	2,992	2,992	2,687	1.9%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	8/22/2018	4,938	4,888	4,999	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,959	2,945	2,930	2.1%
Zest Holdings, LLC	Consumer Goods: Durable	L+5.50%	6.50%	8/16/2020	3,563	3,498	3,536	2.5%

Total Senior Secured Loans					58,773	58,270	58,135	41.5%

Unitranche Loans
Accutest Holdings, Inc.	Services Business	L+7.50%	9.00%	6/5/2018	7,725	7,492	7,841	5.6%
Collaborative Neuroscience Network, LLC (f) (g)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,625	9,439	9,741	7.0%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,375	7,676	5.5%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,589	4,589	4,534	3.2%
Fabco Automotive Corp, LLC	Automotive	L+8.25%	9.25%	4/3/2017	7,781	7,709	7,692	5.5%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,944	5.0%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%	7/17/2017	3,000	3,000	3,060	2.1%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,313	4,313	3,922	2.8%
Monte Nido Residential Center, LLC	Services: Consumer	L+8.50%	9.50%	12/21/2017	9,479	9,266	9,445	6.7%
MooreCo, Inc. (h)	Consumer Goods: Durable	L+13.50%	15.00%	12/27/2017	5,140	5,016	5,163	3.7%
Playtime, LLC (g)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	7,077	6,955	7,148	5.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,977	5,095	3.6%
TPP Acquisition, Inc. (g)	Retail	L+9.00%	10.50%	12/17/2017	6,596	6,433	6,573	4.7%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	4,049	3,958	4,081	2.9%

Total Unitranche Loans					89,074	87,522	88,915	63.4%

Junior Secured Loans
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	2,000	1,962	1,950	1.4%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,940	2,986	2.1%
CSM Bakery Supplies, LLC	Beverage, Food & Tobacco	L+7.50%	8.50%	7/3/2021	3,000	2,983	2,994	2.2%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+8.25%	9.25%	1/26/2019	750	742	754	0.5%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,957	2,978	2.1%
Road Infrastructure Investment, LLC	Chemicals, Plastics & Rubber	L+9.00%	10.25%	9/30/2018	1,000	996	1,010	0.7%
StoneRiver Group, L.P.	Services: Business	L+7.25%	8.50%	5/30/2020	500	498	509	0.4%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,750	2,714	2,743	2.0%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	4,500	4,460	4,545	3.2%
US Renal Care, Inc.	Healthcare & Pharmaceuticals	L+7.50%	8.50%	1/3/2020	1,500	1,497	1,512	1.1%

Total Junior Secured Loans					21,969	21,749	21,981	15.7%

Equity Securities (h)
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units)	Services: Consumer	—	—	—	—	74	74	0.1%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	Retail	—	—	—	—	86	126	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	Retail	—	—	—	—	2	2	0.0%

Total Equity Securities					—	362	402	0.3%

TOTAL INVESTMENTS						$167,903	$169,433	120.9%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at September 30, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $140,133 as of September 30, 2013.
(e)	The entire commitment of $1,336 was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(f)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(g)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 6 in the accompanying notes to the consolidated financial statements.)
(h)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.50% in payment-in-kind (“PIK”) interest.
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal Amount	Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	2/9/2018	2,955	$2,955	$2,968	3.5%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	3,000	2,970	2,985	3.6%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	4,607	4,607	4,517	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	2,000	1,980	1,980	2.4%
Flow Polymers, Inc.	Chemicals, Plastics and Rubber	L+5.75%	7.25%	12/31/2016	4,414	4,414	4,414	5.3%
Hudson Products Holdings, Inc.	Capital Equipment	P+4.75%	8.00%	6/7/2017	3,000	2,970	3,011	3.6%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/6/2017	2,000	1,980	1,980	2.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,840	3,840	3,840	4.6%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,900	3,900	3,900	4.7%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,697	4,697	4,638	5.5%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	7.50%	12/31/2016	3,110	3,110	3,110	3.7%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,333	3,300	3,300	3.9%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,650	2.0%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	P+5.50%	11.75%	2/25/2013	195	195	186	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	P+5.50%	11.75%	2/25/2013	2,992	2,992	2,851	3.4%

Total Senior Secured Loans					45,710	45,560	45,332	54.2%

Unitranche Loans
Collaborative Neuroscience Network, LLC (f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	10,000	9,800	9,800	11.7%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,292	7,292	8.7%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,897	4,897	4,967	5.9%
Fabco Automotive Corp, LLC	Automotive	L+9.25%	9.25%	4/3/2017	7,781	7,701	7,898	9.4%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,981	8.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,002	3.6%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	4,040	4.8%
Monte Nido Residential Center, LLC	Services: Consumer	L+9.00%	10.00%	12/21/2017	10,000	9,776	9,776	11.7%
MooreCo, Inc. (g)	Consumer Goods: Durable	L+13.50%	15.00%	12/28/2017	7,040	6,864	6,864	8.2%
Playtime, LLC (Revolver) (h)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	400	392	392	0.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	8,000	7,842	7,842	9.4%
TPP Acquisition, Inc.	Retail	L+9.00%	10.50%	12/17/2017	6,800	6,633	6,633	7.9%

Total Unitranche Loans					76,519	75,198	75,487	90.3%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,000	2,968	2,995	3.6%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	5/6/2019	3,000	2,925	2,940	3.5%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,250	2,206	2,227	2.7%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,463	3,500	4.2%

Total Junior Secured Loans					11,750	11,563	11,662	13.9%

Equity Securities (i)
Monte Nido Residential Center, LLC - Class A Units Common Units (1,724 units)	Services: Consumer	—	—	—	—	71	71	0.1%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.2%

Total Equity Securities					—	271	271	0.3%

TOTAL INVESTMENTS						$132,592	$132,752	158.7%

(a)	All of the Company’s investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $83,634 as of December 31, 2012.
(e)	Rocket Dog Brands, LLC interest rate consists of 8.75% in coupon interest and 3.0% in default interest.
(f)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(g)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.5% in PIK interest.
(h)	Revolving credit facility with total commitment of $1,200.
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering, and accordingly September 30, 2012 balances are not presented in the footnotes. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (the “Advisor”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On September 16, 2013, the Company commenced operations of a new wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MCC SBIC”), also managed by the Advisor. The Company, on behalf of MCC SBIC, has submitted an application to the U.S. Small Business Administration (“SBA”) to obtain a license for MCC SBIC to become a Small Business Investment Company (“SBIC”) subsidiary. On July 2, 2013, the Company announced the receipt of a green light letter from the SBA inviting MCC SBIC to continue its application process to obtain a license to operate as an SBIC subsidiary. If approved, the license would provide the Company with an incremental source of attractive long-term capital through the use of SBA debentures. This would be the second SBIC license held by affiliates of Monroe Capital LLC. However, receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and the Company has received no assurance or indication from the SBA that MCC SBIC will receive an SBIC license, or of the timeframe in which MCC SBIC would receive a license, should one ultimately be granted.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. These interim unaudited consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

As permitted under Regulation S-X and Accounting Standards Codification (“ASC”) Topic 946 — Financial Services —Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

The Company receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against the investment cost basis on the consolidated statements of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2013 totaled $617 and $1,270, respectively. As of September 30, 2013 and December 31, 2012, unamortized discounts and origination fees on loan investments amounted to $2,289 and $1,658, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the three and nine months ended September 30, 2013, no loans were on non-accrual status.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. See Note 6 “Secured Borrowings” for additional information.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 - “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and nine months ended September 30, 2013, there were no potentially dilutive common shares issued.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2013 the Company had deferred financing costs of $1,605. These amounts are amortized over the estimated average life of the borrowings and included in interest expense in the consolidated statements of operations. Amortization expense for the three and nine months ended September 30, 2013 was $116 and $345, respectively.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2013 and 2012, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2013. The 2012 tax year remains subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11”), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its consolidated financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted ASU 2011-1 as of January 1, 2013 and adoption of this guidance did not have a material impact on the Company’s financial position or disclosures.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company is currently assessing the impacts ASU 2013-08 will have on its consolidated financial statements.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2013		December 31, 2012
Amortized Cost:
Unitranche loans	$87,522	52.1%	$75,198	56.6%
Senior secured loans	58,270	34.7	45,560	34.4
Junior secured loans	21,749	13.0	11,563	8.7
Equity securities	362	0.2	271	0.3

Total	$167,903	100.0%	$132,592	100.0%

	September 30, 2013		December 31, 2012
Fair Value:
Unitranche loans	$88,915	52.5%	$75,487	56.9%
Senior secured loans	58,135	34.3	45,332	34.1
Junior secured loans	21,981	13.0	11,662	8.8
Equity securities	402	0.2	271	0.2

Total	$169,433	100.0%	$132,752	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2013		December 31, 2012
Amortized Cost:
West	$65,705	39.1%	$59,572	44.9%
Southeast	39,389	23.5	22,002	16.6
Mid-Atlantic	24,028	14.3	17,593	13.3
Southwest	20,656	12.3	20,176	15.2
Midwest	12,257	7.3	10,294	7.8
Northeast	3,906	2.3	2,955	2.2
International	1,962	1.2	—	—

Total	$167,903	100.0%	$132,592	100.0%

	September 30, 2013		December 31, 2012
Fair Value:
West	$66,450	39.2%	$59,646	44.9%
Southeast	39,763	23.5	22,005	16.6
Mid-Atlantic	24,456	14.4	17,544	13.3
Southwest	20,540	12.1	20,294	15.2
Midwest	12,411	7.3	10,295	7.8
Northeast	3,863	2.3	2,968	2.2
International	1,950	1.2	—	—

Total	$169,433	100.0%	$132,752	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2013		December 31, 2012
Amortized Cost:
Healthcare & Pharmaceuticals	$35,427	21.1%	$17,452	13.2%
Services: Business	16,259	9.7	4,000	3.0
Automotive	14,404	8.6	14,572	11.0
Media: Advertising, Printing & Publishing	14,375	8.5	14,292	10.8
Services: Consumer	14,265	8.5	14,937	11.2
Retail	11,497	6.8	6,633	5.0
Consumer Goods: Non-durable	9,574	5.7	7,794	5.9
High Tech Industries	9,524	5.7	9,137	6.9
Consumer Goods: Durable	8,513	5.1	6,864	5.2
Hotels, Gaming & Leisure	7,155	4.2	8,434	6.4
Banking, Finance, Insurance & Real Estate	6,683	4.0	5,968	4.5
Capital Equipment	4,589	2.7	7,867	5.9
Energy: Oil & Gas	4,460	2.7	3,463	2.6
Telecommunications	3,755	2.2	3,840	2.9
Beverage, Food & Tobacco	2,983	1.8	—	—
Containers, Packaging & Glass	1,962	1.2	2,925	2.2
Transportation: Cargo	1,482	0.9	—	—
Chemicals, Plastics and Rubber	996	0.6	4,414	3.3

Total	$167,903	100.0%	$132,592	100.0%

	September 30, 2013		December 31, 2012
Fair Value:
Healthcare & Pharmaceuticals	$35,796	21.1%	$17,407	13.1%
Services: Business	16,353	9.7	4,040	3.0
Media: Advertising, Printing & Publishing	14,620	8.6	14,273	10.8
Services: Consumer	14,482	8.5	14,937	11.2
Automotive	14,372	8.5	14,783	11.0
Retail	11,795	7.0	6,633	5.0
High Tech Industries	9,608	5.7	9,158	6.9
Consumer Goods: Non-durable	9,273	5.5	7,554	5.9
Consumer Goods: Durable	8,699	5.1	6,864	5.2
Hotels, Gaming & Leisure	7,348	4.3	8,434	6.4
Banking, Finance, Insurance & Real Estate	6,799	4.0	5,997	4.5
Energy: Oil & Gas	4,545	2.7	3,500	2.6
Capital Equipment	4,534	2.7	7,978	6.0
Telecommunications	3,755	2.2	3,840	2.9
Beverage, Food & Tobacco	2,994	1.8	—	—
Containers, Packaging & Glass	1,950	1.1	2,940	2.2
Transportation: Cargo	1,500	0.9	—	—
Chemicals, Plastics and Rubber	1,010	0.6	4,414	3.3

Total	$169,433	100.0%	$132,752	100.0%

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). Management generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The current contractual interest rates on the loans range from 6.00% to 15.00% at September 30, 2013. The maturity dates on the loans outstanding at September 30, 2013 range between March 2014 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized appreciation on investments and secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of September 30, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$88,915	$88,915
Senior secured loans	—	—	58,135	58,135
Junior secured loans	—	—	21,981	21,981
Equity securities	—	—	402	402

Total Assets	$—	$—	$169,433	$169,433

Secured borrowings	$—	$—	$8,649	$8,649

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$75,487	$75,487
Senior secured loans	—	—	45,332	45,332
Junior secured loans	—	—	11,662	11,662
Equity securities	—	—	271	271

Total Assets	$—	$—	$132,752	$132,752

Secured borrowings	$—	$—	$—	$—

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2013:

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Secured borrowings
Balance as of June 30, 2013	$89,935	$39,002	$14,328	$399	$9,436
Net change in unrealized appreciation (depreciation) on investments	(529)	(118)	(94)	—	—
Net realized gains on investments	14	133	76	—	—
Purchases and other adjustments to cost (1)	365	38,562	10,671	3	—
Sales and repayments (2)	(870)	(19,444)	(3,000)	—	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	(71)
Proceeds from secured borrowings	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	(716)

Balance as of September 30, 2013	$88,915	$58,135	$21,981	$402	$8,649

	Investments in
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Secured borrowings
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$—
Net change in unrealized appreciation (depreciation) on investments	1,105	94	131	40	—
Net realized gains on investments	118	162	89	—	—
Purchases and other adjustments to cost (1)	19,199	40,056	13,637	131	—
Sales and repayments (2)	(6,994)	(27,509)	(3,538)	(40)	—
Net change in unrealized depreciation on secured borrowings	—	—	—	—	(50)
Proceeds from secured borrowings	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	(1,301)

Balance as of September 30, 2013	$88,915	$58,135	$21,981	$402	$8,649

(1)	Include purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represent net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments and secured borrowings for the three and nine months ended September 30, 2013 attributable to Level 3 investments still held at September 30, 2013 was $(556) and $1,441, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2013.

Net change in unrealized appreciation (depreciation) on investments at fair value for the three and nine months ended September 30, 2013 was $(741) and $1,369, respectively, included within net change in unrealized appreciation (depreciation) on investments and secured borrowings in the consolidated statements of operations. Net realized gain on investments at fair value for the three and nine months ended September 30, 2013 was $223 and $369, respectively. Net change in unrealized appreciation on secured borrowings for the three and nine months ended September 30, 2013 was $71 and $50, respectively, included within net change in unrealized appreciation (depreciation) on investments and secured borrowings in the consolidated statements of operations.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2013 were as follows:

						Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Unitranche loans	$88,915	Market comparable companies	EBITDA multiples	7.3	x	3.5	x	10.0	x
		Discounted cash flow	Market Yields	13.2%		8.3%		20.2%
Senior secured loans	$28,349	Market comparable companies	EBITDA multiples	7.4	x	5.9	x	10.5	x
		Discounted cash flow	Market Yields	11.1%		6.3%		20.8%
Equity securities	$402	Market comparable companies	EBITDA multiples	9.0	x	8.5	x	9.7	x
Liabilities:
Secured borrowings	$8,649	Discounted cash flow	Market Yields	4.8%		3.4%		6.6%

(1)	Excludes loans at fair value where a valuation (unadjusted) is obtained from a third-party pricing service.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 were as follows:

						Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Unitranche loans	$69,460	Market comparable companies	EBITDA multiples	7.3	x	5.0	x	10.8	x
		Discounted cash flow	Market Yields	14.1%		10.8%		19.8%
Senior secured loans	$48,410	Market comparable companies	EBITDA multiples	7.0	x	4.0	x	10.5	x
		Discounted cash flow	Market Yields	8.9%		6.2%		19.0%
Equity securities	$271	Market comparable companies	EBITDA multiples	8.6	x	8.5	x	8.7	x

(1)	Excludes loans at fair value where a valuation (unadjusted) is obtained from a third-party pricing service.

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

Note 5. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with the Advisor, under which the Advisor, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays the Advisor a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (which includes assets purchased with borrowed amounts but does not include cash and cash equivalents). Base management fees for the three and nine months ended September 30, 2013 were $702 and $1,907, respectively.

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

Accrued incentive fees for the three and nine months ended September 30, 2013 were $37 and $842, respectively. Of the $37 and $842 in accrued incentive fees for the three and nine months ended September 30, 2013, $37 and $358 related to the second part of the incentive fee (based upon net realized and unrealized gains and losses), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation).

The Company will reimburse Monroe Capital Management Advisors, LLC, (“ MC Management”), under the Administration Agreement (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Amounts payable to MC Management in any quarter through the quarter ending December 31, 2013 will not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375. For the three and nine months ended September 30, 2013, the Company incurred $601 and $1,635 in expenses under the Administration Agreement, respectively, of which $103 and $418, respectively, was related to MC Management overhead and salary allocation.

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

Note 6. Borrowings

Revolving Credit Facility: As of September 30, 2013 and December 31, 2012, the Company had $53,500 and $55,000 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. On September 27, 2013, the maximum amount the Company is able to borrow under the revolving credit facility was increased from $65,000 to $95,000, pursuant to an accordion feature. The maximum borrowing under the revolving credit facility can be increased up to $100,000 pursuant to this accordion feature, subject to maintaining 200% asset coverage, as defined in the 1940 Act. The maturity date of the revolving credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by the Company and ING Capital, LLC, as agent, (b) the termination of the facility in accordance with its terms or (c) any other date mutually agreed to by the Company and ING Capital, LLC, as agent.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments during the first three years (through October 2015) and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2013 was 4.2% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2013 was 0.9% and 0.7%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and its continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of assets on the last day or each quarter or (b) 80% of the net proceeds to the Company from this offering plus 50% of the net proceeds of the sales of the Company’s securities after the effectiveness of the revolving credit facility; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and the Advisor, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with the Advisor. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations.

As of September 30, 2013, secured borrowings at fair value totaled $8,649 and the fair value of the loans that are associated with these secured borrowings was $23,462. These secured borrowings were the result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred prior to January 1, 2013 or during the three months ended September 30, 2013. During the three and nine months ended September 30, 2013, repayments on secured borrowings totaled $716 and $1,301, respectively.

Note 7. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date.

The following table summarizes dividends declared during the nine months ended September 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955		14,290	$215
May 31, 2013	June 14, 2013	June 28, 2013	$0.34	$1,959		13,679	$202
August 30, 2013	September 13, 2013	September 27, 2013	$0.34	$3,402	(1)	—	—

Total dividends declared			$1.02	$7,316		27,969	$417

(1)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 23,307 shares of common stock for $308 and no new shares were issued to satisfy the DRIP requirements for this dividend.

Note 8. Commitments and Contingencies

Commitments: The Company had $1,336 in outstanding commitments to fund investments under an undrawn revolver as of September 30, 2013.

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

Market risk: The Company’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company is not currently aware of any such proceedings or disposition that would have a material adverse effect on the Company’s consolidated financial statements.

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Nine Months Ended September 30, 2013
Per share data:
Net asset value at beginning of period	$14.54
Net investment income (1)	0.80
Net gain on investments and secured borrowings (1)	0.26

Net increase in net assets from operations (1)	1.06
Stockholder dividends and distributions (2)	(1.02)
Effect of share issuance below NAV(3)	(0.57)

Net asset value at end of period (4)	$14.01

Net assets at end of period	$140,133
Shares outstanding at end of period	10,003,072
Per share market value at end of period	$12.99
Total return based on market value (5)	(6.01)%
Total return based on net asset value (6)	3.40%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (7)	7.41%
Ratio of interest and other debt financing expenses to average net assets (7)	2.67%
Ratio of expenses (without incentive fees) to average net assets (7)	7.47%
Ratio of incentive fees to average net assets (8)	0.85%

Ratio of total expenses to average net assets (9)	8.32%

Average debt outstanding	$38,068
Average debt outstanding per share	$5.58
Portfolio turnover (8)	26.25%

(1)	Calculated using the weighted average shares outstanding during the period from January 1, 2013 to September 30, 2013.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2013, approximately $0.16 per share would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Calculated using the shares outstanding at the end of the period.
(5)	Total investment return is calculated assuming a purchase of common shares at the current market value on the first day and a sale at the current market value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(6)	Total investment return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total investment return does not reflect brokerage commissions. Total investment returns covering less than a full period are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.
(9)	All expenses other than incentive fees are annualized.

Note 10. Subsequent Events

On November 11, 2013, the Board approved a share repurchase plan (“Plan”) under which up to $7.5 million of its outstanding common stock may be acquired in the open market at prices below its net asset value reported in its then most recently published consolidated financial statements. The Plan may be implemented over the next twelve months at the discretion of management.

The shares will be purchased from time to time at prevailing market prices, through open market or block transactions. The Company’s Board has authorized the repurchase plan because it believes that the Company’s common stock may be undervalued from time to time. There is no obligation of the Company to repurchase shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us,” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2013. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”). We had no substantive operating activities prior to October 24, 2012, the date of our initial public offering.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” "targets," "expects" and similar expressions to identify forward-looking statements. The forward looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $25 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2013, our portfolio included approximately 34.3% senior secured debt, 52.5% unitranche secured debt, 13.0% junior secured debt and 0.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Expenses

Our primary operating expenses include the payment of fees to Monroe Capital BDC Advisors, LLC (the “Advisor”) under the Investment Advisory and Management Agreement (management and incentive fees), and the payment of fees to Monroe Capital Management Advisors, LLC (“MC Management”) for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 5 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our revolving credit facility and our secured borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss) on investments and secured borrowings

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment or derivative instrument without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and secured borrowings as a component of the net change in unrealized appreciation (depreciation) on investments and secured borrowings in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2013, we invested $46.5 million in fourteen new portfolio companies and $3.0 million in six existing portfolio companies and had $23.3 million in aggregate amount of exits and repayments (including completely exiting seven portfolio companies), resulting in net investments of $26.2 million for the period.

During the nine months ended September 30, 2013, we invested $69.1 million in twenty one new portfolio companies and $3.7 million in seven existing portfolio companies and had $38.1 million in aggregate amount of exits and repayments (including completely exiting ten portfolio companies), resulting in net investments of $34.7 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	September 30, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Unitranche loans	$88,915	52.5%	10.5%	12.3%
Senior secured loans	58,135	34.3	8.1	8.1
Junior secured loans	21,981	13.0	9.7	9.7
Equity securities	402	0.2	n/a	n/a

Total	$169,433	100.0%	9.5%	10.5%

	December 31, 2012
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Unitranche loans	$75,487	56.9%	10.7%	13.1%
Senior secured loans	45,332	34.1	8.0	8.3
Junior secured loans	11,662	8.8	10.2	10.6
Equity securities	271	0.2	n/a	n/a

Total	$132,752	100.0%	9.8%	11.3%

(1)	Based upon the par value of our debt investments.

n/a – not applicable

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$35,796	21.1%	$17,407	13.1%
Services: Business	16,353	9.7	4,040	3.0
Media: Advertising, Printing & Publishing	14,620	8.6	14,273	10.8
Services: Consumer	14,482	8.5	14,937	11.2
Automotive	14,372	8.5	14,783	11.0
Retail	11,795	7.0	6,633	5.0
High Tech Industries	9,608	5.7	9,158	6.9
Consumer Goods: Non-durable	9,273	5.5	7,554	5.9
Consumer Goods: Durable	8,699	5.1	6,864	5.2
Hotels, Gaming & Leisure	7,348	4.3	8,434	6.4
Banking, Finance, Insurance & Real Estate	6,799	4.0	5,997	4.5
Energy: Oil & Gas	4,545	2.7	3,500	2.6
Capital Equipment	4,534	2.7	7,978	6.0
Telecommunications	3,755	2.2	3,840	2.9
Beverage, Food & Tobacco	2,994	1.8	—	—
Containers, Packaging & Glass	1,950	1.1	2,940	2.2
Transportation: Cargo	1,500	0.9	—	—
Chemicals, Plastics and Rubber	1,010	0.6	4,414	3.3

Total	$169,433	100.0%	$132,752	100.0%

Portfolio Asset Quality

The Advisor’s portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. The Advisor segregates our capital markets investments by industry. The Advisor’s monitoring process and projections developed by Monroe Capital, LLC both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. The Advisor’s analysts will monitor performance using standard industry software tools to provide consistent disclosure of performance. The Advisor will also monitor our investment exposure using a proprietary trend analysis tool. When necessary, the Advisor will update our internal risk ratings, borrowing base criteria and covenant compliance reports. As part of the monitoring process, the Advisor regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as the Advisor’s investment performance rating. For any investment rated in grades 3, 4 or 5, the Advisor will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor reviews these investment ratings on a quarterly basis, and our board of directors (“Board”) reviews and affirms such ratings.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	158,115	93.3
3	11,318	6.7
4	—	—
5	—	—

Total	$169,433	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$4,414	3.3%
2	125,301	94.4
3	3,037	2.3
4	—	—
5	—	—

Total	$132,752	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013
Total investment income	$4,347	$11,818
Total expenses, net	1,934	6,352

Net investment income	2,413	5,466
Net realized gain (loss) on investments	223	369
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(670)	1,419

Net increase in net assets resulting from operations	$1,966	$7,254

Investment Income

For the three and nine months ended September 30, 2013, total investment income was $4.3 million and $11.8 million, of which $4.3 million and $11.7 million was attributable to portfolio interest and $31,195 and $127,304 to other income (including income from amortization of discounts and origination fees and dividend income), respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013
Interest and other debt financing expenses	$594	$1,968
Base management fees	702	1,907
Incentive fees	37	842
General & administrative expenses	601	1,635

Total operating expenses	$1,934	$6,352

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2013
Interest expense – revolving credit facility	$364	$1,314
Amortization of deferred financing costs	116	345
Interest expense – secured borrowings	99	283
Other	15	26

Total interest and other debt financing expenses	$594	$1,968

Net Realized Gain (Loss) on Investments

For the three and nine months ended September 30, 2013, we had $23.3 million and $38.1 million of sales and principal repayments, resulting in $0.2 million and $0.4 million of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three and nine months ended September 30, 2013, our investments and secured borrowings had $(0.7) million and $1.4 million of net unrealized appreciation (depreciation), respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $2.0 million and $7.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2013, our per share net increase in net assets resulting from operations was $0.22 and $1.26, respectively. During the three months ended September 30, 2013, we completed a public offering as described in further detail within “Capital Resources” below. The new capital raised during the quarter was initially used to repay borrowings under our revolving credit facility, and has since been redeployed into new portfolio investments. The timing lag between raising additional capital and closing new investments and declines in fair market valuation of certain investments in our investment portfolio resulted in a reduction in net increase in net assets resulting from operations per share during the three months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had $31.8 million in cash and cash equivalents and $53.5 million of total debt outstanding on our revolving credit line. We had an unusually large cash balance as of September 30, 2013, due to the expected timing of closing new investments in our pipeline. At September 30, 2013, there were several investments that were expected to close imminently, requiring us to maintain a significant cash balance. As of September 30, 2013, we had $41.5 million currently available for additional borrowings on our revolving credit facility. See “Borrowings - Revolving Credit Facility” below for additional information.

Cash Flows

For the nine months ended September 30, 2013, we experienced a net increase in cash and cash equivalents of $27.7 million. During the same period we used $28.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $56.2 million from financing activities, principally from our secondary offering during the three months ended September 30, 2013 and increases in secured borrowings, partially offset by distributions to stockholders and net repayments on our revolving credit facility.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. Additionally, we may opportunistically repurchase our own shares below our net asset value (“NAV”) in accordance with our recently announced share repurchase plan discussed in further detail below within “Recent Developments.”

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

Pursuant to the July 9, 2013 stockholder vote to allow us to sell or otherwise issue common stock at a price below net asset value per share, on July 17, 2013, we completed a public offering of 4,000,000 shares of our common stock at a public offering price of $14.05 per share. On August 20, 2013, we also sold an additional 225,000 shares of our common stock at a public offering price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option. These issuances provided us with proceeds, net of offering and underwriting costs of $56.1 million. As of September 30, 2013 and December 31, 2012, we had 10,003,072 and 5,750,103 shares outstanding, respectively.

Borrowings

Revolving Credit Facility: As of September 30, 2013, and December 31, 2012 we had $53.5 million and $55.0 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent to finance the purchase of our assets. On September 27, 2013, the maximum amount we are able to borrow under the revolving credit facility was increased from $65.0 million to $95.0 million, pursuant to an accordion feature. The maximum borrowing under the revolving credit facility can be increased up to $100.0 million pursuant to this accordion feature, subject to maintaining 200% asset coverage, as defined in the 1940 Act. The maturity date of the revolving credit facility will be the earliest to occur of (a) October 21, 2016, subject to extension as mutually agreed by us and ING Capital, LLC, as agent (b) the termination of the revolving credit facility in accordance with its terms or (c) any other date mutually agreed to by us and ING Capital LLC, as agent.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments during the first three years (through October 2015) and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR plus 3.75% or at a daily rate equal to 2.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2013 was 4.2% and 4.1%, respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the three and nine months ended September 30, 2013 was 0.9% and 0.7%, respectively.

Our ability to borrow under the revolving credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the revolving credit facility. Our revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from our initial offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving credit facility; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.25 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the revolving credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and our Advisor, failure to comply with our financial and negative covenants, and failure to maintain our relationship with our Advisor. If we incur an event of default under our revolving credit facility and fail to remedy such default under any applicable grace period, if any, then our entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations.

        As of September 30, 2013, secured borrowings at fair value totaled $8.6 million and the fair value of the loans that are associated with these secured borrowings was $23.5 million. These secured borrowings were the result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred prior to January 1, 2013 or during the three months ended September 30, 2013. During the three and nine months ended September 30, 2013, repayments on secured borrowings totaled $0.7 million and $1.3 million, respectively. The weighted average interest rate on our secured borrowings was approximately 4.3% as of September 30, 2013.

SBIC Subsidiary

On September 16, 2013, we commenced operations of a new wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MCC SBIC”), also managed by the Advisor. We, on behalf of MCC SBIC, have submitted an application to the U.S. Small Business Administration (“SBA”) to obtain a license for MCC SBIC to become a Small Business Investment Company (“SBIC”) subsidiary. On July 2, 2013, we announced the receipt of a green light letter from the SBA inviting MCC SBIC to continue the application process to obtain a license to operate as an SBIC subsidiary. If approved, the license would provide us with an incremental source of attractive long-term capital through the use of SBA debentures. This would be the second SBIC license held by affiliates of Monroe Capital LLC. However, receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license and we have received no assurance or indication from the SBA that MCC SBIC will receive an SBIC license, or of the timeframe in which MCC SBIC would receive a license, should one ultimately be granted.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Dividend payments to stockholders for the three and nine months ended September 30, 2013 totaled $3.4 million ($0.34 per share) and $7.7 million ($1.02 per share), respectively.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory and Management Agreement with the Advisor, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay our Advisor a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. See Note 5 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies—Capital Gains Incentive Fee” for additional information.

•	We entered into the Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of the Advisor and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We entered into a license agreement with Monroe Capital, LLC, under which Monroe Capital, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

We had $1.3 million in outstanding commitments to fund investments under an undrawn revolver as of September 30, 2013. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Competition from other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there is increased competitive pressure in the business development company and investment company marketplace for senior and subordinated debt which could result in lower yields for increasingly riskier assets.

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

Recent Developments

On November 11, 2013, our Board approved a share repurchase plan (“Plan”) under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Plan may be implemented over the next twelve months at the discretion of management.

The shares will be purchased from time to time at prevailing market prices, through open market or block transactions. Our Board has authorized the repurchase plan because it believes that our common stock may be undervalued from time to time. We have no obligation to repurchase shares, and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium is capitalized, and we then amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our Board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there are not readily available market quotations for many of the investments in our portfolio, the fair value of many of our portfolio investments is determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal due at maturity.

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

While the Investment Advisory and Management Agreement with the Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and nine months ended September 30, 2013, we accrued capital gains incentive fees of $37,000 and $0.4 million, respectively, based on the performance of our portfolio, none of which were payable to the Advisor.

New Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. We are currently assessing the impacts ASU 2013-08 will have on our consolidated financial statements.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2013 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$—	$(133.8)	$133.8
Up 100 basis points	126.4	588.0	(461.5)
Up 200 basis points	1,604.4	1,204.5	399.9
Up 300 basis points	3,302.5	1,826.4	1,476.1

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We, the Advisor and MC Management are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

The issuance or sale by us of shares of our common stock at a price per share, after offering expenses and commission,that is a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

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

Date: November 12, 2013	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: November 12, 2013	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation