Form 10-K
period 2013-12-31
MONROE CAPITAL Corp
filed 2014-03-07
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $84.9 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 5, 2014, the registrant had 9,700,704 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation, and its consolidated subsidiary;
•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;
•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and
•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets,” “expects” and similar expressions to identify forward-looking statements. The forward looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation, formed February 9, 2011, for the purpose of purchasing an initial portfolio of loans from two funds managed by Monroe Capital, raising capital in our initial public offering, which was completed in October 2012 (the “Initial Public Offering”) and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), as amended. We are a closed-end, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012.

Prior to the closing of the Initial Public Offering, we purchased our initial portfolio of loans for $67.5 million from two funds managed by Monroe Capital, which was comprised of 16 loans that were either senior secured debt, junior secured debt or unitranche secured debt (a combination of senior secured debt and junior secured debt under the same facility) obligations of companies that we believe provided us with a sound foundation for our business. Our board of directors (the “Board”) determined the purchase price for our initial portfolio based on the aggregate fair value of the assets in the initial portfolio and the disinterested members of our Board approved the transaction as being fair to us.

The Initial Public Offering consisted of the sale of 5,750,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us net of offering costs of approximately $84.6 million. On July 22, 2013, we completed a public offering of an additional 4,000,000 shares of our common stock at a price of $14.05 per share. On August 20, 2013, we also sold an additional 225,000 shares of our common stock at a price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option. These subsequent issuances provided us with proceeds, net of offering and underwriting costs of $56.0 million.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $207.9 million at December 31, 2013. Our portfolio at December 31, 2013 consists of 42 different portfolio companies and holdings include unitranche loans, senior secured investments, junior secured investment and equity securities. As of December 31, 2013, we have borrowed $76.0 million under our revolving credit facility to finance the purchase of our assets.

Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $15.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2013, our portfolio included approximately 42.8% senior secured debt, 46.3% unitranche secured debt, 10.7% junior secured debt and 0.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. and Canadian companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt securities that are non-investment grade.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to MCC SBIC’s assets over our stockholders in the event we liquidate MCC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by MCC SBIC upon an event of default.

SBA regulations currently limit the amount that MCC SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. However, because we have an affiliated SBIC already in operation, MCC SBIC will be limited to a maximum of $75.0 million in borrowings. The SBA limits a related group of SBICs to a maximum of $225.0 million in total borrowings, and our affiliate has already obtained the maximum $150.0 million in SBA debentures. Monroe Capital has received an additional SBIC license that will not be a subsidiary of ours, which could further reduce the maximum borrowing capacity of MCC SBIC in SBA debentures. On November 21, 2013, we filed an application for exemptive relief from the SEC to permit us to exclude the debt of MCC SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief, if granted, would provide us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through MCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief.

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

Under our Investment Advisory and Management Agreement with MC Advisors, we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate.

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 20 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2013, Monroe Capital’s investment professionals invested in over 550 loan and related investments with an aggregate principal value of over $2.3 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as interested directors. Mr. Koenig has more than 25 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 30 companies in the lower middle-market. Mr. Peck has more than 19 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc.

Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 20 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 15 years of credit and lending experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2014, Monroe Capital had approximately $1.5 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 200 current investments. From Monroe Capital’s formation in 2004 through December 31, 2013, Monroe Capital’s investment professionals invested in over 550 loans and related investments with an aggregate principal value of over $2.3 billion. The senior investment team of Monroe Capital averages more than 20 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield.   We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target senior and unitranche secured debt will have an average maturity of three to five years and interest rates of 9% to 15%, and we expect our target junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 12% to 17%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR floor), will typically include upfront closing fees of 1% to 4% and may include payment-in-kind, (“PIK”), interest. We may also receive warrants or other forms of upside equity participation. Our transactions will generally be secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot assure you that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates.

Sound Portfolio Construction.  We strive to exercise discipline in portfolio creation and management and to implement effective governance throughout our business. Monroe Capital has been, and we believe that MC Advisors, which is comprised by substantially the same investment professionals who have operated Monroe Capital, is, and will be, conservative in the underwriting and structuring of covenant packages in order to enable early intervention in the event of weak financial performance by a portfolio company. We seek to pursue lending opportunities selectively and to maintain a diversified portfolio. We believe that exercising disciplined portfolio management through continued intensive account monitoring and timely and relevant management reporting allows us to mitigate risks in our debt investments. In addition, we have implemented rigorous governance processes through segregation of duties, documented policies and procedures and independent oversight and review of transactions, which we believe helps us to maintain a low level of non-performing loans. We believe that Monroe Capital’s proven process of thorough origination, conservative underwriting, due diligence and structuring, combined with careful account monitoring and diversification, enables it to protect investor capital, and we believe MC Advisors follows and will follow the same philosophy and processes in originating, structuring and managing our portfolio investments.

Predictability of Returns.  Beyond conservative structuring and protection of capital, we seek a predictable exit from our investments. We seek to invest in situations where there are a number of potential exit options, including rapid amortization and excess cash-flow recapture resulting in full repayment or a modest refinance. We seek to structure the majority of our transactions as secured loans with a covenant package that provides for full or partial repayment upon the completion of asset sales and restructurings. Because we seek to structure these transactions to provide for contractually determined, periodic payments of principal and interest, we are less likely to depend on merger and acquisition activity or public equity markets to exit our debt investments. As a result, we believe that we can achieve our target returns even in a period when public markets are depressed.

BUSINESS STRATEGY

We seek to represent an attractive investment opportunity by utilizing the following business strategy:

Deep, Experienced Management Team.  We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 40 professionals, including six senior partners that average more than 20 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2013, Monroe Capital’s investment professionals invested in more than 550 loan and related investments with an aggregate principal value of over $2.3 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow.  Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 1,600 investment opportunities during 2013. Monroe Capital’s over 550 previously executed transactions, over 200 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. As of December 31, 2013, Monroe Capital had a pipeline of over 200 transactions for an aggregate potential deal volume of greater than $4.0 billion for all funds under management. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

Disciplined, “Credit-First” Underwriting Process.  Monroe Capital has developed a systematic underwriting process that applies a consistent approach to credit review and approval, with a focus on evaluating credit first and then appropriately assessing the risk-reward profile of each loan. MC Advisors’ assessment of will outweigh pricing and other considerations, as we seek to minimize potential credit losses through effective due diligence, structuring and covenant design. MC Advisors seeks to customize each transaction structure and financial covenant to reflect risks identified through the underwriting and due diligence process. We also seek to actively manage our origination and credit underwriting activities through personal visits and calls on all parties involved with an investment, including the management team, private equity sponsors, if any, or other lenders.

Established Credit Risk Management Framework.  We seek to manage our credit risk through a well-defined portfolio strategy and credit policy. In terms of credit monitoring, MC Advisors assigns each loan to a particular portfolio management professional and maintains an internal credit rating analysis for all loans. MC Advisors then employs ongoing review and analysis, together with monthly investment committee meetings to review the status of certain complex and challenging loans and a comprehensive quarterly review of all loan transactions. MC Advisors’ investment professionals also have significant turnaround and work-out experience, which gives them perspective on the risks and possibilities throughout the entire credit cycle. We believe this careful approach to investment and monitoring enables us to identify problems early and gives us an opportunity to assist borrowers before they face difficult liquidity constraints. By anticipating possible negative contingencies and preparing for them, we believe that we diminish the probability of underperforming assets and loan losses.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;
•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and
•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the Board under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, and junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $15.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2013, as well as the top ten industries in which we were invested as of December 31, 2013, in each case calculated as a percentage of our total investments at fair value as of such date (dollars in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Escort Holdings Corp.	$15,053	7.2%
PD Products, LLC	14,481	7.0
Alora Pharmaceuticals, LLC	11,874	5.7
Conisus, LLC	10,724	5.1
Alliance Time Holdings, LLC	9,750	4.7
Collaborative Neuroscience Network, LLC	9,510	4.6
Accutest Holdings, Inc.	7,891	3.8
Output Services Group, Inc.	7,603	3.6
Fabco Automotive Corp, LLC	7,207	3.5
Playtime, LLC	7,198	3.5
	$101,291	48.7%

Industry	Fair Value of Investments	Percentage of Total Investments
Healthcare & Pharmaceuticals	$30,639	14.7%
Services: Business	28,692	13.8
Consumer Goods: Durable	23,805	11.4
Consumer Goods: Non Durable	23,404	11.3
Retail	21,161	10.2
Media: Advertising, Printing & Publishing	17,822	8.6
Automotive	15,100	7.2
High Tech Industries	9,530	4.6
Banking, Finance Insurance & Real Estate	7,566	3.6
Hotels, Gaming & Leisure	7,198	3.4
	$184,917	88.8%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination.  MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are located in three regions across the United States, and each originator is responsible for covering a specified target market based on geography. We believe MC Advisors’ origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

Due Diligence.  For each of our investments, MC Advisors prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management, including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. MC Advisors’ presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. MC Advisors seeks to also review the dynamics of the borrowers’ industry and assess the maturity, market size, competition, technology and regulatory issues confronted by the industry. Finally MC Advisors’ new business presentation includes all relevant third-party reports and assessments, including, as applicable, analyses of the quality of earnings of the prospective borrower, a review of the business by industry experts and third-party valuations. In general, these analyses and reviews are more likely to be completed in agented or club deals in which MC Advisors will have greater access to the borrower and its management team. MC Advisors also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.

Underwriting.  MC Advisors uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from the past two credit cycles. We believe that the extensive credit and work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this analysis through a new business presentation thoroughly reviewed by at least one member of its investment committee prior to proposing a formal term sheet. We believe this early involvement of the investment committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that only 10% of our sourced deals will reach the formal term sheet stage.

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

The following chart illustrates the stages of MC Advisors’ evaluation process:

Execution.  We believe Monroe Capital has developed a strong reputation for closing deals as proposed, and we intend to continue this tradition. Through MC Advisors’ consistent approach to credit evaluation and underwriting, we seek to close deals as fast or faster than competitive financing providers while maintaining the discipline with respect to credit, pricing and structure necessary to ensure the ultimate success of the financing. Upon completion of final documentation, a loan will typically be funded upon the initialing of the new business presentation by our appropriate senior officers and confirmation of the flow of funds and wire transfer mechanics.

Monitoring.  We benefit from the portfolio management system already in place at Monroe Capital. This monitoring includes meetings on at least a monthly basis between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors’ segregates our capital markets investments by industry. MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. MC Advisors also monitors our investment exposure daily using a proprietary trend analysis tool. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the following categories, which we refer to as MC Advisors’ investment performance rating:

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.
Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.
Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.
Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due). For grade 4 investments, we intend to increase monitoring of the issuer.
Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full, and we will reduce the fair market value of the loan to the amount we expect to recover.

Our investment performance ratings do not constitute any ratings of investments by a nationally recognized statistical rating organization or reflect any third-party assessment of any of our investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	189,899	91.3
3	18,021	8.7
4	—	—
5	—	—
Total	$207,920	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$4,414	3.3%
2	125,301	94.4
3	3,037	2.3
4	—	—
5	—	—
Total	$132,752	100.0%

MANAGEMENT AND OTHER AGREEMENTS

MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory and Management Agreement, MC Advisors:

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

MC Advisors’ services under the Investment Advisory and Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management and Incentive Fee

Under the Investment Advisory and Management Agreement with MC Advisors and subject to the overall supervision of our Board, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (including assets purchased with borrowed amounts and not including cash and cash equivalents). The base management fee is payable quarterly in arrears.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment advisory and management agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to MC Advisors, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the amortized cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the amortized cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the amortized cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

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

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.8625%

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

Year 4:  Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:  None

Year 2:  Capital gains incentive fee of $6 million — ($30 million realized capital gains on sale of Investment A multiplied by 20%)

Year 3:  None — $5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

Year 4:  Capital gains incentive fee of $200,000 — $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1:  $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2:  Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3:  FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4:  FMV of Investment B determined to be $35 million

Year 5:  Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

Year 1:  None

Year 2:  $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

Year 3:  $1.4 million capital gains incentive fee(1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2

Year 4:  None

Year 5:  None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

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

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. Subject to the cap on general and administrative expenses set forth below, we bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	although none of MC Advisors’ duties will be subcontracted to sub-advisors, we will pay the fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis;
•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;
•	investment advisory fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, if any, and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or MC Management in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory and Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory and Management Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory and Management Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our future success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Indemnification

The Investment Advisory and Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Advisors and its and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory and Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory and Management Agreement.

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. The Administration Agreement has an initial term of two years and may be renewed with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Amounts payable for administrative expenses covered under the Administration Agreement to MC Management in any quarter through the quarter ending December 31, 2013 would not exceed the greater of (i) 0.375% of our average assets for such quarter and (ii) $375,000. For the year ended December 31, 2013 we have accrued $0.5 million of expenses to be reimbursed to MC Management under the Administration Agreement.

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

License Agreement

We have entered into a license agreement with Monroe Capital under which Monroe Capital has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under this agreement, we have a right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name. This license agreement will remain in effect for so long as the Investment Advisory and Management Agreement with MC Advisors is in effect.

Staffing Agreement

We do not have any internal employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors is an affiliate of Monroe Capital and depends upon access to the investment professionals and other resources of Monroe Capital and Monroe Capital’s affiliates to fulfill its obligations to us under the Investment Advisory and Management Agreement. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the professionals of Monroe Capital and its affiliates. Under the Staffing Agreement, MC Management provides MC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of MC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to MC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on October 22, 2012, our Board unanimously voted to approve the Investment Advisory and Management Agreement and the specific individuals provided through the staffing agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by MC Advisors;
•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;
•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•	information about the services to be performed and the personnel performing such services under the investment advisory agreement and staffing agreement, including the specific approval of the members of the investment committee to be provided pursuant to the staffing agreement;
•	the organizational capability and financial condition of Monroe Capital and its affiliates; and
•	various other matters.

Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided pursuant to the staffing agreement.

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. We calculate the value of our total assets in accordance with the following procedures.

Investments for which market quotations are readily available and within a recent date will be valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value within a recent date for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. We employ independent third-party valuation firms for all material unquoted assets.

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available or for which no indicative prices from pricing services or brokers or dealers have been received, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the investment committee;
•	our Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. Management will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;
•	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. Management generally uses the yield approach to determine fair value of debt investments, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, management may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

In conjunction with our election to be treated as a business development company, we report our investments at fair value with changes in value from the prior period reported through our income statement under the caption “unrealized appreciation (depreciation) on investments.” We are required to assume that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

We use the expertise of our investment professionals to assess investment risks and determine appropriate pricing and terms for investments in our loan portfolio. In addition, we expect that the relationships of our senior professionals will enable us to learn about, and compete effectively for, investment opportunities with attractive middle-market companies, independently or in conjunction with our private equity clients. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

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

ELECTION TO BE TAXED AS A RIC

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Generally we would expect these distributions to be taxable to our stockholders as ordinary income and not to be eligible for the reduced maximum tax rates associated with qualified dividends.

TAXATION AS A RIC

If we continue to:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains in excess of net short-term capital losses we distribute to our stockholders.

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

If we purchase shares in a “passive foreign investment company,” (a “PFIC”), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% federal excise tax.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities is generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

If we use leverage, we may be subject to certain financial covenants that could limit our ability to make distributions to our stockholders. In addition, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are unable to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC.

Although we do not expect to do so, we will be authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for federal income tax and the 4% federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Qualify as a RIC” below for more information.

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. We generally are permitted to carry forward for an indefinite period any capital losses not used to offset capital gains. However, future transactions that we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for federal income tax purposes to prevent our disqualification as a RIC.

FAILURE TO QUALIFY AS A RIC

If we fail the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which, among other things may require us to pay certain corporate-level federal taxes or to dispose of certain assets). If we are unable to qualify for treatment as a RIC and are unable to cure the failure, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. In the event of such a failure to qualify, distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income (currently generally eligible for the 20% maximum rate in the case of U.S. individual stockholders) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for two or more taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

REGULATION

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the total outstanding voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed to the extent permitted by law without stockholder approval.

MCC SBIC’s SBIC license allows it to obtain leverage by issuing SBA-guaranteed debentures, subject to customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an SBIC subsidiary may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital. Affiliated SBICs are permitted to issue up to a combined maximum amount of $225.0 million when they have at least $112.5 million in regulatory capital. As of December 31, 2013, our affiliated SBIC had in excess of $75.0 million in regulatory capital and $150.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2013, our SBIC subsidiary had $5.0 million in regulatory capital and $0 in SBA-guaranteed debentures outstanding.

We have applied for exemptive relief from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of our current and any future SBIC subsidiaries guaranteed by the SBA from the definition of senior securities in the 200% asset coverage test under the 1940 Act. This would allow us increased flexibility under the 200% asset coverage test by permitting us currently to borrow up to $75.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our current and any future SBIC subsidiaries may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiary will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary’s continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

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

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area. To the extent we invest in the securities of companies domiciled in or with their principal places of business outside of the United States, these investments will not be qualifying assets. In accordance with Section 55(a) of the 1940 Act, we cannot invest more than 30% of our assets in non-qualifying assets.

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

CODES OF ETHICS

We and MC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may access our code of ethics on our website www.monroebdc.com. The date and substance of amendments to the code, if any, are noted on the cover page of the code of ethics. You may also read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

We and MC Advisors have each adopted and implemented written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, obtain approval of the Board of these policies and procedures, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other funds advised by MC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

We, MC Advisors, MC Management, MCC SBIC and other affiliates of Monroe Capital have submitted an exemptive relief application to the SEC to permit us to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other funds managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We cannot assure you that this application for exemptive relief will be granted by the SEC, or that, if granted, it would be on the same terms requested by us.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in a closed-end fund, a small business investment company and a private fund that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MCC SBIC, as the manager of MCC SBIC’s general partner, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and will put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. When we invest alongside such other accounts as permitted, and in the absence of receiving exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods.

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

Risks Relating to Our Business and Structure

We have a limited operating history as a business development company and a RIC, and MC Advisors has limited experience managing a business development company or a RIC; we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

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

Prior to our initial public offering in October 2012, we had not operated as a business development company or qualified to be treated as a RIC, and MC Advisors had not previously managed us or any business development company or RIC. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed entities of these types, including the risk that we will not achieve our investment objective, or that we will not maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

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

We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory and Management Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Peck, Egan and VanDerMeid. Messrs. Koenig, Peck, Egan and VanDerMeid may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

We expect that MC Advisors evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Investment Advisory and Management Agreement. We can offer no assurance, however, that MC Advisors’ senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

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

The investment committee that oversees our investment activities is provided by MC Advisors under the Investment Advisory and Management Agreement. MC Advisors’ investment committee consists of Messrs. Koenig, Peck, Egan and VanDerMeid. The loss of any member of MC Advisors’ investment committee or of other Monroe Capital senior investment professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operations.

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

Our financial condition and results of operation depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on MC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives depends upon MC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the Investment Advisory and Management Agreement. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Egan and VanDerMeid have and will continue to have, and Mr. Peck may have, management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.

Affiliates of MC Advisors manage other assets in a closed-end fund, a small business investment company and a private fund that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. None of these funds is registered with the SEC. In addition, although we are currently the only entity managed by MC Advisors, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among eligible accounts made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including our independent directors. It is the policy of Monroe Capital and its affiliates to base the determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

In the course of our investing activities, we pay management and incentive fees to MC Advisors. Management fees are based on our total assets (which include assets purchased with borrowed amounts but exclude cash and cash equivalents). As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets purchased with borrowed amounts but excluding cash and cash equivalents, MC Advisors benefits when we incur debt or otherwise use leverage. This fee structure may encourage MC Advisors to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our Board is charged with protecting our interests by monitoring how MC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

The Investment Advisory and Management Agreement with MC Advisors and the Administration Agreement with MC Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

We negotiated the Investment Advisory and Management Agreement and the Administration Agreement with related parties. Consequently, their terms, including fees payable to MC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with MC Advisors and MC Management. Any such decision, however, would breach our fiduciary obligations to our stockholders.

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

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including our independent directors. The allocation policy further provides that allocations among us and these other accounts are generally made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MC Advisors clients, MC Advisors must decide which client will proceed with the investment. MC Advisors makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the majority of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We and MC Advisors have submitted an application for exemptive relief from the SEC to permit us to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other funds managed by MC Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and other funds managed by MC Advisors and its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief seeks an exemptive order permitting us to invest with funds managed by MC Advisors or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. There can be no assurance that we will obtain exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment.

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

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ending December 31, 2012 and for succeeding tax years; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify and maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax on our entire taxable income without regard to any distributions made by us. To qualify and maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

An extended continuation of the disruption in the capital markets and the credit markets could negatively affect our business.

As a business development company, it will be necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to corporate-level income tax.

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

As a business development company, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through July 9, 2014. We may seek further stockholder approval to sell shares below net asset value in the future.

We maintain a credit facility and intend to use this credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

We maintain a credit facility and may borrow money, including through the issuance of debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

•	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
•	our credit facility with ING Capital LLC, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants, including that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies;
•	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;
•	we bear the cost of issuing and paying interest or distributions on such securities, which costs are entirely borne by our common stockholders; and
•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(2)	-20.07%	-11.50%	-2.9 3%	5.64%	14.21%

(1)	The assumed return on our portfolio is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $240.0 million in total assets, $100.0 million in debt outstanding, $140.0 million in net assets and an average cost of funds of 4.1%, which was the weighted average interest rate of our revolving credit facility as of December 31, 2013.

Pending legislation may allow us to incur additional leverage.

Under the 1940 Act, as a business development company we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. On April 26, 2013, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to business development companies. On November 14, 2013 the U.S. House of Representatives’ Financial Services Committee favorably reported a version of the legislation for consideration by the full U.S. House of Representatives. This legislation, among other things, provides for increasing the amount business development companies may borrow by reducing the asset-to-debt limitation from 200% to 150%. As a result, if this or similar legislation were to pass, we may be able to incur additional indebtedness in the future and therefore risks related to incurring indebtedness may increase.

We are subject to risks associated with our credit facility.

Our credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the credit facility. Distributions in cash or property other than our common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain our status as a RIC. We are required under the credit facility to maintain our status as a RIC.

The credit facility requires us to comply with certain financial and operational covenants, including asset and interest coverage ratios, a minimum net worth and minimum number of portfolio investments. For example, the credit facility requires that we maintain an asset coverage ratio of at least 2.15 to 1 at all times and a consolidated interest coverage ratio of at least 2.50 to 1 as of the last day of any fiscal quarter. We may divert cash to pay the lenders in amounts sufficient to cause these tests to be satisfied. Our compliance with these covenants depends on many factors, some of which, such as market conditions, are beyond our control.

Our ability to sell our investments is also limited under the credit facility. The sale of any portfolio investment may not cause our covered debt amount to exceed our borrowing base. As a result, there may be times or circumstances during which we are unable to sell investments, pay distributions or take other actions that might be in our best interests.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to MC Advisors.

We will be exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income while an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and increase our interest expense, thereby decreasing our net income. An increase in interest rates available to investors could also make investment in our common stock less attractive unless we are able to increase our dividend rate. In addition, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations.

MCC SBIC will be subject to SBA regulations.

Under current SBA regulations, a licensed SBIC can invest in entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after U.S. federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must invest 25.0% of its capital in those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause MCC SBIC to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause MCC SBIC to make investments it otherwise would not make in order to remain in compliance with these regulations.

Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA debenture program. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Current SBA regulations provide the SBA with certain rights and remedies if an SBIC violates their terms. Remedies for regulatory violations are graduated in severity depending on the seriousness of capital impairment or other regulatory violations. For minor regulatory infractions, the SBA issues a warning. For more serious infractions, the use of SBA debentures may be limited or prohibited, outstanding debentures can be declared to be immediately due and payable, restrictions on distributions and making new investments may be imposed and management fees may be required to be reduced. In severe cases, the SBA may require the removal of a general partner of an SBIC or its officers, directors, managers or partners, or the SBA may obtain appointment of a receiver for the SBIC.

SBA regulations limit the amount that may be borrowed from the SBA by an SBIC.

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. As we have an affiliated SBIC already in operations with $150.0 million in SBA debentures as of December 31, 2013, the maximum available for our affiliate group is $75.0 million. In addition to the MCC SBIC license, another non-subsidiary affiliate has also received a license which could further reduce the maximum borrowing capacity of MCC SBIC in SBA debentures. If MCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, there can be no assurance that it will continue to receive SBA debenture funding. Receipt of SBA debenture funding is dependent upon an SBIC’s continued compliance with SBA regulations and policies and the availability of funding. The amount of SBA debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by MCC SBIC.

The debentures issued by MCC SBIC to the SBA would have a maturity of ten years and bear interest semi-annually at fixed rates. MCC SBIC would need to generate sufficient cash flow to make required debt payments to the SBA. If MCC SBIC is unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event it liquidates or the SBA exercises its remedies under such debentures as the result of a default by MCC SBIC.

MCC SBIC, as an SBIC, will be limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our status as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of MCC SBIC (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). MCC SBIC’s ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our status as a RIC, we may be required to make distributions attributable to MCC SBIC’s income without receiving any corresponding cash distributions from it with respect to such income. We can make no assurances that MCC SBIC will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company, which would have a material adverse effect on our business, financial condition and results of operations.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by our Board. We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we will value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We will employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of income as net change in unrealized appreciation or depreciation.

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

We have filed applications with the SEC requesting exemptive relief from certain provisions of the 1940 Act.

The 1940 Act prohibits certain transactions between us, Monroe Capital LLC, and our and its affiliates without first obtaining an exemptive order from the SEC. We have filed an application with the SEC requesting an SEC order exempting us, MC Advisors, MC Management and certain other affiliates of Monroe Capital from certain provisions of the 1940 Act restricting our ability to co-invest with our affiliates. In addition, we have applied for an SEC order permitting us to exclude the debt of MCC SBIC guaranteed by the SBA from the definition of senior securities for the purposes of the 200% asset coverage ratio we are required to maintain under the 1940 Act. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted for this request. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that any application for exemptive relief will be granted by the SEC.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

MC Advisors has the right to resign under the Investment Advisory and Management Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012, until the earliest of:

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

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we will take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that we successfully identified and resolved all issues required to be disclosed prior to becoming a public company or that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results or operations may be adversely affected. As a result, we expect to incur associated expenses in the near term, which may negatively impact our financial performance and our ability to make distributions.

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

From mid-2007 through mid-2012, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline has materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. To the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. Although the spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has narrowed in recent quarters, the further deterioration of market conditions could materially and adversely affect our business.

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

Our portfolio companies will likely consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

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

Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;

•	will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
•	generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a business development company and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or MC Advisors have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent original issue discount and paid-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest components. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•	OID instruments generally represent a significantly higher credit risk than coupon loans.
•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•	The deferral of paid-in-kind, or PIK, interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•	OID and market discount instruments create the risk of non-refundable cash payments to MC Advisors based on non-cash accruals that we may not ultimately realize.

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

In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

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

•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;
•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.

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

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies other than Canadian companies. We expect that these investments would focus on the same investments that we intend to make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described herein. For example, due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. To the extent that we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distribution may decrease the investor’s basis in our common stock and increase an investor’s tax liability for capital gains upon the future sale of the stock.

We may choose to pay a portion of our dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash pursuant to such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate is 39.6%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt acquisitions of our stock by any person from the Maryland Control Share Acquisition Act, consistent with the provisions of Section 18(i) of the 1940 Act and related SEC staff guidance.

We have adopted certain measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board in three staggered terms and authorizing our Board to classify or reclassify shares of our capital stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC or business development company status;
•	the ability of MCC SBIC, or any other SBIC subsidiary we may form to obtain and maintain an SBIC license;
•	changes or perceived changes in earnings or variations in operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of MC Advisors’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located in at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York, Los Angeles, California, San Francisco, California, Atlanta, Georgia, Charlotte, North Carolina, and Dallas, Texas. Our administrator furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser are currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock began trading on The Nasdaq Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. The following table sets forth, for the current fiscal year, the range of high and low sales prices of our common stock as reported on The Nasdaq Global Market.

Year ended December 31, 2012	NAV(1)	High	Low
Fourth Quarter	$14.54	$15.30	$14.59

Year ended December 31, 2013	NAV(1)	High	Low
First Quarter	$14.78	$15.39	$14.55
Second Quarter	$14.78	$15.46	$14.60
Third Quarter	$14.01	$14.99	$12.95
Fourth Quarter	$13.92	$13.87	$11.75

		Price Range
Year ended December 31, 2014	NAV(1)	High	Low
First Quarter through March 5, 2014	*	$13.43	$12.19

*	Not determinable at the time of filing
(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

HOLDERS

The last reported price for our common stock on March 5, 2014 was $13.12 per share. As of March 5, 2014, there were three holders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

DIVIDENDS

The following table summarizes our dividends or distributions declared during the years ended December 31, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
November 7, 2012	December 14, 2012	December 28, 2012	$0.34
Total dividends declared during the year ended December 31, 2012			$0.34	(1)

Date Declared	Record Date	Payment Date	Amount Per Share
March 6, 2013	March 19, 2013	March 28, 2013	$0.34
May 31, 2013	June 14, 2013	June 28, 2013	0.34
August 30, 2013	September 13, 2013	September 27, 2013	0.34
December 2, 2013	December 13, 2013	December 27, 2013	0.34
Total dividends declared during the year ended December 31, 2013			$1.36	(1)

(1)	Includes a return of capital for tax purposes for the years ended December 31, 2013 and 2012 of approximately $0.21 and $0.20 per share, respectively.

On March 7, 2014, the Board declared a quarterly dividend of $0.34 per share payable on March 28, 2014 to stockholders of record on March 18, 2014.

Our credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the credit facility. Distributions in cash or property other than our common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain our status as a RIC. The credit facility also specifically allowed for the dividend payments made during the fourth quarter of 2013 and 2012.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The number and average price of shares of common stock purchased during the three months ended December 31, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
December 1, 2013 to December 31, 2013	84,803	$12.16	84,803	$6,468,776
Total	84,803	$12.16	84,803

(1)	On November 11, 2013, our Board approved a share repurchase plan under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The stock repurchase plan may be implemented over the next twelve months at the discretion of management. Stock repurchases under this plan began during December 2013.

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from October 25, 2012, the date our common stock began trading, through December 31, 2013. The graph assumes that on October 25, 2012, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the years ended December 31, 2013, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011 are derived from our financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. This financial data should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except share and per share data):

	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012(1)	As of and for the period from February 9, 2011 (date of inception) to December 31, 2011(1)
Statement of operations data:
Total investment income	$18,213	$1,706	$—
Based management fees	2,752	318	—
Incentive fees	1,544	6	—
All other expenses	5,267	592	—
Net investment income	8,650	790	—
Net realized gain (loss) on investments	247	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	869	160	—
Net increase (decrease) in net assets resulting from operations	$9,766	$950	$—
Per share data (basic and diluted):
Net asset value	$13.92	$14.54	n/a
Net investment income	$1.13	$0.15	$—
Net realized gain (loss) on investments	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	0.12	0.03	—
Net increase (decrease) in net assets resulting from operations	$1.28	$0.18	$—
Distributions declared(2)	$1.36	$0.34	$—
Balance sheet data at period end:
Investments, at fair value	$207,920	$132,752	$—
Cash and cash equivalents	14,603	4,060	10
Other assets	3,158	2,419	—
Total assets	225,681	139,231	10
Total debt	83,943	55,000	—
Other liabilities	3,646	597	—
Total liabilities	87,589	55,597	—
Total net assets	$138,092	$83,634	$10
Other data:
Weighted average annualized effective yield at period end(3)	10.7%	11.3%	n/a
Number of portfolio company investments at period end	42	28	n/a
Purchases of investments for the period	$138,781	$144,482	n/a
Principal payments and sales of investments for the period	$65,165	$11,898	n/a

(1)	For historical periods prior to October 24, 2012, the Company had no operations and therefore information provided does not include financial results prior to October 24, 2012.
(2)	Includes a return of capital for tax purposes of $0.21 and $0.20 for the years ended December 31, 2013 and 2012, respectively.
(3)	The weighted average annualized effective yield at period end is based upon the par value of our debt investments.

n/a — not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2013, our portfolio included approximately 42.8% senior secured debt, 46.3% unitranche secured debt, 10.7% junior secured debt and 0.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. and Canadian companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt securities that are non-investment grade.

On February 28, 2014, our wholly-owned subsidiary, MCC SBIC, a Delaware limited partnership, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958. MCC SBIC commenced operations on September 16, 2013. See “Liquidity and Capital Resources — SBIC Subsidiary” below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. Interest and dividend income is recorded on the accrual basis to the extent we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of fees to MC Advisors under the Investment Advisory and Management Agreement (management and incentive fees), and the payment of fees to MC Management for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 5 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our revolving credit facility and our secured borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions.

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

Portfolio and Investment Activity

During the year ended December 31, 2013, we invested $131.9 million in thirty new portfolio companies and $6.9 million in ten existing portfolio companies and had $65.2 million in aggregate amount of principal repayments, resulting in net investment acquisitions of $73.6 million for the period.

During the year ended December 31, 2012, we made $144.5 million on investments in new portfolio companies and had $11.9 million in aggregate amount of principal repayments resulting in net investment acquisitions of $132.6 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	December 31, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Unitranche loans	$96,217	46.3%	10.2%	11.8%
Senior secured loans	88,963	42.8	9.8	9.8
Junior secured loans	22,335	10.7	9.4	9.4
Equity securities	405	0.2	n/a	n/a
Total	$207,920	100.0%	9.9%	10.7%

	December 31, 2012
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Unitranche loans	$75,487	56.9%	10.7%	13.1%
Senior secured loans	45,332	34.1	8.0	8.3
Junior secured loans	11,662	8.8	10.2	10.6
Equity securities	271	0.2	n/a	n/a
Total	$132,752	100.0%	9.8%	11.3%

(1)	Based upon the par value of our debt investments.

n/a — not applicable

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$30,639	14.7%	$17,407	13.1%
Services: Business	28,692	13.8	4,040	3.0
Consumer Goods: Durable	23,805	11.4	6,864	5.2
Consumer Goods: Non-durable	23,404	11.3	7,554	5.9
Retail	21,161	10.2	6,633	5.0
Media: Advertising, Printing & Publishing	17,822	8.6	14,273	10.8
Automotive	15,100	7.2	14,783	11.0
High Tech Industries	9,530	4.6	9,158	6.9
Banking, Finance, Insurance & Real Estate	7,566	3.6	5,997	4.5
Hotels, Gaming & Leisure	7,198	3.4	8,434	6.4
Energy: Oil & Gas	4,875	2.3	3,500	2.6
Capital Equipment	4,271	2.1	7,978	6.0
Telecommunications	3,714	1.8	3,840	2.9
Services: Consumer	3,104	1.5	14,937	11.2
Beverage, Food & Tobacco	3,034	1.5	—	—
Containers, Packaging & Glass	1,980	1.0	2,940	2.2
Chemicals, Plastics and Rubber	1,013	0.5	4,414	3.3
Construction and Building	1,012	0.5	—	—
Total	$207,920	100.0%	$132,752	100.0%

Portfolio Asset Quality

MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. The MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts will monitor performance using standard industry software tools to provide consistent disclosure of performance. MC Advisors also monitors our investment exposure using a proprietary trend analysis tool. When necessary, MC Advisors will update our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our Board reviews and affirms such ratings.

Rating Definition

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.
Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.
Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.
Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due). For grade 4 investments, we intend to increase monitoring of the issuer.
Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we expect to recover.

Our investment performance ratings do not constitute any ratings of investments by a nationally recognized statistical rating organization or reflect any third-party assessment of any of our investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	189,899	91.3
3	18,021	8.7
4	—	—
5	—	—
Total	$207,920	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$4,414	3.3%
2	125,301	94.4
3	3,037	2.3
4	—	—
5	—	—
Total	$132,752	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	For the year ended December 31,
	2013	2012
Total investment income	$18,213	$1,706
Total expenses, net	9,563	916
Net investment income	8,650	790
Net realized gain (loss) on investments	247	—
Net change in unrealized appreciation (depreciation) on investments	869	160
Net increase (decrease) in net assets resulting from operations	$9,766	$950

As we had no substantive operating activities prior to the initial public offering on October 24, 2012, the results of the periods prior to the initial public offering are excluded from this discussion.

Investment Income

For the years ended December 31, 2013 and December 31, 2012, total investment income was $18.2 million and $1.7 million, of which $17.5 million and $1.6 million was attributable to portfolio interest and $0.7 million and $0.1 million to other income (including amortization of discounts and origination fees, paydown gains (losses) and dividend income), respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	For the year ended December 31,
	2013	2012
Interest and other debt financing expenses	$2,908	$305
Base management fee	2,752	318
Incentive fees	1,544	6
Professional fees	1,149	76
Administrative service fees	528	133
General and administrative expenses	682	78
Total expenses	$9,563	$916

The composition of our interest expense and other debt financing expenses was as follows (dollars in thousands):

	For the year ended December 31,
	2013	2012
Interest expense – credit facility	$1,978	$218
Amortization of deferred financing costs	479	87
Interest expense – secured borrowings	378	—
Other	73	—
Total interest and other debt financing expenses	$2,908	$305

Net Realized Gain (Loss) on Investments

Sales and principal repayments totaled $65.2 million and $11.9 million for the years ended December 31, 2013 and 2012, respectively, resulting in net realized gain (loss) on investments of $0.2 million and zero, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the years ended December 31, 2013 and 2012, our investments had $0.9 million and $0.2 million of unrealized appreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2013 and 2012, we recorded a net increase in net assets resulting from operations of $9.8 million and $1.0 million, respectively. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2013 and 2012 our per share net increase in net assets resulting from operations was $1.28 and $0.18, respectively. During July of 2013, we completed a public offering as described in further detail within “Liquidity and Capital Resources” below. The new capital raised during the third quarter was initially used to repay borrowings under our revolving credit facility, and has since been redeployed into new portfolio investments.

Liquidity and Capital Resources

As of December 31, 2013, we had $14.6 million in cash and cash equivalents and $76.0 million of total debt outstanding on our revolving credit facility and $34.0 million available for additional borrowings on our revolving credit facility. See “Borrowings — Credit Facility” below for additional information.

Cash Flows

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents of $10.5 million. During the same period we used $62.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $73.4 million from financing activities, principally from our secondary offering during July, net borrowings on our revolving credit facility and increases in secured borrowings, partially offset by distributions to stockholders and repurchases of our common stock.

For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents of $4.0 million. During the same period we used $131.8 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $135.8 million from financing activities, principally from proceeds from our initial public offering and net borrowings on our revolving credit facility.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. Additionally, we may opportunistically repurchase our own shares below our net asset value (“NAV”) in accordance with our share repurchase plan discussed in further detail below within “Share Repurchase Plan.”

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

Pursuant to the July 9, 2013 stockholder vote to allow us to sell or otherwise issue common stock at a price below net asset value per share, on July 22, 2013, we completed a public offering of 4,000,000 shares of our common stock at a public offering price of $14.05 per share. On August 20, 2013, we also sold an additional 225,000 shares of our common stock at a public offering price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option. These issuances provided us with proceeds, net of offering and underwriting costs of $56.0 million. As of December 31, 2013 and 2012, we had 9,918,269 and 5,750,103 shares outstanding, respectively.

Borrowings

Credit Facility:  We obtained the proceeds to complete the acquisition of our initial portfolio of loans through the use of the term loan portion of a credit facility with ING Capital LLC, as agent, which we entered into on October 23, 2012. On October 30, 2012, we repaid the secured term loan portion of the credit facility with proceeds from our initial public offering. The credit facility also contains a revolving credit facility which initially included revolving commitments of $65.0 million with an accordion feature up to $100.0 million. On September 27, 2013, the maximum amount we were able to borrow under the revolving credit facility was increased to $95.0 million, pursuant to this accordion feature.

On December 19, 2013 we entered into an amendment (the “Credit Facility Amendment”) to the documents governing our revolving credit facility. The Credit Facility Amendment, among other things, (a) increased the size of the current revolving commitments under the revolving credit facility to $110.0 million from $95.0 million, (b) expanded the accordion feature to $200.0 million from $100.0 million (subject to maintaining 200% asset coverage, as defined in the 1940 Act), (c) reduced pricing by 50 basis points, to LIBOR plus 3.25% per annum, with a further step-down to LIBOR plus 3.00% when equity capitalization exceeds $175.0 million, (d) extended the expiration of the revolving period from October 23, 2015 to December 19, 2016, during which period we, subject to certain conditions, may make borrowings under the facility and (e) extended the stated maturity date from October 21, 2016 to December 19, 2017.

As of December 31, 2013 and 2012, we had $76.0 million and $55.0 million outstanding, respectively, under the revolving credit facility. The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the year ended December 31, 2013 was 4.1%. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the year ended December 31, 2013 was 0.7%.

Our ability to borrow under the revolving credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the revolving credit facility. Our revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from our initial offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving credit facility; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the revolving credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with our financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under our revolving credit facility and fail to remedy such default under any applicable grace period, if any, then our entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the credit facility. Distributions in cash or property other than our common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain our status as a RIC. The credit facility also specifically allowed for the dividend payments made during the fourth quarter of 2013 and 2012.

Secured Borrowings:  Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on our consolidated statements of assets and liabilities and we record the portion sold as a secured borrowing in the liabilities section of our consolidated statements of assets and liabilities. For these partial loan sales, we record the interest earned on the entire loan balance within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in our consolidated statements of operations.

As of December 31, 2013, secured borrowings at fair value totaled $7.9 million and the fair value of the loans that are associated with these secured borrowings was $22.7 million. These secured borrowings were the result of our completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during 2012 or during the remainder of the year ended December 31, 2013. During the year ended December 31, 2013, repayments on secured borrowings totaled $2.0 million. The weighted average interest rate on our secured borrowings was approximately 4.3% as of December 31, 2013.

Share Repurchase Plan

On November 11, 2013, our Board approved a share repurchase plan (“Plan”) under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Plan may be implemented over the twelve months following the approval, at the discretion of management.

The shares may be purchased from time to time at prevailing market prices, through open market, including block transactions. Our Board has authorized the repurchase plan because it believes that our common stock may be undervalued from time to time. We have no obligation to repurchase shares, and we may discontinue purchases at any time that management determines additional purchases are not warranted.

During the year ended December 31, 2013, we repurchased 84,803 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $1.0 million.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Dividend payments to stockholders for years ended December 31, 2013 and 2012 totaled $10.7 million ($1.36 per share) and $2.0 million ($0.34 per share), respectively of which $1.6 million and $1.2 million represented return of capital, respectively.

SBIC Subsidiary

On February 28, 2014, our wholly-owned subsidiary, MCC SBIC, a Delaware limited partnership, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958. MCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to MCC SBIC’s assets over our stockholders in the event we liquidate MCC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by MCC SBIC upon an event of default.

SBA regulations currently limit the amount that MCC SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. However, because we have an affiliated SBIC already in operation, MCC SBIC will be limited to a maximum of $75.0 million in borrowings. The SBA limits a related group of SBICs to a maximum of $225.0 million in total borrowings, and our affiliate has already obtained the maximum $150.0 million in SBA debentures. Monroe Capital has received an additional SBIC license that will not be a subsidiary of ours, which could further reduce the maximum borrowing capacity of MCC SBIC in SBA debentures.

On November 21, 2013, we filed an application for exemptive relief from the SEC to permit us to exclude the debt of MCC SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief, if granted, would provide us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through MCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.
•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 5 to our consolidated financial statements for additional information.
•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer, serves as a director on our Board and is also a managing director of MC Management.
•	We have a license agreement with Monroe Capital, LLC, under which Monroe Capital, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2013 (dollars in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$76,000	$—	$—	$76,000	$—
Unfunded commitments(1)	1,648	1,648	—	—	—
Total contractual obligations(2)	$77,648	$1,648	$—	$76,000	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2013. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2013.
(2)	Total contractual obligations excludes $7.9 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December, 2013 and 2012, we had outstanding commitments to fund investments totaling $1.6 million and $3.2 million, respectively.

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

Recent Developments

On March 7, 2014, the Board declared a quarterly dividend of $0.34 per share payable on March 28, 2014 to holders of record on March 18, 2014.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium is capitalized, and we then amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient according to generally accepted accounting principles in the United States (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted or thinly-traded securities, our Board, together with our independent valuation firms, value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the investment committee;
•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;
•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on secured borrowings in the consolidated statements of operations.

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

While the Investment Advisory and Management Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2013, we accrued capital gains incentive fees of $0.2 million, based on the performance of our portfolio, of which only $0.1 million was related to realized capital gains and was therefore payable to MC Advisors.

New Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on the our financial position or disclosures.

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

Assuming that the consolidated statement of financial condition as of December 31, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$—	$(142.5)	$142.5
Up 100 basis points	236.7	810.8	(574.1)
Up 200 basis points	2,032.0	1,646.4	385.6
Up 300 basis points	4,096.5	2,486.4	1,610.1

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

Our financial statements are annexed to this Annual Report beginning on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by our Annual Report on Form 10-K, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statements

See the Index to Consolidated Financial Statements at page F-1 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-6
Consolidated Schedules of Investments as of December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Monroe Capital Corporation and Subsidiary

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2013 and 2012, by correspondence with the custodian, loan agent or borrower. Our audits also included performing such other procedures where replies from the custodian, loan agent or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monroe Capital Corporation and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois
March 7, 2014

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Investments, at fair value (cost of: $206,945 and $132,592, respectively)	$207,920	$132,752
Cash and cash equivalents	14,603	4,060
Interest receivable	638	503
Deferred financing costs, net	2,091	1,750
Other assets	429	166
Total assets	225,681	139,231
LIABILITIES
Revolving credit facility	76,000	55,000
Secured borrowings, at fair value (proceeds of: $7,997 and $0, respectively)	7,943	—
Interest payable on credit facility	239	51
Management fees payable	845	318
Incentive fees payable	1,067	6
Payable for open trades	840	—
Accounts payable and accrued expenses	655	222
Total liabilities	87,589	55,597
Net assets	$138,092	$83,634
ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 9,918 and 5,750 shares issued and outstanding, respectively	$10	$6
Capital in excess of par value	140,038	84,633
Accumulated distributions in excess of net investment income	(2,985)	(1,165)
Accumulated net realized gain (loss) on investments	—	—
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	1,029	160
Total net assets	$138,092	$83,634
Net asset value per share	$13.92	$14.54

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,		For the period from February 9, 2011 (date of inception) to December 31, 2011(1)
	2013	2012(1)
Investment income:
Interest income	$18,213	$1,706	$—
Total investment income	18,213	1,706	—
Operating expenses:
Interest and other debt financing expenses	2,908	305	—
Base management fees	2,752	318	—
Incentive fees	1,544	6	—
Professional fees	1,149	76	—
Administrative service fees	528	133	—
General and administrative expenses	682	78	—
Total expenses	9,563	916	—
Net investment income	8,650	790	—
Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments	247	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	869	160	—
Net gain (loss) on investments and secured borrowings	1,116	160	—
Net increase (decrease) in net assets resulting from operations	$9,766	$950	$—
Per common share data:
Net investment income per share – basic and diluted(2)	$1.13	$0.15	$—
Net increase in net assets resulting from operations per share – basic and diluted(2)	$1.28	$0.18	$—
Weighted average common shares outstanding – basic and diluted(2)	7,624	5,386	—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.
(2)	Calculated for the period from October 24, 2012 to December 31, 2012.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net investment income	Accumulated net realized gain (loss) on investments	Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	Total net assets
	Number of shares	Par value
Balances at February 9, 2011 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of shares of common stock	—	—	10	—	—	—	10
Balances at December 31, 2011	—	—	10	—	—	—	10
Net increase in net assets resulting from operations	—	—	—	790	—	160	950
Issuance of common stock, net of offering and underwriting costs(1)	5,750	6	84,623	—	—	—	84,629
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	—	—	—	(1,955)	—	—	(1,955)
Balances at December 31, 2012	5,750	6	84,633	(1,165)	—	160	83,634
Net increase in net assets resulting from operations	—	—	—	8,650	247	869	9,766
Issuance of common stock, net of offering and underwriting costs(2)	4,225	4	56,019	—	—	—	56,023
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	28	—	417	(10,470)	(247)	—	(10,300)
Repurchases of common stock	(85)	—	(1,031)	—	—	—	(1,031)
Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$—	$1,029	$138,092

(1)	On October 24, 2012, the Company completed its initial public offering, selling 5,000 shares of its common stock at a public offering price of $15.00 per share. On November 26, 2012, the Company sold an additional 750 shares at $15.00 per share pursuant to the underwriters' exercise of the over-allotment option.
(2)	On July 22, 2013, the Company completed a public offering of 4,000 shares of its common stock at a public offering price of $14.05 per share. On August 20, 2013 the Company sold an additional 225 shares of its common stock at a public offering price of $14.05 per share pursuant to the underwriters' partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		For the period from February 9, 2011 (date of inception) to December 31, 2011(1)
	2013	2012(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,766	$950	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments and secured borrowings	(869)	(160)	—
Net realized (gain) loss on investments	(247)	—	—
Paid-in-kind interest income	(229)	—	—
Net accretion of discounts and amortization of premiums	(261)	(8)	—
Amortization of deferred financing costs	479	86	—
Proceeds from principal payments and sales of investments	65,165	11,898	—
Purchases of investments	(138,781)	(144,482)	—
Changes in operating assets and liabilities:
Interest receivable	(135)	(503)	—
Other assets	(263)	(166)	—
Payable for open trades	281	—	—
Interest payable on credit facility	188	51	—
Management fees payable	527	318	—
Incentive fees payable	1,061	6	—
Accounts payable and accrued expenses	433	222	—
Net cash used in operating activities	(62,885)	(131,788)	—
Cash flows provided by financing activities
Borrowings on credit facility	109,500	58,000	—
Repayments on credit facility	(88,500)	(3,000)	—
Proceeds from secured borrowings	10,000	—	—
Repayments on secured borrowings	(2,003)	—	—
Payments of debt financing costs	(820)	(1,836)	—
Proceeds from shares sold, net of underwriting costs	56,690	84,629	10
Repurchases of common stock	(472)	—	—
Offering costs paid	(667)	—	—
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $417 and $0, respectively)	(10,300)	(1,955)	—
Net cash provided by financing activities	73,428	135,838	10
Net increase in cash and cash equivalents	10,543	4,050	10
Cash and cash equivalents, beginning of period	4,060	10	—
Cash and cash equivalents, end of period	$14,603	$4,060	$10
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,774	$167	$—

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/Shares	Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
Alliance Time Holdings, LLC(e)	Retail	L+11.50%	13.00%	12/24/2018	$10,000	$9,751	$9,750	7.1%
Alora Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	11,964	11,707	11,874	8.6%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	—	—	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%	2/9/2018	2,910	2,910	2,821	2.0%
Fineline Technologies, Inc.	Consumer Goods Non-Durable	L+6.75%	8.00%	5/6/2017	5,350	5,348	5,350	3.9%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+4.25%	5.25%	7/26/2018	748	745	756	0.5%
Hoffmaster Group, Inc.	Consumer Goods: Non-Durable	L+5.25%	6.50%	1/3/2018	1,000	986	1,001	0.7%
Keystone Automotive Holdings, Inc.	Automotive	L+5.75%	7.00%	8/15/2019	4,988	4,915	4,987	3.6%
Landpoint, LLC(g)	Energy: Oil & Gas	L+11.00%	12.50%	12/20/2018	5,000	4,875	4,875	3.5%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+8.00%	9.50%	12/20/2018	313	—	—	0.0%
Latisys Holdings Corp.	High Tech Industries	L+5.25%	6.50%	3/6/2019	1,990	1,983	1,989	1.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,714	3,714	3,714	2.7%
Output Services Group, Inc.(h)	Services: Business	L+8.00%	9.50%	12/17/2018	7,000	6,843	6,843	5.0%
Output Services Group, Inc. (Revolver)	Services: Business	L+4.50%	4.66%	12/17/2018	778	778	760	0.6%
PD Products, LLC (Revolver)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/3/2018	425	425	425	0.3%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/3/2018	14,000	13,811	14,056	10.2%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,158	3,127	3,158	2.3%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,668	1.2%
Rocket Dog Brands, LLC(i)	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	201	201	157	0.1%
Rocket Dog Brands, LLC(i)	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	3,082	3,082	2,415	1.7%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	8/22/2018	4,875	4,828	4,912	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,919	2,906	2,904	2.1%
Willbros Group, Inc.	Construction and Building	L+9.75%	11.00%	8/7/2019	998	963	1,012	0.7%
Zest Holdings, LLC	Consumer Goods: Durable	L+5.50%	6.50%	8/16/2020	3,554	3,491	3,536	2.6%
Total Senior Secured Loans					91,970	89,039	88,963	64.4%
Unitranche Loans
Accutest Holdings, Inc.	Services: Business	L+7.50%	9.00%	6/5/2018	7,725	7,498	7,891	5.7%
Collaborative Neuroscience Network, LLC(i)(j)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,500	9,321	9,510	6.9%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,336	10,724	7.8%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,487	4,487	4,271	3.1%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	15,000	14,744	15,053	10.9%
Fabco Automotive Corp, LLC	Automotive	L+8.25%	9.25%	4/3/2017	8,063	7,993	7,207	5.2%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	7,098	5.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%	7/17/2017	3,000	3,000	3,060	2.2%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,313	4,313	3,970	2.9%
MooreCo, Inc.(k)	Consumer Goods: Durable	L+13.50%	15.00%	12/27/2017	5,173	5,066	5,217	3.8%
Playtime, LLC(j)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,977	6,863	6,998	5.0%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,979	5,087	3.7%
TPP Acquisition, Inc.(j)	Retail	L+9.00%	10.50%	12/17/2017	6,120	5,994	6,193	4.5%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	3,998	3,919	3,938	2.8%
Total Unitranche Loans					97,116	95,513	96,217	69.6%
Junior Secured Loans
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	2,000	1,962	1,980	1.4%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,941	2,992	2.2%
CSM Bakery Supplies, LLC	Beverage, Food & Tobacco	L+7.50%	8.50%	7/3/2021	3,000	2,984	3,034	2.2%

See Notes to Consolidated Financial Statements.

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/Shares	Cost	Fair Value(c)	% of Net Assets(d)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+8.25%	9.25%	1/26/2019	750	743	758	0.6%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,961	3,030	2.2%
Road Infrastructure Investment, LLC	Chemicals, Plastics & Rubber	L+9.00%	10.25%	9/30/2018	1,000	996	1,012	0.7%
StoneRiver Group, L.P.	Services: Business	L+7.25%	8.50%	5/30/2020	329	328	333	0.2%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,750	2,718	2,716	2.0%
TriNet Group Inc.	Services: Business	L+7.75%	8.75%	8/19/2019	5,000	4,902	4,958	3.6%
US Renal Care, Inc.	Healthcare & Pharmaceuticals	L+7.50%	8.50%	1/3/2020	1,500	1,497	1,522	1.1%
Total Junior Secured Loans					22,298	22,032	22,335	16.2%
Equity Securities(l)
Monte Nido Residential Center, LLC – Class A Units Common Units (1,762 units)	Services: Consumer	—	—	—	—	74	74	0.1%
Playtime, LLC – Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.1%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)	Retail	—	—	—	—	86	127	0.1%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)	Retail	—	—	—	—	1	4	0.0%
Total Equity Securities					—	361	405	0.3%
TOTAL INVESTMENTS						$206,945	$207,920	150.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $138,092 as of December 31, 2013.
(e)	Alliance Time Holdings, LLC interest rate consists of 10.0% in current cash interest and 3.0% in payment-in-kind (“PIK”) interest.
(f)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(g)	Landpoint, LLC interest rate consists of 9.5% in current cash interest and 3.0% in PIK interest, structured as a fee paid upon the termination of the commitment.
(h)	Output Services Group, Inc. contains a warrant to purchase 3.89% of the common stock of the portfolio company, which has no cost basis and is currently deemed to have no value.
(i)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and is currently deemed to have no value.
(j)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Schedule of Investments. (See Note 6 in the accompanying notes to the consolidated financial statements.)
(k)	MooreCo, Inc. interest rate consists of 12.50% in current cash interest and 2.50% in PIK interest.
(l)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2012
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/Shares	Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	2/9/2018	2,955	$2,955	$2,968	3.5%
ARC/CASCO Automotive Group, Inc. (Sequa)	Automotive	L+5.00%	6.25%	11/15/2018	3,000	2,970	2,985	3.6%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	4,607	4,607	4,517	5.4%
FishNet Security, Inc.	High Tech Industries	L+6.50%	7.75%	11/30/2017	2,000	1,980	1,980	2.4%
Flow Polymers, Inc.	Chemicals, Plastics and Rubber	L+5.75%	7.25%	12/31/2016	4,414	4,414	4,414	5.3%
Hudson Products Holdings, Inc.	Capital Equipment	P+4.75%	8.00%	6/7/2017	3,000	2,970	3,011	3.6%
National Veterinary Associates, Inc.	Services: Consumer	L+5.00%	6.25%	12/6/2017	2,000	1,980	1,980	2.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,840	3,840	3,840	4.6%
Phillips & Temro Industries, Inc.	Automotive	L+5.75%	7.25%	2/9/2017	3,900	3,900	3,900	4.7%
PPT Management, LLC (ProPT)	Healthcare & Pharmaceuticals	L+7.00%	8.50%	10/31/2016	4,697	4,697	4,638	5.5%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+6.00%	7.50%	12/31/2016	3,110	3,110	3,110	3.7%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,333	3,300	3,300	3.9%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,650	2.0%
Rocket Dog Brands, LLC(e)	Consumer Goods: Non-Durable	P+5.50%	11.75%	2/25/2013	195	195	186	0.2%
Rocket Dog Brands, LLC(e)	Consumer Goods: Non-Durable	P+5.50%	11.75%	2/25/2013	2,992	2,992	2,851	3.4%
Sub Total Senior Secured Loans					45,710	45,560	45,332	54.2%
Unitranche Loans
Collaborative Neuroscience Network, LLC(f)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	10,000	9,800	9,800	11.7%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.25%	8.50%	12/27/2017	7,600	7,292	7,292	8.7%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,897	4,897	4,967	5.9%
Fabco Automotive Corp, LLC	Automotive	L+9.25%	9.25%	4/3/2017	7,781	7,701	7,898	9.4%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	6,981	8.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.75%	12.25%	7/17/2017	3,000	3,000	3,002	3.6%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,000	4,000	4,040	4.8%
Monte Nido Residential Center, LLC	Services: Consumer	L+9.00%	10.00%	12/21/2017	10,000	9,776	9,776	11.7%
MooreCo, Inc.(g)	Consumer Goods: Durable	L+13.50%	15.00%	12/28/2017	7,040	6,864	6,864	8.2%
Playtime, LLC (Revolver)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	400	392	392	0.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	8,000	7,842	7,842	9.4%
TPP Acquisition, Inc.	Retail	L+9.00%	10.50%	12/17/2017	6,800	6,633	6,633	7.9%
Sub Total Unitranche Loans					76,519	75,198	75,487	90.3%
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,000	2,968	2,995	3.6%
John Henry Holdings, Inc.	Containers, Packaging & Glass	L+9.00%	10.25%	5/6/2019	3,000	2,925	2,940	3.5%
SumTotal Systems, LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,250	2,206	2,227	2.7%
The Petroleum Place, Inc	Energy: Oil & Gas	L+8.75%	10.00%	5/20/2019	3,500	3,463	3,500	4.2%
Sub Total Junior Secured Loans					11,750	11,563	11,662	13.9%
Equity Securities(h)
Monte Nido Residential Center, LLC – Class A Units Common Units (1,724 units)	Services: Consumer	—	—	—	—	71	71	0.1%
Playtime, LLC – Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.2%
Sub Total Equity Securities					—	271	271	0.3%
TOTAL INVESTMENTS						$132,592	$132,752	158.7%

See Notes to Consolidated Financial Statements.

(a)	All of our debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”)which reset daily, quarterly, or semiannually. For each we have provided the spread over LIBOR or Prime and the weighted average current contractual interest rate in effect at December 31, 2012. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our Board as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements).
(d)	Percentages are based on net assets of $83,634 as of December 31, 2012.
(e)	Rocket Dog Brands, LLC interest rate consists of 8.75% in coupon interest and 3.0% in default interest.
(f)	Collaborative Neuroscience Network, LLC contains a warrant to purchase up to 1.67 Member Units, which has no cost basis and was deemed to have no value at December 31, 2012.
(g)	MooreCo, Inc interest rate consists of 12.50% in current cash interest and 2.5% in PIK interest.
(h)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiary, the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to MCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MCC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by MCC SBIC upon an event of default.

SBA regulations currently limit the amount that MCC SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. However, because the Company has an affiliated SBIC already in operation, MCC SBIC will be limited to a maximum of $75,000 in borrowings. The SBA limits a related group of SBICs to a maximum of $225,000 in total borrowings, and our affiliate has already obtained the maximum $150,000 in SBA debentures. Monroe Capital has received an additional SBIC license that will not be a subsidiary of the Company, which could further reduce the maximum borrowing capacity of MCC SBIC in SBA debentures.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. As the Company had no substantive operations prior to the date of its initial public offering on October 24, 2012, the notes to the consolidated financial statements include information only for the period after October 24, 2012, unless otherwise noted.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

As permitted under Regulation S-X and Accounting Standards Codification (“ASC”) Topic 946 —  Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s subsidiaries in its consolidated financial statements beginning with the commencements of the subsidiary’s operations in September 2013.

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

Revenue recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income.  Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period received. For the years ended December 31, 2013 and 2012, interest income included $375 and $123 of prepayment and amendment fees. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premium is capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Upfront loan origination and closing fees received for the year ended December 31, 2013 and December 31, 2012 totaled $2,752 and $1,681, respectively. For the years ended December 31, 3013 and 2012, interest income included $261 and $8 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

discount or loan origination fees are recorded as interest income. For the years ended December 31, 2013 and 2012, interest income included $426 and zero of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security.

The Company has investments in its portfolio that contain a payment-in-kind income (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended December 31, 3013 and 2012, interest income included $229 and zero of PIK interest. The Company stops accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on the sales of portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Realized gains and loss are recorded within net realized gain (loss) on investments in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized appreciation (depreciation) on investments and secured borrowings in the consolidated statements of operations.

Non-accrual.  Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the years ended December 31, 2013 and 2012, no loans were on non-accrual status.

Partial loan sales:  The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized appreciation (depreciation) on investment and secured borrowings in the consolidated statements of operations. See Note 6 “Secured Borrowings” for additional information.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally consist of ordinary income but may include capital gains, qualified dividends or return of capital.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted-average shares outstanding utilized in the calculation of earnings per share for the year ended December 31, 2013 takes into account the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s stock repurchase program. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition. The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2013 and 2012 the Company had deferred financing costs of $2,091 and $1,750, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2013 and 2012 was $479 and $86, respectively.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. MC Advisors paid all offering costs associated with the Company’s initial public offering during 2012 without reimbursement from the Company. During the year ended December 31, 2013, offering costs of $667 were charged against the proceeds from equity offerings.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2013. The 2012 and 2011 tax years remain subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s financial position or disclosures.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2013		December 31, 2012
Amortized Cost:
Unitranche loans	$95,513	46.2%	$75,198	56.6%
Senior secured loans	89,039	43.0	45,560	34.4
Junior secured loans	22,032	10.6	11,563	8.7
Equity securities	361	0.2	271	0.3
Total	$206,945	100.0%	$132,592	100.0%
Fair Value:
Unitranche loans	$96,217	46.3%	$75,487	56.9%
Senior secured loans	88,963	42.8	45,332	34.1
Junior secured loans	22,335	10.7	11,662	8.8
Equity securities	405	0.2	271	0.2
Total	$207,920	100.0%	$132,752	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2013		December 31, 2012
Amortized Cost:
West	$73,674	35.6%	$59,572	44.9%
Southeast	45,455	22.0	22,002	16.6
Mid-Atlantic	24,819	12.0	17,593	13.3
Midwest	23,043	11.1	10,294	7.8
Northeast	21,268	10.3	2,955	2.2
Southwest	16,724	8.1	20,176	15.2
International	1,962	0.9	—	—
Total	$206,945	100.0%	$132,592	100.0%
Fair Value:
West	$73,185	35.2%	$59,646	44.9%
Southeast	45,904	22.1	22,005	16.6
Mid-Atlantic	25,428	12.2	17,544	13.3
Midwest	23,507	11.2	10,295	7.8
Northeast	21,175	10.2	2,968	2.2
Southwest	16,741	8.1	20,294	15.2
International	1,980	1.0	—	—
Total	$207,920	100.0%	$132,752	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2013		December 31, 2012
Amortized Cost:
Healthcare & Pharmaceuticals	$30,263	14.6%	$17,452	13.2%
Services: Business	28,580	13.8	4,000	3.0
Consumer Goods: Non-durable	23,852	11.5	7,794	5.9
Consumer Goods: Durable	23,301	11.3	6,864	5.2
Retail	20,811	10.1	6,633	5.0
Media: Advertising, Printing & Publishing	17,336	8.4	14,292	10.8
Automotive	15,814	7.6	14,572	11.0
High Tech Industries	9,479	4.6	9,137	6.9
Banking, Finance, Insurance & Real Estate	7,428	3.6	5,968	4.5
Hotels, Gaming & Leisure	7,063	3.4	8,434	6.4
Energy: Oil & Gas	4,875	2.4	3,463	2.6
Capital Equipment	4,487	2.2	7,867	5.9
Telecommunications	3,714	1.8	3,840	2.9
Services: Consumer	3,036	1.5	14,937	11.2
Beverage, Food & Tobacco	2,984	1.4	—	—
Containers, Packaging & Glass	1,962	0.9	2,925	2.2
Chemicals, Plastics and Rubber	996	0.5	4,414	3.3
Construction & Building	964	0.4	—	—
Total	$206,945	100.0%	$132,592	100.0%
Fair Value:
Healthcare & Pharmaceuticals	$30,639	14.7%	$17,407	13.1%
Services: Business	28,692	13.8	4,040	3.0
Consumer Goods: Durable	23,805	11.4	6,864	5.2
Consumer Goods: Non-durable	23,404	11.3	7,554	5.9
Retail	21,161	10.2	6,633	5.0
Media: Advertising, Printing & Publishing	17,822	8.6	14,273	10.8
Automotive	15,100	7.2	14,783	11.0
High Tech Industries	9,530	4.6	9,158	6.9
Banking, Finance, Insurance & Real Estate	7,566	3.6	5,997	4.5
Hotels, Gaming & Leisure	7,198	3.4	8,434	6.4
Energy: Oil & Gas	4,875	2.3	3,500	2.6
Capital Equipment	4,271	2.1	7,978	6.0
Telecommunications	3,714	1.8	3,840	2.9
Services: Consumer	3,104	1.5	14,937	11.2
Beverage, Food & Tobacco	3,034	1.5	—	—
Containers, Packaging & Glass	1,980	1.0	2,940	2.2
Chemicals, Plastics and Rubber	1,013	0.5	4,414	3.3
Construction & Building	1,012	0.5	—	—
Total	$207,920	100.0%	$132,752	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

For the year ended December 31, 2013, the Company had no investments that represented more than 10% of investment income.

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 — Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;
•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The current contractual interest rates on the loans range from 4.66% to 15.00% at December 31, 2013. The maturity dates on the loans outstanding at December 31, 2013 range between March 2014 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$96,217	$96,217
Senior secured loans	—	—	88,963	88,963
Junior secured loans	—	—	22,335	22,335
Equity securities	—	—	405	405
Total Assets	$—	$—	$207,920	$207,920
Secured Borrowings	$—	$—	$7,943	$7,943

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$75,487	$75,487
Senior secured loans	—	—	45,332	45,332
Junior secured loans	—	—	11,662	11,662
Equity securities	—	—	271	271
Total Assets	$—	$—	$132,752	$132,752

The following table provides a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the years ended December 31, 2013 and 2012:

	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total Investments	Secured borrowings
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$132,752	$—
Net change in unrealized appreciation (depreciation) on investments	415	154	203	43	815	—
Net realized gain (loss) on investments	38	196	13	—	247	—
Purchases of investments and other adjustments to cost(1)	37,296	83,290	18,554	131	139,271	—
Proceeds from principal payments and sales on investments(2)	(17,019)	(40,009)	(8,097)	(40)	(65,165)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(54)
Proceeds from secured borrowings	—	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	—	(2,003)
Balance as of December 31, 2013	$96,217	$88,963	$22,335	$405	$207,920	$7,943

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total Investments
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	289	(229)	100	—	160
Net realized gain (loss) on investments	—	—	—	—	—
Purchases of investments and other adjustments to cost(1)	83,813	45,961	14,445	271	144,490
Proceeds from principal payments and sales of investments(2)	(8,615)	(400)	(2,883)	—	(11,898)
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$132,752

(1)	Include purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represent net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments and secured borrowings for the years ended December 31, 2013 and 2012, attributable to Level 3 investments still held at December 31, 2013 and 2012, was $848 and $160, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2013 and 2012.

Net change in unrealized appreciation (depreciation) on investments at fair value for the years ended December 31, 2013 and 2012 was $815 and $160, respectively, included within net change in unrealized appreciation (depreciation) on investments and secured borrowings in the consolidated statements of operations. Net realized gain on investments at fair value for the years ended December 31, 2013 and 2012 was $247 and zero, respectively. Net change in unrealized appreciation on secured borrowings for the years ended December 31, 2013 and 2012 was $54 and zero, respectively, included within net change in unrealized appreciation (depreciation) on investments and secured borrowings in the consolidated statements of operations.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows:

	Fair Value(1)	Valuation Technique	Unobservable Input	Mean	Range
					Minimum	Maximum
Assets:
Unitranche loans	$96,217	Market comparable companies	EBITDA multiples	7.3x	3.5x	12.3x
		Discounted cash flow	Market Yields	13.3%	8.8%	21.6%
Senior secured loans	$45,638	Market comparable companies	EBITDA multiples	7.6x	5.0x	10.5x
		Discounted cash flow	Market Yields	12.3%	6.2%	21.8%
Equity securities	$405	Market comparable companies	EBITDA multiples	9.3x	7.8x	10.0x
Liabilities:
Secured borrowings	$7,943	Discounted cash flow	Market Yields	4.4%	3.3%	6.2%

(1)	Excludes loans at fair value where a valuation (unadjusted) is obtained from a third-party pricing service.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 were as follows:

	Fair Value(1)	Valuation Technique	Unobservable Input	Mean	Range
					Minimum	Maximum
Unitranche loans	$69,460	Market comparable companies	EBITDA multiples	7.3x	5.0x	10.8x
		Discounted cash flow	Market Yields	14.1%	10.8%	19.8%
Senior secured loans	$48,410	Market comparable companies	EBITDA multiples	7.0x	4.0x	10.5x
		Discounted cash flow	Market Yields	8.9%	6.2%	19.0%
Equity securities	$271	Market comparable companies	EBITDA multiples	8.6x	8.5x	8.7x

(1)	Excludes loans at fair value where a valuation (unadjusted) is obtained from a third-party pricing service.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

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

Note 5. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (which includes assets purchased with borrowed amounts but does not include cash and cash equivalents) and are payable in arrears. Base management fees for the years ended December 31, 2013 and 2012 were $2,752 and $318, respectively.

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

Incentive fees for years ended December 31, 2013 and 2012 were $1,544 and $6, respectively. Of the $1,544 and $6 in accrued incentive fees for the years ended December 31, 2013 and 2012, $249 and $6 related to the second part of the incentive fee (based upon net realized and unrealized gains and losses), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Related Parties  – (continued)

The Company has entered into the Administration Agreement with Monroe Capital Management Advisors, LLC, (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Amounts payable for administrative expenses covered under the Administration Agreement to MC Management in any quarter through the quarter ending December 31, 2013 were limited to the greater of (i) 0.375% of our average assets for such quarter and (ii) $375. For the years ended December 31, 2013 and 2012, the Company incurred $2,359 and $287 in administrative expenses under the Administration Agreement, respectively, of which $528 and $133, respectively, was related to MC Management overhead and salary allocation. As of December 31, 2013 and 2012, $111 and $132 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company has entered into a license agreement with Monroe Capital, LLC under which Monroe Capital, LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company will have a right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name.

Note 6. Borrowings

Credit Facility:  The Company obtained the proceeds to complete the acquisition of its initial portfolio of loans through the use of the term loan portion of the Company’s credit facility with ING Capital. LLC, as agent, which the Company entered into on October 23, 2012. On October 30, 2012, the Company repaid the secured term loan portion of the credit facility with proceeds from the Company’s initial public offering. The credit facility also contains a revolving credit facility which initially included revolving commitments of $65,000 with an accordion feature up to $100,000. On September 27, 2013, the maximum amount the Company was able to borrow under the revolving credit facility was increased to $95,000, pursuant to this accordion feature.

On December 19, 2013 the Company entered into an amendment (the “Credit Facility Amendment”) to the documents governing the Company’s revolving credit facility. The Credit Facility Amendment, among other things, (a) increased the size of the current revolving commitments under the revolving credit facility to $110,000 from $95,000, (b) expanded the accordion feature to $200,000 from $100,000 (subject to maintaining 200% asset coverage, as defined in the 1940 Act), (c) reduced pricing by 50 basis points, to LIBOR plus 3.25% per annum, with a further step-down to LIBOR plus 3.00% when equity capitalization exceeds $175,000, (d) extended the expiration of the revolving period from October 23, 2015 to December 19, 2016, during which period the Company, subject to certain conditions, may make borrowings under the facility and (e) extended the stated maturity date from October 21, 2016 to December 19, 2017.

As of December 31, 2013 and 2012, the Company had $76,000 and $55,000 outstanding, respectively, under its revolving credit facility. The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Borrowings  – (continued)

general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the year ended December 31, 2013 was 4.1%. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the year ended December 31, 2013 was 0.7%.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and its continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of assets on the last day or each quarter or (b) 80% of the net proceeds to the Company from this offering plus 50% of the net proceeds of the sales of the Company’s securities after the effectiveness of the revolving credit facility; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital, LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

The Company’s credit facility also imposes certain conditions that may limit the amount of the Company’s distributions to stockholders. Distributions payable in the Company’s common stock under the DRIP are not limited by the credit facility. Distributions in cash or property other than common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain the Company’s status as a RIC. The credit facility also specifically allowed for the dividend payments made during the fourth quarter of 2013 and 2012.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Borrowings  – (continued)

As of December 31, 2013, secured borrowings at fair value totaled $7,943 and the fair value of the loans that are associated with these secured borrowings was $22,701. These secured borrowings were the result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during 2012 or during the remainder of the year ended December 31, 2013. During year ended December 31, 2013, repayments on secured borrowings totaled $2,003.

Note 7. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to shareholders. The Company intends to distribute all of its investment company taxable income and capital gains annual. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

The following permanent differences were reclassified for tax purposes for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Increase in accumulated distributions in excess of net investment income	$1,620	$1,165
Decrease in accumulated net realized gains on investments	—	—
Decrease in capital in excess of par value	$(1,620)	$(1,165)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2013, the Company does not have any capital loss carry forwards.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Net increase in net assets resulting from operations	$9,766	$950
Net change in unrealized (appreciation) depreciation on investments and secured borrowings	(869)	(160)
Other deductions for book in excess of deductions for tax	200	—
Total taxable income	$9,097	$790

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Income Taxes  – (continued)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Ordinary income	$9,097	$790
Long-term capital gains	—	—
Return of capital	1,620	1,165
Total	$10,717	$1,955

For federal income tax purposes, as of December 31, 2013 and 2012, the aggregate net unrealized appreciation for all securities is $869 and $160, respectively. The aggregate cost of securities for federal income tax purposes is $206,945, and $132,592, respectively.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date.

The following table summarizes dividends declared during the years ended December 31, 2013 and 2012, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2012:
November 7, 2012	December 14, 2012	December 28, 2012	$0.34	$1,955		3	$—
Total dividends declared(1)			$0.34	$1,955		3	$—
Year ended December 31, 2013:
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955		14,290	$215
May 31, 2013	June 14, 2013	June 28, 2013	0.34	1,959		13,679	202
August 30, 2013	September 13, 2013	September 27, 2013	0.34	3,402	(2)	—	—
December 2, 2013	December 13, 2013	December 27, 2013	0.34	3,401	(3)	—	—
Total dividends declared(1)			$1.36	$10,717		27,969	$417

(1)	Includes a return of capital for tax purposes for the years ended December 31, 2013 and 2012 of approximately $0.21 and $0.20 per share, respectively.
(2)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 23,307 shares of common stock for $308 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(3)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 24,974 shares of common stock for $308 and no new shares were issued to satisfy the DRIP requirements for this dividend.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 9. Stock Issuances and Repurchases

Stock Issuances:  On October 24, 2012, the Company completed its IPO of 5,000,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Gross proceeds received from the IPO were $75,000.

On November 26, 2012, the Company’s underwriters exercised their over-allotment option of 750,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. Gross proceeds received from the over-allotment option were $11,250.

On July 22, 2013, the Company completed a public offering of 4,000,000 shares of common stock, priced at $14.05 per share, before underwriting discounts and commissions. Gross proceeds received from the offering were $56,200.

On August 20, 2013, the Company’s underwriters exercised their over-allotment option of 225,000 shares of its common stock, priced at $14.05 per share, before underwriting discounts and commissions. Gross proceeds received from the over-allotment option were $3,161.

Stock Repurchases:  On November 12, 2013, the Company announced a new $7,500 stock repurchase program to be implemented over the twelve months following the announcement at the discretion of management. Pursuant to the repurchase program, the Company may acquire common stock from time to time at prevailing market prices in the open market, including through block purchases, at prices below its net asset value per share as reported in its then most recently published financial statements.

For the year ended December 31, 2013, the Company repurchased 84,803 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $1,031 with an average price per share of $12.16. As of December 31, 2013, $559 of these share repurchases were unsettled and included within payable for open trades on the consolidated balance sheets. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 10. Commitments and Contingencies

Commitments:  As of December 31, 2013 and 2012, the Company had $1,648 and $3,200, respectively, in outstanding commitments to fund investments under undrawn revolvers.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 10. Commitments and Contingencies  – (continued)

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Per share data:
Net asset value at beginning of period(1)	$14.54	$15.00
Net investment income(2)	1.13	0.15
Net gain on investments and secured borrowings(2)	0.15	0.03
Net increase in net assets from operations(2)	1.28	0.18
Stockholder dividends and distributions(3)	(1.36)	(0.34)
Effect of shareholder issuance below NAV(4)	(0.54)	(0.30)
Net asset value at end of period(5)	$13.92	$14.54
Net assets at end of period	$138,092	$83,634
Shares outstanding at end of period	9,918,269	5,750,103
Per share market value at end of period	$12.20	$14.83
Total return based on market value(6)	(9.29)%	1.15%
Total return based on net asset value(7)	8.81%	1.20%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(8)	7.71%	5.00%
Ratio of interest and other debt financing expenses to average net assets(8)	2.59%	1.93%
Ratio of expenses (without incentive fees) to average net assets(8)	7.15%	5.76%
Ratio of incentive fees to average net assets(9)	1.38%	0.01%
Ratio of total expenses to average net assets(10)	8.53%	5.77%
Average debt outstanding	$42,103	$31,056
Average debt outstanding per weighted average share	$5.52	$5.40
Portfolio turnover(8)	39.77%	11.88%

(1)	December 31, 2012 data represents the initial public offering price.
(2)	Calculated using the weighted average shares outstanding during the year ended December 31, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the years ended December 31, 2013 and 2012, approximately $0.21 per share and $0.20 per share of these distributions were characterized as a tax return of capital to the Company’s stockholders.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 11. Financial Highlights  – (continued)

(4)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)	Calculated using the shares outstanding at the end of the period.
(6)	Total return based on market value is calculated assuming a purchase of common shares at the initial public offering price on the first day and a sale at the current market value on the last day of the periods reported (January 1, 2013 to December 31, 2013 for the year ended December 31, 2013 and October 24, 2012 to December 31, 2012 for the year ended December 31, 2012). Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Total returns based on market value covering less than a full period are not annualized.
(7)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period. This excludes the effect of share issuances below net asset value. Total return based on net asset value, including the effect of share issuance below net asset value is 5.10% and (0.80%) for the year ended December 31, 2013 and the period from October 24, 2012 to December 31, 2012, respectively. Total returns based on net asset value covering less than a full period are not annualized.
(8)	Ratios are annualized.
(9)	Ratio is not annualized.
(10)	All expenses other than incentive fees are annualized.

Note 12. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012(1)
Total investment income	$6,395	$4,347	$3,752	$3,719	$1,706
Net investment income	$3,184	$2,413	$1,550	$1,503	$790
Net gain (loss) on investments and secured borrowings	$(672)	$(447)	$438	$1,797	$160
Net increase in net assets resulting from operations	$2,512	$1,966	$1,988	$3,300	$950
Net investment income per share – basic and diluted	$0.32	$0.27	$0.27	$0.26	$0.18
Net increase in net assets resulting from operations per share – basic and diluted	$0.25	$0.22	$0.34	$0.57	$0.15
Net asset value per share at period end	$13.92	$14.01	$14.78	$14.78	$14.54

(1)	The Company had no substantive operations prior to October 24, 2012, the date of its initial public offering.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure and such disclosure is provided below and in other notes to the consolidated financial statements.

On March 7, 2014, the Board declared a quarterly dividend of $0.34 per share payable on March 28, 2014 to holders of record on March 18, 2014.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements

Monroe Capital Corporation Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011	F-6
Consolidated Schedule of Investments as of December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-11

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

Exhibit Number	Description of Document
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)
10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)
10.8	Amendment No. 1 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 20, 2013)
11.1	Computation per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
21.1	List of Subsidiaries (filed herewith)
24.1	Power of attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2014

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

Signature	Title	Date
/s/ Theodore L. Koenig Theodore L. Koenig	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014
/s/ Aaron D. Peck Aaron D. Peck	Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer and Director (Principal Financial and Accounting Officer)	March 7, 2014
/s/ Thomas J. Allison Thomas J. Allison	Director	March 7, 2014
/s/ Jeffrey A. Golman Jeffrey A. Golman	Director	March 7, 2014
/s/ Robert S. Rubin Robert S. Rubin	Director	March 7, 2014
/s/ Jeffrey D. Steele Jeffrey D. Steele	Director	March 7, 2014