Form 10-Q
period 2014-03-31
MONROE CAPITAL Corp
filed 2014-05-12
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, the registrant had 9,567,101 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Investments, at fair value
Non-controlled/non-affiliate company investments, at fair value (cost of: $213,438 and $206,945, respectively)	$214,266	$207,920
Non-controlled affiliated company investments, at fair value (cost of: $9,707 and $0, respectively)	10,405	-
Total investments, at fair value (cost of: $223,145 and $206,945, respectively)	224,671	207,920
Cash	9,395	14,603
Receivable for open trades	2,734	-
Interest receivable	822	638
Deferred financing costs, net	1,958	2,091
Other assets	421	429
Total assets	240,001	225,681

LIABILITIES
Revolving credit facility	94,500	76,000
Secured borrowings, at fair value (proceeds of $6,179 and $7,997, respectively)	6,181	7,943
Payable for open trades	1,311	840
Interest payable on credit facility	112	239
Management fees payable	953	845
Incentive fees payable	1,123	1,067
Accounts payable and accrued expenses	753	655
Total liabilities	104,933	87,589

Net assets	$135,068	$138,092

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 9,656 and 9,918 shares issued and outstanding, respectively	$10	$10
Capital in excess of par value	136,650	140,038
Accumulated distributions in excess of net investment income	(3,115)	(2,985)
Accumulated net realized gain (loss) from investments	-	-
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	1,523	1,029
Total net assets	$135,068	$138,092

Net asset value per share	$13.99	$13.92

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$6,211	$3,719
Non-controlled affiliated company investments	305	-
Total investment income	6,516	3,719

Operating expenses:
Interest and other debt financing expenses	967	694
Base management fees	953	587
Incentive fees	917	431
Professional fees	191	216
Administrative service fees	201	178
General and administrative expenses	157	110
Total expenses	3,386	2,216

Net investment income	3,130	1,503

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	44	21
Net realized gain (loss) on investments	44	21

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(148)	1,799
Non-controlled affiliated company investments	698	-
Net change in unrealized appreciation (depreciation) on investments	550	1,799

Net change in unrealized (appreciation) depreciation on secured borrowings	(56)	(23)

Net gain (loss) on investments and secured borrowings	538	1,797

Net increase (decrease) in net assets resulting from operations	$3,668	$3,300

Per common share data:
Net investment income per share - basic and diluted	$0.32	$0.26
Net increase in net assets resulting from operations per share - basic and diluted	$0.38	$0.57
Weighted average common stock outstanding - basic and diluted	9,761	5,751

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated distributions in	Accumulated net	Accumulated net unrealized appreciation (depreciation) on
	Number of shares	Par value	excess of par value	excess of net investment income	realized gain (loss) on Investments	investments and secured borrowings	Total net assets
Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$-	$160	$83,634
Net increase in net assets resulting from operations	-	-	-	1,503	21	1,776	3,300
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	14	-	215	(1,955)	-	-	(1,740)
Balances at March 31, 2013	5,764	$6	$84,848	$(1,617)	$21	$1,936	$85,194

Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$-	$1,029	$138,092
Net increase in net assets resulting from operations	-	-	-	3,130	44	494	3,668
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	-	-	-	(3,260)	(44)	-	(3,304)
Repurchases of common stock	(262)	-	(3,388)	-	-	-	(3,388)
Balances at March 31, 2014	9,656	$10	$136,650	$(3,115)	$-	$1,523	$135,068

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,668	$3,300
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(550)	(1,799)
Net change in unrealized appreciation (depreciation) on secured borrowings	56	23
Net realized (gain) loss on investments	(44)	(21)
Paid-in-kind interest income	(130)	(31)
Net accretion of discounts and amortization of premiums	(161)	(52)
Proceeds from principal payments and sales of investments	20,126	6,555
Purchases of investments	(35,991)	(6,240)
Amortization of deferred financing costs	133	115
Changes in operating assets and liabilities:
Receivable for open trades	(2,734)	-
Interest receivable	(184)	(49)
Other assets	8	(329)
Payable for open trades	918	-
Interest payable on credit facility	(127)	24
Management fees payable	108	269
Incentive fees payable	56	432
Accounts payable and accrued expenses	98	279
Net cash provided by (used in) operating activities	(14,750)	2,476

Cash flows from financing activities
Borrowings on credit facility	26,500	5,000
Repayments on credit facility	(8,000)	(13,000)
Proceeds from secured borrowings	-	10,000
Repayments on secured borrowings	(1,818)	(293)
Repurchases of common stock	(3,836)	-
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $0 and $215, respectively)	(3,304)	(1,740)
Net cash provided by (used in) financing activities	9,542	(33)

Net increase (decrease) in cash	(5,208)	2,443
Cash, beginning of period	14,603	4,060
Cash, end of period	$9,395	$6,503

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$844	$474

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/Shares	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alliance Time Holdings, LLC	Retail	L+11.50%	10.00% Cash/3.00% PIK	12/24/2018	$9,831	$9,597	$9,777	7.2%
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	11,813	11,569	11,848	8.8%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	-	-	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%	2/9/2018	6,382	6,282	6,311	4.7%
BookIt Operating LLC (g)	Hotels, Gaming & Leisure	L+12.50%	12.00% Cash/2.00% PIK	1/10/2019	6,017	5,860	5,944	4.4%
Deluxe Entertainment Services Group, Inc.	Media: Diversified & Production	L+5.50%	6.50%	2/28/2020	1,000	995	1,005	0.8%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,296	5,294	5,336	4.0%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+4.25%	5.25%	7/26/2018	746	743	750	0.6%
Hoffmaster Group, Inc.	Consumer Goods: Non-Durable	L+5.25%	6.50%	1/3/2018	1,000	987	1,001	0.7%
Landpoint, LLC (h)	Energy: Oil & Gas	L+12.25%	11.50% Cash/2.25% PIK	12/20/2018	4,938	4,821	4,955	3.7%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.00%	11.50%	12/20/2018	313	-	-	0.0%
Latisys Holdings Corp.	High Tech Industries	L+5.25%	6.50%	3/6/2019	1,985	1,979	1,987	1.5%
Output Services Group, Inc.	Services: Business	L+8.00%	9.50%	12/17/2018	7,000	6,851	6,762	5.0%
Output Services Group, Inc. (Revolver)	Services: Business	L+4.50%	4.66%	12/17/2018	778	778	752	0.6%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	13,650	13,473	13,691	10.1%
PD Products, LLC (Revolver)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	425	425	425	0.3%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,102	3,078	3,102	2.3%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,654	1,667	1.2%
Rocket Dog Brands LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	4/30/2014	201	201	149	0.1%
Rocket Dog Brands LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	4/30/2014	3,082	3,082	2,284	1.7%
SafeNet, Inc.	High Tech Industries	L+4.50%	5.50%	3/5/2020	1,000	990	1,005	0.7%
SNI Companies (i)	Services: Business	L+9.00%	10.00%	12/31/2018	7,500	7,331	7,331	5.4%
SNI Companies (Revolver)	Services: Business	L+9.00%	10.00%	12/31/2018	425	425	425	0.3%
Summit Container Corporation (g)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,950	3,847	3,962	2.9%
Summit Container Corporation (Revolver) (f) (g)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	1,000	-	-	0.0%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	8/22/2018	4,813	4,769	4,813	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,878	2,866	2,864	2.1%
Willbros Group, Inc.	Construction and Building	L+9.75%	11.00%	8/7/2019	986	954	999	0.7%
Zest Holdings, LLC	Consumer Goods: Durable	L+5.50%	6.50%	8/16/2020	3,544	3,484	3,553	2.6%
Total Senior Secured Loans					106,658	102,335	102,698	76.0%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,725	7,505	7,864	5.8%
Collaborative Neuroscience Network, LLC (j)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,900	7,756	8,019	5.9%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,354	10,708	7.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,384	4,384	4,233	3.1%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,466	14,666	10.9%
Fabco Automotive Corporation	Automotive	L+8.25%	9.25%	4/3/2017	8,063	7,996	6,458	4.8%
Forbes Media LLC	Media Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	7,140	5.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%	7/17/2017	3,000	3,000	3,060	2.3%
LAI International, Inc.	Services: Business	L+10.79%	12.29%	2/27/2017	4,937	4,937	4,720	3.5%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	5,205	5,104	5,257	3.9%
Playtime, LLC (j)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,827	6,721	6,849	5.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,984	5,146	3.8%
TPP Acquisition, Inc. (j)	Retail	L+9.00%	10.50%	12/17/2017	6,052	5,934	6,143	4.5%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	3,946	3,872	3,743	2.8%
Total Unitranche Loans					95,510	94,013	94,006	69.6%

Junior Secured Loans
Answers Corporation	High Tech Industries	L+10.00%	11.00%	6/19/2020	4,500	4,414	4,455	3.3%
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	2,000	1,963	2,010	1.5%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,942	2,995	2.2%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.50%	8.50%	7/3/2021	3,000	2,986	3,075	2.3%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+8.25%	9.25%	1/26/2019	750	743	762	0.6%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,965	3,060	2.3%
SafeNet, Inc.	High Tech Industries	L+7.50%	8.50%	3/5/2021	1,000	985	1,010	0.7%
SumTotal Systems LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,750	2,721	2,743	2.0%
Tectum Holdings Inc.	Automotive	L+8.00%	9.00%	3/12/2019	6,750	6,717	6,733	5.0%
Total Junior Secured Loans					26,719	26,436	26,843	19.9%

Equity Securities
Bookit Operating LLC (warrant to purchase up to 7.00% of the equity) (g)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	339	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (k)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (k)	Services: Consumer	-	-	-	-	74	74	0.1%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (k)	Services: Business	-	-	12/17/2022	-	-	359	0.3%
Playtime, LLC - Preferred Units (8,665 units) (k)	Hotels, Gaming & Leisure	-	-	-	-	200	62	0.0%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2014	-	-	160	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (k)	Retail	-	-	-	-	86	127	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (k)	Retail	-	-	-	-	1	4	0.0%
Total Equity Securities					-	361	1,124	0.8%
TOTAL INVESTMENTS						$223,145	$224,671	166.3%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands, and Willbros Group, Inc., which is a public company with aggregate market value of outstanding equity in excess of $250,000. Nonqualified assets totaled $3,009, or 1.3% of the total assets at March 31, 2014.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $135,068 as of March 31, 2014.
(e)	A portion of this loan (par of $4,875) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	The entire commitment was unfunded at March 31, 2014. As such, no interest is being earned on this investment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $337,500.
(i)	A portion of this loan (par of $4,000) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(k)	Represents less than 5% ownership of the class and the portfolio company.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/Shares	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alliance Time Holdings, LLC	Retail	L+11.50%	10.00% Cash/3.00% PIK	12/24/2018	$10,000	$9,751	$9,750	7.1%
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	11,964	11,707	11,874	8.6%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	-	-	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%	2/9/2018	2,910	2,910	2,821	2.0%
Fineline Technologies, Inc.	Consumer Goods Non-Durable	L+6.75%	8.00%	5/6/2017	5,350	5,348	5,350	3.9%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+4.25%	5.25%	7/26/2018	748	745	756	0.5%
Hoffmaster Group, Inc.	Consumer Goods: Non-Durable	L+5.25%	6.50%	1/3/2018	1,000	986	1,001	0.7%
Keystone Automotive Holdings, Inc.	Automotive	L+5.75%	7.00%	8/15/2019	4,988	4,915	4,987	3.6%
Landpoint, LLC (g)	Energy: Oil & Gas	L+11.00%	9.50% Cash/2.25% PIK	12/20/2018	5,000	4,875	4,875	3.5%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+8.00%	9.50%	12/20/2018	313	-	-	0.0%
Latisys Holdings Corp.	High Tech Industries	L+5.25%	6.50%	3/6/2019	1,990	1,983	1,989	1.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,714	3,714	3,714	2.7%
Output Services Group, Inc.	Services: Business	L+8.00%	9.50%	12/17/2018	7,000	6,843	6,843	5.0%
Output Services Group, Inc. (Revolver)	Services: Business	L+4.50%	4.66%	12/17/2018	778	778	760	0.6%
PD Products, LLC (Revolver)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	425	425	425	0.3%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	14,000	13,811	14,056	10.2%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,158	3,127	3,158	2.3%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,668	1.2%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	201	201	157	0.1%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	3,082	3,082	2,415	1.7%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	8/22/2018	4,875	4,828	4,912	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,919	2,906	2,904	2.1%
Willbros Group, Inc.	Construction and Building	L+9.75%	11.00%	8/7/2019	998	963	1,012	0.7%
Zest Holdings, LLC	Consumer Goods: Durable	L+5.50%	6.50%	8/16/2020	3,554	3,491	3,536	2.6%
Total Senior Secured Loans					91,970	89,039	88,963	64.4%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,725	7,498	7,891	5.7%
Collaborative Neuroscience Network, LLC (h)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,500	9,321	9,510	6.9%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,336	10,724	7.8%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,487	4,487	4,271	3.1%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	15,000	14,744	15,053	10.9%
Fabco Automotive Corporation	Automotive	L+8.25%	9.25%	4/3/2017	8,063	7,993	7,207	5.2%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	7,098	5.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%	7/17/2017	3,000	3,000	3,060	2.2%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,313	4,313	3,970	2.9%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	5,173	5,066	5,217	3.8%
Playtime, LLC (h)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,977	6,863	6,998	5.0%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,979	5,087	3.7%
TPP Acquisition, Inc. (h)	Retail	L+9.00%	10.50%	12/17/2017	6,120	5,994	6,193	4.5%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	3,998	3,919	3,938	2.8%
Total Unitranche Loans					97,116	95,513	96,217	69.6%

Junior Secured Loans
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	2,000	1,962	1,980	1.4%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,941	2,992	2.2%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.50%	8.50%	7/3/2021	3,000	2,984	3,034	2.2%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+8.25%	9.25%	1/26/2019	750	743	758	0.6%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,961	3,030	2.2%
Road Infrastructure Investment, LLC	Chemicals, Plastics & Rubber	L+9.00%	10.25%	9/30/2018	1,000	996	1,012	0.7%
StoneRiver Group, L.P.	Services: Business	L+7.25%	8.50%	5/30/2020	329	328	333	0.2%
SumTotal Systems LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,750	2,718	2,716	2.0%
TriNet Group Inc.	Services: Business	L+7.75%	8.75%	8/19/2019	5,000	4,902	4,958	3.6%
US Renal Care, Inc.	Healthcare & Pharmaceuticals	L+7.50%	8.50%	1/3/2020	1,500	1,497	1,522	1.1%
Total Junior Secured Loans					22,298	22,032	22,335	16.2%

Equity Securities (i)
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units)	Services: Consumer	-	-	-	-	74	74	0.1%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)	Services: Business	-	-	12/17/2022	-	-	-	0.0%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	-	-	-	-	200	200	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	Retail	-	-	-	-	86	127	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	Retail	-	-	-	-	1	4	0.0%
Total Equity Securities					-	361	405	0.3%
TOTAL INVESTMENTS						$206,945	$207,920	150.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands, and Willbros Group, Inc., which is a public company with aggregate market value of outstanding equity in excess of $250,000. Nonqualified assets totaled $2,992, or 1.3% of the total assets at December 31, 2013.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $138,092 as of December 31, 2013.
(e)	A portion of this loan (par of $4,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(g)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $337,500.
(h)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

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

The SBIC license allows MCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to MCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MCC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by MCC SBIC upon an event of default. On April 24, 2014, MCC SBIC received a commitment letter from the SBA for SBA-guaranteed debentures of $20,000. MCC SBIC has not yet issued any SBA-guaranteed debentures.

SBA regulations currently limit the amount that MCC SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. However, because the Company has an affiliated SBIC already in operation, MCC SBIC will be limited to a maximum of $75,000 in borrowings. The SBA limits a related group of SBICs to a maximum of $225,000 in total borrowings, and the Company’s affiliate has already obtained the maximum $150,000 in SBA debentures. Monroe Capital has received an additional SBIC license that will not be a subsidiary of the Company, which could further reduce the maximum borrowing capacity of MCC SBIC in SBA debentures.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

As permitted under Regulation S-X and Accounting Standards Codification (“ASC”) Topic 946 — Financial Services —Investment Companies, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, in its consolidated financial statements beginning with the commencement of their operations in September 2013.

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

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The Company believes that the carrying value of its revolving credit facility approximates the fair value.

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period received. For the three months ended March 31, 2014 and 2013, interest income included $197 and $10 of prepayment and amendment fees. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premium is capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,454 and $3,151 as of March 31, 2014 and December 31, 2013, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2014 and 2013 totaled $760 and $216, respectively. For the three months ended March 31, 3014 and 2013, interest income included $161 and $52 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2014 and 2013, interest income included $228 and zero of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security.

The Company has investments in its portfolio that contain a PIK provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 3014 and 2013, interest income included $130 and $31 of PIK interest. The Company stops accruing PIK income when it is determined that PIK income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Realized gains and loss are recorded within net realized gain (loss) on investments in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the three months ended March 31, 2014 and 2013, no loans were on non-accrual status.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. See Note 7 “Secured Borrowings” for additional information.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of distributions on behalf of its stockholders, unless a stockholder has elected to receive distributions in cash. As a result, if the Company declares a cash distribution, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the distribution payment date will have their cash distribution automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements are valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 8 regarding distributions.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted-average shares outstanding utilized in the calculation of earnings per share for the three months ended March 31, 2014 takes into account the Company’s repurchases of its common stock on the repurchase date. See “Share Repurchase Plan” below for additional information on the Company’s share repurchase plan. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2014 and December 31, 2013, the Company had deferred financing costs of $1,958 and $2,091, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2014 and 2013 was $133 and $115, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of March 31, 2014 and December 31, 2013, other assets on the consolidated statements of assets and liabilities included $29 and zero, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Share Repurchase Plan

On November 11, 2013, the Board approved a share repurchase plan (the “Plan”) under which up to $7,500 of the Company’s outstanding common stock may be acquired in the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Plan may be implemented over the twelve months following the approval, at the discretion of management. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions.

During the three months ended March 31, 2014, the Company repurchased 262,066 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3,388. Since the approval of the Plan, we have repurchased 346,869 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $4,420. As of March 31, 2014 and December 31, 2013, $111 and $559, respectively of these share repurchases were unsettled and included within payable for open trades on the consolidated statements of assets and liabilities. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2014 and 2013, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2014. The 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance became effective for the Company on January 1, 2014 and did not have a material impact on the Company’s consolidated financial position or disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2014		December 31, 2013
Amortized Cost:
Senior secured loans	$102,335	45.9%	$89,039	43.0%
Unitranche loans	94,013	42.1	95,513	46.2
Junior secured loans	26,436	11.8	22,032	10.6
Equity securities	361	0.2	361	0.2
Total	$223,145	100.0%	$206,945	100.0%

	March 31, 2014		December 31, 2013
Fair Value:
Senior secured loans	$102,698	45.7%	$88,963	42.8%
Unitranche loans	94,006	41.9	96,217	46.3
Junior secured loans	26,843	11.9	22,335	10.7
Equity securities	1,124	0.5	405	0.2
Total	$224,671	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2014		December 31, 2013
Amortized Cost:
West	$67,781	30.4%	$73,674	35.6%
Southeast	50,990	22.8	45,455	22.0
Midwest	41,288	18.5	23,043	11.1
Northeast	24,495	11.0	21,268	10.3
Mid-Atlantic	21,838	9.8	24,819	12.0
Southwest	14,790	6.6	16,724	8.1
International	1,963	0.9	1,962	0.9
Total	$223,145	100.0%	$206,945	100.0%

	March 31, 2014		December 31, 2013
Fair Value:
West	$66,511	29.6%	$73,185	35.2%
Southeast	52,240	23.3	45,904	22.1
Midwest	41,751	18.6	23,507	11.2
Northeast	24,963	11.1	21,175	10.2
Mid-Atlantic	22,274	9.9	25,428	12.2
Southwest	14,922	6.6	16,741	8.1
International	2,010	0.9	1,980	1.0
Total	$224,671	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2014		December 31, 2013
Amortized Cost:
Services: Business	$31,700	14.2%	$28,580	13.8%
Healthcare & Pharmaceuticals	30,376	13.6	30,263	14.6
Consumer Goods: Non-Durable	23,461	10.5	23,852	11.5
Consumer Goods: Durable	23,054	10.3	23,301	11.3
Retail	20,601	9.3	20,811	10.1
Automotive	17,579	7.9	15,814	7.6
Media Advertising, Printing & Publishing	17,354	7.8	17,336	8.4
High Tech Industries	15,822	7.1	9,479	4.6
Hotels, Gaming & Leisure	12,781	5.7	7,063	3.4
Banking, Finance, Insurance & Real Estate	7,428	3.3	7,428	3.6
Containers, Packaging & Glass	5,810	2.6	1,962	0.9
Energy: Oil & Gas	4,821	2.2	4,875	2.4
Capital Equipment	4,384	2.0	4,487	2.2
Services: Consumer	3,039	1.4	3,036	1.5
Beverage, Food & Tobacco	2,986	1.3	2,984	1.4
Media: Diversified & Production	995	0.4	—	—
Construction & Building	954	0.4	964	0.4
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics and Rubber	—	—	996	0.5
Total	$223,145	100.0%	$206,945	100.0%

	March 31, 2014		December 31, 2013
Fair Value:
Services: Business	$31,956	14.2%	$28,692	13.8%
Healthcare & Pharmaceuticals	30,990	13.8	30,639	14.7
Consumer Goods: Durable	23,478	10.5	23,805	11.4
Consumer Goods: Non-Durable	22,885	10.2	23,404	11.3
Retail	21,196	9.4	21,161	10.2
Media: Advertising, Printing & Publishing	17,848	7.9	17,822	8.6
Automotive	16,055	7.2	15,100	7.2
High Tech Industries	15,969	7.1	9,530	4.6
Hotels, Gaming & Leisure	13,194	5.9	7,198	3.4
Banking, Finance, Insurance & Real Estate	7,567	3.4	7,566	3.6
Containers, Packaging & Glass	6,132	2.7	1,980	1.0
Energy: Oil & Gas	4,955	2.2	4,875	2.3
Capital Equipment	4,233	1.9	4,271	2.1
Services: Consumer	3,134	1.4	3,104	1.5
Beverage, Food & Tobacco	3,075	1.4	3,034	1.5
Media: Diversified & Production	1,005	0.4	—	—
Construction & Building	999	0.4	1,012	0.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics and Rubber	—	—	1,013	0.5
Total	$224,671	100.0%	$207,920	100.0%

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 4.66% to 15.00% at both March 31, 2014 and December 31, 2013. The maturity dates on the loans outstanding at March 31, 2014 range between April 2014 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of March 31, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$94,006	$94,006
Senior secured loans	—	—	102,698	102,698
Junior secured loans	—	—	26,843	26,843
Equity securities	—	—	1,124	1,124

Total Assets	$—	$—	$224,671	$224,671

Secured borrowings	$—	$—	$6,181	$6,181

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$96,217	$96,217
Senior secured loans	—	—	88,963	88,963
Junior secured loans	—	—	22,335	22,335
Equity securities	—	—	405	405

Total Assets	$—	$—	$207,920	$207,920

Secured borrowings	$—	$—	$7,943	$7,943

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three months ended March 31, 2014 and 2013:

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total Investments	Secured borrowings
Balance as of December 31, 2013	$96,217	$88,963	$22,335	$405	$207,920	$7,943
Net change in unrealized appreciation (depreciation) on investments	(711)	438	104	719	550	—
Net realized gain (loss) on investments	—	—	44	—	44	—
Purchases of investments and other adjustments to cost (1)	722	23,182	12,379	—	36,283	—
Proceeds from principal payments and sales on investments (2)	(2,222)	(9,885)	(8,019)	—	(20,126)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	56
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,818)
Balance as of March 31, 2014	$94,006	$102,698	$26,843	$1,124	$224,671	$6,181

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total Investments	Secured borrowings
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$132,752	$—
Net change in unrealized appreciation (depreciation) on investments	1,335	250	214	—	1,799	—
Net realized gains (loss) on investments	20	1	—	—	21	—
Purchases of investments and other adjustments to cost (1)	6,311	6	7	—	6,324	—
Proceeds from principal payments and sales on investments (2)	(1,756)	(4,799)	—	—	(6,555)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	23
Proceeds from secured borrowings	—	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	—	(293)
Balance as of March 31, 2013	$81,397	$40,790	$11,883	$271	$134,341	$9,730

(1)         Include purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)         Represent net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2014 and 2013, attributable to Level 3 investments still held at March 31, 2014 and 2013, was $725 and $1,799, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three months ended March 31, 2014 and 2013, attributable to Level 3 investments still held at March 31, 2014 and 2013, was ($56) and ($23), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2014 and 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2014 were as follows:

						Range
	Fair Value		Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Assets:
Unitranche loans	$87,548		Discounted cash flow	EBITDA multiples	7.2x	3.5x	10.0x
				Market yields	12.4%	8.1%	19.6%
Unitranche loans	$6,458		Enterprise value	EBITDA multiples	5.3x	5.0x	5.5x
Senior secured loans	$69,763		Discounted cash flow	EBITDA multiples	6.5x	3.5x	10.5x
				Market yields	11.7%	6.5%	19.0%
Senior secured loans	$2,432		Enterprise value	EBITDA multiples	0.5x	0.5x	0.5x
Equity securities	$1,124		Enterprise value	EBITDA multiples	8.5x	5.5x	10.0x
Total Level 3 Assets	$167,326	(1)

Liabilities:
Secured borrowings	$6,181		Discounted cash flow	Market yields	4.0%	3.4%	4.6%

(1)  Excludes loans of $57,345 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows:

						Range
	Fair Value		Valuation Technique	Unobservable Input	Mean	Minimum	Maximum
Assets:
Unitranche loans	$96,217		Discounted cash flow	EBITDA multiples	7.3x	3.5x	12.3x
				Market yields	13.3%	8.8%	21.6%
Senior secured loans	$43,066		Discounted cash flow	EBITDA multiples	7.7x	5.0x	10.5x
				Market yields	10.2%	6.2%	14.3%
Senior secured loans	$2,572		Enterprise value	EBITDA multiples	6.6x	6.2x	6.9x
Equity securities	$405		Market comparable companies	EBITDA multiples	9.3x	7.8x	10.0x
Total Level 3 Assets	$142,260	(1)

Liabilities:
Secured borrowings	$7,943		Discounted cash flow	Market yields	4.4%	3.3%	6.2%

(1)  Excludes loans of $65,660 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliated company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the three months ended March 31, 2014 were as follows:

Portfolio Company	Fair Value at December 31, 2013	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at March 31, 2014	Interest Income	Dividend Income
Non-controlled affiliated company investments (1):
BookIt Operating LLC	$-	$5,835	$-	$17	$9	$-	$422	$6,283	$197	$-
Summit Container Corporation	-	3,890	(50)	-	6	-	276	4,122	108	-
Total non-controlled affiliated company investments	$-	$9,725	$(50)	$17	$15	$-	$698	$10,405	$305	$-

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three months ended March 31, 2014 and 2013 were $953 and $587, respectively.

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

Incentive fees for the three months ended March 31, 2014 and 2013 were $917 and $431, respectively. Of the $917 and $431 in accrued incentive fees for the three months ended March 31, 2014 and 2013, $107 and $169 related to the second part of the incentive fee (based upon net realized and unrealized gains and losses), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into the Administration Agreement with Monroe Capital Management Advisors, LLC, (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Amounts payable for administrative expenses covered under the Administration Agreement to MC Management in any quarter through the quarter ending December 31, 2013 were limited to the greater of (i) 0.375% of the Company’s average invested assets for such quarter and (ii) $375. For the three months ended March 31, 2014 and 2013, the Company incurred $549 and $504 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, respectively, of which $201 and $178, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2014 and December 31, 2013, $201 and $178 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company has entered into a license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company will have a right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as the Advisor or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name.

As of March 31, 2014 and December 31, 2013, the Company had payable to members of the Board of $35 and $72, respectively, representing accrued and unpaid compensation.

Note 7. Borrowings

Revolving Credit Facility: As of March 31, 2014 and December 31, 2013, the Company had $94,500 and $76,000 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of March 31, 2014, the maximum amount the Company was able to borrow under the revolving credit facility is $110,000 and this maximum borrowing can be increased to $200,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2014 and 2013 was 3.5% and 4.0%, respectively. The interest rate of 3.44% on borrowings outstanding at March 31, 2014 is based on one-month LIBOR. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three months ended March 31, 2014 and 2013 was 0.5% and 0.5%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and its continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of assets on the last day or each quarter or (b) 80% of the net proceeds to the Company from this offering plus 50% of the net proceeds of the sales of the Company’s securities after the effectiveness of the revolving credit facility; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

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

As of March 31, 2014, secured borrowings at fair value totaled $6,181 and the fair value of the loans that are associated with these secured borrowings was $21,011. As of December 31, 2013, secured borrowings at fair value totaled $7,943 and the fair value of the loans that are associated with these secured borrowings was $22,701. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the three months ended March 31, 2014. During the three months ended March 31, 2014 and 2013, repayments on secured borrowings totaled $1,818 and $293, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended March 31,
	2014	2013
Interest expense – credit facility	$701	$498
Amortization of deferred financing costs	133	115
Interest expense – secured borrowings	121	80
Other	12	2
Total interest and other debt financing expenses	$967	$694

Note 8. Distributions

The Company’s distributions are recorded on the record date.

The following table summarizes distributions declared during the three months ended March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(1)	—	$—

Total distributions declared			$0.34	$3,304		—	$—

_______________

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.

The following table summarizes distributions declared during the three months ended March 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955	14,290	$215

Total distributions declared			$0.34	$1,955	14,290	$215

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2014 and December 31, 2013, the Company had $6,068 and $1,648, respectively, in outstanding commitments to fund investments under undrawn revolvers.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Per share data:
Net asset value at beginning of period	$13.92	$14.54
Net investment income (1)	0.32	0.26
Net gain (loss) on investments and secured borrowings (1)	0.06	0.31
Net increase in net assets from operations (1)	0.38	0.57
Stockholder distributions (2)	(0.34)	(0.34)
Other (3)	0.03	0.01
Net asset value at end of period	$13.99	$14.78

Net assets at end of period	$135,068	$85,194
Shares outstanding at end of period	9,656,203	5,764,393
Per share market value at end of period	$13.53	$15.04
Total return based on market value (4)	13.68%	3.71%
Total return based on net asset value (5)	2.70%	3.95%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	9.29%	7.22%
Ratio of interest and other debt financing expenses to average net assets (6)	2.87%	3.34%

Ratio of expenses (without incentive fees) to average net assets (6)	7.33%	8.58%
Ratio of incentive fees to average net assets (7)	0.67%	2.07%
Ratio of total expenses to average net assets (8)	8.01%	10.65%
Average debt outstanding	$73,650	$47,311
Average debt outstanding per share	$7.55	$8.23
Portfolio turnover (6)	9.41%	4.88%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2014 and 2013, less than $0.01 per share and approximately $0.08 per share for the three months ended March 31, 2014 and 2013, respectively, would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the initial public offering price on the first day and a sale at the current market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period. Total investment return does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Ratios are annualized.
(7)	Ratios are not annualized.
(8)	All expenses other than incentive fees are annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us,” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2014. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the ability of our Monroe Capital BDC Advisors, LLC (“MC Advisors”) to locate suitable investments for us and to monitor our investments; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were incorporated under the Maryland General Corporation Law on February 9, 2011. We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.

Our shares are currently listed on the NASDAQ Global Market under the symbol “MRCC.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2014, our portfolio included approximately 45.7% senior secured debt, 41.9% unitranche secured debt, 11.9% junior secured debt and 0.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MCC SBIC commenced operations on September 16, 2013. On April 24, 2014, MCC SBIC received a commitment letter from the SBA for SBA-guaranteed debentures of $20.0 million. MCC SBIC has not yet issued any SBA-guaranteed debentures. See “SBIC Subsidiary ” below for more information.

Investment income

We generate interest income on the debt investments in portfolio companies that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. Interest and dividend income is recorded on the accrual basis to the extent we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of fees to MC Advisors under the Investment Advisory and Management Agreement (management and incentive fees), and the payment of fees to Monroe Capital Management Advisors, LLC (“MC Management”) for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our revolving credit facility and our secured borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss) on investments and secured borrowings

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment or derivative instrument without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and secured borrowings within net change in unrealized appreciation (depreciation) on investments and net change in unrealized (appreciation) depreciation on secured borrowings, respectively, in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended March 31, 2014, we invested $31.8 million in eight new portfolio companies and $4.2 million in two existing portfolio companies and had $20.1 million in aggregate amount of principal repayments, resulting in net investments of $15.9 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	March 31, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$102,698	45.7%	10.1%	10.1%
Unitranche loans	94,006	41.9	10.4	12.0
Junior secured loans	26,843	11.9	9.6	9.6
Equity securities	1,124	0.5	n/a	n/a
Total	$224,671	100.0%	10.2%	10.8%

	December 31, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$88,963	42.8%	9.8%	9.8%
Unitranche loans	96,217	46.3	10.2	11.8
Junior secured loans	22,335	10.7	9.4	9.4
Equity securities	405	0.2	n/a	n/a
Total	$207,920	100.0%	9.9%	10.7%

(1)	Based upon the par value of our debt investments.

n/a – not applicable

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Services: Business	$31,956	14.2%	$28,692	13.8%
Healthcare & Pharmaceuticals	30,990	13.8	30,639	14.7
Consumer Goods: Durable	23,478	10.5	23,805	11.4
Consumer Goods: Non-Durable	22,885	10.2	23,404	11.3
Retail	21,196	9.4	21,161	10.2
Media: Advertising, Printing & Publishing	17,848	7.9	17,822	8.6
Automotive	16,055	7.2	15,100	7.2
High Tech Industries	15,969	7.1	9,530	4.6
Hotels, Gaming & Leisure	13,194	5.9	7,198	3.4
Banking, Finance, Insurance & Real Estate	7,567	3.4	7,566	3.6
Containers, Packaging & Glass	6,132	2.7	1,980	1.0
Energy: Oil & Gas	4,955	2.2	4,875	2.3
Capital Equipment	4,233	1.9	4,271	2.1
Services: Consumer	3,134	1.4	3,104	1.5
Beverage, Food & Tobacco	3,075	1.4	3,034	1.5
Media: Diversified & Production	1,005	0.4	—	—
Construction and Building	999	0.4	1,012	0.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics and Rubber	—	—	1,013	0.5
Total	$224,671	100.0%	$207,920	100.0%

Portfolio Asset Quality

MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process and projections developed by Monroe Capital LLC both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts will monitor performance using standard industry software tools to provide consistent disclosure of performance. MC Advisors also monitors our investment exposure using a proprietary trend analysis tool. When necessary, MC Advisors will update our internal risk ratings, borrowing base criteria and covenant compliance reports.

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

Our investment performance ratings do not constitute any ratings of investments by a nationally recognized statistical rating organization or reflect any third-party assessment of any of our investments

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors intends to form a team or engage outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital LLC’s professionals are experienced in running work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	191,898	85.4
3	32,773	14.6
4	—	—
5	—	—
Total	$224,671	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	189,899	91.3
3	18,021	8.7
4	—	—
5	—	—
Total	$207,920	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013

Total investment income	$6,516	$3,719
Total expenses	3,386	2,216

Net investment income	3,130	1,503
Net realized gain (loss) on investments	44	21
Net change in unrealized appreciation (depreciation) on investments	550	1,799
Net change in unrealized (appreciation) depreciation on secured borrowings	(56)	(23)

Net increase (decrease) in net assets resulting from operations	$3,668	$3,300

Investment Income

For the three months ended March 31, 2014 and 2013, total investment income was $6.5 million and $3.7 million, of which $5.9 million and $3.6 million was attributable to portfolio interest and $0.6 and $0.1 million to other income (including amortization of discounts and origination fees, paydown gains (losses), and dividend income), respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Interest and other debt financing expenses	$967	$694
Base management fees	953	587
Incentive fees	917	431
General & administrative expenses	549	504
Total operating expenses	$3,386	$2,216

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Interest expense – credit facility	$701	$498
Amortization of deferred financing costs	133	115
Interest expense – secured borrowings	121	80
Other	12	2
Total interest and other debt financing expenses	$967	$694

Net Realized Gain (Loss) on Investments

Sales and principal repayments totaled $20.1 million and $6.6 million for the three months ended March 31, 2014 and 2013, resulting in $44 thousand and $21 thousand of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended March 31, 2014 and 2013, our investments had $0.6 million and $1.8 million of net unrealized appreciation (depreciation), respectively. For the three months ended March 31, 2014 and 2013, our secured borrowings had ($56) thousand and ($23) thousand of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $3.7 million and $3.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2014 and 2013, our per share net increase in net assets resulting from operations was $0.38 and $0.57, respectively.

Liquidity and Capital Resources

As of March 31, 2014, we had $9.4 million in cash and $94.5 million of total debt outstanding on our revolving credit facility and $15.5 million available for additional borrowings on our revolving credit facility. See “Borrowings — Credit Facility” for additional information.

Cash Flows

For the three months ended March 31, 2014, we experienced a net decrease in cash of $5.2 million. During the same period we used $14.8 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $9.5 million from financing activities, principally from net borrowings on our revolving credit facility, partially offset by distributions to stockholders and repurchases of our common stock.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 9, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations.  As of March 31, 2014 and December 31, 2013, we had 9,656,203 and 9,918,269 shares outstanding, respectively.

Borrowings

Revolving Credit Facility:   As of March 31, 2014 and December 31, 2013, we had $94.5 million and $76.0 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of March 31, 2014, the maximum amount we are able to borrow under the revolving credit facility is $110.0 million and this maximum borrowing can be increased to $200.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2014 and 2013 was 3.5% and 4.0%, respectively. The interest rate of 3.44% on borrowings outstanding at March 31, 2014 is based on one-month LIBOR. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the year ended March 31, 2014 and 2013 was 0.5% and 0.5%, respectively.

Our ability to borrow under the revolving credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the revolving credit facility. Our revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day or each quarter or (b) 80% of the net proceeds to us from our initial offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving credit facility; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the revolving credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with our financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under our revolving credit facility and fail to remedy such default under any applicable grace period, if any, then our entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

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

 Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”), because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on our accompanying consolidated statements of assets and liabilities and we recorded the portion sold as a secured borrowing in the liabilities section of our consolidated statements of assets and liabilities. For these partial loan sales, we record the interest earned on the entire loan balance within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in our accompanying consolidated statements of operations.

As of March 31, 2014, secured borrowings at fair value totaled $6.2 million and the fair value of the loans that are associated with these secured borrowings was $21.0 million. These secured borrowings were created as a result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during the three months ended March 31, 2014. During the three months ended March 31, 2014 and 2013, repayments on secured borrowings totaled $1.8 million and $0.3 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.0% and 4.3% as of March 31, 2014 and December 31, 2013, respectively.

Share Repurchase Plan

On November 11, 2013, our Board approved a share repurchase plan (the “Plan”) under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Plan may be implemented over the twelve months following the approval, at the discretion of management.

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

During the three months ended March 31, 2014, we repurchased 262,066 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $3.4 million. Since the approval of the Plan, we have repurchased 346,869 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $4.4 million.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2014 and 2013 totaled $3.3 million ($0.34 per share) and $2.0 million ($0.34 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2014 and 2013, less than $0.01 per share and approximately $0.08 per share, respectively, would have been characterized as a tax return of capital to stockholders.

SBIC Subsidiary

On February 28, 2014, our wholly-owned subsidiary, MCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958. MCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to MCC SBIC’s assets over our stockholders in the event we liquidate MCC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by MCC SBIC upon an event of default. On April 24, 2014, MCC SBIC received a commitment letter from the SBA for SBA-guaranteed debentures of $20.0 million. MCC SBIC has not yet issued any SBA-guaranteed debentures.

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

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies—Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitment and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2014 and December 31, 2013, we had $6.1 million and $1.6 million in outstanding commitments to fund investments under an undrawn revolvers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

 Market Trends

We have identified the following trends that may affect our business:

Target Market: We believe that small and middle-market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital LLC, and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted or thinly-traded securities, our Board, together with our independent valuation firms, value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations.

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory and Management Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the Investment Advisory and Management Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $0.1 million and $0.2 million, respectively, based on the performance of our portfolio, of which only $9 thousand and $4 thousand, respectively, was related to realized capital gains and was therefore payable to MC Advisors.

New Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance became effective for us on January 1, 2014 and did not have a material impact on our consolidated financial position or disclosures.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2014 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$—	$(177.2)	$177.2
Up 100 basis points	271.2	983.2	(712.0)
Up 200 basis points	2,193.2	1,985.6	207.6
Up 300 basis points	4,422.7	2,992.4	1,430.3

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, at the end of the period covered by our Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We, MC Advisors and MC Management, are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The number and average price of shares of common stock purchased during the three months ended March 31, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2014 to January 31, 2014	142,322	$12.71	142,322	$4,659,299
February 1, 2014 to February 28, 2014	75,243	$13.13	75,243	$3,671,409
March 1, 2014 to March 31, 2014	44,501	$13.28	44,501	$3,080,375
Total	262,066	$12.93	262,066

(1)	On November 11, 2013, our Board approved a share repurchase plan under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The stock repurchase plan may be implemented over the next twelve months at the discretion of management. Stock repurchases under this plan began during December 2013.

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

Date: May 12, 2014	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: May 12, 2014	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

