Form 10-Q
period 2014-06-30
MONROE CAPITAL Corp
filed 2014-08-11
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, the registrant had 9,517,910 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, at fair value
Non-controlled/non-affiliate company investments, at fair value (cost of: $230,152 and $206,945, respectively)	$231,007	$207,920
Non-controlled affiliated company investments, at fair value (cost of: $7,117 and $0, respectively)	6,653	-
Total investments, at fair value (cost of: $237,269 and $206,945, respectively)	237,660	207,920
Cash	4,897	14,603
Receivable for open trades	58	-
Interest receivable	960	638
Deferred financing costs, net	2,217	2,091
Other assets	496	429
Total assets	246,288	225,681

LIABILITIES
Revolving credit facility	95,500	76,000
SBA debentures payable	8,000	-
Secured borrowings, at fair value (proceeds of $6,650 and $7,997, respectively)	6,527	7,943
Payable for open trades	-	840
Interest payable	135	239
Management fees payable	1,030	845
Incentive fees payable	980	1,067
Accounts payable and accrued expenses	931	655
Total liabilities	113,103	87,589

Net assets	$133,185	$138,092

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 9,559 and 9,918 shares issued and outstanding, respectively	$10	$10
Capital in excess of par value	135,353	140,038
Accumulated distributions in excess of net investment income	(2,692)	(2,985)
Accumulated net realized gain (loss) on investments	-	-
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	514	1,029
Total net assets	$133,185	$138,092

Net asset value per share	$13.93	$13.92

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$6,883	$3,752	$13,291	$7,471
Non-controlled affiliated company investments	163	-	271	-
Total investment income	7,046	3,752	13,562	7,471

Operating expenses:
Interest and other debt financing expenses	1,115	680	2,082	1,374
Base management fees	1,030	618	1,983	1,205
Incentive fees	667	374	1,584	805
Professional fees	298	209	489	425
Administrative service fees	217	137	418	315
General and administrative expenses	205	184	362	294
Total expenses	3,532	2,202	6,918	4,418

Net investment income	3,514	1,550	6,644	3,053

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	161	125	205	146
Net realized gain (loss) on investments	161	125	205	146

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(1,243)	313	(968)	2,111
Non-controlled affiliated company investments	110	-	385	-
Net change in unrealized appreciation (depreciation) on investments	(1,133)	313	(583)	2,111

Net change in unrealized (appreciation) depreciation on secured borrowings	124	-	68	(22)

Net gain (loss) on investments and secured borrowings	(848)	438	(310)	2,235

Net increase (decrease) in net assets resulting from operations	$2,666	$1,988	$6,334	$5,288

Per common share data:
Net investment income per share - basic and diluted	$0.37	$0.27	$0.69	$0.53

Net increase in net assets resulting from operations per share - basic and diluted	$0.28	$0.34	$0.65	$0.92

Weighted average common shares outstanding - basic and diluted	9,582	5,765	9,671	5,758

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated distributions in excess of	Accumulated net realized	Accumulated net unrealized appreciation (depreciation) on investments and
	Number of shares	Par value	excess of par value	net investment income	gain (loss) on investments	secured borrowings	Total net assets

Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$-	$160	$83,634
Net increase in net assets resulting from operations	-	-	-	3,053	146	2,089	5,288
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	28	-	417	(3,914)	-	-	(3,497)

Balances at June 30, 2013	5,778	$6	$85,050	$(2,026)	$146	$2,249	$85,425

Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$-	$1,029	$138,092
Net increase in net assets resulting from operations	-	-	-	6,644	205	(515)	6,334
Stockholder distributions paid	-	-	-	(6,351)	(205)	-	(6,556)
Repurchases of common stock	(359)	-	(4,685)	-	-	-	(4,685)

Balances at June 30, 2014	9,559	$10	$135,353	$(2,692)	$-	$514	$133,185

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,334	$5,288
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	583	(2,111)
Net change in unrealized appreciation (depreciation) on secured borrowings	(68)	22
Net realized (gain) loss on investments	(205)	(146)
Paid-in-kind interest income	(329)	(68)
Net accretion of discounts and amortization of premiums	(311)	(90)
Proceeds from principal payments and sales of investments	41,616	14,767
Purchases of investments	(71,094)	(23,264)
Amortization of deferred financing costs	267	230
Changes in operating assets and liabilities:
Receivable for open trades	(58)	-
Interest receivable	(322)	(24)
Other assets	(67)	(398)
Payable for open trades	(281)	-
Interest payable	(104)	130
Management fees payable	185	300
Incentive fees payable	(87)	544
Accounts payable and accrued expenses	276	246
Net cash provided by (used in) operating activities	(23,665)	(4,574)

Cash flows from financing activities
Borrowings on credit facility	44,000	20,000
Repayments of credit facility	(24,500)	(23,000)
SBA debentures borrowings	8,000	-
Payments of deferred financing costs	(394)	-
Proceeds from secured borrowings	-	10,000
Repayments on secured borrowings	(1,347)	(586)
Repurchases of common stock	(5,244)	-
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $0 and $417, respectively)	(6,556)	(3,497)
Net cash provided by (used in) financing activities	13,959	2,917

Net increase (decrease) in cash	(9,706)	(1,657)
Cash, beginning of period	14,603	4,060
Cash, end of period	$4,897	$2,403

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,643	$820

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal/Shares	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alliance Time Holdings, LLC	Retail	L+11.50%	10.00% Cash/3.00% PIK		12/24/2018	$9,656	$9,436	$9,510	7.1%
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%		9/13/2018	11,661	11,431	11,719	8.8%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%		9/13/2018	1,336	-	-	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%		2/9/2018	6,264	6,170	6,170	4.6%
BCC Software, LLC (g)	High Tech Industries	L+8.00%	9.00%		6/20/2019	3,000	2,955	2,955	2.2%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%		6/20/2019	469	-	-	0.0%
BookIt Operating LLC	Hotels, Gaming & Leisure	L+12.50%	12.00% Cash/2.00% PIK		1/10/2019	5,897	5,747	5,706	4.3%
Cornerstone Detention Products, Inc. (h)	Construction and Building	L+9.50%	9.50% Cash/1.00% PIK		4/8/2019	4,886	4,793	4,867	3.7%
EB Employee Solutions, LLC (g)	Services: Business	L+8.50%	10.00%		2/28/2019	4,000	3,901	3,900	2.9%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%		5/6/2017	5,242	5,240	5,268	4.0%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK	(m)	5/7/2019	5,700	5,547	5,737	4.3%
Gracelock Industries, LLC (Revolver)(f)	Wholesale	L+9.50%	9.65%		5/7/2019	4,347	2,446	2,446	1.8%
Landpoint, LLC	Energy: Oil & Gas	L+12.25%	11.50% Cash/2.25% PIK	(n)	12/20/2018	4,875	4,764	4,877	3.7%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+10.00%	11.50%		12/20/2018	313	-	-	0.0%
O'Brien Industrial Holdings, LLC (i)	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK		5/13/2019	6,500	6,340	6,490	4.9%
O'Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%		5/13/2019	2,844	-	-	0.0%
Output Services Group, Inc.	Services: Business	L+8.00%	9.50%		12/17/2018	6,773	6,635	6,715	5.0%
Output Services Group, Inc. (Revolver)(f)	Services: Business	L+4.50%	4.66%		12/17/2018	1,297	778	761	0.6%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%		10/4/2018	13,650	13,481	13,705	10.3%
PD Products, LLC (Revolver)	Consumer Goods: Non-Durable	L+10.50%	12.00%		10/4/2018	2,500	925	925	0.7%
Rocket Dog Brands LLC (j)	Consumer Goods: Non-Durable	n/a	10.00%		5/2/2019	1,007	1,007	1,007	0.8%
SafeNet, Inc.	High Tech Industries	L+4.50%	5.50%		3/5/2020	998	990	1,002	0.8%
SNI Companies (k)	Services: Business	L+9.00%	10.00%		12/31/2018	7,245	7,089	7,249	5.4%
SNI Companies (Revolver) (f)	Services: Business	L+9.00%	10.00%		12/31/2018	1,250	-	-	0.0%
Summit Container Corporation (h) (j)	Containers, Packaging & Glass	L+9.00%	11.00%		1/6/2019	3,900	3,802	3,914	2.9%
Summit Container Corporation (Revolver)(f) (j)	Containers, Packaging & Glass	L+9.00%	11.00%		1/6/2019	1,000	-	-	0.0%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%		8/22/2018	4,750	4,709	4,762	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%		7/22/2016	2,838	2,826	2,824	2.1%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK		5/8/2019	7,703	7,550	7,718	5.8%
Willbros Group Inc.	Construction and Building	L+9.75%	11.00%		8/7/2019	883	856	900	0.7%
Total Senior Secured Loans						132,784	119,418	121,127	90.9%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%		6/5/2018	7,725	7,511	7,655	5.8%
Collaborative Neuroscience Network, LLC (l)	Healthcare & Pharmaceuticals	L+11.50%	13.00%		12/27/2017	8,620	8,480	8,280	6.2%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.00%	8.25%		12/27/2017	10,660	10,373	10,607	8.0%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/2.00% PIK		4/17/2017	4,388	4,388	4,265	3.2%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%		10/7/2018	14,711	14,472	14,644	11.0%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%		4/3/2017	8,063	8,000	5,869	4.4%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%		7/31/2017	7,000	7,000	7,105	5.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%		7/17/2017	3,000	3,000	3,030	2.3%
LAI International, Inc.	Services: Business	L+10.82%	12.32%		2/27/2017	4,937	4,938	4,780	3.6%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK		12/27/2017	4,547	4,464	4,593	3.4%
Playtime, LLC (l)	Hotels, Gaming & Leisure	L+7.50%	9.00%		12/4/2017	6,677	6,579	6,293	4.7%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%		6/25/2018	5,100	4,988	5,159	3.9%
TPP Acquisition, Inc. (l)	Retail	L+9.00%	10.50%		12/17/2017	5,953	5,842	6,042	4.5%
Update, Inc.	Services: Business	L+7.75%	9.25%		3/14/2018	1,434	1,408	1,434	1.1%
Total Unitranche Loans						92,815	91,443	89,756	67.4%

Junior Secured Loans
Answers Corporation	High Tech Industries	L+10.00%	11.00%		6/19/2020	4,500	4,414	4,534	3.4%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%		5/8/2019	2,969	2,943	2,998	2.3%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.50%	8.50%		7/3/2021	3,000	2,987	3,064	2.3%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%		7/1/2020	3,000	2,966	3,069	2.3%
Rocket Dog Brands LLC (j)	Consumer Goods: Non-Durable	n/a	15.00% PIK		5/20/2020	1,340	1,341	1,314	1.0%
SafeNet, Inc.	High Tech Industries	L+7.50%	8.50%		3/5/2021	1,000	983	1,010	0.8%
SumTotal Systems LLC	High Tech Industries	L+9.00%	10.25%		5/16/2019	2,750	2,725	2,695	2.0%
Tectum Holdings, Inc.	Automotive	L+8.00%	9.00%		3/12/2019	6,750	6,721	6,733	5.1%
Total Junior Secured Loans						25,309	25,080	25,417	19.1%

Equity Securities
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity)(o)	Hotels, Gaming & Leisure	-	-		12/21/2023	-	-	347	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (o)	Healthcare & Pharmaceuticals	-	-		12/27/2022	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (o)	Services: Consumer	-	-		-	-	74	74	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affilated entities of the company) (o)	Metals & Mining	-	-		5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (o)	Services: Business	-	-		12/17/2022	-	-	396	0.3%
Playtime, LLC - Preferred Units (8,665 units) (o)	Hotels, Gaming & Leisure	-	-		-	-	200	6	0.0%
Rocket Dog Brands LLC - Common Units (75,502 units) (j)	Consumer Goods: Non-Durable	-	-		-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (j)	Consumer Goods: Non-Durable	-	15.00% PIK	(p)	-	-	967	107	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)(j)	Containers, Packaging & Glass	-	-		1/6/2014	-	-	311	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (o)	Retail	-	-		-	-	86	119	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (o)	Retail	-	-		-	-	1	-	0.0%
Total Equity Securities						-	1,328	1,360	1.0%
TOTAL INVESTMENTS							$237,269	$237,660	178.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Willbros Group, Inc., which is a public company with aggregate market value of outstanding equity in excess of $250,000. Nonqualified assets totaled $900, or 0.4% of the total assets at June 30, 2014.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $133,185 as of June 30, 2014.
(e)	A portion of this loan (par of $4,813) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	All or a portion of this commitment was unfunded at June 30, 2014. As such, interest is earned only on the funded portion of this commitment.
(g)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.

(h)	A portion of this loan (par of $2,932) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(i)	A portion of this loan (par of $2,000) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three months ended June 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(k)	A portion of this loan (par of $3,864) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(l)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(m)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(n)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $337,500.
(o)	Represents less than 5% ownership of the class and the portfolio company.
(p)	This position is currently on non-accrual status.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/Shares	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alliance Time Holdings, LLC	Retail	L+11.50%	10.00% Cash/3.00% PIK	12/24/2018	$10,000	$9,751	$9,750	7.1%
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	11,964	11,707	11,874	8.6%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	-	-	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%	2/9/2018	2,910	2,910	2,821	2.0%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,350	5,348	5,350	3.9%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+4.25%	5.25%	7/26/2018	748	745	756	0.5%
Hoffmaster Group, Inc.	Consumer Goods: Non-Durable	L+5.25%	6.50%	1/3/2018	1,000	986	1,001	0.7%
Keystone Automotive Holdings, Inc.	Automotive	L+5.75%	7.00%	8/15/2019	4,988	4,915	4,987	3.6%
Landpoint, LLC (g)	Energy: Oil & Gas	L+11.00%	9.50% Cash/2.25% PIK	12/20/2018	5,000	4,875	4,875	3.5%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+8.00%	9.50%	12/20/2018	313	-	-	0.0%
Latisys Holdings Corp.	High Tech Industries	L+5.25%	6.50%	3/6/2019	1,990	1,983	1,989	1.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,714	3,714	3,714	2.7%
Output Services Group, Inc.	Services: Business	L+8.00%	9.50%	12/17/2018	7,000	6,843	6,843	5.0%
Output Services Group, Inc. (Revolver)	Services: Business	L+4.50%	4.66%	12/17/2018	778	778	760	0.6%
PD Products, LLC (Revolver)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	425	425	425	0.3%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	14,000	13,811	14,056	10.2%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,158	3,127	3,158	2.3%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,668	1.2%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	201	201	157	0.1%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	3,082	3,082	2,415	1.7%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	8/22/2018	4,875	4,828	4,912	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,919	2,906	2,904	2.1%
Willbros Group, Inc.	Construction and Building	L+9.75%	11.00%	8/7/2019	998	963	1,012	0.7%
Zest Holdings, LLC	Consumer Goods: Durable	L+5.50%	6.50%	8/16/2020	3,554	3,491	3,536	2.6%
Total Senior Secured Loans					91,970	89,039	88,963	64.4%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,725	7,498	7,891	5.7%
Collaborative Neuroscience Network, LLC (h)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,500	9,321	9,510	6.9%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,336	10,724	7.8%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,487	4,487	4,271	3.1%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	15,000	14,744	15,053	10.9%
Fabco Automotive Corporation	Automotive	L+8.25%	9.25%	4/3/2017	8,063	7,993	7,207	5.2%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	7,098	5.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%	7/17/2017	3,000	3,000	3,060	2.2%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,313	4,313	3,970	2.9%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	5,173	5,066	5,217	3.8%
Playtime, LLC (h)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,977	6,863	6,998	5.0%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,979	5,087	3.7%
TPP Acquisition, Inc. (h)	Retail	L+9.00%	10.50%	12/17/2017	6,120	5,994	6,193	4.5%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	3,998	3,919	3,938	2.8%
Total Unitranche Loans					97,116	95,513	96,217	69.6%

Junior Secured Loans
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	2,000	1,962	1,980	1.4%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,941	2,992	2.2%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.50%	8.50%	7/3/2021	3,000	2,984	3,034	2.2%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+8.25%	9.25%	1/26/2019	750	743	758	0.6%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,961	3,030	2.2%
Road Infrastructure Investment, LLC	Chemicals, Plastics & Rubber	L+9.00%	10.25%	9/30/2018	1,000	996	1,012	0.7%
StoneRiver Group, L.P.	Services: Business	L+7.25%	8.50%	5/30/2020	329	328	333	0.2%
SumTotal Systems LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,750	2,718	2,716	2.0%
TriNet Group Inc.	Services: Business	L+7.75%	8.75%	8/19/2019	5,000	4,902	4,958	3.6%
US Renal Care, Inc.	Healthcare & Pharmaceuticals	L+7.50%	8.50%	1/3/2020	1,500	1,497	1,522	1.1%
Total Junior Secured Loans					22,298	22,032	22,335	16.2%

Equity Securities (i)
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units)	Services: Consumer	-	-	-	-	74	74	0.1%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)	Services: Business	-	-	12/17/2022	-	-	-	0.0%
Playtime, LLC - Preferred Units (8,665 units)	Hotels, Gaming & Leisure	-	-	-	-	200	200	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	Retail	-	-	-	-	86	127	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	Retail	-	-	-	-	1	4	0.0%
Total Equity Securities					-	361	405	0.3%
TOTAL INVESTMENTS						$206,945	$207,920	150.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands, and Willbros Group Inc., which is a public company with aggregate market value of outstanding equity in excess of $250,000. Nonqualified assets totaled $2,992, or 1.3% of the total assets at December 31, 2013.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $138,092 as of December 31, 2013.
(e)	A portion of this loan (par of $4,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(g)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $337,500.
(h)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investments in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. MRCC SBIC has received a commitment letter from the SBA for SBA-guaranteed debentures of $20,000 and anticipates receiving another commitment for an additional $20,000 during the third quarter of 2014. As of June 30, 2014, MRCC SBIC had $20,000 in regulatory capital, $13,650 in leveragable capital and $8,000 in SBA-guaranteed debentures outstanding. MRCC SBIC may currently borrow up to one times the amount of leveragable capital, and upon reaching leveragable capital of $20,000 may borrow up to two times the amount of regulatory capital, or $40,000, subject to customary regulatory requirements. See Note 7 for additional information.

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

Consolidation

As permitted under Regulation S-X and Accounting Standards Codification (“ASC”) Topic 946 — Financial Services —Investment Companies, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, in its consolidated financial statements beginning with the commencement of their operations in September 2013.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period received. For the three and six months ended June 30, 2014, interest income included $208 and $405 of prepayment and amendment fees. For the three and six months ended June 30, 2013, interest income included zero and $10 of prepayment and amendment fees. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premium is capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,760 and $3,151 as of June 30, 2014 and December 31, 2013, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2014 totaled $723 and $1,483, respectively. For the three and six months ended June 30, 2014, interest income included $150 and $311 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and six months ended June 30, 2013, interest income included $38 and $90 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and six months ended June 30, 2014, interest income included $145 and $373 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and six months ended June 30, 2014, interest income included $199 and $329 of PIK interest, respectively. For the three and six months ended June 30, 2013, interest income included $37 and $68 of PIK interest, respectively. The Company stops accruing PIK income when it is determined that PIK income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the six months ended June 30, 2014, no loans were on non-accrual status. During the three months ended June 30, 2014, the Company’s investments in one portfolio company were restructured and as part of the restructuring the Company received preferred units with a stated PIK interest rate. These preferred units were placed on non-accrual status at the time of the restructuring. There were no other portfolio company investments on non-accrual status for the three and six months ended June 30, 2014 and 2013.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted-average shares outstanding utilized in the calculation of earnings per share for the three and six months ended June 30, 2014 takes into account the Company’s repurchases of its common stock on the repurchase date. There were no stock repurchases during the three and six months ended June 30, 2013. See “Share Repurchase Plan” below for additional information on the Company’s share repurchase plan. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2014 and December 31, 2013, the Company had deferred financing costs of $2,217 and $2,091, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2014 was $134 and $267, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2013 was $115 and $230, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of June 30, 2014 and December 31, 2013, other assets on the consolidated statements of assets and liabilities included $120 and zero, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Share Repurchase Plan

On November 11, 2013, the Board approved a share repurchase plan (the “Plan”) under which up to $7,500 of the Company’s outstanding common stock may be acquired in the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Plan may be implemented over the twelve months following the approval, at the discretion of management. The shares may be purchased from time to time at prevailing market prices in the open market, including through block transactions.

During the three and six months ended June 30, 2014, the Company repurchased 97,411 and 359,477 shares, respectively of common stock in open market transactions for an aggregate cost (including transaction costs) of $1,296 and $4,685, respectively. Since the approval of the Plan, the Company has repurchased 444,280 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5,716. As of June 30, 2014 and December 31, 2013, zero and $559, respectively of these share repurchases were unsettled and included within payable for open trades on the consolidated statements of assets and liabilities. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2014, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2014. The 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2014		December 31, 2013
Amortized Cost:
Senior secured loans	$119,418	50.3%	$89,039	43.0%
Unitranche loans	91,443	38.5	95,513	46.2
Junior secured loans	25,080	10.6	22,032	10.6
Equity securities	1,328	0.6	361	0.2
Total	$237,269	100.0%	$206,945	100.0%

	June 30, 2014		December 31, 2013
Fair Value:
Senior secured loans	$121,127	51.0%	$88,963	42.8%
Unitranche loans	89,756	37.7	96,217	46.3
Junior secured loans	25,417	10.7	22,335	10.7
Equity securities	1,360	0.6	405	0.2
Total	$237,660	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2014		December 31, 2013
Amortized Cost:
West	$64,964	27.4%	$73,674	35.6%
Southeast	55,449	23.4	45,455	22.0
Midwest	46,936	19.8	23,043	11.1
Northeast	37,425	15.8	21,268	10.3
Mid-Atlantic	17,893	7.5	24,819	12.0
Southwest	14,602	6.1	16,724	8.1
International	—	—	1,962	0.9
Total	$237,269	100.0%	$206,945	100.0%

	June 30, 2014		December 31, 2013
Fair Value:
West	$62,340	26.2%	$73,185	35.2%
Southeast	56,445	23.8	45,904	22.1
Midwest	47,752	20.1	23,507	11.2
Northeast	38,126	16.0	21,175	10.2
Mid-Atlantic	18,206	7.7	25,428	12.2
Southwest	14,791	6.2	16,741	8.1
International	—	—	1,980	1.0
Total	$237,660	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2014		December 31, 2013
Amortized Cost:
Services: Business	$32,259	13.6%	$28,580	13.8%
Healthcare & Pharmaceuticals	30,790	13.0	30,263	14.6
Consumer Goods: Non-Durable	22,960	9.7	23,852	11.5
Retail	20,354	8.6	20,811	10.1
Consumer Goods: Durable	18,937	8.0	23,301	11.3
Automotive	17,546	7.4	15,814	7.6
Media: Advertising, Printing & Publishing	17,373	7.3	17,336	8.4
Hotels, Gaming & Leisure	12,526	5.3	7,063	3.4
High Tech Industries	12,068	5.1	9,479	4.6
Wholesale	7,993	3.3	—	—
Media: Diversified & Production	7,550	3.2	—	—
Metals & Mining	6,340	2.7	—	—
Banking, Finance, Insurance & Real Estate	5,943	2.5	7,428	3.6
Construction & Building	5,648	2.4	964	0.4
Energy: Oil & Gas	4,764	2.0	4,875	2.4
Capital Equipment	4,388	1.8	4,487	2.2
Containers, Packaging & Glass	3,802	1.6	1,962	0.9
Services: Consumer	3,041	1.3	3,036	1.5
Beverage, Food & Tobacco	2,987	1.2	2,984	1.4
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	996	0.5
Total	$237,269	100.0%	$206,945	100.0%

	June 30, 2014		December 31, 2013
Fair Value:
Services: Business	$32,494	13.7%	$28,692	13.8%
Healthcare & Pharmaceuticals	30,931	13.0	30,639	14.7
Consumer Goods: Non-Durable	22,325	9.4	23,404	11.3
Retail	20,831	8.8	21,161	10.2
Consumer Goods: Durable	19,237	8.1	23,805	11.4
Media: Advertising, Printing & Publishing	17,712	7.5	17,822	8.6
Automotive	15,426	6.5	15,100	7.2
Hotels, Gaming & Leisure	12,351	5.2	7,198	3.4
High Tech Industries	12,196	5.1	9,530	4.6
Wholesale	8,183	3.4	—	—
Media: Diversified & Production	7,718	3.2	—	—
Metals & Mining	6,886	2.9	—	—
Banking, Finance, Insurance & Real Estate	6,029	2.5	7,566	3.6
Construction & Building	5,767	2.4	1,012	0.5
Energy: Oil & Gas	4,877	2.1	4,875	2.3
Capital Equipment	4,265	1.8	4,271	2.1
Containers, Packaging & Glass	4,224	1.8	1,980	1.0
Services: Consumer	3,144	1.3	3,104	1.5
Beverage, Food & Tobacco	3,064	1.3	3,034	1.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	1,013	0.5
Total	$237,660	100.0%	$207,920	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 4.66% to 15.00% at both June 30, 2014 and December 31, 2013. The maturity dates on the loans outstanding at June 30, 2014 range between July 2016 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of June 30, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$89,756	$89,756
Senior secured loans	—	—	121,127	121,127
Junior secured loans	—	—	25,417	25,417
Equity securities	—	—	1,360	1,360

Total Assets	$—	$—	$237,660	$237,660

Secured borrowings	$—	$—	$6,527	$6,527

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Unitranche loans	$—	$—	$96,217	$96,217
Senior secured loans	—	—	88,963	88,963
Junior secured loans	—	—	22,335	22,335
Equity securities	—	—	405	405

Total Assets	$—	$—	$207,920	$207,920

Secured borrowings	$—	$—	$7,943	$7,943

 The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2014:

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2014	$94,006	$102,698	$26,843	$1,124	$224,671	$6,181
Reclassifications (1)	—	(2,276)	1,309	967	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,681)	1,350	(71)	(731)	(1,133)	—
Net realized gain (loss) on investments	—	97	64	—	161	—
Purchases of investments and other adjustments to cost (2)	97	35,309	44	—	35,450	720
Proceeds from principal payments and sales on investments (3)	(2,666)	(16,051)	(2,772)	—	(21,489)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(124)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(250)
Balance as of June 30, 2014	$89,756	$121,127	$25,417	$1,360	$237,660	$6,527

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2013	$96,217	$88,963	$22,335	$405	$207,920	$7,943
Reclassifications (1)	—	(2,276)	1,309	967	—	—
Net change in unrealized appreciation (depreciation) on investments	(2,391)	1,788	32	(12)	(583)	—
Net realized gains (loss) on investments	—	97	108	—	205	—
Purchases of investments and other adjustments to cost (2)	820	58,490	12,424	—	71,734	—
Proceeds from principal payments and sales on investments (3)	(4,890)	(25,935)	(10,791)	—	(41,616)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(68)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,347)
Balance as of June 30, 2014	$89,756	$121,127	$25,417	$1,360	$237,660	$6,527

(1) Represents reclassifications due to restructuring of the investments in portfolio companies.

(2) Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(3) Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2013:

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2013	$81,397	$40,790	$11,883	$271	$224,671	$9,730
Net change in unrealized appreciation (depreciation) on investments	299	(38)	12	40	(313)	—
Net realized gain (loss) on investments	84	28	13	—	125	—
Purchases of investments and other adjustments to cost (1)	12,522	1,488	2,959	128	17,097	—
Proceeds from principal payments and sales on investments (2)	(4,367)	(3,266)	(539)	(40)	(8,212)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	—
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(294)
Balance as of June 30, 2013	$89,935	$39,002	$14,328	$399	$143,664	$9,436

	Investments
	Unitranche loans	Senior secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2012	$75,487	$45,332	$11,662	$271	$132,752	$—
Net change in unrealized appreciation (depreciation) on investments	1,634	211	226	40	2,111	—
Net realized gains (loss) on investments	104	29	13	—	146	—
Purchases of investments and other adjustments to cost (1)	18,834	1,494	2,966	128	23,422	—
Proceeds from principal payments and sales on investments (2)	(6,124)	(8,064)	(539)	(40)	(14,767)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	22
Proceeds from secured borrowings	—	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	—	(586)
Balance as of June 30, 2013	$89,935	$39,002	$14,328	$399	$143,664	$9,436

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2014, attributable to Level 3 investments still held at June 30, 2014, was ($923) and ($250), respectively. The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2013, attributable to Level 3 investments still held at June 30, 2013, was $441 and $2,152, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and six months ended June 30, 2014, attributable to Level 3 investments still held at June 30, 2014, was $124 and $68, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and six months ended June 30, 2013, attributable to Level 3 investments still held at June 30, 2013, was zero and ($22), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2014 and 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2014 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Unitranche loans	$82,451		Discounted cash flow	EDITDA multiples	7.3	x	3.5	x	11.0	x
				Market yields	13.1%		9.3%		20.6%
Unitranche loans	$5,869		Combination of discounted cash flow and enterprise value	EBITDA multiples	5.3	x	5.0	x	5.5	x
				Market yields	24.6%		22.0%		27.3%
Senior secured loans	$103,779		Discounted cash flow	EBITDA multiples	6.5	x	3.5	x	10.5	x
				Market yields	12.2%		6.0%		18.0%
Senior secured loans	$1,007		Enterprise value	Revenue multiples	0.5	x	0.4	x	0.5	x
Junior secured loans	$1,314		Enterprise value	Revenue multiples	0.5	x	0.4	x	0.5	x
Equity securities	$1,360		Enterprise value	EBITDA multiples	6.7	x	3.5	x	10.0	x
Total Level 3 Assets	$195,780	(1)

Liabilities:
Secured borrowings	$6,257		Discounted cash flow	Market yields	5.4%		3.3%		9.1%

(1)	Excludes loans of $41,880 fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Unitranche loans	$96,217		Discounted cash flow	EBITDA multiples	7.3	x	3.5	x	12.3	x
				Market yields	13.3%		8.8%		21.6%
Senior secured loans	$43,066		Discounted cash flow	EBITDA multiples	7.7	x	5.0	x	10.5	x
				Market yields	10.2%		6.2%		14.3%
Senior secured loans	$2,572		Enterprise value	EBITDA multiples	6.6	x	6.2	x	6.9	x
Equity securities	$405		Market comparable companies	EBITDA multiples	9.3	x	7.8	x	10.0	x
Total Level 3 Assets	$142,260	(1)

Liabilities:
Secured borrowings	$7,943		Discounted cash flow	Market yields	4.4%		3.3%		6.2%

(1)	Excludes loans of $65,660 at fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

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

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliated company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the six months ended June 30, 2014 were as follows:

Portfolio Company	Fair Value at December 31, 2013	Transfers in due to restructuring	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at June 30, 2014	Interest Income	Dividend Income
Non-controlled affiliated company investments (1) :
Rocket Dog Brands LLC (2)	$-	$2,433	$-	$-	$32	$-	$-	$(37)	$2,428	$49	$-
Summit Container Corporation	-	-	3,890	(97)	-	10	-	422	4,225	222	-
Total non-controlled affiliated company investments	$-	$2,433	$3,890	$(97)	$32	$10	$-	$385	$6,653	$271	$-

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company’s investment in Rocket Dog Brands LLC was restructured on May 2, 2014, resulting in the Company obtaining greater than 5% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and six months ended June 30, 2014 were $1,030 and $1,983, respectively. Base management fees for the three and six months ended June 30, 2013 were $618 and $1,205, respectively.

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

Incentive fees for the three and six months ended June 30, 2014 were $667 and $1,584, respectively. Incentive fees for the three and six months ended June 30, 2014, consisted of part one incentive fees (based on net investment income) of $836 and $1,645, respectively, reduced by the second part of the incentive fee (based upon net realized and unrealized gains and losses) of ($169) and ($62), respectively. Incentive fees for the three and six months ended June 30, 2013 were $374 and $805, respectively. Of the $374 and $805 in accrued incentive fees for the three and six months ended June 30, 2013, $152 and $322 related to the second part of the incentive fee (based upon net realized and unrealized gains and losses), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into the Administration Agreement with Monroe Capital Management Advisors, LLC, (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Administrative expenses for the three and six months ended June 30, 2013 were limited to the greater of (i) 0.375% of the Company’s average invested assets for such quarter and (ii) $375 by the Administrative Agreement. For the three and six months ended June 30, 2014, the Company incurred $720 and $1,269 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, respectively, of which $217 and $418, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2013, the Company incurred $530 and $1,034 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, respectively, of which $137 and $315, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2014 and December 31, 2013, $209 and $178 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of June 30, 2014 and December 31, 2013, the Company had payable to members of the Board of zero and $72, respectively, representing accrued and unpaid compensation.

Note 7. Borrowings

Revolving Credit Facility: As of June 30, 2014 and December 31, 2013, the Company had $95,500 and $76,000 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of June 30, 2014, the maximum amount the Company was able to borrow under the revolving credit facility is $110,000 and this maximum borrowing can be increased to $200,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2014 was 3.6% and 3.7%, respectively. The interest rate of 3.44% on borrowings outstanding at June 30, 2014 is based on one-month LIBOR. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2014 was 0.5% and 0.5%, respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2013 was 4.1% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2013 was 0.5% and 0.5%, respectively.

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

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. MRCC SBIC has received a commitment letter from the SBA for SBA-guaranteed debentures of $20,000 and anticipates receiving another commitment for an additional $20,000 during the third quarter of 2014. As of June 30, 2014, MRCC SBIC had $20,000 in regulatory capital, $13,650 in leveragable capital and $8,000 in SBA-guaranteed debentures outstanding. MRCC SBIC may currently borrow up to one times the amount of its leveragable capital, and upon reaching leveragable capital of $20,000 may borrow up to two times the amount of its regulatory capital, or $40,000, subject to customary regulatory requirements. The SBA-guaranteed debentures outstanding currently mature in September 2024 and bear interest at an interim rate of 0.9% until the September 2014 pooling date.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related group of SBICs to a maximum of $225,000 in total borrowings. As the Company has other affiliated SBICs already in operation, it is expected that MRCC SBIC is currently limited to a maximum of $40,000 in borrowings.

The Company has applied for exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. If the Company receives an exemption for this SBA debt, there would be increased flexibility under the 200% asset coverage test.

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

As of June 30, 2014, secured borrowings at fair value totaled $6,527 and the fair value of the loans that are associated with these secured borrowings was $20,615. As of December 31, 2013, secured borrowings at fair value totaled $7,943 and the fair value of the loans that are associated with these secured borrowings was $22,701. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the six months ended June 30, 2014. During the three and six months ended June 30, 2014, repayments on secured borrowings totaled $250 and $1,347, respectively. During the three and six months ended June 30, 2013, repayments on secured borrowings totaled $294 and $586, respectively. The weighted average interest rate on our secured borrowings was approximately 5.2% and 4.3% as of June 30, 2014 and December 31, 2013, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended June 30,
	2014	2013
Interest expense – credit facility	$875	$452
Amortization of deferred financing costs	135	115
Interest expense – secured borrowings	89	104
Interest expense – SBA debentures	3	—
Other	13	9
Total interest and other debt financing expenses	$1,115	$680

	Six months ended June 30,
	2014	2013
Interest expense – credit facility	$1,576	$950
Amortization of deferred financing costs	267	230
Interest expense – secured borrowings	210	184
Interest expense – SBA debentures	3	—
Other	24	10
Total interest and other debt financing expenses	$2,082	$1,374

Note 8. Distributions

 The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(1)	—	$—
May 29, 2014	June 13, 2014	June 27, 2014	0.34	3,252	(2)	—	—
Total distributions declared			$0.68	$6,556		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(2)

For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,208 shares of common stock for $264 and no new shares were issued to satisfy the DRIP requirements for this dividend.

The following table summarizes distributions declared during the six months ended June 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955	14,290	$215
May 31, 2013	June 14, 2013	June 28, 2013	$0.34	$1,959	13,679	$202
Total distributions declared			$0.68	$3,914	27,969	$417

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2014 and December 31, 2013, the Company had $11,606 and $1,648, respectively, in outstanding commitments to fund investments under undrawn revolvers.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Per share data:
Net asset value at beginning of period	$13.92	$14.54
Net investment income (1)	0.69	0.53
Net gain (loss) on investments and secured borrowings (1)	(0.04)	0.39
Net increase in net assets from operations (1)	0.65	0.92
Stockholder distributions (2)	(0.68)	(0.68)
Other (3)	0.04	—
Net asset value at end of period	$13.93	$14.78

Net assets at end of period	$133,185	$85,425
Shares outstanding at end of period	9,558,792	5,778,072
Per share market value at end of period	$13.27	$14.98
Total return based on market value (4)	14.26%	5.67%
Total return based on net asset value (5)	4.71%	6.34%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	9.89%	7.27%
Ratio of interest and other debt financing expenses to average net assets (6)	3.10%	3.27%

Ratio of expenses (without incentive fees) to average net assets (6)	7.94%	8.60%
Ratio of incentive fees to average net assets (7)	1.17%	0.95%
Ratio of total expenses to average net assets (8)	9.11%	9.55%
Average debt outstanding	$84,660	$44,497
Average debt outstanding per share	$8.75	$7.73
Portfolio turnover (6)	18.63%	10.79%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2014 and 2013, zero and approximately $0.12 per share for the six months ended June 30, 2014 and 2013, respectively, would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the initial public offering price on the first day and a sale at the current market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period. Total investment return does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Ratios are annualized.
(7)	Ratios are not annualized.
(8)	All expenses other than incentive fees are annualized.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2014, our portfolio included approximately 51.0% senior secured debt, 37.7% unitranche secured debt, 10.7% junior secured debt and 0.6 % equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. MRCC SBIC has received a commitment letter from the SBA for SBA-guaranteed debentures of $20.0 million and anticipates receiving another commitment for an additional $20.0 million during the third quarter of 2014. As of June 30, 2014, MRCC SBIC had $20.0 million in regulatory capital, $13.7 million in leveragable capital and $8.0 million in SBA-guaranteed debentures outstanding. MRCC SBIC may currently borrow up to one times the amount of leveragable capital, and upon reaching leveragable capital of $20.0 million may borrow up to two times the amount of regulatory capital, or $40.0 million, subject to customary regulatory requirements. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended June 30, 2014, we invested $34.6 million in six new portfolio companies and $0.5 million in one existing portfolio company and had $21.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $13.6 million for the period.

 During the six months ended June 30, 2014, we invested $66.4 million in fourteen new portfolio companies and $4.7 million in three existing portfolio companies and had $41.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $29.5 million for the period.

During the three months ended June 30, 2013, we invested $17.0 million in six new portfolio companies and had $8.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $8.8 million for the period.

 During the six months ended June 30, 2013, we invested $22.6 million in seven new portfolio companies and $0.6 million in one existing portfolio companies and had $14.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $8.4 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	June 30, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$121,127	51.0%	10.7%	10.8%
Unitranche loans	89,756	37.7	10.6	12.6
Junior secured loans	25,417	10.7	10.0	9.9
Equity securities	1,360	0.6	n/a	n/a
Total	$237,660	100.0%	10.5%	11.1%

	December 31, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$88,963	42.8%	9.8%	9.8%
Unitranche loans	96,217	46.3	10.2	11.8
Junior secured loans	22,335	10.7	9.4	9.4
Equity securities	405	0.2	n/a	n/a
Total	$207,920	100.0%	9.9%	10.7%

(1)	Based upon the par value of our debt investments.

n/a – not applicable

 The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Services: Business	$32,494	13.7%	$28,692	13.8%
Healthcare & Pharmaceuticals	30,931	13.0	30,639	14.7
Consumer Goods: Non-Durable	22,325	9.4	23,404	11.3
Retail	20,831	8.8	21,161	10.2
Consumer Goods: Durable	19,237	8.1	23,805	11.4
Media: Advertising, Printing & Publishing	17,712	7.5	17,822	8.6
Automotive	15,426	6.5	15,100	7.2
Hotels, Gaming & Leisure	12,351	5.2	7,198	3.4
High Tech Industries	12,196	5.1	9,530	4.6
Wholesale	8,183	3.4	—	—
Media: Diversified & Production	7,718	3.2	—	—
Metals & Mining	6,886	2.9	—	—
Banking, Finance, Insurance & Real Estate	6,029	2.5	7,566	3.6
Construction & Building	5,767	2.4	1,012	0.5
Energy: Oil & Gas	4,877	2.1	4,875	2.3
Capital Equipment	4,265	1.8	4,271	2.1
Containers, Packaging & Glass	4,224	1.8	1,980	1.0
Services: Consumer	3,144	1.3	3,104	1.5
Beverage, Food & Tobacco	3,064	1.3	3,034	1.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	1,013	0.5
Total	$237,660	100.0%	$207,920	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of June 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,740	86.6
3	31,920	13.4
4	—	—
5	—	—
Total	$237,660	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	189,899	91.3
3	18,021	8.7
4	—	—
5	—	—
Total	$207,920	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three months ended June 30,
	2014	2013
Total investment income	$7,046	$3,752
Total expenses	3,532	2,202
Net investment income	3,514	1,550
Net realized gain (loss) on investments	161	125
Net change in unrealized appreciation (depreciation) on investments	(1,133)	313
Net change in unrealized (appreciation) depreciation on secured borrowings	124	—
Net increase (decrease) in net assets resulting from operations	$2,666	$1,988

	Six months ended June 30,
	2014	2013
Total investment income	$13,562	$7,471
Total expenses	6,918	4,418
Net investment income	6,644	3,053
Net realized gain (loss) on investments	205	146
Net change in unrealized appreciation (depreciation) on investments	(583)	2,111
Net change in unrealized (appreciation) depreciation on secured borrowings	68	(22)
Net increase (decrease) in net assets resulting from operations	$6,334	$5,288

Investment Income

For the three and six months ended June 30, 2014, total investment income was $7.0 million and $13.6 million, of which $6.5 million and $12.5 million was attributable to portfolio interest and $0.5 and $1.1 million to other income (including amortization of discounts and origination fees, paydown gains (losses), and dividend income), respectively. For the three and six months ended June 30, 2013, total investment income was $3.8 million and $7.5 million, of which $3.7 million and $7.4 million was attributable to portfolio interest and $0.1 and $0.1 million to other income (including amortization of discounts and origination fees, paydown gains (losses), and dividend income), respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2014	2013
Interest and other debt financing expenses	$1,115	$680
Base management fees	1,030	618
Incentive fees	667	374
Other expenses	720	530
Total operating expenses	$3,532	$2,202

	Six months ended June 30,
	2014	2013
Interest and other debt financing expenses	$2,082	$1,374
Base management fees	1,983	1,205
Incentive fees	1,584	805
Other expenses	1,269	1,034
Total operating expenses	$6,918	$4,418

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2014	2013
Interest expense – credit facility	$875	$452
Amortization of deferred financing costs	135	115
Interest expense – secured borrowings	89	104
Interest expense – SBA debentures	3	—
Other	13	9
Total interest and other debt financing expenses	$1,115	$680

	Six months ended June 30,
	2014	2013
Interest expense – credit facility	$1,576	$950
Amortization of deferred financing costs	267	230
Interest expense – secured borrowings	210	184
Interest expense – SBA debentures	3	—
Other	24	10
Total interest and other debt financing expenses	$2,082	$1,374

Net Realized Gain (Loss) on Investments

Sales and principal repayments totaled $21.5 million and $41.6 million for the three and six months ended June 30, 2014, resulting in $0.2 million and $0.2 million of realized gains, respectively. Sales and principal repayments totaled $8.2 million and $14.8 million for the three and six months ended June 30, 2013, resulting in $0.1 million and $0.1 million of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three and six months ended June 30, 2014, our investments had ($1.1) million and ($0.6) million of net unrealized appreciation (depreciation), respectively. For the three and six months ended June 30, 2014, our secured borrowings had $0.1 million and $0.1 million of net unrealized (appreciation) depreciation, respectively.

For the three and six months ended June 30, 2013, our investments had $0.3 million and $2.1 million of net unrealized appreciation, respectively. For the three and six months ended June 30, 2013, our secured borrowings had zero and less than ($0.1) million of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $2.7 million and $6.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2014, our per share net increase in net assets resulting from operations was $0.28 and $0.65, respectively.

For the three and six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $2.0 million and $5.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2013, our per share net increase in net assets resulting from operations was $0.34 and $0.92, respectively.

Liquidity and Capital Resources

As of June 30, 2014, we had $4.9 million in cash, $95.5 million of total debt outstanding on our revolving credit facility and $8.0 million in outstanding SBA debentures. We had $14.5 million available for additional borrowings on our revolving credit facility and $5.7 million in available SBA debentures. See “Borrowings — Credit Facility” for additional information.

Cash Flows

For the six months ended June 30, 2014, we experienced a net decrease in cash of $9.7 million. During the same period we used $23.7 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $14.0 million from financing activities, principally from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders and repurchases of our common stock.

For the six months ended June 30, 2013, we experienced a net decrease in cash of $1.7 million. During the same period we used $4.6 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $2.9 million from financing activities, principally from increases in secured borrowings, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. Additionally, we may continue to opportunistically repurchase our own shares below our net asset value (“NAV”) in accordance with our share repurchase plan discussed in further detail below within “Share Repurchase Plan.”

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 27, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations.  As of June 30, 2014 and December 31, 2013, we had 9,558,792 and 9,918,269 shares outstanding, respectively.

Borrowings

Revolving Credit Facility: As of June 30, 2014 and December 31, 2013, we had $95.5 million and $76.0 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of June 30, 2014, the maximum amount we are able to borrow under the revolving credit facility is $110.0 million and this maximum borrowing can be increased to $200.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2014 was 3.6% and 3.7%, respectively. The interest rate of 3.44% on borrowings outstanding at June 30, 2014 is based on one-month LIBOR. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2014 was 0.5 % and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2013 was 4.1% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2013 was 0.5% and 0.5%, respectively.

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

 SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. MRCC SBIC has received a commitment letter from the SBA for SBA-guaranteed debentures of $20.0 million and anticipates receiving another commitment for an additional $20.0 million during the third quarter of 2014. As of June 30, 2014, MRCC SBIC had $20.0 million in regulatory capital, $13.7 million in leveragable capital and $8.0 million in SBA-guaranteed debentures outstanding. MRCC SBIC may currently borrow up to one times the amount of its leveragable capital, and upon reaching leveragable capital of $20.0 million may borrow up to two times the amount of its regulatory capital, or $40.0 million, subject to customary regulatory requirements. The SBA-guaranteed debentures outstanding currently mature in September 2024 and bear interest at an interim rate of 0.9% until the September 2014 pooling date.

SBA regulations currently limit the amount that an individual MRCC SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related group of SBICs to a maximum of $225.0 million in total borrowings. As we have other affiliated SBICs already in operation, it is expected that MRCC SBIC is currently limited to a maximum of $40.0 million in borrowings.

We have applied for exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief, if granted, would provide us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief.

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

As of June 30, 2014, secured borrowings at fair value totaled $6.5 million and the fair value of the loans that are associated with these secured borrowings was $20.6 million. As of December 31, 2013, secured borrowings at fair value totaled $7.9 million and the fair value of the loans that are associated with these secured borrowings was $22.7 million. These secured borrowings were created as a result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during the six months ended June 30, 2014. During the three and six months ended June 30, 2014, repayments on secured borrowings totaled $0.3 million and $1.3 million, respectively. During the three and six months ended June 30, 2013, repayments on secured borrowings totaled $0.3 million and $0.6 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.2% and 4.3% as of June 30, 2014 and December 31, 2013, respectively.

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

The shares may be purchased from time to time at prevailing market prices in the open market, including through block transactions. Our Board has authorized the repurchase plan because it believes that our common stock may be undervalued from time to time. We have no obligation to repurchase shares, and we may discontinue purchases at any time that management determines additional purchases are not warranted.

During the three and six months ended June 30, 2014, we repurchased 97,411 and 359,477 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $1.3 million and $4.7 million, respectively. Since the approval of the Plan, we have repurchased 444,280 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5.7 million.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2014 totaled $3.3 million ($0.34 per share) and $6.6 million ($0.68 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2014, no portion of distributions would have been characterized as a tax return of capital to stockholders.

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

Commitment and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2014 and December 31, 2013, we had $11.6 million and $1.6 million in outstanding commitments to fund investments under undrawn revolvers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the business development company and investment company marketplace have created increased competition; however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

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

While the Investment Advisory and Management Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and six months ended June 30, 2014, we had a reduction in accrued capital gains incentive fees of $169 thousand and $62 thousand, respectively, primarily as a result of declines in certain portfolio valuations, of which only $32 thousand and $41 thousand, respectively, was related to realized capital gains and was therefore payable to MC Advisors. During the three and six months ended June 30, 2013, we accrued capital gains incentive fees of $0.2 million and $0.3 million, respectively, based on the performance of our portfolio, none of which were payable to MC Advisors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. All of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. In addition, our revolving credit facility has a floating interest rate provision and we expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2014 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$—	$(174.4)	$174.4
Up 100 basis points	302.6	996.7	(694.1)
Up 200 basis points	2,329.6	2,014.0	315.6
Up 300 basis points	4,703.2	3,035.5	1,667.7

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We, MC Advisors and MC Management, are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The number and average price of shares of common stock purchased during the three months ended June 30, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2014 to April 30, 2014	80,182	$13.30	80,182	$2,013,661
May 1, 2014 to May 31, 2014	8,920	$13.21	8,920	$1,895,816
June 1, 2014 to June 30, 2014	8,309	$13.47	8,309	$1,783,888
Total	97,411	$13.31	97,411

(1)	On November 11, 2013, our Board approved a share repurchase plan under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The stock repurchase plan may be implemented over the next twelve months at the discretion of management. Stock repurchases under this plan began during December 2013.

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

Date: August 11, 2014	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: August 11, 2014	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

