Form 10-Q
period 2014-09-30
MONROE CAPITAL Corp
filed 2014-11-10
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, the registrant had 9,517,910 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments, at fair value
Non-controlled/non-affiliate company investments, at fair value (cost of: $227,821 and $206,945, respectively)	$228,138	$207,920
Non-controlled affiliate company investments, at fair value (cost of: $7,072 and $0, respectively)	6,519	-
Total investments, at fair value (cost of: $234,893 and $206,945, respectively)	234,657	207,920
Cash	14,497	14,603
Interest receivable	906	638
Deferred financing costs, net	2,280	2,091
Other assets	603	429
Total assets	252,943	225,681

LIABILITIES
Revolving credit facility	90,800	76,000
SBA debentures payable	13,650	-
Secured borrowings, at fair value (proceeds of: $6,125 and $7,997, respectively)	5,906	7,943
Payable for open trades	6,403	840
Interest payable	118	239
Management fees payable	1,058	845
Incentive fees payable	993	1,067
Accounts payable and accrued expenses	1,243	655
Total liabilities	120,171	87,589
Net assets	$132,772	$138,092

Commitments and contingencies (See Note 9)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 9,518 and 9,918 shares issued and outstanding, respectively	$10	$10
Capital in excess of par value	134,803	140,038
Accumulated distributions in excess of net investment income	(2,024)	(2,985)
Accumulated net realized gain (loss) on investments	-	-
Accumulated net unrealized appreciation on investments and secured borrowings	(17)	1,029
Total net assets	$132,772	$138,092
Net asset value per share	$13.95	$13.92

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$7,469	$4,347	$20,760	$11,818
Non-controlled affiliate company investments	199	-	470	-
Total investment income	7,668	4,347	21,230	11,818

Operating expenses:
Interest and other debt financing expenses	1,100	594	3,182	1,968
Base management fees	1,058	702	3,041	1,907
Incentive fees	849	37	2,433	842
Professional fees	366	278	855	703
Administrative service fees	250	102	668	417
General and administrative expenses	235	221	597	515
Total expenses	3,858	1,934	10,776	6,352
Net investment income	3,810	2,413	10,454	5,466

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	94	223	299	369
Net realized gain (loss) on investments	94	223	299	369

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(540)	(741)	(1,508)	1,369
Non-controlled affiliate company investments	(87)	-	298	-
Net change in unrealized appreciation (depreciation) on investments	(627)	(741)	(1,210)	1,369

Net change in unrealized (appreciation) depreciation on secured borrowings	96	71	164	50

Net gain (loss) on investments and secured borrowings	(437)	(447)	(747)	1,788

Net increase (decrease) in net assets resulting from operations	$3,373	$1,966	$9,707	$7,254

Per common share data:
Net investment income per share - basic and diluted	$0.40	$0.27	$1.09	$0.80

Net increase in net assets resulting from operations per share - basic and diluted	$0.35	$0.22	$1.01	$1.06

Weighted average common shares outstanding - basic and diluted	9,527	8,922	9,623	6,824

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Common Stock		Capital in excess	Accumulated distributions in excess of net investment	Accumulated net realized gain (loss) on	Accumulated net unrealized appreciation (depreciation) on investments and secured
	Number of shares	Par value	of par value	income	investments	borrowings	Total net assets
Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$-	$160	$83,634
Net increase in net assets resulting from operations	-	-	-	5,466	369	1,419	7,254
Issuance of common stock, net of offering and underwriting costs (1)	4,225	4	56,140	-	-	-	56,144
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	28	-	417	(7,316)	-	-	(6,899)
Balances at September 30, 2013	10,003	$10	$141,190	$(3,015)	$369	$1,579	$140,133

Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$-	$1,029	$138,092
Net increase in net assets resulting from operations	-	-	-	10,454	299	(1,046)	9,707
Stockholder distributions paid	-	-	-	(9,493)	(299)	-	(9,792)
Repurchases of common stock	(400)	-	(5,235)	-	-	-	(5,235)
Balances at September 30, 2014	9,518	$10	$134,803	$(2,024)	$-	$(17)	$132,772

(1)	On July 22, 2013, the Company completed a public offering of 4,000 shares of its common stock at a public offering price of $14.05 per share. On August 20, 2013, the Company sold an additional 225 shares of its common stock at a public offering price of $14.05 per share pursuant to the underwriters' partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,707	$7,254
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,210	(1,369)
Net change in unrealized appreciation (depreciation) on secured borrowings	(164)	(50)
Net realized (gain) loss on investments	(299)	(369)
Paid-in-kind interest income	(621)	(102)
Net accretion of discounts and amortization of premiums	(480)	(120)
Proceeds from principal payments and sales of investments	76,839	38,081
Purchases of investments	(103,386)	(72,802)
Amortization of deferred financing costs	418	345
Changes in operating assets and liabilities:
Interest receivable	(268)	(224)
Other assets	(174)	(100)
Payable for open trades	6,122	-
Interest payable	(121)	2
Management fees payable	213	384
Incentive fees payable	(74)	359
Accounts payable and accrued expenses	588	164
Net cash provided by (used in) operating activities	(10,490)	(28,547)

Cash flows from financing activities
Borrowings on credit facility	72,300	71,500
Repayments of credit facility	(57,500)	(73,000)
SBA debentures borrowings	13,650	-
Payments of deferred financing costs	(607)	(200)
Proceeds from secured borrowings	-	10,000
Repayments on secured borrowings	(1,873)	(1,301)
Proceeds from shares sold, net of underwriting costs	-	56,690
Repurchases of common stock	(5,794)	-
Offering costs paid	-	(546)
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $0 and $417, respectively)	(9,792)	(6,899)
Net cash provided by (used in) financing activities	10,384	56,244

Net increase (decrease) in cash	(106)	27,697
Cash, beginning of period	14,603	4,060
Cash, end of period	$14,497	$31,757

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$2,496	$1,312

See Notes to Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal/Shares	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alliance Time Holdings, LLC (e)	Retail	L+11.50%	10.00% Cash/3.00% PIK	12/24/2018	$9,480	$9,275	$9,158	6.9%
Alora Pharmaceuticals, LLC (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	11,510	11,294	11,527	8.7%
Alora Pharmaceuticals, LLC (Revolver) (g)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	-	-	0.0%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,981	2,938	2,996	2.3%
BCC Software, LLC (Revolver) (g)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
BookIt Operating LLC (i)	Hotels, Gaming & Leisure	L+12.50%	12.00% Cash/2.00% PIK	1/10/2019	5,777	5,636	5,601	4.2%
Cornerstone Detention Products, Inc. (j)	Construction and Building	L+9.50%	9.50% Cash/1.00% PIK	4/8/2019	4,775	4,686	4,717	3.6%
Cornerstone Detention Products, Inc. (Revolver) (g)	Construction and Building	L+8.50%	9.50%	4/8/2019	400	-	-	0.0%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,975	3,880	3,967	3.0%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,242	5,240	5,294	4.0%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (q)	5/7/2019	5,604	5,459	5,724	4.3%
Gracelock Industries, LLC (Revolver) (g)	Wholesale	L+9.50%	9.65%	5/7/2019	4,347	2,977	2,977	2.2%
Landpoint, LLC	Energy: Oil & Gas	L+12.25%	11.50% Cash/2.25% PIK (r)	12/20/2018	4,813	4,707	4,841	3.6%
Landpoint, LLC (Revolver) (g)	Energy: Oil & Gas	L+10.00%	11.50%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction and Building	L+10.00%	11.50%	9/3/2019	7,082	6,908	6,905	5.2%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,002	3,923	3,922	3.0%
Luxury Optical Holdings Co. (Revolver) (g)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	4,000	3,920	3,920	3.0%
Miles Media Group LLC (Delayed Draw) (g) (k)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (g)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	-	-	0.0%
O'Brien Industrial Holdings, LLC (l)	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,533	6,378	6,641	5.0%
O'Brien Industrial Holdings, LLC (Revolver) (g)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	-	-	0.0%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% Cash/1.00% PIK	12/17/2018	11,894	11,649	11,864	8.9%
Output Services Group, Inc. (Revolver) (g)	Services: Business	L+4.50%	4.65%	12/17/2018	1,296	778	775	0.6%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	13,475	13,317	13,550	10.2%
PD Products, LLC (Revolver) (g)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	925	925	0.7%
Rocket Dog Brands LLC (m)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.8%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.40%	7/10/2019	2,963	2,891	2,964	2.2%
SHI Holdings, Inc. (Revolver) (g)	Healthcare & Pharmaceuticals	L+9.25%	9.40%	7/10/2019	818	95	95	0.1%
SNI Companies (n)	Services: Business	L+8.00%	9.00%	12/31/2018	6,473	6,339	6,492	4.9%
SNI Companies (Revolver) (g)	Services: Business	L+8.00%	9.00%	12/31/2018	1,250	188	188	0.1%
Summit Container Corporation (h) (m)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,850	3,757	3,883	2.9%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,838	2,829	2,838	2.1%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK	5/8/2019	7,724	7,576	7,747	5.8%
Willbros Group Inc.	Construction and Building	L+9.75%	11.00%	8/7/2019	881	853	891	0.7%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,500	6,403	6,403	4.8%
Yandy Holding, LLC (Revolver) (g)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					152,052	135,828	137,812	103.8%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,648	7,443	7,491	5.7%
Collaborative Neuroscience Network, LLC (o)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,245	8,116	7,866	5.9%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,392	10,670	8.0%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/2.00% PIK	4/17/2017	4,308	4,308	4,274	3.2%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,480	14,681	11.1%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,063	8,002	5,676	4.3%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.00%	11.50%	7/17/2017	3,000	3,000	3,060	2.3%
LAI International, Inc.	Services: Business	L+10.49%	11.99%	2/27/2017	4,937	4,938	4,861	3.7%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,576	4,498	4,622	3.5%
Playtime, LLC (o)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,527	6,437	5,767	4.3%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,990	5,207	3.9%
TPP Acquisition, Inc. (o)	Retail	L+9.00%	10.50%	12/17/2017	5,953	5,849	5,631	4.2%
Total Unitranche Loans					83,728	82,453	79,806	60.1%

Junior Secured Loans
Answers Corporation	High Tech Industries	L+10.00%	11.00%	6/19/2020	4,500	4,416	4,590	3.5%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,594	3,568	3,630	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,989	2,925	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,970	3,045	2.3%
Rocket Dog Brands LLC (m)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,340	1,341	1,317	1.0%
Total Junior Secured Loans					15,434	15,284	15,507	11.7%

Equity Securities
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity) (p)	Hotels, Gaming & Leisure	-	-	1/10/2024	-	-	454	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (p)	Services: Consumer	-	-	-	-	74	74	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliate entities of the company) (p)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	12/17/2022	-	-	565	0.4%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	-	-	200	6	0.0%
Rocket Dog Brands LLC - Common Units (75,502 units) (m)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (m)	Consumer Goods: Non-Durable	-	15.00% PIK (s)	-	-	967	111	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (m)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	201	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	-	-	86	121	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	-	-	1	-	0.0%
Total Equity Securities					-	1,328	1,532	1.2%
TOTAL INVESTMENTS						$234,893	$234,657	176.8%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Willbros Group, Inc., which is a public company with aggregate market value of outstanding equity in excess of $250,000. Nonqualified assets totaled $891, or 0.4% of the total assets at September 30, 2014.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $132,772 as of September 30, 2014.
(e)	A portion of this loan (par of $2,933) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	A portion of this loan (par of $4,750) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(g)	All or a portion of this commitment was unfunded at September 30, 2014. As such, interest is earned only on the funded portion of this commitment.
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(i)	A portion of this loan (par of $3,003) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.

(j)	A portion of this loan (par of $2,865) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(l)	A portion of this loan (par of $2,010) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(m)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the three and nine months ended September 30, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)

(n)	A portion of this loan (par of $3,452) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.

(o)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(p)	Represents less than 5% ownership of the class and the portfolio company.
(q)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(r)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $337,500.
(s)	This position is currently on non-accrual status.

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2014, MRCC SBIC had $20,000 in regulatory and leveragable capital and $13,650 in SBA-guaranteed debentures outstanding. As of September 30, 2014, MRCC SBIC had received a commitment letter from the SBA for SBA-guaranteed debentures of $20,000 and on October 20, 2014, received another commitment letter for an additional $20,000 in SBA-guaranteed debentures. See Note 7 for additional information.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period received. For the three and nine months ended September 30, 2014, interest income included $387 and $792 of prepayment and amendment fees. For the three and nine months ended September 30, 2013, interest income included $1 and $4 of prepayment and amendment fees. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discounts and market discounts or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,939 and $3,151 as of September 30, 2014 and December 31, 2013, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2014 totaled $962 and $2,444, respectively. For the three and nine months ended September 30, 2014, interest income included $169 and $480 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and nine months ended September 30, 2013, interest income included $30 and $120 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and nine months ended September 30, 2014, interest income included $223 and $595 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended September 30, 2014, interest income included $292 and $621 of PIK interest, respectively. For the three and nine months ended September 30, 2013, interest income included $34 and $102 of PIK interest, respectively. The Company stops accruing PIK income when it is determined that PIK income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the nine months ended September 30, 2014, no loans were on non-accrual status. During the nine months ended September 30, 2014, the Company’s investments in one portfolio company were restructured and as part of the restructuring the Company received preferred units with a stated PIK interest rate. These preferred units were placed on non-accrual status at the time of the restructuring. There were no other portfolio company investments on non-accrual status for the three and nine months ended September 30, 2014 and 2013.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted-average shares outstanding utilized in the calculation of earnings per share for the three and nine months ended September 30, 2014 takes into account the Company’s repurchases of its common stock on the repurchase date. There were no stock repurchases during the three and nine months ended September 30, 2013. See “Share Repurchase Plan” below for additional information on the Company’s share repurchase plan. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2014 and December 31, 2013, the Company had deferred financing costs of $2,280 and $2,091, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2014 was $149 and $418, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2013 was $116 and $345, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of September 30, 2014 and December 31, 2013, other assets on the consolidated statements of assets and liabilities included $320 and zero, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Share Repurchase Plan

On November 11, 2013, the Board approved a share repurchase plan (the “Plan”) under which up to $7,500 of the Company’s outstanding common stock may be acquired in the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Plan was implemented at the discretion of management and expired on November 10, 2014. The shares may be purchased from time to time at prevailing market prices in the open market, including through block transactions.

During the three and nine months ended September 30, 2014, the Company repurchased 40,882 and 400,359 shares, respectively of common stock in open market transactions for an aggregate cost (including transaction costs) of $551 and $5,235, respectively. Since the approval of the Plan, the Company has repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6,267. As of September 30, 2014 and December 31, 2013, zero and $559, respectively of these share repurchases were unsettled and included within payable for open trades on the consolidated statements of assets and liabilities. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of the stock repurchased is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2014, no amount was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2014. The 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (ASC Topic 860), which makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounting for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial position or statement disclosures.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2014		December 31, 2013
Amortized Cost:
Senior secured loans	$135,828	57.8%	$89,039	43.0%
Unitranche loans	82,453	35.1	95,513	46.2
Junior secured loans	15,284	6.5	22,032	10.6
Equity securities	1,328	0.6	361	0.2
Total	$234,893	100.0%	$206,945	100.0%

	September 30, 2014		December 31, 2013
Fair Value:
Senior secured loans	$137,812	58.7%	$88,963	42.8%
Unitranche loans	79,806	34.0	96,217	46.3
Junior secured loans	15,507	6.6	22,335	10.7
Equity securities	1,532	0.7	405	0.2
Total	$234,657	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2014		December 31, 2013
Amortized Cost:
West	$74,463	31.7%	$73,674	35.6%
Southeast	56,172	23.9	45,455	22.0
Midwest	39,706	16.9	23,043	11.1
Northeast	36,096	15.4	21,268	10.3
Southwest	21,013	8.9	24,819	12.0
Mid-Atlantic	7,443	3.2	16,724	8.1
International	—	—	1,962	0.9
Total	$234,893	100.0%	$206,945	100.0%

	September 30, 2014		December 31, 2013
Fair Value:
West	$71,222	30.3%	$73,185	35.2%
Southeast	57,284	24.4	45,904	22.1
Midwest	40,757	17.4	23,507	11.2
Northeast	37,072	15.8	21,175	10.2
Southwest	20,831	8.9	25,428	12.2
Mid-Atlantic	7,491	3.2	16,741	8.1
International	—	—	1,980	1.0
Total	$234,657	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2014		December 31, 2013
Amortized Cost:
Services: Business	$35,214	15.0%	$28,580	13.8%
Retail	30,527	13.0	20,811	10.1
Consumer Goods: Non-Durable	22,796	9.7	23,852	11.5
Healthcare & Pharmaceuticals	22,396	9.6	30,263	14.6
Consumer Goods: Durable	18,979	8.1	23,301	11.3
Hotels, Gaming & Leisure	16,194	6.9	7,063	3.4
Construction & Building	12,447	5.3	964	0.4
Automotive	10,831	4.6	15,814	7.6
Media: Advertising, Printing & Publishing	10,392	4.4	17,336	8.4
Wholesale	8,437	3.6	—	—
Media: Diversified & Production	7,576	3.2	—	—
High Tech Industries	7,354	3.1	9,479	4.6
Banking, Finance, Insurance & Real Estate	6,568	2.8	7,428	3.6
Metals & Mining	6,378	2.7	—	—
Energy: Oil & Gas	4,707	2.0	4,875	2.4
Capital Equipment	4,308	1.8	4,487	2.2
Containers, Packaging & Glass	3,756	1.6	1,962	0.9
Services: Consumer	3,044	1.3	3,036	1.5
Beverage, Food & Tobacco	2,989	1.3	2,984	1.4
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	996	0.5
Total	$234,893	100.0%	$206,945	100.0%

	September 30, 2014		December 31, 2013
Fair Value:
Services: Business	$35,638	15.2%	$28,692	13.8%
Retail	30,441	13.0	21,161	10.2
Healthcare & Pharmaceuticals	22,452	9.6	30,639	14.7
Consumer Goods: Non-Durable	22,204	9.5	23,404	11.3
Consumer Goods: Durable	19,303	8.2	23,805	11.4
Hotels, Gaming & Leisure	15,748	6.7	7,198	3.4
Construction & Building	12,513	5.3	1,012	0.5
Media: Advertising, Printing & Publishing	10,671	4.6	17,822	8.6
Wholesale	8,702	3.7	—	—
Automotive	8,514	3.6	15,100	7.2
Media: Diversified & Production	7,747	3.3	—	—
High Tech Industries	7,586	3.2	9,530	4.6
Metals & Mining	7,206	3.1	—	—
Banking, Finance, Insurance & Real Estate	6,690	2.9	7,566	3.6
Energy: Oil & Gas	4,841	2.1	4,875	2.3
Capital Equipment	4,274	1.8	4,271	2.1
Containers, Packaging & Glass	4,083	1.7	1,980	1.0
Services: Consumer	3,119	1.3	3,104	1.5
Beverage, Food & Tobacco	2,925	1.2	3,034	1.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	1,013	0.5
Total	$234,657	100.0%	$207,920	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged from 4.65% to 15.00% at September 30, 2014 and 4.66% and 15.00% at December 31, 2013. The maturity dates on the loans outstanding at September 30, 2014 range between July 2016 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 —  Financial Instruments (“ASC Topic 825”), relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings as a component of the net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments, by major class, as of September 30, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:

Senior secured loans	$—	$—	$137,812	$137,812
Unitranche loans	—	—	79,806	79,806
Junior secured loans	—	—	15,507	15,507
Equity securities	—	—	1,532	1,532

Total Assets	$—	$—	$234,657	$234,657

Secured borrowings	$—	$—	$5,906	$5,906

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Senior secured loans	$—	$—	$88,963	$88,963
Unitranche loans	—	—	96,217	96,217
Junior secured loans	—	—	22,335	22,335
Equity securities	—	—	405	405

Total Assets	$—	$—	$207,920	$207,920

Secured borrowings	$—	$—	$7,943	$7,943

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2014:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2014	$121,127	$89,756	$25,417	$1,360	$237,660	$6,527
Reclassifications (1)	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	276	(961)	(114)	172	(627)	—
Net realized gain (loss) on investments	72	—	22	—	94	—
Purchases of investments and other adjustments to cost (2)	31,998	113	639	—	32,750	—
Proceeds from principal payments and sales on investments (3)	(15,661)	(9,102)	(10,457)	—	(35,220)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(96)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(525)
Balance as of September 30, 2014	$137,812	$79,806	$15,507	$1,532	$234,657	$5,906

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943
Reclassifications (1)	(2,276)	—	1,309	967	—	—
Net change in unrealized appreciation (depreciation) on investments	2,063	(3,352)	(81)	160	(1,210)	—
Net realized gains (loss) on investments	169	—	130	—	299	—
Purchases of investments and other adjustments to cost (2)	90,493	933	13,061	—	104,487	—
Proceeds from principal payments and sales on investments (3)	(41,600)	(13,992)	(21,247)	—	(76,839)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(164)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,873)
Balance as of September 30, 2014	$137,812	$79,806	$15,507	$1,532	$234,657	$5,906

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2013:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2013	$39,002	$89,935	$14,328	$399	$143,664	$9,436
Net change in unrealized appreciation (depreciation) on investments	(118)	(529)	(94)	—	(741)	—
Net realized gain (loss) on investments	133	14	76	—	223	—
Purchases of investments and other adjustments to cost (1)	38,562	365	10,671	3	49,601	—
Proceeds from principal payments and sales on investments (2)	(19,444)	(870)	(3,000)	—	(23,314)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(71)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(716)
Balance as of September 30, 2013	$58,135	$88,915	$21,981	$402	$169,433	$8,649

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2012	$45,332	$75,487	$11,662	$271	$132,752	$—
Net change in unrealized appreciation (depreciation) on investments	94	1,105	130	40	1,369	—
Net realized gains (loss) on investments	162	118	89	—	369	—
Purchases of investments and other adjustments to cost (1)	40,056	19,199	13,638	131	73,024	—
Proceeds from principal payments and sales on investments (2)	(27,509)	(6.994)	(3,538)	(40)	(38,081)	—
Net change in unrealized appreciation on secured borrowings	—	—	—	—	—	(50)
Proceeds from secured borrowings	—	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	—	(1,301)
Balance as of September 30, 2013	$58,135	$88,915	$21,981	$402	$169,433	$8,649

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2014, attributable to Level 3 investments still held at September 30, 2014, was ($380) and ($755), respectively. The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2013, attributable to Level 3 investments still held at September 30, 2013, was ($556) and $1,441, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and nine months ended September 30, 2014, attributable to Level 3 investments still held at September 30, 2014, was $96 and $164 respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and nine months ended September 30, 2013, attributable to Level 3 investments still held at September 30, 2013, was $71 and $50, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2014 and 2013.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2014 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$111,927		Discounted cash flow	EBITDA multiples	6.9	x	3.5	x	10.6	x
				Market yields	12.4%		6.0%		18.0%
Senior secured loans	1,007		Enterprise value	Revenue multiples	0.5	x	0.4	x	0.5	x
Unitranche loans	74,130		Discounted cash flow	EDITDA multiples	7.0	x	3.5	x	10.0	x
				Market yields	13.6%		9.7%		20.2%
Unitranche loans	5,676		Combination of discounted cash flow and enterprise value	EBITDA multiples	5.3	x	5.0	x	5.5	x
				Market yields	24.5%		21.9%		27.1%
Junior secured loans	1,317		Enterprise value	Revenue multiples	0.5	x	0.4	x	0.5	x
Equity securities	1,532		Enterprise value	EBITDA multiples	6.7	x	3.5	x	10.0	x
Total Level 3 Assets	$195,589	(1)

Liabilities:
Secured borrowings	$5,906		Discounted cash flow	Market yields	7.1%		3.6%		10.2%

(1)	Excludes loans of $39,068 fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$43,066		Discounted cash flow	EBITDA multiples	7.7	x	5.0	x	10.5	x
				Market yields	10.2%		6.2%		14.3%
Senior secured loans	2,572		Enterprise value	EBITDA multiples	6.6	x	6.2	x	6.9	x
Unitranche loans	96,217		Discounted cash flow	EBITDA multiples	7.3	x	3.5	x	12.3	x
				Market yields	13.3%		8.8%		21.6%
Equity securities	405		Market comparable companies	EBITDA multiples	9.3	x	7.8	x	10.0	x
Total Level 3 Assets	$142,260	(1)

Liabilities:
Secured borrowings	$7,943		Discounted cash flow	Market yields	4.4%		3.3%		6.2%

(1)	Excludes loans of $65,660 at fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

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

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the nine months ended September 30, 2014 were as follows:

Portfolio Company	Fair Value at December 31, 2013	Transfers in due to restructuring	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/(losses)	Net unrealized gains/(losses)	Fair Value at September 30, 2014	Interest Income	Dividend Income
Non-controlled affiliate company investments (1) :
Rocket Dog Brands LLC (2)	$-	$2,433	$-	$-	$31	$-	$-	$(29)	$2,435	$124	$-
Summit Container Corporation	-	-	3,900	(156)	-	13	-	327	4,084	346	-
Total non-controlled affiliate company investments	$-	$2,433	$3,900	$(156)	$31	$13	$-	$298	$6,519	$470	$-

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company’s investment in Rocket Dog Brands LLC was restructured on May 2, 2014, resulting in the Company obtaining greater than 5% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and nine months ended September 30, 2014 were $1,058 and $3,041, respectively. Base management fees for the three and nine months ended September 30, 2013 were $702 and $1,907, respectively.

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

Incentive fees for the three and nine months ended September 30, 2014 were $849 and $2,433, respectively. Incentive fees for the three and nine months ended September 30, 2014, consisted of part one incentive fees (based on net investment income) of $932 and $2,577, respectively, reduced by the second part of the incentive fee (based upon net realized and unrealized gains and losses) of ($83) and ($144), respectively. Incentive fees for the three and nine months ended September 30, 2013 were $37 and $842, respectively. Of the $37 and $842 in accrued incentive fees for the three and nine months ended September 30, 2013, $37 and $358 related to the second part of the incentive fee (based upon net realized and unrealized gains and losses), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into the Administration Agreement with Monroe Capital Management Advisors, LLC, (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Administrative expenses for the three and nine months ended September 30, 2013 were limited to the greater of (i) 0.375% of the Company’s average invested assets for such quarter and (ii) $375 by the Administrative Agreement. For the three and nine months ended September 30, 2014, the Company incurred $851 and $2,120 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, respectively, of which $250 and $668, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2013, the Company incurred $601 and $1,635 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, respectively, of which $103 and $418, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2014 and December 31, 2013, $241 and $178 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2014 and December 31, 2013, the Company had accounts payable to members of the Board of $35 and $72, respectively, representing accrued and unpaid compensation.

Note 7. Borrowings

Revolving Credit Facility: As of September 30, 2014 and December 31, 2013, the Company had $90,800 and $76,000 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of September 30, 2014, the maximum amount the Company was able to borrow under the revolving credit facility is $110,000 and this maximum borrowing can be increased to $200,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2014 was 3.5% and 3.5%, respectively. As of September 30, 2014, $81,300 of outstanding borrowings were accruing at an interest rate of 3.44% (based on one-month LIBOR) and $9,500 of outstanding borrowings were accruing at an interest rate of 5.50% (based on the Prime rate). The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2014 was 0.5% and 0.5%, respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2013 was 4.2% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2013 was 0.9% and 0.7%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and its continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of assets on the last day of each quarter (excluding from such calculation the portion of assets of MRCC SBIC financed with SBA debentures) or (b) 80% of the net proceeds to the Company from this offering plus 50% of the net proceeds of the sales of the Company’s securities after the effectiveness of the revolving credit facility; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of September 30, 2014, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $13,650 in SBA-guaranteed debentures outstanding. As of September 30, 2014, MRCC SBIC had received a commitment letter from the SBA for SBA-guaranteed debentures of $20,000 and on October 20, 2014, received another commitment letter for an additional $20,000 in SBA-guaranteed debentures. The $12,920 in SBA-guaranteed debentures outstanding which have already pooled mature in September 2024 and bear interest at a fixed rate of 3.37% per annum and the $730 in SBA-guaranteed debentures outstanding which have not already pooled mature in March 2025 and bear interest at an interim rate of 1.0% until the March 2015 pooling date.

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

On October 15, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

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

As of September 30, 2014, secured borrowings at fair value totaled $5,906 and the fair value of the loans that are associated with these secured borrowings was $19,264. As of December 31, 2013, secured borrowings at fair value totaled $7,943 and the fair value of the loans that are associated with these secured borrowings was $22,701. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, repayments on secured borrowings totaled $525 and $1,873, respectively. During the three and nine months ended September 30, 2013, repayments on secured borrowings totaled $716 and $1,301, respectively. The weighted average interest rate on our secured borrowings was approximately 5.1% and 4.3% as of September 30, 2014 and December 31, 2013, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended September 30,
	2014	2013
Interest expense – credit facility	$814	$364
Amortization of deferred financing costs	149	116
Interest expense – secured borrowings	86	99
Interest expense – SBA debentures	35	—
Other	16	15
Total interest and other debt financing expenses	$1,100	$594

	Nine months ended September 30,
	2014	2013
Interest expense – credit facility	$2,391	$1,314
Amortization of deferred financing costs	418	345
Interest expense – secured borrowings	296	283
Interest expense – SBA debentures	38	—
Other	39	26
Total interest and other debt financing expenses	$3,182	$1,968

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(1)	—	$—
May 29, 2014	June 13, 2014	June 27, 2014	$0.34	3,252	(2)	—	—
August 27, 2014	September 15, 2014	September 30, 2014	$0.34	3,236	(3)	—	—
Total distributions declared			$1.02	$9,792		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(2)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,208 shares of common stock for $264 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(3)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,095 shares of common stock for $258 and no new shares were issued to satisfy the DRIP requirements for this dividend.

The following table summarizes distributions declared during the nine months ended September 30, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955		14,290	$215
May 31, 2013	June 14, 2013	June 28, 2013	$0.34	$1,959		13,679	$202
August 30, 2013	September 13, 2013	September 27, 2013	$0.34	$3,402	(1)	—	—
Total distributions declared			$1.02	$7,316		27,969	$417

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 23,307 shares of common stock for $308 and no new shares were issued to satisfy the DRIP requirements for this dividend.

Note 9. Commitments and Contingencies

Commitments: As of September 30, 2014 and December 31, 2013, the Company had $13,710 and $1,648, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

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

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Per share data:
Net asset value at beginning of period	$13.92	$14.54
Net investment income (1)	1.09	0.80
Net gain (loss) on investments and secured borrowings (1)	(0.08)	0.26
Net increase in net assets from operations (1)	1.01	1.06
Stockholder distributions (2)	(1.02)	(1.02)
Effect of share issuance below NAV (3)	—	(0.57)
Effect of share repurchases (3)	0.04	—
Net asset value at end of period	$13.95	$14.01

Net assets at end of period	$132,772	$140,133
Shares outstanding at end of period	9,517,910	10,003,072
Per share market value at end of period	$13.50	$12.99
Total return based on market value (4)	19.16%	(6.01)%
Total return based on net asset value (5)	7.25%	3.37%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	10.98%	7.70%
Ratio of interest and other debt financing expenses to average net assets (7)	3.16%	2.67%

Ratio of expenses (without incentive fees) to average net assets (7)	8.28%	7.47%
Ratio of incentive fees to average net assets (8)	1.80%	0.85%
Ratio of total expenses to average net assets (6)	10.08%	8.32%
Average debt outstanding	$89,043	$38,068
Average debt outstanding per share	$9.25	$5.58
Portfolio turnover (7)	34.22%	26.25%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2014 and 2013, zero and approximately $0.16 per share for the nine months ended September 30, 2014 and 2013, respectively, would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (adjusted for the effect of share issuances below NAV). Total investment return does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

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

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were incorporated under the Maryland General Corporation Law on February 9, 2011. We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.

Our shares are currently listed on the NASDAQ Global Market under the symbol “MRCC.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2014, our portfolio included approximately 58.7% senior secured debt, 34.0% unitranche secured debt, 6.6% junior secured debt and 0.7 % equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. MRCC SBIC has received a commitment letter from the SBA for SBA-guaranteed debentures of $20.0 million and on October 20, 2014 received another commitment for an additional $20.0 million. As of September 30, 2014, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $13.7 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended September 30, 2014, we invested $24.2 million in five new portfolio companies and $8.1 million in five existing portfolio companies and had $35.2 million in aggregate amount of sales and principal repayments, resulting in net repayments of $2.9 million for the period.

During the nine months ended September 30, 2014, we invested $90.6 million in nineteen new portfolio companies and $12.8 million in eight existing portfolio companies and had $76.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $26.6 million for the period.

During the three months ended September 30, 2013, we invested $46.5 million in fourteen new portfolio companies and $3.0 million in six existing portfolio companies and had $23.3 million in aggregate amount of sales and principal repayments, resulting in net investments of $26.2 million for the period.

During the nine months ended September 30, 2013, we invested $69.1 million in twenty one new portfolio companies and $3.7 million in seven existing portfolio companies and had $38.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $34.7 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	September 30, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$137,812	58.7%	11.1%	11.1%
Unitranche loans	79,806	34.0	10.5	11.9
Junior secured loans	15,507	6.6	10.5	10.5
Equity securities	1,532	0.7	n/a	n/a
Total	$234,657	100.0%	10.8%	11.3%

	December 31, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$88,963	42.8%	9.8%	9.8%
Unitranche loans	96,217	46.3	10.2	11.8
Junior secured loans	22,335	10.7	9.4	9.4
Equity securities	405	0.2	n/a	n/a
Total	$207,920	100.0%	9.9%	10.7%

(1)	Based upon the par value of our debt investments.

n/a – not applicable

 The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Services: Business	$35,638	15.2%	$28,692	13.8%
Retail	30,441	13.0	21,161	10.2
Healthcare & Pharmaceuticals	22,452	9.6	30,639	14.7
Consumer Goods: Non-Durable	22,204	9.5	23,404	11.3
Consumer Goods: Durable	19,303	8.2	23,805	11.4
Hotels, Gaming & Leisure	15,748	6.7	7,198	3.4
Construction & Building	12,513	5.3	1,012	0.5
Media: Advertising, Printing & Publishing	10,671	4.6	17,822	8.6
Wholesale	8,702	3.7	—	—
Automotive	8,514	3.6	15,100	7.2
Media: Diversified & Production	7,747	3.3	—	—
High Tech Industries	7,586	3.2	9,530	4.6
Metals & Mining	7,206	3.1	—	—
Banking, Finance, Insurance & Real Estate	6,690	2.9	7,566	3.6
Energy: Oil & Gas	4,841	2.1	4,875	2.3
Capital Equipment	4,274	1.8	4,271	2.1
Containers, Packaging & Glass	4,083	1.7	1,980	1.0
Services: Consumer	3,119	1.3	3,104	1.5
Beverage, Food & Tobacco	2,925	1.2	3,034	1.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	1,013	0.5
Total	$234,657	100.0%	$207,920	100.0%

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

Rating Definition

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than nine months past due). For grade 4 investments, we intend to increase monitoring of the issuer.

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we expect to recover.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	199,476	85.0
3	35,181	15.0
4	—	—
5	—	—
Total	$234,657	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	189,899	91.3
3	18,021	8.7
4	—	—
5	—	—
Total	$207,920	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three months ended September 30,
	2014	2013
Total investment income	$7,668	$4,347
Total expenses	3,858	1,934
Net investment income	3,810	2,413
Net realized gain (loss) on investments	94	223
Net change in unrealized appreciation (depreciation) on investments	(627)	(741)
Net change in unrealized (appreciation) depreciation on secured borrowings	96	71
Net increase (decrease) in net assets resulting from operations	$3,373	$1,966

	Nine months ended September 30,
	2014	2013
Total investment income	$21,230	$11,818
Total expenses	10,776	6,352
Net investment income	10,454	5,466
Net realized gain (loss) on investments	299	369
Net change in unrealized appreciation (depreciation) on investments	(1,210)	1,369
Net change in unrealized (appreciation) depreciation on secured borrowings	164	50
Net increase (decrease) in net assets resulting from operations	$9,707	$7,254

Investment Income

For the three and nine months ended September 30, 2014, total investment income was $7.7 million and $21.2 million, of which $6.9 million and $19.4 million was attributable to portfolio interest and $0.8 and $1.9 million to other income (including amortization of discounts and origination fees, paydown gains (losses), and dividend income), respectively. For the three and nine months ended September 30, 2013, total investment income was $4.3 million and $11.8 million, of which $4.3 million and $11.7 million was attributable to portfolio interest and $31,195 and $127,304 to other income (including amortization of discounts and origination fees, paydown gains (losses), and dividend income), respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2014	2013
Interest and other debt financing expenses	$1,100	$594
Base management fees	1,058	702
Incentive fees	849	37
Other expenses	851	601
Total operating expenses	$3,858	$1,934

	Nine months ended September 30,
	2014	2013
Interest and other debt financing expenses	$3,182	$1,968
Base management fees	3,041	1,907
Incentive fees	2,433	842
Other expenses	2,120	1,635
Total operating expenses	$10,776	$6,352

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2014	2013
Interest expense – credit facility	$814	$364
Amortization of deferred financing costs	149	116
Interest expense – secured borrowings	86	99
Interest expense – SBA debentures	35	—
Other	16	15
Total interest and other debt financing expenses	$1,100	$594

	Nine months ended September 30,
	2014	2013
Interest expense – credit facility	$2,391	$1,314
Amortization of deferred financing costs	418	345
Interest expense – secured borrowings	296	283
Interest expense – SBA debentures	38	—
Other	39	26
Total interest and other debt financing expenses	$3,182	$1,968

Net Realized Gain (Loss) on Investments

Sales and principal repayments totaled $35.2 million and $76.8 million for the three and nine months ended September 30, 2014, resulting in $0.1 million and $0.3 million of realized gains, respectively. Sales and principal repayments totaled $23.3 million and $38.1 million for the three and nine months ended September 30, 2013, resulting in $0.2 million and $0.4 million of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three and nine months ended September 30, 2014, our investments had ($0.6) million and ($1.2) million of net unrealized appreciation (depreciation), respectively. For the three and nine months ended September 30, 2014, our secured borrowings had $0.1 million and $0.2 million of net unrealized (appreciation) depreciation, respectively.

For the three and nine months ended September 30, 2013, our investments had $(0.7) million and $1.4 million of net unrealized appreciation (depreciation), respectively. For the three and nine months ended September 30, 2013, our secured borrowings had $0.1 million and $0.1 million of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2014, we recorded a net increase in net assets resulting from operations of $3.4 million and $9.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2014, our per share net increase in net assets resulting from operations was $0.35 and $1.01, respectively.

For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $2.0 million and $7.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2013, our per share net increase in net assets resulting from operations was $0.22 and $1.06, respectively.

Liquidity and Capital Resources

As of September 30, 2014, we had $14.5 million in cash, $90.8 million of total debt outstanding on our revolving credit facility and $13.7 million in outstanding SBA debentures. We had $19.2 million available for additional borrowings on our revolving credit facility and $6.3 million in available SBA debentures. See “Borrowings — Credit Facility” for additional information.

Cash Flows

For the nine months ended September 30, 2014, we experienced a net decrease in cash of ($0.1) million. During the same period we used $10.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $10.4 million from financing activities, principally from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders and repurchases of our common stock.

For the nine months ended September 30, 2013, we experienced a net increase in cash of $27.7 million. During the same period we used $28.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $56.2 million from financing activities, principally from our secondary offering during the three months ended September 30, 2013 and increases in secured borrowings, partially offset by distributions to stockholders and net repayments on our revolving credit facility.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. Additionally, we may continue to opportunistically repurchase our own shares below our net asset value (“NAV”) in accordance with our share repurchase plan discussed in further detail below within “Share Repurchase Plan”.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 27, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations.  As of September 30, 2014 and December 31, 2013, we had 9,517,910 and 9,918,269 shares outstanding, respectively.

Borrowings

Revolving Credit Facility: As of September 30, 2014 and December 31, 2013, we had $90.8 million and $76.0 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of September 30, 2014, the maximum amount we are able to borrow under the revolving credit facility is $110.0 million and this maximum borrowing can be increased to $200.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2014 was 3.5% and 3.5%, respectively. As of September 30, 2014, $81.3 million of outstanding borrowings were accruing at an interest rate of 3.44% (based on one-month LIBOR) and $9.5 million of outstanding borrowings were accruing at an interest rate of 5.50% (based on the Prime rate). The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2014 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2013 was 4.2% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2013 was 0.9% and 0.7%, respectively.

Our ability to borrow under the revolving credit facility is subject to availability under our borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the revolving credit facility. Our revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of our assets on the last day of each quarter (excluding from such calculation the portion of assets of MRCC SBIC financed with SBA debentures) or (b) 80% of the net proceeds to us from our initial offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving credit facility; (2) a ratio of our total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of our earnings before interest and taxes to our interest expense of at least 2.5 times. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the revolving credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with our financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under our revolving credit facility and fail to remedy such default under any applicable grace period, if any, then our entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of September 30, 2014, MRCC SBIC had received a commitment letter from the SBA for SBA-guaranteed debentures of $20.0 million and on October 20, 2014, received another commitment letter for an additional $20.0 million in SBA-guaranteed debentures. The $13.0 million in SBA-guaranteed debentures outstanding which have already pooled mature in September 2024 and bear interest at a fixed rate of 3.37% per annum and the $0.7 million in SBA-guaranteed debentures outstanding which have not already pooled mature in March 2025 and bear interest at an interim rate of 1.0% until the March 2015 pooling date.

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

On October 15, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief.

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

As of September 30, 2014, secured borrowings at fair value totaled $5.9 million and the fair value of the loans that are associated with these secured borrowings was $19.3 million. As of December 31, 2013, secured borrowings at fair value totaled $7.9 million and the fair value of the loans that are associated with these secured borrowings was $22.7 million. These secured borrowings were created as a result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, repayments on secured borrowings totaled $0.5 million and $1.9 million, respectively. During the three and nine months ended September 30, 2013, repayments on secured borrowings totaled $0.7 million and $1.3 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.1% and 4.3% as of September 30, 2014 and December 31, 2013, respectively.

Share Repurchase Plan

On November 11, 2013, our Board approved a share repurchase plan (the “Plan”) under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Plan was implemented at the discretion of management and expired on November 10, 2014.

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

During the three and nine months ended September 30, 2014, we repurchased 40,882 and 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $0.6 million and $5.2 million, respectively. Since the approval of the Plan, we have repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6.3 million.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2014 totaled $3.2 million ($0.34 per share) and $9.8 million ($1.02 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2014, no portion of distributions would have been characterized as a tax return of capital to stockholders.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee ” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitment and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2014 and December 31, 2013, we had $13.7 million and $1.6 million in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 — Financial Instruments, relating to accounting for debt obligations at their fair value for our secured borrowings, which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. We will consult with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

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

While the Investment Advisory and Management Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and nine months ended September 30, 2014, we had a reduction in accrued capital gains incentive fees of $83 thousand and $144 thousand, respectively, primarily as a result of declines in certain portfolio valuations, of which only $19 thousand and $60 thousand, respectively, was related to realized capital gains and was therefore payable to MC Advisors. During the three and nine months ended September 30, 2013, we accrued capital gains incentive fees of $37 thousand and $0.4 million, respectively, based on the performance of our portfolio, none of which were payable to MC Advisors.

New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (ASC Topic 860), which makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounting for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on our consolidated financial position or statement disclosures.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2014 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(5.8)	$(176.2)	$170.4
Up 100 basis points	340.5	982.9	(642.4)
Up 200 basis points	2,356.1	1,948.0	408.1
Up 300 basis points	4,707.7	2,917.3	1,790.4

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We, MC Advisors and MC Management, are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The number and average price of shares of common stock purchased during the three months ended September 30, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2014 to July 31, 2014	28,419	$13.49	28,419	$1,400,496
August 1, 2014 to August 31, 2014	12,463	$13.42	12,463	$1,233,262
September 1, 2014 to September 30, 2014	—	$—	—	$1,233,262
Total	40,882	$13.47	40,882

(1)	On November 11, 2013, our Board approved a share repurchase plan under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The stock repurchase plan was implemented at the discretion of management and expired on November 10, 2014. Stock repurchases under this plan began during December 2013.

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

Date: November 10, 2014	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: November 10, 2014	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

