Form 10-K
period 2014-12-31
MONROE CAPITAL Corp
filed 2015-03-06
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $118.3 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 5, 2015, the registrant had 9,632,361 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of increased competition;
•	the impact of fluctuations in interest rates on our business and our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	the ability of MC Advisors to locate suitable investments for us and to monitor our investments; and
•	the impact of future legislation and regulation on our business and our portfolio companies.

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

The Initial Public Offering consisted of the sale of 5,750,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us, net of underwriting discounts and commissions, of approximately $84.6 million. On July 22, 2013, we completed a public offering of an additional 4,000,000 shares of our common stock at a price of $14.05 per share. On August 20, 2013, we also sold an additional 225,000 shares of our common stock at a price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option. These subsequent issuances provided us with proceeds, net of offering and underwriting costs of $56.0 million.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2014, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $20.0 million in SBA-guaranteed debentures outstanding. Additionally, as of December 31, 2014, MRCC SBIC had received a commitment letter for an additional $20.0 million in SBA-guaranteed debentures.

OVERVIEW OF OUR BUSINESS

We are a specialty finance company focused on providing financing primarily to lower middle-market companies in the United States. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock and warrants.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to middle-market companies. We believe that our primary focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $233.5 million at December 31, 2014. Our portfolio at December 31, 2014 consists of 40 different portfolio companies and holdings include senior secured, junior secured and unitranche debt and equity securities. As of December 31, 2014, we have borrowed $82.3 million under our revolving credit facility and drawn $20.0 million in SBA-guaranteed debentures to finance the purchase of our assets.

Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $15.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2014, our portfolio included approximately 53.2% senior secured debt, 41.4% unitranche secured debt, 4.6% junior secured debt and 0.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 20 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2014, Monroe Capital’s investment professionals invested in over 700 loan and related investments with an aggregate principal value of over $3.3 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as interested directors. Mr. Koenig has more than 25 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 30 companies in the lower middle-market. Mr. Peck has more than 20 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 20 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 15 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2014, Monroe Capital had approximately $1.9 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 275 current investments. From Monroe Capital’s formation in 2004 through December 31, 2014, Monroe Capital’s investment professionals invested in over 700 loans and related investments with an aggregate principal value of over $3.3 billion. The senior investment team of Monroe Capital averages more than 20 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

Attractive Current Yield.  We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target senior and unitranche secured debt will have an average maturity of three to five years and interest rates of 8% to 13%, and we expect our target junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 10% to 15%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR floor), will typically include upfront closing fees of 1% to 4% and may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan). We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot assure you that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

Sound Portfolio Construction.  We strive to exercise discipline in portfolio creation and management and to implement effective governance throughout our business. Monroe Capital has been, and MC Advisors, which is comprised by substantially the same investment professionals who have operated Monroe Capital, is, and we believe will continue to be, conservative in the underwriting and structuring of covenant packages in order to enable early intervention in the event of weak financial performance by a portfolio company. We seek to pursue lending opportunities selectively and to maintain a diversified portfolio. We believe that exercising disciplined portfolio management through continued intensive account monitoring and timely and relevant management reporting allows us to mitigate risks in our debt investments. In addition, we have implemented rigorous governance processes through segregation of duties, documented policies and procedures and independent oversight and review of transactions, which we believe helps us to maintain a low level of non-performing loans. We believe that Monroe Capital’s proven process of thorough origination, conservative underwriting, due diligence and structuring, combined with careful account management and diversification, enabled it to protect investor capital, and we believe MC Advisors follows and will follow the same philosophy and processes in originating, structuring and managing our portfolio investments.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team.  We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of more than 45 professionals, including six senior partners that average more than 20 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer, Chief Investment Officer and Chief Compliance Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2014, Monroe Capital’s investment professionals invested in more than 700 loan and related investments with an aggregate principal value of over $3.3 billion.

Differentiated Relationship-Based Sourcing Network.  We believe Monroe Capital’s senior investment professionals benefit from extensive relationships with commercial banks, private equity firms, financial intermediaries, management teams and turn-around advisors. We believe that this broad sourcing network differentiates us from our competitors and offers us a diversified origination approach that does not rely on a single channel and offers us consistent deal flow throughout the economic cycle. We also believe that this broad network allows us to originate a substantial number of non-private equity-sponsored investments.

Extensive Institutional Platform for Originating Middle-Market Deal Flow.  Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 1,600 investment opportunities during 2014. Monroe Capital’s over 700 previously executed transactions, over 275 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. As of December 31, 2014, Monroe Capital had a pipeline of approximately 200 transactions for an aggregate potential deal volume of greater than $4.0 billion for all funds under management. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, and junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $15.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2014, as well as the top ten industries in which we were invested as of December 31, 2014, in each case calculated as a percentage of our total investments at fair value as of such date (dollars in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Escort Holdings Corp.	$14,630	6.3%
PD Products, LLC	14,317	6.1
Output Services Group, Inc.	12,528	5.4
Alora Pharmaceuticals, LLC	11,277	4.8
Conisus, LLC	10,628	4.6
American Community Homes, Inc.	10,163	4.4
West World Media, LLC	7,747	3.3
Collaborative Neuroscience Network, LLC	7,604	3.2
L.A.R.K Industries, Inc.	7,004	3.0
Accutest Corporation	6,952	3.0
	$102,850	44.1%

Industry	Fair Value of Investments	Percentage of Total Investments
Healthcare & Pharmaceuticals	$29,929	12.8%
Services: Business	29,618	12.7
Consumer Goods: Non-Durable	27,367	11.7
Retail	22,342	9.6
Consumer Goods: Durable	19,281	8.3
Hotels, Gaming & Leisure	18,655	8.0
Banking, Finance Insurance & Real Estate	16,815	7.2
Construction & Building	11,637	5.0
Media Advertising, Printing & Publishing	10,628	4.5
Media: Diversified & Production	7,747	3.3
	$194,019	83.1%

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

The following chart illustrates the stages of MC Advisors’ evaluation process:

Evaluation Process
Origination Opportunities Received
Comprehensive Due Diligence and Risk Analysis
Systematic and Consistent Underwriting
Standardized and Structered Credit Approval Process
Fund Investments

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the following categories, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our Board reviews and affirms such ratings. A definition of the rating system follows:

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

Our investment performance ratings do not constitute any ratings of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,737	88.1
3	27,798	11.9
4	—	—
5	—	—
Total	$233,535	100.0%

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

Management and Incentive Fee

Under the Investment Advisory and Management Agreement with MC Advisors and subject to the overall supervision of our Board, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash) and is payable quarterly in arrears.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter subject to a total return requirement. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under our administration agreement between an affiliate of Monroe Capital and MC Advisors, “the Administration Agreement,” and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

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

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 2%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.0%
Hurdle rate(1) = 2%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.3625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
                        = 100% × (2.3625% – 2%)
                        = 0.3625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income-related portion of the incentive fee is 0.3625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate(1) = 2%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.8625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”)(3)
Incentive fee = 100% × “catch-up” + (20% × (Pre-incentive fee net investment income – 2.5%))
“Catch-up”   = 2.5% – 2%
                        = 0.5%

Incentive fee = (100% × 0.5%) + (20% × (2.8625% – 2.5%))
            = 0.5% + (20% × 0.3625%)
            = 0.5% + 0.0725%
            = 0.5725%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.56%.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee.
(3)	The “catch-up” provision is intended to provide our investment advisor with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

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

Example 3: Capital Gains Portion of Incentive Fee (*):

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

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. Subject to the cap on general and administrative expenses set forth below, we bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	although none of MC Advisors’ duties will be subcontracted to sub-advisors, we will pay the fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis;
•	interest payable on debt, if any, incurred to finance our investments;
•	offerings of our common stock and other securities;
•	investment advisory fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or MC Management in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory and Management Agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory and Management Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory and Management Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our future success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, amounts payable for administrative expenses covered under the Administration Agreement to MC Management were limited to the greater of (i) 0.375% of our average assets for such quarter and (ii) $375,000 through

December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, we incurred $2.9 million, $2.4 million and $0.3 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $0.9 million, $0.5 million and $0.1 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on October 20, 2014, our Board unanimously voted to approve and continue the Investment Advisory and Management Agreement and the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

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

Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided pursuant to the Staffing Agreement.

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. We calculate the value of our total assets in accordance with the following procedures.

Investments for which market quotations are readily available and within a recent date are valued at such market quotations. We may also obtain indicative prices with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We expect that there will not be a readily available market value within a recent date for many of our investments; those debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. We employ independent third-party valuation firms for all material unquoted assets.

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

With respect to investments for which market quotations are not readily available or for which no indicative prices from pricing services or brokers or dealers have been received, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with senior management;
•	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once in every calendar year for each portfolio company investment, but are generally received quarterly;
•	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. Management generally uses the yield approach to determine fair value of debt investments, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, management may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The types of factors that may be taken into account in the determination of the fair value of our investments include, as relevant, the markets in which the portfolio company does business, overall market conditions, changes in the interest rate environment and the credit markets generally, comparisons to publicly traded securities, the enterprise value of the portfolio company, the portfolio company’s financial performance and ability to make scheduled payments, the nature and net realizable value of any collateral and other relevant factors. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

We report our investments at fair value with changes in value reported through our consolidated income statement under the caption “unrealized appreciation (depreciation) on investments.” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains, defined as net long-term capital gains in excess of net short-term capital losses we distribute to our stockholders.

We will be subject to U.S. federal income tax at the regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2014, 2013 and 2012 we recorded $0.1 million, zero and zero within general and administrative expenses on our condensed consolidated statements of operations for U.S. federal excise tax.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;
•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2014, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $20.0 million in SBA guaranteed debentures outstanding.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related group of SBICs to a maximum of $225.0 million in total borrowings. As we have other affiliated SBICs already in operation, it is expected that MRCC SBIC is currently limited to a maximum of $40.0 million in borrowings.

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

MRCC SBIC is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of a SBIC license does not assure that MRCC SBIC will receive SBA-guaranteed debenture funding, which is dependent upon MRCC SBIC’s continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued to MRCC SBIC upon an event of default.

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

CODES OF ETHICS

We and MC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may access our code of ethics on our website at www.monroebdc.com. The date and substance of amendments to the code, if any, are noted on the cover page of the code of ethics. You may also read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by our clients. In most cases we will vote in favor of proposals that we believe are likely to increase the value of the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including with respect to Monroe Capital Corporation, those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.

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

We and MC Advisors are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, obtain approval of the Board of these policies and procedures, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

On October 15, 2014, we were granted an exemptive relief order that permits Monroe Capital Corporation, MC Advisors, MC Management, MRCC SBIC and other affiliates of Monroe Capital to engage in con-investment transactions that would otherwise be prohibited under the 1940 Act. Subject to certain conditions, we are now allowed to participate in negotiated investments with certain affiliated investment funds, providing our stockholders with access to a broader array of investment opportunities.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in two closed-end funds, two small business investment companies and two private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. We received exemptive relief from the SEC on October 15, 2014 that permits greater flexibility relating to co-investments, subject to certain conditions. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and by our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods.

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

Any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

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

Affiliates of MC Advisors manage other assets in two closed-end funds, two small business investment companies and two private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. None of these funds are registered with the SEC. In addition, although we are currently the only entity managed by MC Advisors, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, exemptive relief granted to us by the SEC on October 15, 2014 and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including our independent directors. The allocation policy further provides that allocations among us and these other accounts are generally made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

As a business development company, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 27, 2015. We may seek further stockholder approval to sell shares below net asset value in the future.

We maintain a credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

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

	Assumed Return on Our Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(2)	-21.22%	-11.99%	-2.73%	6.47%	15.70%

(1)	The assumed return on our portfolio is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $240.0 million in total assets, $110.0 million in debt outstanding, $130.0 million in net assets and an average cost of funds of 3.3%, which was the weighted average interest rate of borrowings on our revolving credit facility and SBA-guaranteed debentures as of December 31, 2014. The interest rate on our revolving credit facility is a variable rate.

Pending legislation may allow us to incur additional leverage.

Under the 1940 Act, as a business development company we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act to increase the amount business development companies may borrow by reducing the asset coverage percentage from 200% to 150%. As a result, if this or similar legislation were to pass, we may be able to incur additional indebtedness in the future and therefore risks related to incurring indebtedness may increase.

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

MRCC SBIC will be subject to SBA regulations.

Under current SBA regulations, a licensed SBIC can invest in entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after U.S. federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must invest 25.0% of its capital in those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause MRCC SBIC to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause MRCC SBIC to make investments it otherwise would not make in order to remain in compliance with these regulations.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. As we have other affiliated SBICs in operation, MRCC SBIC is currently limited to a maximum of $40.0 million in borrowings. If MRCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, there can be no assurance that MRCC SBIC will continue to receive SBA debenture funding. Receipt of SBA debenture funding is dependent upon an SBIC’s continued compliance with SBA regulations and policies and the availability of funding. The amount of SBA debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by MRCC SBIC.

The debentures issued by MRCC SBIC to the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. MRCC SBIC would need to generate sufficient cash flow to make required debt payments to the SBA. If MRCC SBIC is unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event it liquidates or the SBA exercises its remedies under such debentures as the result of a default by MRCC SBIC.

MRCC SBIC, as an SBIC, is limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our status as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of MRCC SBIC (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). MRCC SBIC’s ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our status as a RIC, we may be required to make distributions attributable to MRCC SBIC’s income without receiving any corresponding cash distributions from it with respect to such income. We can make no assurances that MRCC SBIC will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by our Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation (depreciation) on investments.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the strategies and plans set forth herein and may shift our investment focus from the areas of expertise of MC Advisors to other types of investments in which MC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012, until the earliest of:

•	the last day of our fiscal year ending December 31, 2017;
•	the year in which our total annual gross revenues first exceed $1.0 billion;
•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that we successfully identified and resolved all issues required to be disclosed prior to becoming a public company or that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results or operations may be adversely affected. As a result, we expect to incur significant associated expenses in the near term, which may negatively impact our financial performance and our ability to make distributions.

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

From mid-2007 through mid-2012, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline has materially and adversely affected the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. To the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. Although the spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has narrowed in recent quarters, the further deterioration of current market conditions could materially and adversely affect our business.

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

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest components. For the year ended December 31, 2014, PIK interest comprised approximately 3.5% of our interest income. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•	OID instruments generally represent a significantly higher credit risk than coupon loans.

•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•	The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•	OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

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

We generally seek to invest capital in senior, unitranche and junior secured loans and, to a lesser extent, unsecured subordinated debt and equity. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

Risks Relating to Our Common Stock

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

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

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt acquisitions of our stock by any person from the Maryland Control Share Acquisition Act. If we amend our bylaws to subject the acquisition of our stock to the Maryland Control Share Acquisition Act, we would only do so to the extent consistent with the provisions of Section 18(i) of the 1940 Act and related SEC staff guidance.

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

The market price and liquidity of the market for shares of our common stock may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC or business development company status;
•	the ability of MRCC SBIC, or any other SBIC subsidiary we may form to obtain and maintain an SBIC license;
•	changes or perceived changes in earnings or variations in operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of MC Advisors’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York, Los Angeles, California, San Francisco, California, Atlanta, Georgia, Boston, Massachusetts, Charlotte, North Carolina, and Dallas, Texas. Our administrator furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser are currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock began trading on The NASDAQ Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. The following table sets forth, the range of high and low closing sales prices of our common stock as reported on The NASDAQ Global Market.

Year ended December 31, 2012	NAV(1)	High	Low
Fourth Quarter	$14.54	$15.30	$14.59

Year ended December 31, 2013	NAV(1)	High	Low
First Quarter	$14.78	$15.39	$14.55
Second Quarter	$14.78	$15.46	$14.60
Third Quarter	$14.01	$14.99	$12.95
Fourth Quarter	$13.92	$13.87	$11.75

Year ended December 31, 2014	NAV(1)	High	Low
First Quarter	$13.99	$13.55	$12.19
Second Quarter	$13.93	$13.92	$12.70
Third Quarter	$13.95	$14.00	$13.26
Fourth Quarter	$14.05	$14.63	$13.00

Year ending December 31, 2015	NAV(1)		High	Low
First Quarter through March 5, 2015	$	*	$15.38	$13.91

*	Not determinable at the time of filing.
(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.

HOLDERS

The last reported price for our common stock on March 5, 2015 was $15.00 per share. As of March 5, 2015, there were three holders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.

DIVIDENDS

The following table summarizes our dividends or distributions declared during the years ended December 31, 2014, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
November 7, 2012	December 14, 2012	December 28, 2012	$0.34
Total dividends declared during the year ended December 31, 2012			$0.34	(1)

Date Declared	Record Date	Payment Date	Amount Per Share
March 6, 2013	March 19, 2013	March 28, 2013	$0.34
May 31, 2013	June 14, 2013	June 28, 2013	0.34
August 30, 2013	September 13, 2013	September 27, 2013	0.34
December 2, 2013	December 13, 2013	December 27, 2013	0.34
Total dividends declared during the year ended December 31, 2013			$1.36	(1)

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2014	March 18, 2014	March 28, 2014	$0.34
May 29, 2014	June 13, 2014	June 27, 2014	0.34
August 27, 2014	September 15, 2014	September 30, 2014	0.34
December 1, 2014	December 15, 2014	December 30, 2014	0.34
Total dividends declared during the year ended December 31, 2014			$1.36	(1)

(1)	Includes a return of capital for tax purposes for the years ended December 31, 2014, 2013 and 2012 of approximately zero, $0.21 and $0.20 per share, respectively.

On March 6, 2015, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2015 to stockholders of record on March 20, 2015.

Our credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the credit facility. Distributions in cash or property other than our common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain our status as a RIC. The credit facility also specifically allowed for the dividend payments made during the fourth quarters of 2013 and 2012 which included returns of capital.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The number and average price of shares of common stock purchased during the three months ended December 31, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchases as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2014 to October 31, 2014	—	$—	—	$1,233,262
November 1, 2014 to November 30, 2014	—	$—	—	$—
December 1, 2014 to December 31, 2014	—	$—	—	$—
Total	—	$—	—

(1)	On November 11, 2013, our Board approved a share repurchase plan under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The stock repurchase plan was implemented at the discretion of management and expired on November 10, 2014. Stock repurchases under this plan began during December 2013.

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from October 25, 2012, the date our common stock began trading, through December 31, 2014. The graph assumes that on October 25, 2012, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2014, 2013, 2012 and for the period from February 9, 2011 (date of inception) to December 31, 2011 are derived from our consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except per share data):

	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012(1)	As of and for the period from February 9, 2011 (date of inception) to December 31, 2011(1)
Consolidated statements of operations data:
Total investment income	$29,913	$18,213	$1,706	$—
Base management fees	4,091	2,752	318	—
Incentive fees	3,512	1,544	6	—
All other expenses	7,235	5,267	592	—
Net investment income	15,075	8,650	790	—
Net realized gain (loss) on investments	299	247	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(1,465)	869	160	—
Net increase (decrease) in net assets resulting from operations	$13,909	$9,766	$950	$—
Per share data (basic and diluted):
Net asset value	$14.05	$13.92	$14.54	n/a
Net investment income	1.57	1.13	0.15	$—
Net realized gain (loss) on investments	0.03	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(0.15)	0.12	0.03	—
Net increase (decrease) in net assets resulting from operations	$1.45	$1.28	$0.18	$—
Distributions declared(2)	$1.36	$1.36	$0.34	$—
Consolidated statements of assets and liabilities data at period end:
Investments, at fair value	$233,535	$207,920	$132,752	$—
Cash	5,737	14,603	4,060	10
Other assets	4,313	3,158	2,419	—
Total assets	243,585	225,681	139,231	10
Total debt	106,308	83,943	55,000	—
Other liabilities	3,539	3,646	597	—
Total liabilities	109,847	87,589	55,597	—
Total net assets	$133,738	$138,092	$83,634	$10
Other data:
Weighted average annualized effective yield at period end(3)	11.6%	10.7%	11.3%	n/a
Number of portfolio company investments at period end	40	42	28	n/a
Purchases of investments for the period	$132,183	$138,781	$144,482	n/a
Principal payments and sales of investments for the period	$107,073	$65,165	$11,898	n/a

(1)	For historical periods prior to October 24, 2012, the Company had no operations and therefore information provided does not include financial results prior to October 24, 2012.
(2)	Includes a return of capital for tax purposes of zero, $0.21 and $0.20 for the years ended December 31, 2014, 2013 and 2012, respectively.
(3)	The weighted average annualized effective yield at period end is based upon the par value of our debt investments.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2014, our portfolio included approximately 53.2% senior secured debt, 41.4% unitranche secured debt, 4.6% junior secured debt and 0.8% equity securities compared to December 31, 2013, when our portfolio consisted of 42.8% senior secured debt, 46.3% unitranche secured debt, 10.7% junior secured debt and 0.2% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2014, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $20.0 million in SBA-guaranteed debentures outstanding. Additionally, as of December 31, 2014, MRCC had received a commitment letter for an additional $20.0 million in SBA-guaranteed debentures. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the year ended December 31, 2014, we invested $120.4 million in twenty five new portfolio companies and $11.8 million in six existing portfolio companies and had $107.1 million in aggregate amount of principal repayments, resulting in net investment acquisitions of $25.1 million for the period.

During the year ended December 31, 2013, we made $131.9 million on investments in new portfolio companies and had $65.2 million in aggregate amount of principal repayments resulting in net investment acquisitions of $73.6 million for the period.

During the year ended December 31, 2012, we made $144.5 million on investments in new portfolio companies and had $11.9 million in aggregate amount of principal repayments resulting in net investment acquisitions of $132.6 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	December 31, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Senior secured loans	$124,161	53.2%	11.3%	11.3%
Unitranche loans	96,635	41.4	10.8	12.1
Junior secured loans	10,803	4.6	10.3	10.3
Equity securities	1,936	0.8	n/a	n/a
Total	$233,535	100.0%	11.0%	11.6%

	December 31, 2013
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Senior secured loans	$88,963	42.8%	9.8%	9.8%
Unitranche loans	96,217	46.3	10.2	11.8
Junior secured loans	22,335	10.7	9.4	9.4
Equity securities	405	0.2	n/a	n/a
Total	$207,920	100.0%	9.9%	10.7%

(1)	Based upon the par value of our debt investments.

n/a — not applicable

We were able to increase our effective yield on the portfolio by 0.9% during the year ended December 31, 2014, while also shifting to a more senior portfolio of assets.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$29,929	12.8%	$30,639	14.7%
Services: Business	29,618	12.7	28,692	13.8
Consumer Goods: Non-Durable	27,367	11.7	23,404	11.3
Retail	22,342	9.6	21,161	10.2
Consumer Goods: Durable	19,281	8.3	23,805	11.4
Hotels, Gaming & Leisure	18,655	8.0	7,198	3.4
Banking, Finance, Insurance & Real Estate	16,815	7.2	7,566	3.6
Construction & Building	11,637	5.0	1,012	0.5
Media: Advertising, Printing & Publishing	10,628	4.5	17,822	8.6
Media: Diversified & Production	7,747	3.3	—	—
Metals & Mining	7,180	3.1	—	—
Wholesale	5,624	2.4	—	—
Automotive	5,483	2.3	15,100	7.2
Energy: Oil & Gas	4,698	2.0	4,875	2.3
Containers, Packaging & Glass	3,979	1.7	1,980	1.0
Capital Equipment	3,665	1.6	4,271	2.1
Services: Consumer	3,014	1.3	3,104	1.5
High Tech Industries	2,973	1.3	9,530	4.6
Beverage, Food & Tobacco	2,900	1.2	3,034	1.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	1,013	0.5
Total	$233,535	100.0%	$207,920	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our board of directors (the “Board”) reviews and affirms such ratings. A definition of the rating system follows:

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

Our investment performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,737	88.1
3	27,798	11.9
4	—	—
5	—	—
Total	$233,535	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	189,899	91.3
3	18,021	8.7
4	—	—
5	—	—
Total	$207,920	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	For the years ended December 31,
	2014	2013	2012
Total investment income	$29,913	$18,213	$1,706
Total expenses, net	14,838	9,563	916
Net investment income	15,075	8,650	790
Net realized gain (loss) on investments	299	247	—
Net change in unrealized appreciation (depreciation) on investments	(1,537)	815	160
Net change in unrealized (appreciation) depreciation on secured borrowings	72	54	—
Net increase (decrease) in net assets resulting from operations	$13,909	$9,766	$950

As we had no substantive operating activities prior to the initial public offering on October 24, 2012, the results of the periods prior to the initial public offering are excluded from this discussion.

Investment Income

For the years ended December 31, 2014, 2013 and 2012, total investment income was $29.9 million, $18.2 million and $1.7 million, of which $26.8 million, $17.1 million, and $1.6 million was attributable to portfolio interest and $3.1 million, $1.1 million and $0.1 million to other income (including amortization of discounts and origination fees, paydown gains (losses) and dividend income), respectively. The increase in interest income of $11.7 million during the year ended December 31, 2014 is primarily due to higher outstanding invested assets and the continued optimization of the portfolio into higher yielding assets.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2014	2013	2012
Interest and other debt financing expenses	$4,342	$2,908	$305
Base management fee	4,091	2,752	318
Incentive fees	3,512	1,544	6
Professional fees	1,138	1,149	76
Administrative service fees	876	528	133
General and administrative expenses	879	682	78
Total expenses	$14,838	$9,563	$916

The composition of our interest expense and other debt financing expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2014	2013	2012
Interest expense – credit facility	$3,183	$1,978	$219
Amortization of deferred financing costs	576	479	86
Interest expense – secured borrowings	374	378	—
Interest expense – SBA debentures	161	—	—
Other	48	73	—
Total interest and other debt financing expenses	$4,342	$2,908	$305

The increase in expenses of $5.3 million during the year ended December 31, 2014 is primarily due to an increase in interest expense as a result of additional borrowings required to support the growth of the portfolio, an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance.

Net Realized Gain (Loss) on Investments

Sales and principal repayments totaled $107.1 million, $65.2 million and $11.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, resulting in net realized gain (loss) on investments of $0.3 million, $0.2 million and zero, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the years ended December 31, 2014, 2013 and 2012, our investments had ($1.5) million, $0.8 million and $0.2 million of unrealized appreciation (depreciation), respectively. For the years ended December 31, 2014, 2013 and 2012 our secured borrowings had $0.1 million, $0.1 million and zero of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2014, 2013 and 2012, we recorded a net increase in net assets resulting from operations of $13.9 million, $9.8 million and $1.0 million, respectively. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2014, 2013 and 2012 our per share net increase in net assets resulting from operations was $1.45, $1.28 and $0.18, respectively. The increase of $4.1 million during the year ended December 31, 2014 is primarily the result of increases in net investment income, partially offset by increases in unrealized losses.

Liquidity and Capital Resources

As of December 31, 2014, we had $5.7 million in cash and cash equivalents and $82.3 million of total debt outstanding on our revolving credit facility and $20.0 million in outstanding SBA-guaranteed debentures. We had $27.7 million available for additional borrowings on our revolving credit facility and $20.0 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2014, we experienced a net decrease in cash and cash equivalents of $8.9 million. During the same period we used $11.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $2.7 million from financing activities, principally from net borrowings on our revolving credit facility and SBA-guaranteed debenture borrowings, partially offset by distributions to stockholders, repurchases of our common stock and decreases in secured borrowings.

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents of $10.5 million. During the same period we used $62.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $73.4 million from financing activities, principally from proceeds from our initial public offering and net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 27, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2014 and 2013, we had 9,517,910 and 9,918,269 shares outstanding, respectively.

Borrowings

Revolving Credit Facility: We entered into our credit facility with ING Capital LLC, as agent, on October 23, 2012 to finance the purchase of our assets. Revolving commitments under the facility were initially $65.0 million with an accordion feature up to $100.0 million. On September 27, 2013, the maximum amount we were able to borrow under the revolving credit facility was increased to $95.0 million, pursuant to this accordion feature.

On December 19, 2013 we entered into an amendment (the “Credit Facility Amendment”) to the documents governing our revolving credit facility. The Credit Facility Amendment, among other things, (a) increased the size of the current revolving commitments under the revolving credit facility to $110.0 million from $95.0 million, (b) expanded the accordion feature to $200.0 million from $100.0 million (subject to maintaining 200% asset coverage, as defined in the 1940 Act), (c) reduced pricing by 50 basis points, to LIBOR plus 3.25% per annum, with a further step-down to LIBOR plus 3.00% when equity capitalization exceeds $175.0 million, (d) extended the expiration of the revolving period from October 23, 2015 to December 19, 2016, during which period we, subject to certain conditions, may make borrowings under the facility and (e) extended the stated maturity date from October 21, 2016 to December 19, 2017. As of December 31, 2014 and 2013, we had $82.3 million and $76.0 million outstanding, respectively, under this revolving credit facility.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2014 and 2013 was 3.4% and 4.1%, respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the years ended December 31, 2014 and 2013 was 0.5% and 0.7%, respectively. As of both December 31, 2014 and 2013, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR).

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 55% of assets on the last day of each quarter (excluding from such calculation the portion of assets of MRCC SBIC financed with SBA debentures) or (b) 80% of the net proceeds to us from our initial offering plus 50% of the net proceeds of the sales of our securities after the effectiveness of the revolving credit facility; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.15 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the credit facility. Distributions in cash or property other than common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain our status as a RIC. The credit facility also specifically allowed for the dividend payments made during the fourth quarter of 2013 and 2012.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2014, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $20.0 million in SBA-guaranteed debentures outstanding. Additionally, as of December 31, 2014, MRCC SBIC had received a commitment letter for an additional $20.0 million in SBA-guaranteed debentures. The $12.9 million in SBA-guaranteed debentures outstanding which have already pooled mature in September 2024 and bear interest at a fixed rate of 3.4% per annum and the $7.1 million in SBA-guaranteed debentures outstanding which have not already pooled mature in March 2025 and bear interest at an interim rate of 1.0% until the March 2015 pooling date.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related group of SBICs to a maximum of $225.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC is currently limited to a maximum of $40.0 million in borrowings.

On October 15, 2014, we were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

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

As of December 31, 2014, secured borrowings at fair value totaled $4.0 million and the fair value of the loans that are associated with these secured borrowings was $13.1 million. As of December 31, 2013, secured borrowings at fair value totaled $7.9 million and the fair value of the loans that are associated with these secured borrowings was $22.7 million. These secured borrowings were created as a result of our completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the three months ended March 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No other such partial loan sales occurred during the remainder of 2013 or during the year ended December 31, 2014. During the year ended December 31, 2014, repayments on secured borrowings totaled $3.9 million including the full repayment of the secured borrowing for TPP Acquisition, Inc. During the year ended December 31, 2013, repayments on secured borrowings totaled $2.0 million. The weighted average interest rate on our secured borrowings was approximately 5.5% and 4.3% as of December 31, 2014 and 2013, respectively.

Share Repurchase Plan

On November 11, 2013, our Board approved a share repurchase plan (“Plan”) under which up to $7.5 million of our outstanding common stock may be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Plan was implemented at the discretion of management and expired on November 10, 2014.

During the year ended December 31, 2014, we repurchased 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5.2 million. During the year ended December 31, 2013, we repurchased 84,803 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $1.0 million. During the time the Plan was active we repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6.3 million. We are incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for years ended December 31, 2014, 2013 and 2012 totaled $13.0 million ($1.36 per share), $10.7 million ($1.36 per share) and $2.0 million ($0.34 per share), respectively of which zero, $1.6 million and $1.2 million represented return of capital, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2014 (dollars in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$82,300	$—	$—	$82,300	$—
SBA debentures payable	20,000	—	—	—	20,000
Unfunded commitments(1)	15,294	15,294	—	—	—
Total contractual obligations(2)	$117,594	$15,294	$—	$82,300	$20,000

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2014. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2014.
(2)	Total contractual obligations excludes $4.0 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities.

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

Recent Developments

On February 6, 2015, we entered into an at-the market (“ATM”) program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock.

On March 6, 2015, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2015 to holders of record on March 20, 2015.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with senior management;
•	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once in every calendar year for each portfolio company investment, but are generally received quarterly;

•	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

During the year ended December 31, 2014, we had a reduction in accrued capital gains incentive fees of $206 thousand, primarily as a result of declines in certain portfolio valuations. All of this reduction in accrued capital gains during the year ended December 31, 2014 was the result of unrealized capital losses and this reduced the capital gains incentive fee payable to MC Advisors to zero as of December 31, 2014. During the year ended December 31, 2013, we accrued capital gains incentive fees of $249 thousand, based on the performance of our portfolio, none of which were payable to MC Advisors. Incentive fees for the year ended December 31, 2012 consisted entirely of part two incentive fees.

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which have effectively converted the loans to fixed rate loans in the current interest rate environment. In addition, our credit facility has a floating interest rate provision and we expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(5.5)	$(154.3)	$148.8
Up 100 basis points	347.6	856.4	(508.8)
Up 200 basis points	2,403.7	1,720.7	683.0
Up 300 basis points	4,746.9	2,585.1	2,161.8

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and
15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Consolidated Financial Statements

See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Monroe Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monroe Capital Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey LLP

Chicago, Illinois
March 6, 2015

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments (amortized cost of: $210,573 and $206,945 respectively)	$210,318	$207,920
Non-controlled affiliate company investments (amortized cost of: $16,922 and $0, respectively)	16,596	—
Controlled affiliate company investments (amortized cost of: $6,603 and $0, respectively)	6,621	—
Total investments, at fair value (amortized cost of: $234,098 and $206,945, respectively)	233,535	207,920
Cash	5,737	14,603
Interest receivable	952	638
Deferred financing costs, net	2,479	2,091
Other assets	882	429
Total assets	243,585	225,681
LIABILITIES
Revolving credit facility	82,300	76,000
SBA debentures payable	20,000	—
Secured borrowings, at fair value (proceeds of: $4,134 and $7,997, respectively)	4,008	7,943
Payable for open trades	—	840
Interest payable	244	239
Management fees payable	1,050	845
Incentive fees payable	1,140	1,067
Accounts payable and accrued expenses	1,105	655
Total liabilities	109,847	87,589
Net assets	$133,738	$138,092
Commitments and contingencies (See Note 11)
ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 9,518 and 9,918 shares issued and outstanding, respectively	$10	$10
Capital in excess of par value	134,803	140,038
Accumulated distributions in excess of net investment income	(639)	(2,985)
Accumulated net realized gain (loss) on investments	—	—
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(436)	1,029
Total net assets	$133,738	$138,092
Net asset value per share	$14.05	$13.92

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012(1)
Investment income:
Interest income
Non-controlled/non-affiliate company investments	$28,777	$18,213	$1,706
Non-controlled affiliate company investments	925	—	—
Controlled affiliate company investments	211	—	—
Total investment income	29,913	18,213	1,706
Operating expenses:
Interest and other debt financing expenses	4,342	2,908	305
Base management fees	4,091	2,752	318
Incentive fees	3,512	1,544	6
Professional fees	1,138	1,149	76
Administrative service fees	876	528	133
General and administrative expenses	879	682	78
Total expenses	14,838	9,563	916
Net investment income	15,075	8,650	790
Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	299	247	—
Net realized gain (loss) on investments	299	247	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(2,298)	815	—
Non-controlled affiliate company investments	524	—	160
Controlled affiliate company investments	237	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,537)	815	160
Net change in unrealized (appreciation) depreciation on secured borrowings	72	54	—
Net gain (loss) on investments and secured borrowings	(1,166)	1,116	160
Net increase (decrease) in net assets resulting from operations	$13,909	$9,766	$950
Per common share data:
Net investment income per share – basic and diluted(2)	$1.57	$1.13	$0.15
Net increase in net assets resulting from operations per share – basic and diluted(2)	$1.45	$1.28	$0.18
Weighted average common shares outstanding – basic and diluted(2)	9,596	7,624	5,386

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.
(2)	Net investment income per share, Net increase in net assets resulting from operations per share and Weighted average common shares outstanding for the year ended December 31, 2012 are calculated for the period from October 24, 2012 to December 31, 2012.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net investment income	Accumulated net realized gain (loss) on investments	Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	Total net assets
	Number of shares	Par value
Balances at December 31, 2011	—	$—	$10	$—	$—	$—	$10
Net increase (decrease) in net assets resulting from operations	—	—	—	790	—	160	950
Issuance of common stock, net of offering and underwriting costs(1)	5,750	6	84,623	—	—	—	84,629
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – income distributions	—	—	—	(790)	—	—	(790)
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – return of capital	—	—	—	(1,165)	—	—	(1,165)
Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$—	$160	$83,634
Net increase (decrease) in net assets resulting from operations	—	—	—	8,650	247	869	9,766
Issuance of common stock, net of offering and underwriting costs(2)	4,225	4	56,019	—	—	—	56,023
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – income distributions	28	—	417	(8,850)	(247)	—	(8,680)
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – return of capital	—	—	—	(1,620)	—	—	(1,620)
Repurchases of common stock	(85)	—	(1,031)	—	—	—	(1,031)
Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$—	$1,029	$138,092
Net increase (decrease) in net assets resulting from operations	—	—	—	15,075	299	(1,465)	13,909
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – income distributions	—	—	—	(12,729)	(299)	—	(13,028)
Repurchases of common stock	(400)	—	(5,235)	—	—	—	(5,235)
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$—	$(436)	$133,738

(1)	On October 24, 2012, the Company completed its initial public offering, selling 5,000 shares of its common stock at a public offering price of $15.00 per share. On November 26, 2012, the Company sold an additional 750 shares at $15.00 per share pursuant to the underwriters’ exercise of the over-allotment option.
(2)	On July 22, 2013, the Company completed a public offering of 4,000 shares of its common stock at a public offering price of $14.05 per share. On August 20, 2013 the Company sold an additional 225 shares of its common stock at a public offering price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,909	$9,766	$950
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,537	(815)	(160)
Net change in unrealized appreciation (depreciation) on secured borrowings	(72)	(54)	—
Net realized (gain) loss on investments	(299)	(247)	—
Payment-in-kind interest income	(1,054)	(229)	—
Net accretion of discounts and amortization of premiums	(689)	(261)	(8)
Proceeds from principal payments and sales of investments	107,073	65,165	11,898
Purchases of investments	(132,183)	(138,781)	(144,482)
Amortization of deferred financing costs	576	479	86
Changes in operating assets and liabilities:
Interest receivable	(314)	(135)	(503)
Other assets	(453)	(263)	(166)
Payable for open trades	(281)	281	—
Interest payable	5	188	51
Management fees payable	205	527	318
Incentive fees payable	73	1,061	6
Accounts payable and accrued expenses	450	433	222
Net cash provided by (used in) operating activities	(11,517)	(62,885)	(131,788)
Cash flows from financing activities
Borrowings on credit facility	90,800	109,500	58,000
Repayments of credit facility	(84,500)	(88,500)	(3,000)
SBA debentures borrowings	20,000	—	—
Payments of deferred financing costs	(964)	(820)	(1,836)
Proceeds from secured borrowings	—	10,000	—
Repayments on secured borrowings	(3,863)	(2,003)	—
Proceeds from shares sold, net of underwriting costs	—	56,690	84,629
Repurchases of common stock	(5,794)	(472)	—
Offering costs paid	—	(667)	—
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $0, $417 and $0, respectively)	(13,028)	(10,300)	(1,955)
Net cash provided by (used in) financing activities	2,651	73,428	135,838
Net increase (decrease) in cash	(8,866)	10,543	4,050
Cash, beginning of period	14,603	4,060	10
Cash, end of period	$5,737	$14,603	$4,060
Supplemental disclosure of cash flow information:
Cash interest paid during the period	$3,261	$1,774	$167

(1)	The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	$11,282	$11,082	$11,277	8.4%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	—	—	0.0%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	6,667	6,506	6,577	4.9%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	3,366	3,286	3,404	2.5%
BCC Software, LLC(h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,962	2,922	2,973	2.2%
BCC Software, LLC (Revolver)(f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	—	—	0.0%
BookIt Operating LLC(i)	Hotels, Gaming & Leisure	L+14.50%	14.00% Cash/2.00% PIK	1/10/2019	5,655	5,525	5,477	4.1%
Cornerstone Detention Products, Inc.(j)	Construction and Building	L+9.50%	9.50% Cash/1.00% PIK	4/8/2019	4,663	4,581	4,633	3.5%
Cornerstone Detention Products, Inc. (Revolver)(f)	Construction and Building	L+8.50%	9.50%	4/8/2019	400	—	—	0.0%
Cytovance Biologics, Inc.(h)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	2,000	1,952	1,995	1.5%
Cytovance Biologics, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	286	286	0.2%
Cytovance Biologics, Inc. (Capex)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	—	—	0.0%
EB Employee Solutions, LLC(h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,950	3,860	3,930	2.9%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,188	5,186	5,234	3.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (p)	12/20/2018	4,750	4,650	4,698	3.5%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction and Building	L+10.00%	11.50%	9/3/2019	6,993	6,827	7,004	5.2%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,002	3,926	4,000	3.0%
Luxury Optical Holdings Co. (Revolver)(f)	Retail	L+8.00%	9.00%	9/12/2019	273	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,980	3,904	3,996	3.0%
Miles Media Group LLC (Delayed Draw)(f)(k)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	—	—	0.0%
Miles Media Group LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	160	160	0.1%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,567	6,420	6,563	4.9%
O’Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	—	—	0.0%
Pacific Labs, LLC(h)	Healthcare & Pharmaceuticals	L+10.50%	11.50%	10/28/2019	5,466	5,346	5,493	4.1%
Pacific Labs, LLC (Delayed Draw)(k)	Healthcare & Pharmaceuticals	L+10.50%	11.50%	10/28/2019	1,833	—	—	0.0%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	13,126	12,979	13,093	9.8%
PD Products, LLC (Revolver)(f)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	1,225	1,224	0.9%
Rocket Dog Brands LLC(g)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.8%
SHI Holdings, Inc.(h)	Healthcare & Pharmaceuticals	L+9.25%	9.42%	7/10/2019	2,925	2,858	2,919	2.2%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.42%	7/10/2019	818	355	355	0.3%
SNI Companies(l)	Services: Business	L+8.00%	9.00%	12/31/2018	6,072	5,953	6,075	4.5%
SNI Companies (Revolver)(f)	Services: Business	L+8.00%	9.00%	12/31/2018	1,250	750	750	0.6%
Summit Container Corporation(g)(h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,800	3,712	3,838	2.9%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% cash/7.92% PIK (q)	12/23/2019	3,010	2,950	2,950	2.2%
TRG, LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+10.00%	11.00%	12/23/2019	131	—	—	0.0%
TRG, LLC (Delayed Draw)(f)(k)	Hotels, Gaming & Leisure	L+10.00%	11.00%	12/23/2019	790	—	—	0.0%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK	5/8/2019	7,743	7,599	7,747	5.8%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	$6,500	$6,406	$6,503	4.9%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
Total Senior Secured Loans					139,744	122,213	124,161	92.8%
Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,435	7,243	6,952	5.2%
Collaborative Neuroscience Network, LLC(n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,057	7,936	7,602	5.7%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,412	10,628	7.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/ 2.00% PIK	4/17/2017	3,645	3,645	3,665	2.7%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,487	14,630	10.9%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,062	8,005	5,482	4.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.00%	11.50%	7/17/2017	3,000	3,000	3,060	2.3%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/ 2.55% PIK (r)	5/7/2019	5,604	5,466	5,624	4.2%
Incipio Technologies, Inc.(h)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	5,500	5,363	5,362	4.0%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,605	4,532	4,651	3.5%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/1.00% PIK	12/17/2018	11,929	11,696	11,911	8.9%
Playtime, LLC(n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,277	6,197	5,540	4.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,995	5,108	3.8%
TPP Acquisition, Inc.(m)	Retail	L+13.00%	12.50% Cash/2.00% PIK	12/17/2017	6,698	6,603	6,420	4.8%
Total Unitranche Loans					101,283	99,580	96,635	72.1%
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,594	3,569	3,593	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,990	2,900	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,973	2,940	2.2%
Rocket Dog Brands LLC(g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,444	1,444	1,370	1.0%
Total Junior Secured Loans					11,038	10,976	10,803	8.1%
Equity Securities
American Community Homes, Inc. (warrant to purchase up to 10.0% of the equity)(g)	Banking, Finance, Insurance & Real Estate	—	—	10/9/2024	—	—	182	0.1%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity)(o)	Hotels, Gaming & Leisure	—	—	12/21/2023	—	—	436	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)(o)	Healthcare & Pharmaceuticals	—	—	12/27/2022	—	—	2	0.0%
Monte Nido Residential Center, LLC – Class A Units Common Units (1,762 units)(o)	Services: Consumer	—	—	—	—	74	74	0.1%
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)(o)	Metals & Mining	—	—	5/13/2024	—	—	—	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)(o)	Services: Business	—	—	12/17/2022	—	—	617	0.5%
Playtime, LLC – Preferred Units (8,665 units)(o)	Hotels, Gaming & Leisure	—	—	—	—	200	96	0.1%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate		Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Rocket Dog Brands LLC – Common Units (75,502 units)(g)	Consumer Goods: Non-Durable	—	—		—	$—	$—	$—	0.0%
Rocket Dog Brands LLC – Preferred Units (10 units)(g)	Consumer Goods: Non-Durable	—	15.00% PIK	(s)	—	—	967	77	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)(g)	Containers, Packaging & Glass	—	—		1/6/2014	—	—	141	0.1%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)(o)	Retail	—	—		—	—	87	110	0.1%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)(o)	Retail	—	—		—	—	1	—	0.0%
TPP Acquisition, Inc. (829 shares of common stock)(m)	Retail	—	—		—	—	—	201	0.0%
Total Equity Securities						—	1,329	1,936	1.4%
TOTAL INVESTMENTS							$234,098	$233,535	174.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $133,738 as of December 31, 2014.
(e)	A portion of this loan (principal of $4,656) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	All or a portion of this commitment was unfunded at December 31, 2014. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(i)	A portion of this loan (principal of $2,939) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	A portion of this loan (principal of $2,798) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $3,238) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014
(in thousands, except for units)

(m)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as it owns 25% percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(o)	Represents less than 5% ownership of the class and the portfolio company.
(p)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(r)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(s)	This position includes a PIK dividend and is currently on non-accrual status.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2013
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
Alliance Time Holdings, LLC	Retail	L+11.50%	10.00% Cash/3.00% PIK	12/24/2018	$10,000	$9,751	$9,750	7.1%
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	11,964	11,707	11,874	8.6%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	—	—	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%	2/9/2018	2,910	2,910	2,821	2.0%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,350	5,348	5,350	3.9%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+4.25%	5.25%	7/26/2018	748	745	756	0.5%
Hoffmaster Group, Inc.	Consumer Goods: Non-Durable	L+5.25%	6.50%	1/3/2018	1,000	986	1,001	0.7%
Keystone Automotive Holdings, Inc.	Automotive	L+5.75%	7.00%	8/15/2019	4,988	4,915	4,987	3.6%
Landpoint, LLC(g)	Energy: Oil & Gas	L+11.00%	9.50% Cash/2.25% PIK	12/20/2018	5,000	4,875	4,875	3.5%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+8.00%	9.50%	12/20/2018	313	—	—	0.0%
Latisys Holdings Corp.	High Tech Industries	L+5.25%	6.50%	3/6/2019	1,990	1,983	1,989	1.4%
Northland Cable Television, Inc. and Affiliates	Telecommunications	L+6.00%	7.75%	12/30/2016	3,714	3,714	3,714	2.7%
Output Services Group, Inc.	Services: Business	L+8.00%	9.50%	12/17/2018	7,000	6,843	6,843	5.0%
Output Services Group, Inc. (Revolver)	Services: Business	L+4.50%	4.66%	12/17/2018	778	778	760	0.6%
PD Products, LLC (Revolver)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	425	425	425	0.3%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	14,000	13,811	14,056	10.2%
Reliance Communications, LLC	High Tech Industries	L+7.00%	8.00%	12/18/2017	3,158	3,127	3,158	2.3%
Reliance Communications, LLC	High Tech Industries	L+11.50%	12.50%	12/18/2017	1,667	1,650	1,668	1.2%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	201	201	157	0.1%
Rocket Dog Brands, LLC	Consumer Goods: Non-Durable	P+10.50%	13.75%	3/31/2014	3,082	3,082	2,415	1.7%
Surgical Specialties Corporation (US), Inc.	Healthcare & Pharmaceuticals	L+5.75%	7.25%	8/22/2018	4,875	4,828	4,912	3.6%
Trico Products Corporation	Automotive	L+4.75%	6.25%	7/22/2016	2,919	2,906	2,904	2.1%
Willbros Group, Inc.	Construction and Building	L+9.75%	11.00%	8/7/2019	998	963	1,012	0.7%
Zest Holdings, LLC	Consumer Goods: Durable	L+5.50%	6.50%	8/16/2020	3,554	3,491	3,536	2.6%
Total Senior Secured Loans					91,970	89,039	88,963	64.4%
Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,725	7,498	7,891	5.7%
Collaborative Neuroscience Network, LLC(h)	Healthcare & Pharmaceuticals	L+10.00%	11.50%	12/27/2017	9,500	9,321	9,510	6.9%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,336	10,724	7.8%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+10.50%	11.50%	4/17/2017	4,487	4,487	4,271	3.1%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	15,000	14,744	15,053	10.9%
Fabco Automotive Corporation	Automotive	L+8.25%	9.25%	4/3/2017	8,063	7,993	7,207	5.2%
Forbes Media LLC	Media: Advertising, Printing & Publishing	L+10.25%	11.75%	7/31/2017	7,000	7,000	7,098	5.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.25%	11.75%	7/17/2017	3,000	3,000	3,060	2.2%
LAI International, Inc.	Services: Business	L+9.25%	10.75%	2/27/2017	4,313	4,313	3,970	2.9%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	5,173	5,066	5,217	3.8%
Playtime, LLC(h)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,977	6,863	6,998	5.0%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,979	5,087	3.7%
TPP Acquisition, Inc.(h)	Retail	L+9.00%	10.50%	12/17/2017	6,120	5,994	6,193	4.5%
Update, Inc.	Services: Business	L+7.75%	9.25%	3/14/2018	3,998	3,919	3,938	2.8%
Total Unitranche Loans					97,116	95,513	96,217	69.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2013
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Junior Secured Loans
Clondalkin Acquisition B.V.	Containers, Packaging & Glass	L+8.75%	10.00%	11/30/2020	$2,000	$1,962	$1,980	1.4%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	2,969	2,941	2,992	2.2%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.50%	8.50%	7/3/2021	3,000	2,984	3,034	2.2%
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	L+8.25%	9.25%	1/26/2019	750	743	758	0.6%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,961	3,030	2.2%
Road Infrastructure Investment, LLC	Chemicals, Plastics & Rubber	L+9.00%	10.25%	9/30/2018	1,000	996	1,012	0.7%
StoneRiver Group, L.P.	Services: Business	L+7.25%	8.50%	5/30/2020	329	328	333	0.2%
SumTotal Systems LLC	High Tech Industries	L+9.00%	10.25%	5/16/2019	2,750	2,718	2,716	2.0%
TriNet Group Inc.	Services: Business	L+7.75%	8.75%	8/19/2019	5,000	4,902	4,958	3.6%
US Renal Care, Inc.	Healthcare & Pharmaceuticals	L+7.50%	8.50%	1/3/2020	1,500	1,497	1,522	1.1%
Total Junior Secured Loans					22,298	22,032	22,335	16.2%
Equity Securities(i)
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)	Healthcare & Pharmaceuticals	—	—	12/27/2022	—	—	—	0.0%
Monte Nido Residential Center, LLC – Class A Units Common Units (1,762 units)	Services: Consumer	—	—	—	—	74	74	0.1%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)	Services: Business	—	—	12/17/2022	—	—	—	0.0%
Playtime, LLC – Preferred Units (8,665 units)	Hotels, Gaming & Leisure	—	—	—	—	200	200	0.1%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)	Retail	—	—	—	—	86	127	0.1%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)	Retail	—	—	—	—	1	4	0.0%
Total Equity Securities					—	361	405	0.3%
TOTAL INVESTMENTS						$206,945	$207,920	150.6%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for Clondalkin Acquisition B.V., which is based in the Netherlands, and Willbros Group Inc., which is a public company with aggregate market value of outstanding equity in excess of $250,000. Nonqualified assets totaled $2,992, or 1.3% of the total assets at December 31, 2013. As of December 31, 2013, all investments are non-controlled/non-affiliate company investments.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2013. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $138,092 as of December 31, 2013.
(e)	A portion of this loan (principal of $4,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(g)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $337,500.
(h)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(i)	All investments are less than 5% ownership of the class and ownership of the portfolio company.

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2014, MRCC SBIC had $20,000 in regulatory and leveragable capital and $20,000 in SBA-guaranteed debentures outstanding. Additionally, as of December 31, 2014, MRCC had received a commitment letter for an additional $20,000 in SBA-guaranteed debentures. See Note 7 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 —  Financial Services — Investment Companies.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MRCC SBIC GP, LLC, in its consolidated financial statements beginning with the commencement of their operations in September 2013.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the years ended December 31, 2014 and 2013, interest income included $1,505 and $375 of prepayment and amendment fees. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,002 and $3,151 as of December 31, 2014 and 2013, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2014 and 2013 totaled $3,310 and $2,752, respectively. For the years ended December 31, 2014, 2013 and 2012, interest income included $689, $261 and $8 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the years ended December 31, 2014, 2013 and 2012, interest income included $952, $426 and zero of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended December 31, 2014, 2013 and 2012, interest income included $1,054, $229 and zero of PIK interest, respectively. The Company stops accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Realized gains and loss are recorded within net realized gain (loss) on investments in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the years ended December 31, 2014, 2013 and 2012, no loans were on non-accrual status. During the year ended December 31, 2014, the Company’s investments in one portfolio company were restructured and as part of the restructuring the Company received preferred units with a stated PIK dividend rate. These preferred units were placed on non-accrual status at the time of the restructuring. There were no other portfolio company investments on non-accrual status for the years ended December 31, 2014, 2013 and 2012.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized appreciation (depreciation) on secured borrowings in the consolidated statements of operations. See Note 7 “Secured Borrowings” for additional information.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 regarding distributions.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted-average shares outstanding utilized in the calculation of earnings per share for the years ended December 31, 2014 and 2013 take into account the Company’s repurchases of its common stock on the repurchase date. There were no stock repurchases during the year ended December 31, 2012. See Note 10 for additional information on the Company’s share repurchase plan. For the years presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2014 and 2013, the Company had deferred financing costs of $2,479, and $2,091, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2014, 2013 and 2012 was $576, $479 and $86, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of December 31, 2014 and 2013, other assets on the consolidated statements of assets and liabilities included $341 and zero, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the years ended December 31, 2014, 2013 and 2012, $70, zero and zero was recorded within general and administrative expenses for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2014. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2014		December 31, 2013
Amortized Cost:
Senior secured loans	$122,213	52.2%	$89,039	43.0%
Unitranche loans	99,580	42.5	95,513	46.2
Junior secured loans	10,976	4.7	22,032	10.6
Equity securities	1,329	0.6	361	0.2
Total	$234,098	100.0%	$206,945	100.0%
Fair Value:
Senior secured loans	$124,161	53.2%	$88,963	42.8%
Unitranche loans	96,635	41.4	96,217	46.3
Junior secured loans	10,803	4.6	22,335	10.7
Equity securities	1,936	0.8	405	0.2
Total	$233,535	100.0%	$207,920	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2014		December 31, 2013
Amortized Cost:
West	$76,642	32.7%	$73,674	35.6%
Southeast	55,136	23.6	45,455	22.0
Midwest	45,434	19.4	23,043	11.1
Northeast	26,077	11.1	21,268	10.3
Southwest	23,566	10.1	24,819	8.1
Mid-Atlantic	7,243	3.1	16,724	12.0
International	—	—	1,962	0.9
Total	$234,098	100.0%	$206,945	100.0%
Fair Value:
West	$73,055	31.3%	$73,185	35.2%
Southeast	56,164	24.1	45,904	22.1
Midwest	46,348	19.8	23,507	12.2
Northeast	27,178	11.6	21,175	11.2
Southwest	23,838	10.2	25,428	10.2
Mid-Atlantic	6,952	3.0	16,741	8.1
International	—	—	1,980	1.0
Total	$233,535	100.0%	$207,920	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2014		December 31, 2013
Amortized Cost:
Healthcare & Pharmaceuticals	$29,814	12.7%	$30,263	14.6%
Services: Business	29,502	12.6	28,580	13.8
Consumer Goods: Non-Durable	28,170	12.0	23,852	11.5
Retail	22,017	9.4	20,811	10.1
Consumer Goods: Durable	19,020	8.1	23,301	11.3
Hotels, Gaming & Leisure	18,936	8.1	7,063	3.4
Banking, Finance, Insurance & Real Estate	16,361	7.0	7,428	3.6
Construction & Building	11,409	4.9	964	0.4
Media: Advertising, Printing & Publishing	10,412	4.5	17,336	8.4
Automotive	8,005	3.4	15,814	7.6
Media: Diversified & Production	7,599	3.3	—	—
Metals & Mining	6,420	2.7	—	—
Wholesale	5,466	2.3	—	—
Energy: Oil & Gas	4,650	2.0	4,875	2.4
Containers, Packaging & Glass	3,712	1.6	1,962	0.9

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

	December 31, 2014		December 31, 2013
Capital Equipment	3,645	1.6	4,487	2.2
Services: Consumer	3,048	1.3	3,036	1.5
Beverage, Food & Tobacco	2,990	1.3	2,984	1.4
High Tech Industries	2,922	1.2	9,479	4.6
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	996	0.5
Total	$234,098	100.0%	$206,945	100.0%
Fair Value:
Healthcare & Pharmaceuticals	$29,929	12.8%	$30,639	14.7%
Services: Business	29,618	12.7	28,692	13.8
Consumer Goods: Non-Durable	27,367	11.7	23,404	11.3
Retail	22,342	9.6	21,161	10.2
Consumer Goods: Durable	19,281	8.3	23,805	11.4
Hotels, Gaming & Leisure	18,655	8.0	7,198	3.4
Banking, Finance, Insurance & Real Estate	16,815	7.2	7,566	3.6
Construction & Building	11,637	5.0	1,012	0.5
Media: Advertising, Printing & Publishing	10,628	4.5	17,822	8.6
Media: Diversified & Production	7,747	3.3	—	—
Metals & Mining	7,180	3.1	—	—
Wholesale	5,624	2.4	—	—
Automotive	5,483	2.3	15,100	7.2
Energy: Oil & Gas	4,698	2.0	4,875	2.3
Containers, Packaging & Glass	3,979	1.7	1,980	1.0
Capital Equipment	3,665	1.6	4,271	2.1
Services: Consumer	3,014	1.3	3,104	1.5
High Tech Industries	2,973	1.3	9,530	4.6
Beverage, Food & Tobacco	2,900	1.2	3,034	1.5
Telecommunications	—	—	3,714	1.8
Chemicals, Plastics & Rubber	—	—	1,013	0.5
Total	$233,535	100.0%	$207,920	100.0%

Note 4. Fair Value Measurements

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans range from 7.00% to 18.92% at December 31, 2014 and 4.66% to 15.00% at December 31, 2013. The maturity dates on the loans outstanding at December 31, 2014 range between April 2017 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings within net change in unrealized (appreciation) depreciation on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. The Company consults with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$124,161	$124,161
Unitranche loans	—	—	96,635	96,635
Junior secured loans	—	—	10,803	10,803
Equity securities	—	—	1,936	1,936
Total Investments	$—	$—	$233,535	$233,535
Secured borrowings	$—	$—	$4,008	$4,008

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

The following table presents fair value measurements of investments and secured borrowings, by major class, as of December 31, 2013, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$88,963	$88,963
Unitranche loans	—	—	96,217	96,217
Junior secured loans	—	—	22,335	22,335
Equity securities	—	—	405	405
Total Investments	$—	$—	$207,920	$207,920
Secured borrowings	$—	$—	$7,943	$7,943

The following table provides a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the years ended December 31, 2014 and 2013:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total Investments	Secured borrowings
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943
Reclassifications(1)	(9,879)	7,603	1,309	967	—
Net change in unrealized appreciation (depreciation) on investments	2,007	(3,629)	(479)	564	(1,537)	—
Net realized gain (loss) on investments	169	—	130	—	299	—
Purchases of investments and other adjustments to cost(2)	102,499	18,254	13,173	—	133,926	—
Proceeds from principal payments and sales on investments(3)	(59,598)	(21,810)	(25,665)	—	(107,073)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(72)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(3,863)
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total Investments	Secured borrowings
Balance as of December 31, 2012	$45,332	$75,487	$11,662	$271	$132,752	$—
Net change in unrealized appreciation (depreciation) on investments	154	415	203	43	815	—
Net realized gain (loss) on investments	196	38	13	—	247	—
Purchases of investments and other adjustments to cost(2)	83,290	37,296	18,554	131	139,271	—
Proceeds from principal payments and sales on investments(3)	(40,009)	(17,019)	(8,097)	(40)	(65,165)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(54)
Proceeds from secured borrowings	—	—	—	—	—	10,000
Repayments on secured borrowings	—	—	—	—	—	(2,003)
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represent net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2014, attributable to Level 3 investments still held at December 31, 2014 was ($1,409). The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2013, attributable to Level 3 investments still held at December 31, 2013 was $848. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the year ended December 31, 2014, attributable to Level 3 investments still held at December 31, 2014 was $68. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the year ended December 31, 2013, attributable to Level 3 investments still held at December 31, 2013 was $54. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2014 and 2013.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$120,204		Discounted cash flow	EBITDA multiples	6.8x	3.5x	11.0x
				Market yields	12.2%	7.4%	18.0%
Senior secured loans	$1,007		Enterprise value	Revenue multiples	0.5x	0.5x	0.5x

Unitranche loans	$79,370		Discounted cash flow	EBITDA multiples	7.0x	5.0x	10.0x
				Market yields	13.5%	9.0%	19.1%
Unitranche loans	$6,420		Enterprise value	EBITDA multiples	3.8x	3.5x	4.0x
Unitranche loans	$5,483		Combination of discounted cash flow and enterprise value	EBITDA multiples	5.3x	5.0x	5.5x
				Market yields	25.5%	22.8%	28.3%
Junior secured loans	$1,370		Enterprise value	Revenue multiples	0.5x	0.5x	0.5x
Equity securities	$1,862		Enterprise value	EBITDA multiples	6.3x	3.5x	10.0x
Total Level 3 Assets	$215,716	(1)
Liabilities:
Secured borrowings	$4,008		Discounted cash flow	Market yields	6.6%	3.5%	9.9%

(1)	Excludes loans of $17,819 at fair value where a valuation is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2013 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$43,066		Discounted cash flow	EBITDA multiples	7.7x	5.0x	10.5x
				Market yields	10.2%	6.2%	14.3%
Senior secured loans	2,572		Enterprise value	EBITDA multiples	6.6x	6.2x	6.9x
Unitranche loans	96,217		Discounted cash flow	EBITDA multiples	7.3x	3.5x	12.3x
				Market yields	13.3%	8.8%	21.6%
Equity securities	$405		Market comparable companies	EBITDA multiples	9.3x	7.8x	10.0x
Total Level 3 Assets	$142,260	(1)
Liabilities:
Secured borrowings	$7,943		Discounted cash flow	Market yields	4.4%	3.3%	6.2%

(1)	Excludes loans of $65,660 at fair value where a valuation is obtained from a third-party pricing service for which such disclosure is not required.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of EBITDA of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2014, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $20.0 million, which is the same as the Company’s carrying value of the SBA debentures.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliated company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the year ended December 31, 2014 were as follows:

Portfolio Company	Fair Value at December 31, 2013	Transfers in due to restructuring	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair Value at December 31, 2014	Interest Income	Dividend Income
Non-controlled affiliate company investments(1):
American Community Homes, Inc	$—	$—	$9,750	$—	$33	$9	$—	$371	$10,163	244	$—
Rocket Dog Brands LLC(2)	—	2,433	—	—	135	—	—	(114)	2,454	203	—
Summit Container Corporation	—	—	8,193	(4,498)	—	17	—	267	3,979	478	—
Total non-controlled affiliate company investments	$—	$2,433	$17,943	$(4,498)	$168	$26	$—	$524	$16,596	$925	$—
Controlled affiliate company investments(1):
TPP Acquisition, Inc.(3)	$—	$5,631	$800	$(67)	$13	$7	$—	$237	$6,621	$211	$—
Total controlled affiliate company investments	$—	$5,631	$800	$(67)	$13	$7	$—	$237	$6,621	$211	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company’s investment in Rocket Dog Brands LLC was restructured on May 2, 2014, resulting in the Company obtaining greater than 5% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.
(3)	The Company’s investment in TPP Acquisition, Inc. was restructured on December 22, 2014, resulting in the Company obtaining 40% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the years ended December 31, 2014, 2013 and 2012 were $4,091, $2,752 and $318, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of preincentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Transactions with Related Parties  – (continued)

incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of preincentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Incentive fees for the years ended December 31, 2014, 2013 and 2012 were $3,512, $1,544 and $6, respectively. Incentive fees for the year ended December 31, 2014, consisted of part one incentive fees (based on net investment income) of $3,718, reduced by the part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($206). Incentive fees for the year ended December 31, 2013 consisted of part one incentive fees of $1,295 and part two incentive fees of $249. Incentive fees for the year ended December 31, 2012 consisted entirely of part two incentive fees. The Company accrues, but does not pay, a capital gains incentive fee (part two incentive fees) in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into the Administration Agreement with Monroe Capital Management Advisors, LLC, (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Administrative expenses for the years ended, December 31, 2013 and 2012 were limited to the greater of (i) 0.375% of the Company’s average invested assets for such quarter and (ii) $375 by the Administration Agreement. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $2,893, $2,359 and $287 in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $876, $528 and $133, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2014, 2013 and 2012, $208, $111 and $132 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Transactions with Related Parties  – (continued)

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

As of December 31, 2014 and 2013, the Company had accounts payable to members of the Board of zero and $72, respectively, representing accrued and unpaid compensation.

Note 7. Borrowings

Revolving Credit Facility:  The Company entered into its credit facility with ING Capital LLC, as agent, on October 23, 2012 to finance the purchase of the Company’s assets. Revolving commitments under the facility were initially $65,000 with an accordion feature up to $100,000. On September 27, 2013, the maximum amount the Company was able to borrow under the revolving credit facility was increased to $95,000, pursuant to this accordion feature.

On December 19, 2013, the Company entered into an amendment (the “Credit Facility Amendment”) to the documents governing the Company’s revolving credit facility. The Credit Facility Amendment, among other things, (a) increased the size of the current revolving commitments under the revolving credit facility to $110,000 from $95,000, (b) expanded the accordion feature to $200,000 from $100,000 (subject to maintaining 200% asset coverage, as defined in the 1940 Act), (c) reduced pricing by 50 basis points, to LIBOR plus 3.25% per annum, with a further step-down to LIBOR plus 3.00% when equity capitalization exceeds $175,000, (d) extended the expiration of the revolving period from October 23, 2015 to December 19, 2016, during which period the Company, subject to certain conditions, may make borrowings under the facility and (e) extended the stated maturity date from October 21, 2016 to December 19, 2017. As of December 31, 2014 and 2013, the Company had $82,300 and $76,000 outstanding, respectively, under this revolving credit facility.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2014 and 2013 was 3.4% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the years ended December 31, 2014 and 2013 was 0.5% and 0.7%, respectively. As of both December 31, 2014 and 2013, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR).

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

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

The Company’s credit facility also imposes certain conditions that may limit the amount of the Company’s distributions to stockholders. Distributions payable in the Company’s common stock under the DRIP are not limited by the credit facility. Distributions in cash or property other than common stock are generally limited to 110% (125% in certain instances) of the amount of distributions required to maintain the Company’s status as a RIC. The credit facility also specifically allowed for the dividend payments made during the fourth quarters of 2013 and 2012.

SBA Debentures:  On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2014, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $20,000 in SBA-guaranteed debentures outstanding. Additionally, as of December 31, 2014, MRCC SBIC had received a commitment letter for an additional $20,000 in SBA-guaranteed debentures. The $12,920 in SBA-guaranteed debentures outstanding which have already pooled mature in September 2024 and bear interest at a fixed rate of 3.4% per annum and the $7,080 in SBA-guaranteed debentures outstanding which have not already pooled, mature in March 2025 and bear interest at an interim rate of 1.0% until the March 2015 pooling date.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

group of SBICs to a maximum of $225,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC is currently limited to a maximum of $40,000 in borrowings.

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

As of December 31, 2014, secured borrowings at fair value totaled $4,008 and the fair value of the loans that are associated with these secured borrowings was $13,142. As of December 31, 2013, secured borrowings at fair value totaled $7,943 and the fair value of the loans that are associated with these secured borrowings was $22,701. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the three months ended March 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No other such partial loan sales occurred during the remainder of 2013 or during the year ended December 31, 2014. During the year ended December 31, 2014, repayments on secured borrowings totaled $3,863, including the full repayment of the secured borrowing for TPP Acquisition, Inc. During the year ended December 31, 2013, repayments on secured borrowings totaled $2,003. The weighted average interest rate on secured borrowings was approximately 5.5% and 4.3% as of December 31, 2014 and 2013, respectively.

Components of interest expense:  The components of the Company’s interest expense and other debt financing expenses are as follows:

	For the years ended December 31,
	2014	2013	2012
Interest expense – credit facility	$3,183	$1,978	$219
Amortization of deferred financing costs	576	479	86
Interest expense – secured borrowings	374	378	—
Interest expense – SBA debentures	161	—	—
Other	48	73	—
Total interest and other debt financing expenses	$4,342	$2,908	$305

Note 8. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to shareholders. The Company intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Income Taxes  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2014	2013	2012
Increase in accumulated distributions in excess of net investment income	$—	$1,620	$1,165
Decrease in accumulated net realized gains on investments	—	—	—
Decrease in capital in excess of par value	$—	$(1,620)	$(1,165)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2014, the Company does not have any capital loss carry forwards.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$13,909	$9,766	$950
Net change in unrealized (appreciation) depreciation on investments and secured borrowings	1,465	(869)	(160)
Other deductions for book in excess of deductions for tax	(206)	200	—
Total taxable income	$15,168	$9,097	$790

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2014	2013	2012
Ordinary income	$13,028	$9,097	$790
Long-term capital gains	—	—	—
Return of capital	—	1,620	1,165
Total	$13,028	$10,717	$1,955

For federal income tax purposes, as of December 31, 2014, 2013 and 2012, the aggregate net unrealized appreciation (depreciation) for all securities is ($1,465), $869 and $160, respectively. As of December 31, 2014, 2013 and 2012, the aggregate cost of securities for federal income tax purposes is $234,098, $206,945, and $132,592, respectively.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes dividends declared during the years ended December 31, 2014, 2013 and 2012, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2012:
November 7, 2012	December 14, 2012	December 28, 2012	$0.34	$1,955		3	$—
Total dividends declared(1)			$0.34	$1,955		3	$—
Year ended December 31, 2013:
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955		14,290	$215
May 31, 2013	June 14, 2013	June 28, 2013	0.34	1,959		13,679	202
August 30, 2013	September 13, 2013	September 27, 2013	0.34	3,402	(2)	—	—
December 2, 2013	December 13, 2013	December 27, 2013	0.34	3,401	(3)	—	—
Total dividends declared(1)			$1.36	$10,717		27,969	$417
Year ended December 31, 2014:
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(4)	—	—
May 29, 2014	June 13, 2014	June 27, 2014	0.34	3,252	(5)	—	—
August 27, 2014	September 15, 2014	September 30, 2014	0.34	3,236	(6)	—	—
December 1, 2014	December 15, 2014	December 30, 2014	0.34	3,236	(7)	—	—
Total dividends declared(1)			$1.36	$13,028		—	—

(1)	Includes a return of capital for tax purposes for the years ended December 31, 2014, 2013 and 2012 of approximately zero, $0.21 and $0.20 per share, respectively.
(2)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 23,307 shares of common stock for $308 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(3)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 24,974 shares of common stock for $308 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(4)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(5)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,208 shares of common stock for $264 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(6)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,095 shares of common stock for $258 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(7)	For this dividend payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 17,023 shares of common stock for $244 and no new shares were issued to satisfy the DRIP requirements for this dividend.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 10. Stock Issuances and Repurchases

Stock Issuances:  On October 24, 2012, the Company completed its IPO of 5,000,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. On November 26, 2012, the Company’s underwriters exercised their over-allotment option of 750,000 shares of common stock, priced at $15.00 per share, before underwriting discounts and commissions. These issuances during the year ended December 31, 2012 provided the Company with proceeds, net of offering and underwriting costs, of $84,629.

On July 22, 2013, the Company completed a public offering of 4,000,000 shares of common stock, priced at $14.05 per share, before underwriting discounts and commissions. On August 20, 2013, the Company’s underwriters exercised their over-allotment option of 225,000 shares of its common stock, priced at $14.05 per share, before underwriting discounts and commissions. These issuances during the year ended December 31, 2013 provided the Company with proceeds, net of offering and underwriting costs, of $56,023.

Stock Repurchases:  On November 11, 2013, the Board approved a share repurchase plan (the “Plan”) under which up to $7,500 of the Company’s outstanding common stock was allowed to be acquired in the open market at prices below the Company’s NAV as reported in its then most recently published consolidated financial statements. The Plan was implemented at the discretion of management and expired on November 10, 2014.

During the year ended December 31, 2014, the Company repurchased 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5,235. During the year ended December 31, 2013, the Company repurchased 84,803 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $1,031. During the time the Plan was active the Company repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6,267. As of December 31, 2014 and 2013, zero and $559, respectively of these share repurchases were unsettled and included within payable for open trades on the consolidated statements of assets and liabilities. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 11. Commitments and Contingencies

Commitments:  As of December 31, 2014 and 2013, the Company had $15,294 and $1,648, respectively, in outstanding commitments to fund investments under undrawn revolvers.

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

Legal proceedings:  In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 11. Commitments and Contingencies  – (continued)

of the ultimate disposition of any such proceedings, the Company is not currently aware of any such proceedings or disposition that would have a material adverse effect on the Company’s consolidated financial statements.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
Per share data:
Net asset value at beginning of period(1)	$13.92	$14.54	$15.00
Net investment income(2)	1.57	1.13	0.15
Net gain (loss) on investments and secured borrowings(2)	(0.12)	0.15	0.03
Net increase in net assets from operations(2)	1.45	1.28	0.18
Stockholder distributions – income	(1.36)	(1.15)	(0.14)
Stockholder distributions – return of capital	—	(0.21)	(0.20)
Effect of share issuance below NAV(3)	—	(0.57)	(0.30)
Effect of share repurchases(3)	0.04	0.03	—
Net asset value at end of period	$14.05	$13.92	$14.54
Net assets at end of period	$133,738	$138,092	$83,634
Shares outstanding at end of period	9,517,910	9,918,269	5,750,103
Per share market value at end of period	$14.46	$12.20	$14.83
Total return based on market value(4)	30.67%	(9.29)%	1.15%
Total return based on net asset value(5)	10.41%	8.81%	1.20%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	11.20%	7.71%	5.00%
Ratio of interest and other debt financing expenses to average net assets(7)	3.23%	2.59%	1.93%
Ratio of expenses (without incentive fees) to average net assets(7)	8.42%	7.15%	5.76%
Ratio of incentive fees to average net assets(8)	2.61%	1.38%	0.01%
Ratio of total expenses to average net assets(6)	11.03%	8.53%	5.77%
Average debt outstanding	$92,410	$42,103	$31,056
Average debt outstanding per weighted average share	$9.63	$5.52	$5.40
Portfolio turnover(7)	47.03%	39.77%	11.88%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12. Financial Highlights  – (continued)

(1)	December 31, 2012 data represents the initial public offering price.
(2)	Calculated using the weighted average shares outstanding during the years ended December 31, 2014, December 31, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (adjusted for the effect of share issuances below NAV). Total returns based on net asset value covering less than a full period are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

Note 13. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$8,683	$7,668	$7,046	$6,516
Net investment income	$4,621	$3,810	$3,514	$3,310
Net gain (loss) on investments and secured borrowings	$(419)	$(437)	$(848)	$538
Net increase in net assets resulting from operations	$4,202	$3,373	$2,666	$3,668
Net investment income per share – basic and diluted	$0.49	$0.40	$0.37	$0.32
Net increase in net assets resulting from operations per share – basic and diluted	$0.44	$0.35	$0.28	$0.38
Net asset value per share at period end	$14.05	$13.95	$13.93	$13.99

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 13. Selected Quarterly Financial Data (unaudited)  – (continued)

	For the quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012(1)
Total investment income	$6,395	$4,347	$3,752	$3,719	$1,706
Net investment income	$3,184	$2,413	$1,550	$1,503	$790
Net gain (loss) on investments and secured borrowings	$(672)	$(447)	$438	$1,797	$160
Net increase in net assets resulting from operations	$2,512	$1,966	$1,988	$3,300	$950
Net investment income per share – basic and diluted	$0.32	$0.27	$0.27	$0.26	$0.15
Net increase in net assets resulting from operations per share – basic and diluted	$0.25	$0.22	$0.34	$0.57	$0.18
Net asset value per share at period end	$13.92	$14.01	$14.78	$14.78	$14.54

(1)	The Company had no substantive operations prior to October 24, 2012, the date of its initial public offering.

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure and such disclosure is provided below and in other notes to the consolidated financial statements.

On February 6, 2015, the Company entered into an at-the-market (“ATM”) program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock.

On March 6, 2015, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2015 to holders of record on March 20, 2015.

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements

Monroe Capital Corporation Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules

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

Date: March 6, 2015

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

Signature	Title	Date
/s/ Theodore L. Koenig Theodore L. Koenig	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
/s/ Aaron D. Peck Aaron D. Peck	Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer and Director (Principal Financial and Accounting Officer)	March 6, 2015
/s/ Thomas J. Allison Thomas J. Allison	Director	March 6, 2015
/s/ Jeffrey A. Golman Jeffrey A. Golman	Director	March 6, 2015
/s/ Robert S. Rubin Robert S. Rubin	Director	March 6, 2015
/s/ Jeffrey D. Steele Jeffrey D. Steele	Director	March 6, 2015