Form 10-Q
period 2015-03-31
MONROE CAPITAL Corp
filed 2015-05-11
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, the registrant had 12,082,361 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$215,681	$210,318
Non-controlled affiliate company investments	30,289	16,596
Controlled affiliate company investments	6,677	6,621
Total investments, at fair value (cost of: $253,539 and $234,098, respectively)	252,647	233,535
Cash	8,641	5,737
Interest receivable	1,107	952
Deferred financing costs, net	2,669	2,479
Other assets	846	882
Total assets	265,910	243,585

LIABILITIES
Revolving credit facility	87,700	82,300
SBA debentures payable	34,800	20,000
Secured borrowings, at fair value (proceeds of: $3,985 and $4,134, respectively)	3,819	4,008
Interest payable	116	244
Management fees payable	1,068	1,050
Incentive fees payable	1,042	1,140
Accounts payable and accrued expenses	1,438	1,105
Total liabilities	129,983	109,847
Net assets	$135,927	$133,738

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS

Common stock, $0.001 par value, 100,000 shares authorized, 9,632 and 9,518 shares issued and outstanding, respectively	$10	$10
Capital in excess of par value	136,487	134,803
Undistributed net investment income (accumulated distributions in excess of net investment income)	157	(639)
Accumulated net realized gain (loss) on investments	-	-
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(727)	(436)
Total net assets	$135,927	$133,738

Net asset value per share	$14.11	$14.05

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$7,341	$6,211
Non-controlled affiliate company investments	490	305
Controlled affiliate company investments	250	-
Total investment income	8,081	6,516

Operating expenses:
Interest and other debt financing expenses	1,103	967
Base management fees	1,068	953
Incentive fees	1,042	917
Professional fees	238	191
Administrative service fees	271	201
General and administrative expenses	192	157
Total expenses	3,914	3,386
Net investment income	4,167	3,130

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	-	44
Net realized gain (loss) on investments	-	44

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(628)	(148)
Non-controlled affiliate company investments	283	698
Controlled affiliate company investments	15	-
Net change in unrealized appreciation (depreciation) on investments	(330)	550

Net change in unrealized (appreciation) depreciation on secured borrowings	39	(56)

Net gain (loss) on investments and secured borrowings	(291)	538

Net increase (decrease) in net assets resulting from operations	$3,876	$3,668

Per common share data:
Net investment income per share - basic and diluted	$0.44	$0.32

Net increase in net assets resulting from operations per share - basic and diluted	$0.41	$0.38

Weighted average common shares outstanding - basic and diluted	9,562	9,761

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Common Stock		Capital in excess	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain	Accumulated net unrealized appreciation (depreciation) on investments and
	Number of shares	Par value	of par value	investment income)	(loss) on investments	secured borrowings	Total net assets
Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$-	$1,029	$138,092
Net increase (decrease) in net assets resulting from operations	-	-	-	3,130	44	494	3,668
Stockholder distributions paid - income distributions	-	-	-	(3,260)	(44)	-	(3,304)
Repurchases of common stock	(262)	-	(3,388)	-	-	-	(3,388)
Balances at March 31, 2014	9,656	$10	$136,650	$(3,115)	$-	$1,523	$135,068

Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$-	$(436)	$133,738
Issuance of common stock, net of offering and underwriting costs	114	-	1,684	-	-	-	1,684
Net increase (decrease) in net assets resulting from operations	-	-	-	4,167	-	(291)	3,876
Stockholder distributions paid - income distributions	-	-	-	(3,371)	-	-	(3,371)
Balances at March 31, 2015	9,632	$10	$136,487	$157	$-	$(727)	$135,927

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,876	$3,668
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	330	(550)
Net change in unrealized appreciation (depreciation) on secured borrowings	(39)	56
Net realized (gain) loss on investments	-	(44)
Payment-in-kind interest income	(530)	(130)
Net accretion of discounts and amortization of premiums	(198)	(161)
Proceeds from principal payments and sales of investments	17,698	20,126
Purchases of investments	(36,412)	(35,991)
Amortization of deferred financing costs	167	133
Changes in operating assets and liabilities:
Receivable for open trades	-	(2,734)
Interest receivable	(155)	(184)
Other assets	36	8
Payable for open trades	-	918
Interest payable	(128)	(127)
Management fees payable	18	108
Incentive fees payable	(98)	56
Accounts payable and accrued expenses	333	98
Net cash provided by (used in) operating activities	(15,102)	(14,750)

Cash flows from financing activities:
Borrowings on credit facility	20,400	26,500
Repayments of credit facility	(15,000)	(8,000)
SBA debentures borrowings	14,800	-
Payments of deferred financing costs	(357)	-
Repayments on secured borrowings	(150)	(1,818)
Repurchases of common stock	-	(3,836)
Proceeds from shares sold, net of underwriting costs	1,684	-
Stockholder distributions paid	(3,371)	(3,304)
Net cash provided by (used in) financing activities	18,006	9,542

Net increase (decrease) in cash	2,904	(5,208)
Cash, beginning of period	5,737	14,603
Cash, end of period	$8,641	$9,395

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$977	$844

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

 March 31, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	$10,852	$10,670	$10,847	8.0%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	-	-	0.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	6,667	6,513	6,613	4.9%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	3,404	3,327	3,455	2.5%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,944	2,905	2,952	2.2%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
BookIt Operating LLC (i)	Hotels, Gaming & Leisure	L+12.50%	14.00%	1/10/2019	5,505	5,383	5,431	4.0%
Cornerstone Detention Products, Inc. (j)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,552	4,476	4,474	3.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cytovance Biologics, Inc. (h)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	2,000	1,954	2,024	1.5%
Cytovance Biologics, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	686	686	0.5%
Cytovance Biologics, Inc. (Capex) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	-	-	0.0%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,466	5,362	5,507	4.1%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,667	3,587	3,647	2.7%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,080	5,078	5,080	3.7%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (p)	12/20/2018	4,375	4,288	4,305	3.2%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+10.00%	11.50%	9/3/2019	6,905	6,751	6,919	5.1%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,002	3,929	4,006	2.9%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,960	3,887	3,980	2.9%
Miles Media Group LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,600	6,460	6,567	4.8%
O'Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	305	305	0.2%
PD Products, LLC	Consumer Goods: Non-Durable	L+13.00%	12.00% Cash/2.50% PIK	10/4/2018	13,118	12,981	13,013	9.6%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+13.00%	12.00% Cash/2.50% PIK	10/4/2018	2,500	1,240	1,228	0.9%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,500	5,390	5,390	4.0%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	635	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,850	11,611	11,610	8.5%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	650	650	0.5%
Rockdale Blackhawk, LLC (Capex) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,311	-	-	0.0%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.7%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.43%	7/10/2019	2,887	2,825	2,866	2.1%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.43%	7/10/2019	818	354	354	0.3%
SNI Companies (l)	Services: Business	L+10.00%	11.00%	12/31/2018	7,806	7,656	7,838	5.8%
SNI Companies (Revolver) (f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	488	488	0.4%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,750	3,669	3,797	2.8%
The Sandbox Group LLC (h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/2.00% PIK	2/23/2020	5,511	5,376	5,271	3.9%
The Sandbox Group LLC (Revolver) (f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/2.00% PIK	2/23/2020	1,250	1,002	1,002	0.7%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% cash/7.92% PIK (q)	12/23/2019	3,021	2,964	3,029	2.2%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	66	66	0.0%
TRG, LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	790	-	-	0.0%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK	5/8/2019	7,763	7,623	7,763	5.7%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,500	6,410	6,490	4.8%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	906	-	-	0.0%
Total Senior Secured Loans					167,973	146,873	148,660	109.4%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,223	7,043	6,508	4.7%
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,057	7,941	7,578	5.6%
Conisus, LLC	Media: Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,433	10,596	7.8%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/2.00% PIK	4/17/2017	3,664	3,664	3,664	2.7%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,494	14,527	10.7%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,062	8,008	5,156	3.8%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (r)	5/7/2019	5,433	5,304	5,153	3.8%
Incipio Technologies, Inc. (h)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	5,500	5,368	5,486	4.0%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,634	4,567	4,680	3.4%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/1.00% PIK	12/17/2018	6,599	6,302	6,586	4.8%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/1.00% PIK	12/17/2018	7,366	7,387	7,369	5.4%
Playtime, LLC (n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,127	6,055	5,386	4.0%
TPP Acquisition, Inc. (m)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	6,732	6,643	6,476	4.8%
Total Unitranche Loans					94,768	93,209	89,165	65.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

 March 31, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,593	3,570	3,594	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,991	2,782	2.0%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,977	3,005	2.2%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,497	1,497	1,389	1.0%
Total Junior Secured Loans					11,090	11,035	10,770	7.9%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 10.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	10/9/2024	-	-	214	0.2%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity) (o)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	653	0.5%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (o)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (o)	Services: Consumer	-	-	-	-	74	74	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (o)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (o)	Services: Business	-	-	12/17/2022	-	-	894	0.7%
Playtime, LLC - Preferred Units (8,665 units) (o)	Hotels, Gaming & Leisure	-	-	-	-	200	81	0.1%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK (s)	-	-	967	40	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	-	-	1,093	1,093	0.8%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	421	0.3%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity) (o)	Media: Advertising, Printing & Publishing	-	-	-	-		271	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (o)	Retail	-	-	-	-	87	110	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (o)	Retail	-	-	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (m)	Retail	-	-	-	-	-	201	0.0%
Total Equity Securities					-	2,422	4,052	3.0%
TOTAL INVESTMENTS						$253,539	$252,647	185.8%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d)   Percentages are based on net assets of $135,927 as of March 31, 2015.

(e)	A portion of this loan (principal of $4,479) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at March 31, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,861) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	A portion of this loan (principal of $2,731) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $5,007) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as it owns 25% percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(o)	Represents less than 5% ownership of the class and the portfolio company.
(p)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(r)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(s)	This position includes a PIK dividend and is currently on non-accrual status.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	$11,282	$11,082	$11,277	8.4%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	-	-	0.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	6,667	6,506	6,577	4.9%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	3,366	3,286	3,404	2.5%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,962	2,922	2,973	2.2%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
BookIt Operating LLC (i)	Hotels, Gaming & Leisure	L+14.50%	14.00% Cash/2.00% PIK	1/10/2019	5,655	5,525	5,477	4.1%
Cornerstone Detention Products, Inc. (j)	Construction & Building	L+9.50%	9.50% Cash/1.00% PIK	4/8/2019	4,663	4,581	4,633	3.5%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+8.50%	9.50%	4/8/2019	400	-	-	0.0%
Cytovance Biologics, Inc. (h)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	2,000	1,952	1,995	1.5%
Cytovance Biologics, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	286	286	0.2%
Cytovance Biologics, Inc. (Capex) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	-	-	0.0%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,950	3,860	3,930	2.9%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,188	5,186	5,234	3.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (p)	12/20/2018	4,750	4,650	4,698	3.5%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+10.00%	11.50%	9/3/2019	6,993	6,827	7,004	5.2%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,002	3,926	4,000	3.0%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,980	3,904	3,996	3.0%
Miles Media Group LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	160	160	0.1%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,567	6,420	6,563	4.9%
O'Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	-	-	0.0%
Pacific Labs, LLC (h)	Healthcare & Pharmaceuticals	L+10.50%	11.50%	10/28/2019	5,466	5,346	5,493	4.1%
Pacific Labs, LLC (Delayed Draw) (k)	Healthcare & Pharmaceuticals	L+10.50%	11.50%	10/28/2019	1,833	-	-	0.0%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	13,126	12,979	13,093	9.8%
PD Products, LLC (Revolver)(f)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	1,225	1,224	0.9%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.8%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.42%	7/10/2019	2,925	2,858	2,919	2.2%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.42%	7/10/2019	818	355	355	0.3%
SNI Companies (l)	Services: Business	L+8.00%	9.00%	12/31/2018	6,072	5,953	6,075	4.5%
SNI Companies (Revolver) (f)	Services: Business	L+8.00%	9.00%	12/31/2018	1,250	750	750	0.6%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,800	3,712	3,838	2.9%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% Cash/7.92% PIK (q)	12/23/2019	3,010	2,950	2,950	2.2%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+10.00%	11.00%	12/23/2019	131	-	-	0.0%
TRG, LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+10.00%	11.00%	12/23/2019	790	-	-	0.0%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK	5/8/2019	7,743	7,599	7,747	5.8%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,500	6,406	6,503	4.9%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					139,744	122,213	124,161	92.8%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,435	7,243	6,952	5.2%
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,057	7,936	7,602	5.7%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,412	10,628	7.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/2.00% PIK	4/17/2017	3,645	3,645	3,665	2.7%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,487	14,630	10.9%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,062	8,005	5,482	4.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.00%	11.50%	7/17/2017	3,000	3,000	3,060	2.3%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (r)	5/7/2019	5,604	5,466	5,624	4.2%
Incipio Technologies, Inc. (h)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	5,500	5,363	5,362	4.0%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,605	4,532	4,651	3.5%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/1.00% PIK	12/17/2018	11,929	11,696	11,911	8.9%
Playtime, LLC (n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,277	6,197	5,540	4.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,995	5,108	3.8%
TPP Acquisition, Inc. (m)	Retail	L+13.00%	12.50% Cash/2.00% PIK	12/17/2017	6,698	6,603	6,420	4.8%
Total Unitranche Loans					101,283	99,580	96,635	72.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,594	3,569	3,593	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,990	2,900	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,973	2,940	2.2%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,444	1,444	1,370	1.0%
Total Junior Secured Loans					11,038	10,976	10,803	8.1%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 10.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	10/9/2024	-	-	182	0.1%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity) (o)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	436	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (o)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	2	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (o)	Services: Consumer	-	-	-	-	74	74	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (o)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (o)	Services: Business	-	-	12/17/2022	-	-	617	0.5%
Playtime, LLC - Preferred Units (8,665 units) (o)	Hotels, Gaming & Leisure	-	-	-	-	200	96	0.1%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK (s)	-	-	967	77	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	141	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (o)	Retail	-	-	-	-	87	110	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (o)	Retail	-	-	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (m)	Retail	-	-	-	-	-	201	0.0%
Total Equity Securities					-	1,329	1,936	1.4%
TOTAL INVESTMENTS						$234,098	$233,535	174.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $133,738 as of December 31, 2014.
(e)	A portion of this loan (principal of $4,656) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	All or a portion of this commitment was unfunded at December 31, 2014. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(i)	A portion of this loan (principal of $2,939) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	A portion of this loan (principal of $2,798) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $3,238) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(m)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as it owns 25% percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(o)	Represents less than 5% ownership of the class and the portfolio company.
(p)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(r)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(s)	This position includes a PIK dividend and is currently on non-accrual status.

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

On February 6, 2015, the Company entered into an at-the-market (“ATM”) program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. The Company also granted the underwriters a 30-day option to purchase up to an additional 367,500 shares of common stock to cover over-allotments, if any.

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2015, MRCC SBIC had $20,000 in regulatory and leveragable capital and $34,800 in SBA-guaranteed debentures outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, in its consolidated financial statements beginning with the commencement of their operations in September 2013.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the three months ended March 31, 2015 and 2014, interest income included $567 and $197 of prepayment and amendment fees, respectively. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,224 and $4,002 as of March 31, 2015 and December 31, 2014, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2015 and 2014 totaled $918 and $760, respectively. For the three months ended March 31, 2015 and 2014, interest income included $198 and $161 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2015 and 2014, interest income included $267 and $229 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2015 and 2014, interest income included $530 and $130 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the three months ended March 31, 2015 and 2014, no loans were on non-accrual status. During the three months ended June 30, 2014, the Company’s investments in one portfolio company were restructured and as part of the restructuring the Company received preferred units with a stated PIK interest rate. These preferred units were placed on non-accrual status at the time of the restructuring and remain on non-accrual status. There were no other portfolio company investments on non-accrual status for the three months ended March 31, 2015 and 2014.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 8 regarding distributions for additional information.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted-average shares outstanding utilized in the calculation of earnings per share take into account share issues under the ATM program on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share issuances and repurchases. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2015 and December 31, 2014, the Company had deferred financing costs of $2,669 and $2,479, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2015 and 2014, was $167 and $133, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of March 31, 2015 and December 31, 2014, other assets on the consolidated statements of assets and liabilities included $402 and $341, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2015 and 2014, $3 and zero was recorded within general and administrative expenses for U.S. federal excise tax, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2015. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2015		December 31, 2014
Amortized Cost:
Senior secured loans	$146,873	57.9%	$122,213	52.2%
Unitranche loans	93,209	36.8	99,580	42.5
Junior secured loans	11,035	4.3	10,976	4.7
Equity securities	2,422	1.0	1,329	0.6
Total	$253,539	100.0%	$234,098	100.0%

	March 31, 2015		December 31, 2014
Fair Value:
Senior secured loans	$148,660	58.8%	$124,161	53.2%
Unitranche loans	89,165	35.3	96,635	41.4
Junior secured loans	10,770	4.3	10,803	4.6
Equity securities	4,052	1.6	1,936	0.8
Total	$252,647	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2015		December 31, 2014
Amortized Cost:
West	$81,699	32.2%	$76,642	32.7%
Southeast	50,870	20.1	55,136	23.6
Midwest	48,736	19.2	45,434	19.4
Northeast	33,166	13.1	26,077	11.1
Southwest	32,025	12.6	23,566	10.1
Mid-Atlantic	7,043	2.8	7,243	3.1
Total	$253,539	100.0%	$234,098	100.0%

	March 31, 2015		December 31, 2014
Fair Value:
West	$77,620	30.7%	$73,055	31.3%
Southeast	51,812	20.5	56,164	24.1
Midwest	49,754	19.7	46,348	19.8
Northeast	34,718	13.7	27,178	11.6
Southwest	32,235	12.8	23,838	10.2
Mid-Atlantic	6,508	2.6	6,952	3.0
Total	$252,647	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2015		December 31, 2014
Amortized Cost:
Healthcare & Pharmaceuticals	$43,175	17.0%	$29,814	12.7%
Services: Business	32,462	12.8	29,502	12.6
Consumer Goods: Non-Durable	28,139	11.1	28,170	12.0
Consumer Goods: Durable	19,061	7.5	19,020	8.1
Hotels, Gaming & Leisure	18,554	7.3	18,936	8.1
Retail	17,070	6.7	22,017	9.4
Media: Advertising, Printing & Publishing	16,812	6.6	10,412	4.5
Banking, Finance, Insurance & Real Estate	13,410	5.3	16,361	7.0
Construction & Building	11,227	4.4	11,409	4.9
Energy: Oil & Gas	9,650	3.8	4,650	2.0
Automotive	8,008	3.2	8,005	3.4
Media: Diversified & Production	7,623	3.0	7,599	3.3
Metals & Mining	6,764	2.7	6,420	2.7
Wholesale	5,304	2.1	5,466	2.3
Containers, Packaging & Glass	3,669	1.5	3,712	1.6
Capital Equipment	3,664	1.5	3,645	1.6
Services: Consumer	3,051	1.2	3,048	1.3
Beverage, Food & Tobacco	2,991	1.2	2,990	1.3
High Tech Industries	2,905	1.1	2,922	1.2
Total	$253,539	100.0%	$234,098	100.0%

	March 31, 2015		December 31, 2014
Fair Value:
Healthcare & Pharmaceuticals	$43,099	17.1%	$29,929	12.8%
Services: Business	33,329	13.2	30,235	12.9
Consumer Goods: Non-Durable	27,244	10.8	27,367	11.7
Consumer Goods: Durable	19,207	7.6	19,281	8.3
Hotels, Gaming & Leisure	18,625	7.4	18,655	8.0
Retail	17,283	6.8	22,342	9.6
Media: Advertising, Printing & Publishing	17,138	6.7	10,628	4.5
Banking, Finance, Insurance & Real Estate	13,876	5.5	16,815	7.2
Construction & Building	11,393	4.5	11,637	5.0
Energy: Oil & Gas	9,812	3.9	4,698	2.0
Media: Diversified & Production	7,764	3.1	7,747	3.3
Metals & Mining	6,871	2.7	6,563	2.9
Automotive	5,156	2.0	5,483	2.3
Wholesale	5,153	2.0	5,624	2.4
Containers, Packaging & Glass	4,218	1.7	3,979	1.7
Capital Equipment	3,664	1.5	3,665	1.6
Services: Consumer	3,079	1.2	3,014	1.3
High Tech Industries	2,953	1.2	2,973	1.3
Beverage, Food & Tobacco	2,783	1.1	2,900	1.2
Total	$252,647	100.0%	$233,535	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 7.00% and 18.92% at both March 31, 2015 and December 31, 2014. The maturity dates on the loans outstanding at March 31, 2015 range between April 2017 and July 2021. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of March 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$148,660	$148,660
Unitranche loans	—	—	89,165	89,165
Junior secured loans	—	—	10,770	10,770
Equity securities	—	—	4,052	4,052
Total Investments	$—	$—	$252,647	$252,647

Secured borrowings	$—	$—	$3,819	$3,819

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three months ended March 31, 2015 and 2014:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008
Net change in unrealized appreciation (depreciation) on investments	(160)	(1,100)	(92)	1,022	(330)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	33,840	2,147	59	1,094	37,140	—
Proceeds from principal payments and sales on investments (2)	(9,181)	(8,517)	—	—	(17,698)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(39)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(150)
Balance as of March 31, 2015	$148,660	$89,165	$10,770	$4,052	$252,647	$3,819

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943
Net change in unrealized appreciation (depreciation) on investments	438	(711)	104	719	550	—
Net realized gain (loss) on investments	—	—	44	—	44	—
Purchases of investments and other adjustments to cost (1)	23,182	722	12,379	—	36,283	—
Proceeds from principal payments and sales on investments (2)	(9,885)	(2,222)	(8,019)	—	(20,126)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	56
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,818)
Balance as of March 31, 2014	$102,698	$94,006	$26,843	$1,124	$224,671	$6,181

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2015 and 2014, attributable to Level 3 investments still held at March 31, 2015 and 2014, was ($9) and $725, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three months ended March 31, 2015 and 2014, attributable to Level 3 investments still held at March 31, 2015 and 2014, was $39 and ($56), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2015 and 2014.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2015 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$130,003		Discounted cash flow	EBITDA multiples	7.2	x	3.5	x	11.5	x
				Market yields	12.8%		8.0%		22.0%
Senior secured loans	6,476		Enterprise value	EBITDA multiples	4.0	x	3.8	x	4.3	x
Senior secured loans	1,007		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Unitranche loans	73,869		Discounted cash flow	EDITDA multiples	6.3	x	5.0	x	8.5	x
				Market yields	14.4%		10.3%		19.3%
Unitranche loans	3,664		Discounted cash flow	Revenue multiples	0.4	x	0.4	x	0.4	x
				Market yields	14.4%		13.0%		15.9%
Unitranche loans	5,156		Combination of discounted cash flow and enterprise value	EBITDA multiples	4.3	x	4.0	x	4.5	x
				Market yields	25.3%		22.6%		28.0%
Junior secured loans	1,389		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	2,884		Enterprise value	EBITDA multiples	6.6	x	3.8	x	7.5	x
Total Level 3 Assets	$ 224,448	(1)

Liabilities:
Secured borrowings	$3,819		Discounted cash flow	Market yields	6.7%		3.3%		10.4%

(1)	Excludes loans of $28,199 fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$120,204		Discounted cash flow	EBITDA multiples	6.8	x	3.5	x	11.0	x
				Market yields	12.2%		7.4%		18.0%
Senior secured loans	1,007		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Unitranche loans	79,370		Discounted cash flow	EBITDA multiples	7.0	x	5.0	x	10.0	x
				Market yields	13.5%		9.0%		19.1%
Unitranche loans	6,420		Enterprise value	EBITDA multiples	3.8	x	3.5	x	4.0	x

Unitranche loans	5,483		Combination of discounted cash flow and enterprise value	EBITDA multiples	5.3	x	5.0	x	5.5	x
				Market yields	25.5%		22.8%		28.3%
Junior secured loans	1,370		Enterprise value	Revenue Multiples	0.5	x	0.5	x	0.5	x

Equity securities	1,862		Enterprise value	EBITDA multiples	6.3	x	3.5	x	10.0	x
Total Level 3 Assets	$ 215,716	(1)

Liabilities:
Secured borrowings	$4,008		Discounted cash flow	Market yields	6.6%		3.5%		9.9%

(1)	Excludes loans of $17,819 at fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $34,800, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the three months ended March 31, 2015 were as follows:

Portfolio Company	Fair Value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/(losses)	Fair Value at March 31, 2015	Interest Income	Dividend Income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc	$10,163	$—	$—	$38	$10	$—	$71	$10,282	287	$—
Rockdale Blackhawk LLC	—	13,353	—	—	—	—	—	13,353	5
Rocket Dog Brands LLC	2,454	—	—	53	—	—	(71)	2,436	78	—
Summit Container Corporation	3,979	—	(49)	—	5	—	283	4,218	120	—
Total non-controlled affiliate company investments	$16,596	$13,353	$(49)	$91	$15	$—	$283	$30,289	$490	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,621	$—	$—	$34	$7	$—	$15	$6,677	$250	$—
Total controlled affiliate company investments	$6,621	$—	$—	$34	$7	$—	$15	$6,677	$250	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Transactions related to our investments with affiliates for the three months ended March 31, 2014 were as follows:

Portfolio Company	Fair Value at December 31, 2013	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair Value at March 31, 2014	Interest Income	Dividend Income
Non-controlled affiliate company investments (1) :
BookIt Operating LLC	$—	$5,835	$—	$17	$9	$—	$422	$6,283	$197	$—
Summit Container Corporation	—	3,890	(50)	—	6	—	276	4,122	108	—
Total non-controlled affiliate company investments	$—	$9,725	$(50)	$17	$15	$—	$698	$10,405	$305	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three months ended March 31, 2015 and 2014 were $1,068 and $953, respectively.

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

Incentive fees for the three months ended March 31, 2015 and 2014 were $1,042 and $917, respectively. Incentive fees for the three months ended March 31, 2015 consisted solely of part one incentive fees (based on net investment income) of $1,042. Incentive fees for the three months ended March 31, 2014 consisted of part one incentive fees of $810 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $107. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into the Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2015 and 2014, the Company incurred $701 and $549, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $271 and $201, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2015 and December 31, 2014, $271 and $208 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2015 and December 31, 2014, the Company had accounts payable to members of the Board of $35 and zero, respectively, representing accrued and unpaid compensation.

Note 7. Borrowings

Revolving Credit Facility:   As of March 31, 2015 and December 31, 2014, the Company had $87,700 and $82,300 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of March 31, 2015, the maximum amount the Company was able to borrow under the revolving credit facility is $110,000 and this maximum borrowing can be increased to $200,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2015 and 2014 was 3.5% and 3.5%, respectively. As of March 31, 2015, $71,700 of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR) and $16,000 of the outstanding borrowings were accruing at an interest rate of 5.5% (based on the prime rate). The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three months ended March 31, 2015 and 2014 was 0.5% and 0.5%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of March 31, 2015, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $34,800 in SBA-guaranteed debentures outstanding. Additionally, as of March 31, 2015, MRCC SBIC has a commitment letter for an additional $5,200 in SBA-guaranteed debentures. As of March 31, 2015, $12,920 in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 3.4% per annum and $21,880 in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 2.9% per annum.

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

As of March 31, 2015, secured borrowings at fair value totaled $3,819 and the fair value of the loans that are associated with these secured borrowings was $12,964. As of December 31, 2014, secured borrowings at fair value totaled $4,008 and the fair value of the loans that are associated with these secured borrowings was $13,142. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2014 and the three months ended March 31, 2015. During the three months ended March 31, 2015 and 2014, repayments on secured borrowings totaled $150 and $1,818, respectively. The weighted average interest rate on our secured borrowings was approximately 5.5% as of March 31, 2015.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended March 31,
	2015	2014
Interest expense – credit facility	$706	$701
Interest expense – SBA debentures	162	—
Amortization of deferred financing costs	167	133
Interest expense – secured borrowings	56	121
Other	12	12
Total interest and other debt financing expenses	$1,103	$967

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	(1)	—	$—
Total distributions declared			$0.35	$3,371		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 16,057 shares of common stock for $238 and no new shares were issued to satisfy the DRIP requirements for this dividend.

The following table summarizes distributions declared during the three months ended March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(1)	—	$—
Total distributions declared			$0.34	$3,304		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.

Note 9. Stock Issuances and Repurchases

Stock Issuances:   On February 6, 2015, the Company entered into an at-the-market (“ATM”) program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the three months ended March 31, 2015, the Company sold 114,451 shares at an average price of $14.75 per share for aggregate proceeds (including transaction costs) of $1,684.

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

Note 10. Commitments and Contingencies

Commitments: As of March 31, 2015 and December 31, 2014, the Company had $17,490 and $15,294, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Per share data:
Net asset value at beginning of period	$14.05	$13.92
Net investment income (1)	0.44	0.32
Net gain (loss) on investments and secured borrowings (1)	(0.03)	0.06
Net increase in net assets from operations (1)	0.41	0.38
Stockholder distributions (2)	(0.35)	(0.34)
Effect of share repurchases (3)	—	0.03
Net asset value at end of period	$14.11	$13.99

Net assets at end of period	$135,927	$135,068
Shares outstanding at end of period	9,632,361	9,656,203
Per share market value at end of period	$14.73	$13.53
Total return based on market value (4)	4.28%	13.68%
Total return based on net asset value (5)	2.90%	2.70%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	14.72%	9.29%
Ratio of interest and other debt financing expenses to average net assets (7)	3.28%	2.87%

Ratio of expenses (without incentive fees) to average net assets (7)	8.55%	7.34%
Ratio of incentive fees to average net assets (8)	0.77%	0.67%
Ratio of total expenses to average net assets (6)	9.32%	8.01%
Average debt outstanding	$103,727	$73,650
Average debt outstanding per share	$10.85	$7.55
Portfolio turnover (7)	7.28%	9.41%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2015 and 2014, zero and approximately $0.01 per share for the three months ended March 31, 2015 and 2014, respectively, would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (adjusted for the effect of share issuances below NAV). Total investment return does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

Note 12. Subsequent Events

On April 20, 2015, the Company closed public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. The Company also granted the underwriters a 30-day option to purchase up to an additional 367,500 shares of common stock to cover over-allotments, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us,” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2015. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2015, our portfolio included approximately 58.8% senior secured debt, 35.3% unitranche secured debt, 4.3% junior secured debt and 1.6% equity securities, compared to December 31, 2014, when our portfolio consisted of 53.2% senior secured debt, 41.4% unitranche secured debt, 4.6% junior secured debt and 0.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 6, 2015, we entered into an at-the-market (“ATM”) program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. We also granted the underwriters a 30-day option to purchase up to an additional 367,500 shares of common stock to cover over-allotments, if any.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $34.8 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, we invested $30.5 million in four new portfolio companies and $5.9 million in five existing portfolio companies and had $17.7 million in aggregate amount of principal repayments, resulting in investments of $18.7 million for the period.

During the three months ended March 31, 2014, we invested $31.8 million in eight new portfolio companies and $4.2 million in two existing portfolio companies and had $20.1 million in aggregate amount of principal repayments, resulting in net investments of $15.9 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	March 31, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$148,660	58.8%	11.5%	11.5%
Unitranche loans	89,165	35.3	10.5	11.8
Junior secured loans	10,770	4.3	10.4	10.4
Equity securities	4,052	1.6	n/a	n/a
Total	$252,647	100.0%	11.1%	11.6%

	December 31, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$124,161	53.2%	11.3%	11.3%
Unitranche loans	96,635	41.4	10.8	12.1
Junior secured loans	10,803	4.6	10.3	10.3
Equity securities	1,936	0.8	n/a	n/a
Total	$233,535	100.0%	11.0%	11.6%

(1)	Based upon the par value of our debt investments.

n/a – not applicable

During the three months ended March 31, 2015, we were able to keep our effective yield on the portfolio consistent with December 31, 2014, while also shifting to a more senior portfolio of assets.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$43,099	17.1%	$29,929	12.8%
Services: Business	33,329	13.2	30,235	12.9
Consumer Goods: Non-Durable	27,244	10.8	27,367	11.7
Consumer Goods: Durable	19,207	7.6	19,281	8.3
Hotels, Gaming & Leisure	18,625	7.4	18,655	8.0
Retail	17,283	6.8	22,342	9.6
Media: Advertising, Printing & Publishing	17,138	6.7	10,628	4.5
Banking, Finance, Insurance & Real Estate	13,876	5.5	16,815	7.2
Construction & Building	11,393	4.5	11,637	5.0
Energy: Oil & Gas	9,812	3.9	4,698	2.0
Media: Diversified & Production	7,764	3.1	7,747	3.3
Metals & Mining	6,871	2.7	6,563	2.9
Automotive	5,156	2.0	5,483	2.3
Wholesale	5,153	2.0	5,624	2.4
Containers, Packaging & Glass	4,218	1.7	3,979	1.7
Capital Equipment	3,664	1.5	3,665	1.6
Services: Consumer	3,079	1.2	3,014	1.3
High Tech Industries	2,953	1.2	2,973	1.3
Beverage, Food & Tobacco	2,783	1.1	2,900	1.2
Total	$252,647	100.0%	$233,535	100.0%

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

Our investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	225,334	89.2
3	27,313	10.8
4	—	—
5	—	—
Total	$252,647	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,737	88.1
3	27,798	11.9
4	—	—
5	—	—
Total	$233,535	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Total investment income	$8,081	$6,516
Total expenses	3,914	3,386
Net investment income	4,167	3,130
Net realized gain (loss) on investments	—	44
Net change in unrealized appreciation (depreciation) on investments	(330)	550
Net change in unrealized (appreciation) depreciation on secured borrowings	39	(56)
Net increase (decrease) in net assets resulting from operations	$3,876	$3,668

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Interest income	$7,049	$5,929
Fee income	567	197
Prepayment gain (loss)	267	229
Accretion of discounts and amortization of premium	198	161
Total investment income	$8,081	$6,516

The increase in investment income of $1.6 million during the three month period ended March 31, 2015, as compared to the three months ended March 31, 2014, is primarily due to an increases in both the effective interest rate on the portfolio and the average outstanding loan balances.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Interest and other debt financing expenses	$1,103	$967
Base management fees	1,068	953
Incentive fees	1,042	917
Professional fees	238	191
Administrative service fees	271	201
General & administrative expenses	192	157
Total operating expenses	$3,914	$3,386

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Interest expense – credit facility	$706	$701
Interest expense – SBA debentures	162	—
Amortization of deferred financing costs	167	133
Interest expense – secured borrowings	56	121
Other	12	12
Total interest and other debt financing expenses	$1,103	$967

The increase in expenses of $0.5 million during the three month period ended March 31, 2015, as compared to the three months ended March 31, 2014, is primarily due to an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio, an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance.

Net Realized Gain (Loss) on Investments

Sales totaled zero and $0.6 million for the three months ended March 31, 2015 and 2014, resulting in zero and $0.04 million of realized gains, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended March 31, 2015 and 2014, our investments had ($0.3) million and $0.6 million of net unrealized appreciation (depreciation), respectively. For the three months ended March 31, 2015 and 2014, our secured borrowings had $0.04 million and ($0.06) million of net unrealized (appreciation) depreciation, respectively.

 Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $3.9 million and $3.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2015 and 2014, our per share net increase in net assets resulting from operations was $0.41 and $0.38, respectively.

Liquidity and Capital Resources

As of March 31, 2015, we had $8.6 million in cash and cash equivalents, $87.7 million of total debt outstanding on our revolving credit facility and $34.8 million in outstanding SBA debentures. We had $22.3 million available for additional borrowings on our revolving credit facility and $5.2 million in available SBA debentures. See “Borrowings ” below for additional information.

Cash Flows

For the three months ended March 31, 2015 and 2014, we experienced a net increase (decrease) in cash and cash equivalents of $2.9 million and ($5.2) million, respectively. During the same periods we used $15.1 million and $14.8 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the three months ended March 31, 2015, we generated $18.0 million from financing activities, principally from SBA debenture borrowings, net borrowings on our revolving credit facility and proceeds from shares sold under our ATM program, partially offset by distributions to stockholders. During the three months ended March 31, 2014, we generated $9.5 million from financing activities, principally from net borrowings on our revolving credit facility, partially offset by repurchases of common stock and distributions to shareholders.

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

On February 6, 2015, we entered into an at-the-market (“ATM”) program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the three months ended March 31, 2015, we sold 114,451 shares at an average price of $14.75 per share for aggregate proceeds (including transaction costs) of $1.7 million. Additionally, on April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock. See “Recent Developments” below for additional information.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 27, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of March 31, 2015 and December 31, 2014, we had 9,632,361 and 9,517,910 shares outstanding, respectively.

Borrowings

Revolving Credit Facility: As of March 31, 2015 and December 31, 2014, we had $87.7 million and $82.3 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of March 31, 2015, the maximum amount we were able to borrow under the revolving credit facility was $110.0 million and this maximum borrowing can be increased to $200.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2015 and 2014 was 3.5% and 3.5%, respectively. As of March 31, 2015, $71,700 of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR) and $16,000 of the outstanding borrowings were accruing at an interest rate of 5.5% (based on the prime rate rate). The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three months ended March 31, 2015 and 2014 was 0.5% and 0.5%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of March 31, 2015, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $34.8 million in SBA-guaranteed debentures outstanding. Additionally, as of March 31, 2015, MRCC SBIC has a commitment letter for an additional $5.2 million in SBA-guaranteed debentures. As of March 31, 2015, $12.9 million in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 3.4% per annum and $21.9 million in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 2.9% per annum.

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

As of March 31, 2015, secured borrowings at fair value totaled $3.8 million and the fair value of the loans that are associated with these secured borrowings was $13.0 million. As of December 31, 2014, secured borrowings at fair value totaled $4.0 million and the fair value of the loans that are associated with these secured borrowings was $13.1 million. These secured borrowings were created as a result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the year ended December 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2014 and the three months ended March 31, 2015. During the three months ended March 31, 2015 and 2014, repayments on secured borrowings totaled $0.2 million and $1.8 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.5% and 5.5% as of March 31, 2015 and December 31, 2014, respectively.

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

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2015 and 2014 totaled $3.4 million ($0.35 per share) and $3.3 million ($0.34 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2015 and 2014, zero and approximately $0.01 per share, respectively, of distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2015 and December 31, 2014, we had $17.5 million and $15.3 million in outstanding commitments to fund investments under the underdrawn revolvers and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experiences claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. We also granted the underwriters a 30-day option to purchase up to an additional 367,500 shares of common stock to cover over-allotments, if any.

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

During the three months ended March 31, 2015 and 2014, we accrued capital gains incentive fees of zero and $0.1 million, respectively, based on the performance of our portfolio, of which only zero and $0.01 million, respectively, was related to realized capital gains and was therefore payable to MC Advisors.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

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

Assuming that the consolidated statement of financial condition as of March 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(5.7)	$(175.7)	$170.0
Up 100 basis points	440.0	909.4	(469.4)
Up 200 basis points	2,712.7	1,826.2	886.5
Up 300 basis points	5,251.1	2,743.1	2,508.0

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2015	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: May 11, 2015	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer, Chief Compliance Officer, and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

