Form 10-Q
period 2015-06-30
MONROE CAPITAL Corp
filed 2015-08-10
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the registrant had 12,449,861 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$244,233	$210,318
Non-controlled affiliate company investments	31,939	16,596
Controlled affiliate company investments	6,341	6,621
Total investments, at fair value (cost of: $283,380 and $234,098, respectively)	282,513	233,535
Cash	4,929	5,737
Interest receivable	1,284	952
Deferred financing costs, net	2,664	2,479
Other assets	569	882
Total assets	291,959	243,585

LIABILITIES
Revolving credit facility	49,700	82,300
SBA debentures payable	40,000	20,000
Secured borrowings, at fair value (proceeds of: $3,585 and $4,134, respectively)	3,450	4,008
Payable for open trades	18,102	-
Interest payable	395	244
Management fees payable	1,188	1,050
Incentive fees payable	1,268	1,140
Accounts payable and accrued expenses	1,369	1,105
Total liabilities	115,472	109,847
Net assets	$176,487	$133,738

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 12,450 and 9,518 shares issued and outstanding, respectively	$12	$10
Capital in excess of par value	176,338	134,803
Undistributed net investment income (accumulated distributions in excess of net investment income)	871	(639)
Accumulated net realized gain (loss) on investments	-	-
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(734)	(436)
Total net assets	$176,487	$133,738

Net asset value per share	$14.18	$14.05

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income
Non-controlled/non-affiliate company investments	$8,363	$6,883	$15,704	$13,291
Non-controlled affiliate company investments	962	163	1,452	271
Controlled affiliate company investments	194	-	444	-
Total investment income	9,519	7,046	17,600	13,562

Operating expenses:
Interest and other debt financing expenses	1,251	1,115	2,354	2,082
Base management fees	1,188	1,030	2,256	1,983
Incentive fees	1,268	667	2,310	1,584
Professional fees	193	298	431	489
Administrative service fees	278	217	549	418
General and administrative expenses	270	205	462	362
Total expenses	4,448	3,532	8,362	6,918
Net investment income	5,071	3,514	9,238	6,644

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	-	161	-	205
Net realized gain (loss) on investments	-	161	-	205

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	665	(1,243)	37	(968)
Non-controlled affiliate company investments	698	110	981	385
Controlled affiliate company investments	(1,339)	-	(1,324)	-
Net change in unrealized appreciation (depreciation) on investments	24	(1,133)	(306)	(583)

Net change in unrealized (appreciation) depreciation on secured borrowings	(31)	124	8	68

Net gain (loss) on investments and secured borrowings	(7)	(848)	(298)	(310)

Net increase (decrease) in net assets resulting from operations	$5,064	$2,666	$8,940	$6,334

Per common share data:
Net investment income per share - basic and diluted	$0.43	$0.37	$0.87	$0.69

Net increase in net assets resulting from operations per share - basic and diluted	$0.43	$0.28	$0.84	$0.65

Weighted average common shares outstanding - basic and diluted	11,718	9,582	10,646	9,671

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Common Stock		Capital in excess of	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain	Accumulated net unrealized appreciation (depreciation) on investments and
	Number of shares	Par value	par value	investment income)	(loss) on investments	secured borrowings	Total net assets
Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$-	$1,029	$138,092
Net increase in net assets resulting from operations	-	-	-	6,644	205	(515)	6,334
Stockholder distributions paid - income distributions	-	-	-	(6,351)	(205)	-	(6,556)
Repurchases of common stock	(359)	-	(4,685)	-	-	-	(4,685)
Balances at June 30, 2014	9,559	$10	$135,353	$(2,692)	$-	$514	$133,185

Balances at December 31, 2014	9,518	$10	$134,803	$(639)	-	$(436)	$133,738
Issuance of common stock, net of offering and underwriting costs	2,932	2	41,535	-	-	-	41,537
Net increase (decrease) in net assets resulting from operations	-	-	-	9,238	-	(298)	8,940
Stockholder distributions paid - income distributions	-	-	-	(7,728)	-	-	(7,728)
Balances at June 30, 2015	12,450	$12	$176,338	$871	$-	$(734)	$176,487

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except per share data)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,940	$6,334
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	306	583
Net change in unrealized appreciation (depreciation) on secured borrowings	(8)	(68)
Net realized (gain) loss on investments	-	(205)
Payment-in-kind interest income	(1,040)	(329)
Net accretion of discounts and amortization of premiums	(479)	(311)
Proceeds from principal payments and sales of investments	59,111	41,616
Purchases of investments	(106,876)	(71,094)
Amortization of deferred financing costs	367	267
Changes in operating assets and liabilities:
Receivable for open trades	-	(58)
Interest receivable	(332)	(322)
Other assets	313	(67)
Payable for open trades	18,102	(281)
Interest payable	151	(104)
Management fees payable	138	185
Incentive fees payable	128	(87)
Accounts payable and accrued expenses	264	276
Net cash provided by (used in) operating activities	(20,915)	(23,665)

Cash flows from financing activities:
Borrowings on credit facility	49,900	44,000
Repayments of credit facility	(82,500)	(24,500)
SBA debentures borrowings	20,000	8,000
Payments of deferred financing costs	(552)	(394)
Repayments on secured borrowings	(550)	(1,347)
Proceeds from shares sold, net of underwriting costs	41,537	-
Repurchases of common stock	-	(5,244)
Stockholder distributions paid	(7,728)	(6,556)
Net cash provided by (used in) financing activities	20,107	13,959

Net increase (decrease) in cash	(808)	(9,706)
Cash, beginning of period	5,737	14,603
Cash, end of period	$4,929	$4,897

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,855	$1,643

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	$11,947	$11,812	$11,929	6.8%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	668	668	0.4%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	6,667	6,520	6,557	3.7%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	3,443	3,369	3,460	2.0%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,933	2,826	2,527	1.4%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,854	2,819	2,863	1.6%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	3,000	2,970	2,994	1.7%
BookIt Operating LLC (i)	Hotels, Gaming & Leisure	L+12.50%	14.00%	1/10/2019	5,355	5,243	5,165	2.9%
Cornerstone Detention Products, Inc. (j)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,440	4,370	4,336	2.5%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,465	5,318	5,438	3.1%
Cyalume Technologies Holdings, Inc. (Delayed Draw) (f) (k)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	611	-	-	0.0%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	917	917	0.5%
Cytovance Biologics, Inc. (h)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	2,000	1,957	2,045	1.2%
Cytovance Biologics, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	514	514	0.3%
Cytovance Biologics, Inc. (Capex) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	571	584	0.3%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,431	5,341	5,507	3.1%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,642	3,566	3,622	2.1%
G&M Opco LLC (h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,250	3,169	3,169	1.8%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK(q)	12/20/2018	4,071	3,994	4,051	2.3%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+10.00%	11.50%	9/3/2019	6,816	6,673	6,912	3.9%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,075	4,004	4,063	2.3%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.00%	9.00%	9/12/2019	3,915	3,847	3,929	2.2%
Miles Media Group LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+8.00%	9.00%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.00%	9.00%	9/12/2019	320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,633	6,500	6,490	3.7%
O'Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+13.00%	12.00% Cash/2.50% PIK	10/4/2018	13,027	12,899	12,988	7.4%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+13.00%	12.00% Cash/2.50% PIK	10/4/2018	2,500	1,248	1,244	0.7%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,481	5,376	5,508	3.1%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	635	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,850	11,653	12,567	7.1%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	1,251	1,222	0.7%
Rockdale Blackhawk, LLC (Capex) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,311	245	237	0.1%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.6%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.44%	7/10/2019	2,850	2,791	2,871	1.6%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.44%	7/10/2019	818	450	450	0.3%
SNI Companies (l)	Services: Business	L+10.00%	11.00%	12/31/2018	7,713	7,572	7,736	4.4%
SNI Companies (Revolver) (f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	-	-	0.0%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,700	3,625	3,733	2.1%
The Sandbox Group LLC (h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/2.00% PIK	2/23/2020	5,470	5,342	5,260	3.0%
The Sandbox Group LLC (Revolver) (f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/2.00% PIK	2/23/2020	1,250	1,007	968	0.5%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% cash/7.92% PIK (r)	12/23/2019	3,037	2,981	3,044	1.7%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	66	66	0.0%
TRG, LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	790	-	-	0.0%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,333	1,287	1,317	0.7%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK	5/8/2019	7,784	7,647	7,780	4.4%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,500	6,414	6,477	3.7%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	906	-	-	0.0%
Total Senior Secured Loans					181,109	161,048	163,434	92.6%

Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,010	6,842	6,727	3.9%
Collaborative Neuroscience Network, LLC (m)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,808	7,699	7,398	4.2%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,250	8,199	5,169	2.9%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (s)	5/7/2019	5,357	5,237	4,899	2.8%
Incipio Technologies, Inc. (n)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	11,000	10,738	11,022	6.2%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,232	4,176	4,274	2.4%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% cash/1.00% PIK	12/17/2018	6,618	6,503	6,585	3.7%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% cash/1.00% PIK	12/17/2018	7,387	7,242	7,395	4.2%
Playtime, LLC (m)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,977	5,912	5,397	3.1%
TPP Acquisition, Inc. (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	6,766	6,685	5,551	3.1%
TPP Accquisition, Inc. (Delayed Draw) (f) (k)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	2,203	963	790	0.4%
Total Unitranche Loans					72,608	70,196	65,207	36.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,551	5,591	3.3%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,633	5,517	3.1%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	2,000	1,990	2,003	1.1%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,377	4,219	2.4%
Micro Holding Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	3,000	2,978	2,970	1.7%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020	10,024	9,828	10,109	5.7%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,980	2,992	1.7%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,950	5,025	2.8%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,554	1,553	1,409	0.8%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,950	5,012	2.8%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,925	4,994	2.8%
Total Junior Secured Loans					50,464	49,715	49,841	28.2%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 10.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	10/9/2024	-	-	377	0.2%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity) (p)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	851	0.5%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	76	0.0%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (o)	Aerospace & Defense	-	-	-	-	-	-	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (p)	Services: Consumer	-	-	-	-	74	74	0.0%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	12/17/2022	-	-	730	0.4%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	-	-	200	113	0.1%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK (t)	-	-	967	1	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	-	-	1,093	1,369	0.8%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	-	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity) (p)	Media: Advertising, Printing & Publishing	-	-	-	-		276	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	-	-	86	110	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (o)	Retail	-	-	-	-	-	-	0.0%
West World Media, LLC - Class A Membership Units (representing 0.385% of the diluted equity) (p)	Media: Diversified & Production	-	-	-	-	-	54	0.0%
Total Equity Securities					-	2,421	4,031	2.3%
TOTAL INVESTMENTS						$283,380	$282,513	160.0%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $176,487 as of June 30, 2015.
(e)	A portion of this loan (principal of $4,930) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at June 30, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,783) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	A portion of this loan (principal of $2,644) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $4,946) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(n)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(o)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as it owns 25% percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(p)	Represents less than 5% ownership of the class and the portfolio company.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(s)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(t)	This position includes a PIK dividend and is currently on non-accrual status.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,435	7,243	6,952	5.2%
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,057	7,936	7,602	5.7%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,412	10,628	7.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/2.00% PIK	4/17/2017	3,645	3,645	3,665	2.7%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,487	14,630	10.9%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,062	8,005	5,482	4.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.00%	11.50%	7/17/2017	3,000	3,000	3,060	2.3%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (r)	5/7/2019	5,604	5,466	5,624	4.2%
Incipio Technologies, Inc. (h)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	5,500	5,363	5,362	4.0%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,605	4,532	4,651	3.5%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/1.00% PIK	12/17/2018	11,929	11,696	11,911	8.9%
Playtime, LLC (n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,277	6,197	5,540	4.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,995	5,108	3.8%
TPP Acquisition, Inc. (m)	Retail	L+13.00%	12.50% Cash/2.00% PIK	12/17/2017	6,698	6,603	6,420	4.8%
Total Unitranche Loans					101,283	99,580	96,635	72.1%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,594	3,569	3,593	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,990	2,900	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,973	2,940	2.2%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,444	1,444	1,370	1.0%
Total Junior Secured Loans					11,038	10,976	10,803	8.1%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 10.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	10/9/2024	-	-	182	0.1%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity) (o)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	436	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (o)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	2	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (o)	Services: Consumer	-	-	-	-	74	74	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (o)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (o)	Services: Business	-	-	12/17/2022	-	-	617	0.5%
Playtime, LLC - Preferred Units (8,665 units) (o)	Hotels, Gaming & Leisure	-	-	-	-	200	96	0.1%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK (s)	-	-	967	77	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	141	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (o)	Retail	-	-	-	-	87	110	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (o)	Retail	-	-	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (m)	Retail	-	-	-	-	-	201	0.0%
Total Equity Securities					-	1,329	1,936	1.4%
TOTAL INVESTMENTS						$234,098	$233,535	174.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $133,738 as of December 31, 2014.
(e)	A portion of this loan (principal of $4,656) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	All or a portion of this commitment was unfunded at December 31, 2014. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(i)	A portion of this loan (principal of $2,939) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	A portion of this loan (principal of $2,798) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $3,238) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(m)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as it owns 25% percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(o)	Represents less than 5% ownership of the class and the portfolio company.
(p)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(r)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(s)	This position includes a PIK dividend and is currently on non-accrual status.

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

On February 6, 2015, the Company entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. The Company has sold $1,684 (114,451 shares) under the ATM program through June 30, 2015. On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. See Note 9 for additional information on share issuances.

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2015, MRCC SBIC had $20,000 in regulatory and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the three and six months ended June 30, 2015, interest income included $559 and $1,125 of prepayment and amendment fees. For the three and six months ended June 30, 2014, interest income included $208 and $405 of prepayment and amendment fees. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,718 and $4,002 as of June 30, 2015 and December 31, 2014, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2015 totaled $630 and $1,548, respectively. For the three and six months ended June 30, 2015, interest income included $279 and $479 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and six months ended June 30, 2014, interest income included $150 and $311 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and six months ended June 30, 2015, interest income included $503 and $770 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and six months ended June 30, 2014, interest income included $145 and $373 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and six months ended June 30, 2015, interest income included $510 and $1,040 of PIK interest, respectively. For the three and six months ended June 30, 2014, interest income included $199 and $329 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the three and six months ended June 30, 2015 and 2014, no loans were on non-accrual status. During the three months ended June 30, 2014, the Company’s investments in one portfolio company were restructured and as part of the restructuring the Company received preferred units with a stated PIK interest rate. These preferred units were placed on non-accrual status at the time of the restructuring and remain on non-accrual status. There were no other portfolio company investments on non-accrual status for the three and six months ended June 30, 2015 and 2014.

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

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2015 and December 31, 2014, the Company had deferred financing costs of $2,664 and $2,479, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2015 was $200 and $367, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2014 was $134 and $267, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of June 30, 2015 and December 31, 2014, other assets on the consolidated statements of assets and liabilities included $289 and $341, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2015, zero and $3 was recorded within general and administrative expenses for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2014, no amount was recorded within general and administrative expenses for U.S. federal excise tax, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2015. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2015		December 31, 2014
Amortized Cost:
Senior secured loans	$161,048	56.8%	$122,213	52.2%
Unitranche loans	70,196	24.8	99,580	42.5
Junior secured loans	49,715	17.6	10,976	4.7
Equity securities	2,421	0.8	1,329	0.6
Total	$283,380	100.0%	$234,098	100.0%

	June 30, 2015		December 31, 2014
Fair Value:
Senior secured loans	$163,434	57.9%	$124,161	53.2%
Unitranche loans	65,207	23.1	96,635	41.4
Junior secured loans	49,841	17.6	10,803	4.6
Equity securities	4,031	1.4	1,936	0.8
Total	$282,513	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2015		December 31, 2014
Amortized Cost:
West	$92,644	32.7%	$76,642	32.7%
Northeast	52,320	18.5	26,077	11.1
Southeast	51,629	18.2	55,136	23.6
Midwest	42,449	15.0	45,434	19.4
Southwest	37,496	13.2	23,566	10.1
Mid-Atlantic	6,842	2.4	7,243	3.1
Total	$283,380	100.0%	$234,098	100.0%

	June 30, 2015		December 31, 2014
Fair Value:
West	$88,486	31.3%	$73,055	31.3%
Northeast	53,786	19.1	27,178	11.6
Southeast	52,910	18.7	56,164	24.1
Midwest	43,087	15.2	46,348	19.8
Southwest	37,518	13.3	23,838	10.2
Mid-Atlantic	6,726	2.4	6,952	3.0
Total	$282,513	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2015		December 31, 2014
Amortized Cost:
Healthcare & Pharmaceuticals	$51,030	18.0%	$29,814	12.7%
Consumer Goods: Non-Durable	41,210	14.6	28,170	12.0
Services: Business	36,675	12.9	29,502	12.6
Hotels, Gaming & Leisure	18,249	6.4	18,936	8.1
Retail	18,153	6.4	22,017	9.4
Banking, Finance, Insurance & Real Estate	15,440	5.5	16,361	7.0
Construction & Building	14,212	5.0	11,409	4.9
Media: Diversified & Production	12,572	4.4	7,599	3.3
High Tech Industries	11,900	4.2	2,922	1.2
Energy: Oil & Gas	9,335	3.3	4,650	2.0
Automotive	8,199	2.9	8,005	3.4
Metals & Mining	7,719	2.7	6,420	2.7
Media: Advertising, Printing & Publishing	6,349	2.2	10,412	4.5
Aerospace & Defense	6,235	2.2	—	—
Beverage, Food & Tobacco	5,633	2.0	2,990	1.3
Wholesale	5,237	1.9	5,466	2.3
Media: Broadcasting & Subscription	4,377	1.5	—	—
Consumer Goods: Durable	4,176	1.5	19,020	8.1
Containers, Packaging & Glass	3,625	1.3	3,712	1.6
Services: Consumer	3,054	1.1	3,048	1.3
Capital Equipment	—	—	3,645	1.6
Total	$283,380	100.0%	$234,098	100.0%

	June 30, 2015		December 31, 2014
Fair Value:
Healthcare & Pharmaceuticals	$52,463	18.6%	$29,929	12.8%
Consumer Goods: Non-Durable	40,774	14.4	27,367	11.7
Services: Business	37,807	13.4	30,235	12.9
Hotels, Gaming & Leisure	18,565	6.6	18,655	8.0
Retail	16,991	6.0	22,342	9.6
Banking, Finance, Insurance & Real Estate	15,985	5.7	16,815	7.2
Construction & Building	14,417	5.1	11,637	5.0
Media: Diversified & Production	12,828	4.5	7,747	3.3
High Tech Industries	11,680	4.1	2,973	1.3
Energy: Oil & Gas	9,558	3.4	4,698	2.0
Metals & Mining	7,709	2.7	6,563	2.9
Media: Advertising, Printing & Publishing	6,504	2.3	10,628	4.5
Aerospace & Defense	6,355	2.3	—	—
Beverage, Food & Tobacco	5,517	2.0	2,900	1.2
Automotive	5,169	1.8	5,483	2.3
Wholesale	4,899	1.7	5,624	2.4
Consumer Goods: Durable	4,274	1.5	19,281	8.3
Media: Broadcasting & Subscription	4,219	1.5	—	—
Containers, Packaging & Glass	3,733	1.3	3,979	1.7
Services: Consumer	3,066	1.1	3,014	1.3
Capital Equipment	—	—	3,665	1.6
Total	$282,513	100.0%	$233,535	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 6.00% and 18.92% at June 30, 2015 and 7.00% and 18.92% at December 31, 2014. The maturity dates on the loans outstanding at June 30, 2015 range between April 2017 and July 2023. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of June 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$163,434	$163,434
Unitranche loans	—	—	65,207	65,207
Junior secured loans	—	—	49,841	49,841
Equity securities	—	—	4,031	4,031
Total Investments	$—	$—	$282,513	$282,513

Secured borrowings	$—	$—	$3,450	$3,450

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2015:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2015	$148,660	$89,165	$10,770	$4,052	$252,647	$3,819
Net change in unrealized appreciation (depreciation) on investments	598	(944)	391	(21)	24	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	25,858	6,717	38,680	—	71,255	—
Proceeds from principal payments and sales on investments (2)	(11,682)	(29,731)	—	—	(41,413)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	31
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(400)
Balance as of June 30, 2015	$163,434	$65,207	$49,841	$4,031	$282,513	$3,450

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008
Net change in unrealized appreciation (depreciation) on investments	438	(2,044)	299	1,001	(306)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	59,698	8,864	38,739	1,094	108,395	—
Proceeds from principal payments and sales on investments (2)	(20,863)	(38,248)	—	—	(59,111)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(8)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(550)
Balance as of June 30, 2015	$163,434	$65,207	$49,841	$4,031	$282,513	$3,450

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2014:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2014	$102,698	$94,006	$26,843	$1,124	$224,671	$6,181
Reclassifications(1)	(2,276)	—	1,309	967	—	—
Net change in unrealized appreciation (depreciation) on investments	1,350	(1,681)	(71)	(731)	(1,133)	—
Net realized gain (loss) on investments	97	—	64	—	161	—
Purchases of investments and other adjustments to cost (2)	35,309	97	44	—	35,450	720
Proceeds from principal payments and sales on investments (3)	(16,051)	(2,666)	(2,772)	—	(21,489)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(124)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(250)
Balance as of June 30, 2014	$121,127	$89,756	$25,417	$1,360	$237,660	$6,527

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943
Reclassifications(1)	(2,276)	—	1,309	967	—
Net change in unrealized appreciation (depreciation) on investments	1,788	(2,391)	32	(12)	(583)	—
Net realized gain (loss) on investments	97	—	108	—	205	—
Purchases of investments and other adjustments to cost (2)	58,490	820	12,424	—	71,734	—
Proceeds from principal payments and sales on investments (3)	(25,935)	(4,890)	(10,791)	—	(41,616)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(68)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,347)
Balance as of June 30, 2014	$121,127	$89,756	$25,417	$1,360	$237,660	$6,527

(1)	Represents reclassifications due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2015, attributable to Level 3 investments still held at June 30, 2015, was $222 and $441, respectively. The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2014, attributable to Level 3 investments still held at June 30, 2014, was ($923) and ($250), respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and six months ended June 30, 2015, attributable to Level 3 investments still held at June 30, 2015, was ($31) and $8, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and six months ended June 30, 2014, attributable to Level 3 investments still held at June 30, 2014, was $124 and $68, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2015 and 2014.

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

 The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2015 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$152,420		Discounted cash flow	EBITDA multiples	6.7	x	2.3	x	11.5	x
				Market yields	12.9%		9.5%		22.0%
Senior secured loans	1,007		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Unitranche loans	53,697		Discounted cash flow	EBITDA multiples	6.4	x	5.0	x	7.5	x
				Market yields	15.0%		11.6%		21.2%
Unitranche loans	5,169		Combination of discounted cash flow and enterprise value	EBITDA multiples	4.3	x	4.0	x	4.5	x
				Market yields	25.8%		23.0%		28.6%
Unitranche loans	6,341		Enterprise value	EBITDA multiples	4.5	x	4.3	x	4.8	x
Junior secured loans	10,109		Discounted cash flow	EBITDA multiples	7.8	x	7.3	x	8.3	x
				Market yields	12.1%		11.2%		13.0%
Junior secured loans	1,409		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	3,846		Enterprise value	EBITDA multiples	6.3	x	2.3	x	11.5	x
Total Level 3 Assets	$233,998	(1)

Liabilities:
Secured borrowings	$3,450		Discounted cash flow	Market yields	6.9%		3.8%		10.3%

(1)	Excludes loans of $48,515 fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $40,000, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the six months ended June 30, 2015 were as follows:

Portfolio Company	Fair Value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair Value at June 30, 2015	Interest Income	Dividend Income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$10,163	$—	$—	$77	$21	$—	$133	$10,394	$579	$—
Rockdale Blackhawk LLC	—	14,200	—	—	43	—	1,152	15,395	472
Rocket Dog Brands LLC	2,454	—	—	109	—	—	(146)	2,417	159	—
Summit Container Corporation	3,979	—	(98)	—	10	—	(158)	3,733	242	—
Total non-controlled affiliate company investments	$16,596	$14,200	$(98)	$186	$74	$—	$981	$31,939	$1,452	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,621	$960	$—	$70	$14	$—	$(1,324)	$6,341	$444	$—
Total controlled affiliate company investments	$6,621	$960	$—	$70	$14	$—	$(1,324)	$6,341	$444	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Transactions related to our investments with affiliates for the six months ended June 30, 2014 were as follows:

Portfolio Company	Fair Value at December 31, 2013	Transfers in due to restructuring	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair Value at June 30, 2014	Interest Income	Dividend Income
Non-controlled affiliate company investments (1) :
Rocket Dog Brands LLC(2)	$—	$2,433	$—	$—	$32	$—	$—	$(37)	$2,428	$49	$—
Summit Container Corporation	—	—	3,890	(97)	—	10	—	422	4,225	222	—
Total non-controlled affiliate company investments	$—	$2,433	$3,890	$(97)	$32	$10	$—	$385	$6,653	$271	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company’s investment in Rocket Dog Brands LLC was restructured on May 2, 2014, resulting in the Company obtaining greater than 5% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and six months ended June 30, 2015 were $1,188 and $2,256, respectively. Base management fees for the three and six months ended June 30, 2014 were $1,030 and $1,983, respectively.

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

Incentive fees for the three and six months ended June 30, 2015 were $1,268 and $2,310, respectively. Incentive fees for the three and six months ended June 30, 2015 consisted solely of part one incentive fees (based on net investment income) of $1,268 and $2,310, respectively. Incentive fees for the three and six months ended June 30, 2014 were $667 and $1,584, respectively. Incentive fees for the three and six months ended June 30, 2014, consisted of part one incentive fees (based on net investment income) of $836 and $1,645, respectively, reduced by the second part of the incentive fee (based upon net realized and unrealized gains and losses) of ($169) and ($62), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2015, the Company incurred $741 and $1,442, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $278 and $549, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2014, the Company incurred $720 and $1,269 in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $217 and $418, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2015 and December 31, 2014, $278 and $208 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of June 30, 2015 and December 31, 2014, the Company did not have any accrued and unpaid compensation to members of the Board.

Note 7. Borrowings

Revolving Credit Facility:   As of June 30, 2015 and December 31, 2014, the Company had $49,700 and $82,300 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of June 30, 2015, the maximum amount the Company was able to borrow under the revolving credit facility is $110,000 and this maximum borrowing can be increased to $200,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On July 31, 2015, the Company closed a $25,000 upsize to its revolving credit facility, to $135,000 in accordance with the accordion feature.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2015 was 3.7% and 3.6%, respectively. As of June 30, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR). The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2015 was 0.5% and 0.5%, respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2014 was 3.6% and 3.7%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2014 was 0.5% and 0.5%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of June 30, 2015, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding. As of June 30, 2015, $12,920 in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 3.4% per annum, $14,800 in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 3.3% per annum and $7,080 SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 2.9% per annum. Additionally, as of June 30, 2015, $5,200 in SBA-guaranteed debentures have not already pooled, mature in September 2025 and bear interest at an interim rate of 1.4% until the September 2015 pooling date.

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

As of June 30, 2015, secured borrowings at fair value totaled $3,450 and the fair value of the loans that are associated with these secured borrowings was $12,795. As of December 31, 2014, secured borrowings at fair value totaled $4,008 and the fair value of the loans that are associated with these secured borrowings was $13,142. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2014 and the six months ended June 30, 2015. During the three and six months ended June 30, 2015, repayments on secured borrowings totaled $400 and $550, respectively. During the three and six months ended June 30, 2014, repayments on secured borrowings totaled $250 and $1,347, respectively. The weighted average interest rate on our secured borrowings was approximately 5.6% as of June 30, 2015.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended June 30,
	2015	2014
Interest expense – credit facility	$661	$875
Interest expense – SBA debentures	286	3
Amortization of deferred financing costs	200	135
Interest expense – secured borrowings	52	89
Other	52	13
Total interest and other debt financing expenses	$1,251	$1,115

	Six months ended June 30,
	2015	2014
Interest expense – credit facility	$1,367	$1,576
Interest expense – SBA debentures	448	3
Amortization of deferred financing costs	367	267
Interest expense – secured borrowings	108	210
Other	64	26
Total interest and other debt financing expenses	$2,354	$2,082

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	(1)	—	—
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	(2)	—	$—
Total distributions declared			$0.70	$7,728		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 16,057 shares of common stock for $238 and no new shares were issued to satisfy the DRIP requirements for this dividend.

(2)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,023 shares of common stock for $281 and no new shares were issued to satisfy the DRIP requirements for this dividend.

The following table summarizes distributions declared during the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(1)	—	$—
May 29, 2014	June 13, 2014	June 27, 2014	0.34	3252	(2)	—	—
Total distributions declared			$0.68	$6,655		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.
(2)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,208 shares of common stock for $264 and no new shares were issued to satisfy the DRIP requirements for this dividend.

Note 9. Stock Issuances and Repurchases

Stock Issuances:   On February 6, 2015, the Company entered into an ATM securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. The Company did not issue any shares under the ATM program during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company sold 114,451 shares at an average price of $14.75 per share for aggregate proceeds (including transaction costs) of $1,684.

On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. These issuances during the three months ended June 30, 2015 provided the Company with proceeds, net of offering and underwriting costs, of $39,853.

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

During the three and six months ended June 30, 2014, the Company repurchased 97,411 and 359,477 shares, respectively of common stock in open market transactions for an aggregate cost (including transaction costs) of $1,296 and $4,685, respectively. Since the approval of Plan, the Company has repurchased 444,280 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5,716. As of June 30, 2014 and December 31, 2013, zero and $559, respectively of these share repurchases were unsettled and included within payable for open trades on the consolidated statements of assets and liabilities. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 10. Commitments and Contingencies

Commitments: As of June 30, 2015 and December 31, 2014, the Company had $17,504 and $15,294, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Per share data:
Net asset value at beginning of period	$14.05	$13.92
Net investment income (1)	0.87	0.69
Net gain (loss) on investments and secured borrowings (1)	(0.03)	(0.04)
Net increase in net assets from operations (1)	0.84	0.65
Stockholder distributions (2)	(0.70)	(0.68)
Other (3)	(0.01)	0.04
Net asset value at end of period	$14.18	$13.93

Net assets at end of period	$176,487	$133,185
Shares outstanding at end of period	12,449,861	9,558,792
Per share market value at end of period	$14.90	$13.27
Total return based on market value (4)	7.98%	14.26%
Total return based on net asset value (5)	5.91%	4.96%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	14.02%	9.89%
Ratio of interest and other debt financing expenses to average net assets (7)	3.17%	3.10%

Ratio of expenses (without incentive fees) to average net assets (7)	8.16%	7.94%
Ratio of incentive fees to average net assets (8)	1.55%	1.17%
Ratio of total expenses to average net assets (6) (9)	9.71%	9.11%
Average debt outstanding	$101,978	$84,660
Average debt outstanding per share	$9.58	$8.75
Portfolio turnover (8)	23.07%	18.63%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2015 and 2014, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (adjusted for the effect of share issuances below NAV). Total investment return does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

Note 12. Subsequent Events

On July 31, 2015, the Company closed a $25,000 upsize to its revolving credit facility with ING Capital LLC, as agent, to $135,000 in accordance with the facility’s accordion feature.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2015, our portfolio included approximately 57.9% senior secured debt, 23.1% unitranche secured debt, 17.6% junior secured debt and 1.4% equity securities, compared to December 31, 2014, when our portfolio consisted of 53.2% senior secured debt, 41.4% unitranche secured debt, 4.6% junior secured debt and 0.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. We have sold $1.7 million (114,451 shares) under the ATM program through June 30, 2015. On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we sold an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended June 30, 2015, we invested $50.5 million in twelve new portfolio companies and $20.0 million in twelve existing portfolio companies and had $41.9 million in aggregate amount of principal repayments, resulting in investments of $28.6 million for the period.

During the six months ended June 30, 2015, we invested $81.8 million in sixteen new portfolio companies and $25.1 million in fourteen existing portfolio companies and had $59.9 million in aggregate amount of principal repayments, resulting in investments of $ 47.0 million for the period.

During the three months ended June 30, 2014, we invested $34.6 million in six new portfolio companies and $0.5 million in one existing portfolio company and had $21.5 million in aggregate amount of sales and principal repayments, resulting in investments of $13.6 million for the period.

During the six months ended June 30, 2014, we invested $66.4 million in fourteen new portfolio companies and $4.7 million in three existing portfolio companies and had $41.6 million in aggregate amount of sales and principal repayments, resulting in investments of $29.5 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	June 30, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$163,434	57.9%	11.2%	11.2%
Unitranche loans	65,207	23.1	10.6	11.6
Junior secured loans	49,841	17.6	9.7	9.7
Equity securities	4,031	1.4	n/a	n/a
Total	$282,513	100.0%	10.8%	11.1%

	December 31, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$124,161	53.2%	11.3%	11.3%
Unitranche loans	96,635	41.4	10.8	12.1
Junior secured loans	10,803	4.6	10.3	10.3
Equity securities	1,936	0.8	n/a	n/a
Total	$233,535	100.0%	11.0%	11.6%

(1)	Based upon the par value of our debt investments.

n/a – not applicable

The shift in portfolio composition from December 31, 2014 reflects our investment of a portion of the capital from our public offering into more liquid junior secured loan investments. We expect to optimize these investments into directly originated investments in the upcoming quarters, which should result in an increase in the percentage of the portfolio comprised of first lien loan assets.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$52,463	18.6%	$29,929	12.8%
Consumer Goods: Non-Durable	40,774	14.4	27,367	11.7
Services: Business	37,807	13.4	30,235	12.9
Hotels, Gaming & Leisure	18,565	6.6	18,655	8.0
Retail	16,991	6.0	22,342	9.6
Banking, Finance, Insurance & Real Estate	15,985	5.7	16,815	7.2
Construction & Building	14,417	5.1	11,637	5.0
Media: Diversified & Production	12,828	4.5	7,747	3.3
High Tech Industries	11,680	4.1	2,973	1.3
Energy: Oil & Gas	9,558	3.4	4,698	2.0
Metals & Mining	7,709	2.7	6,563	2.9
Media: Advertising, Printing & Publishing	6,504	2.3	10,628	4.5
Aerospace & Defense	6,355	2.3	—	—
Beverage, Food & Tobacco	5,517	2.0	2,900	1.2
Automotive	5,169	1.8	5,483	2.3
Wholesale	4,899	1.7	5,624	2.4
Consumer Goods: Durable	4,274	1.5	19,281	8.3
Media: Broadcasting & Subscription	4,219	1.5	—	—
Containers, Packaging & Glass	3,733	1.3	3,979	1.7
Services: Consumer	3,066	1.1	3,014	1.3
Capital Equipment	—	—	3,665	1.6
Total	$282,513	100.0%	$233,535	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of June 30, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	256,961	91.0
3	25,552	9.0
4	—	—
5	—	—
Total	$282,513	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,737	88.1
3	27,798	11.9
4	—	—
5	—	—
Total	$233,535	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three months ended June 30,
	2015	2014
Total investment income	$9,519	$7,046
Total expenses	4,448	3,532
Net investment income	5,071	3,514
Net realized gain (loss) on investments	—	161
Net change in unrealized appreciation (depreciation) on investments	24	(1,133)
Net change in unrealized (appreciation) depreciation on secured borrowings	(31)	124
Net increase (decrease) in net assets resulting from operations	$5,064	$2,666

	Six months ended June 30,
	2015	2014
Total investment income	$17,600	$13,562
Total expenses	8,362	6,918
Net investment income	9,238	6,644
Net realized gain (loss) on investments	—	205
Net change in unrealized appreciation (depreciation) on investments	(306)	(583)
Net change in unrealized (appreciation) depreciation on secured borrowings	8	68
Net increase (decrease) in net assets resulting from operations	$8,940	$6,334

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended June 30,
	2015	2014
Interest income	$8,178	$6,544
Fee income	559	208
Prepayment gain (loss)	503	144
Accretion of discounts and amortization of premium	279	150
Total investment income	$9,519	$7,046

	Six months ended June 30,
	2015	2014
Interest income	$15,226	$12,473
Fee income	1,125	405
Prepayment gain (loss)	770	373
Accretion of discounts and amortization of premium	479	311
Total investment income	$17,600	$13,562

The increase in investment income of $2.5 million and $4.0 million during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, is primarily due to increases in both the effective interest rate on the portfolio and the average outstanding loan balances.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2015	2014
Interest and other debt financing expenses	$1,251	$1,115
Base management fees	1,188	1,030
Incentive fees	1,268	667
Professional fees	193	298
Administrative service fees	278	217
General & administrative expenses	270	205
Total operating expenses	$4,448	$3,532

	Six months ended June 30,
	2015	2014
Interest and other debt financing expenses	$2,354	$2,082
Base management fees	2,256	1,983
Incentive fees	2,310	1,584
Professional fees	431	489
Administrative service fees	549	418
General & administrative expenses	462	362
Total operating expenses	$8,362	$6,918

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2015	2014
Interest expense – credit facility	$661	$875
Interest expense – SBA debentures	286	3
Amortization of deferred financing costs	200	135
Interest expense – secured borrowings	52	89
Other	52	13
Total interest and other debt financing expenses	$1,251	$1,115

	Six months ended June 30,
	2015	2014
Interest expense – credit facility	$1,367	$1,576
Interest expense – SBA debentures	448	3
Amortization of deferred financing costs	367	267
Interest expense – secured borrowings	108	210
Other	64	26
Total interest and other debt financing expenses	$2,354	$2,082

The increase in expenses of $0.9 million and $1.4 million during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. Increases in interest expense also contributed to the increase in expenses during the three and six months ended June 30, 2015 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

Net Realized Gain (Loss) on Investments

During the three months ended June 30, 2015 and 2014, we had sales of investments of zero and $10.1 million, resulting in zero and $0.2 million of realized gains (losses), respectively. During the six months ended June 30, 2015 and 2014, we had sales of investments of zero and $12.2 million, resulting in zero and $0.2 million of realized gains (losses), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended June 30, 2015 and 2014, our investments had $24 thousand and ($1.1) million of net unrealized appreciation (depreciation), respectively. For the three months ended June 30, 2015 and 2014, our secured borrowings had ($31) thousand and $0.1 million of net unrealized (appreciation) depreciation, respectively.

For the six months ended June 30, 2015 and 2014, our investments had ($0.3) million and ($0.6) million of net unrealized appreciation (depreciation), respectively. For the six months ended June 30, 2015 and 2014, our secured borrowings had $8 thousand and $0.1 million of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2015 and 2014, the net increase in net assets from operations was $5.1 million and $2.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2015 and 2014, our per share net increase in net assets resulting from operations was $0.43 and $0.28, respectively.

For the six months ended June 30, 2015 and 2014, the net increase in net assets from operations was $8.9 million and $6.3 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2015 and 2014, our per share net increase in net assets resulting from operations was $0.84 and $0.65, respectively.

Liquidity and Capital Resources

As of June 30, 2015, we had $4.9 million in cash and cash equivalents, $49.7 million of total debt outstanding on our revolving credit facility and $40.0 million in outstanding SBA debentures. We had $60.3 million available for additional borrowings on our revolving credit facility and zero in available SBA debentures. See “Borrowings” below for additional information.

Cash Flows

For the six months ended June 30, 2015 and 2014, we experienced a net decrease in cash of $0.8 million and $9.7 million, respectively. During the same periods we used $20.9 million and $23.7 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the six months ended June 30, 2015 and 2014, we generated $20.1 and $14.0 million from financing activities. During the six months ended June 30, 2015, this generation of cash from financing activities was primarily from proceeds from our capital raise during the period and SBA debenture borrowings, partially offset by net repayments on our revolving credit facility and distributions to stockholders. During the six months ended June 30, 2014, this generation of cash from financing activities was primarily from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders and repurchases of our common stock.

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

On February 6, 2015, we entered into an ATM securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. We have sold $1.7 million (114,451 shares) under the ATM program through June 30, 2015. On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we completed the sale of an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 24, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of June 30, 2015 and December 31, 2014, we had 12,449,861 and 9,517,910 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Borrowings

Revolving Credit Facility: As of June 30, 2015 and December 31, 2014, we had $49.7 million and $82.3 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of June 30, 2015, the maximum amount we were able to borrow under the revolving credit facility was $110.0 million and this maximum borrowing can be increased to $200.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On July 31, 2015, we closed a $25.0 million upsize to our revolving credit facility, to $135.0 million in accordance with the facility’s accordion feature.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2015 was 3.7% and 3.6%, respectively. As of June 30, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR). The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2015 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2014 was 3.6% and 3.7%, respectively. The interest rate of 3.44% on borrowings outstanding at June 30, 2014, is based on one-month LIBOR. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2014 was 0.5% and 0.5%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of June 30, 2015, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. As of June 30, 2015, $12.9 million in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 3.4% per annum, $14.8 million in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 3.3% per annum and $7.1 million in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 2.9% per annum. Additionally, as of June 30, 2015, $5.2 million in SBA-guaranteed debentures have not already pooled, mature in September 2025 and bear interest at an interim rate of 1.4% until the September 2015 pooling date.

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

As of June 30, 2015, secured borrowings at fair value totaled $3.5 million and the fair value of the loans that are associated with these secured borrowings was $12.8 million. As of December 31, 2014, secured borrowings at fair value totaled $4.0 million and the fair value of the loans that are associated with these secured borrowings was $13.1 million. These secured borrowings were created as a result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the year ended December 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2014 and the six months ended June 30, 2015. During the three and six months ended June 30, 2015, repayments on secured borrowings totaled $0.4 million and $0.6 million, respectively. During the three and six months ended June 30, 2014, repayments on secured borrowings totaled $0.3 million and $1.3 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.6% and 5.5% as of June 30, 2015 and December 31, 2014, respectively.

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

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2015 totaled $4.4 million ($0.35 per share) and $7.7 million ($0.70 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2014 totaled $3.3 million ($0.34 per share) and $6.6 million ($0.68 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2015 and 2014, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2015 and December 31, 2014, we had $17.5 million and $15.3 million in outstanding commitments to fund investments under the underdrawn revolvers and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experiences claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On July 31, 2015, we closed a $25.0 million upsize to our revolving credit facility with ING Capital LLC, as agent, to $135.0 million in accordance with the facility’s accordion feature.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated will be valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted or thinly-traded securities, our Board, together with our independent valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

During the three and six months ended June 30, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the three and six months ended June 30, 2014, we had a reduction in accrued capital gains incentive fees of $169 thousand and $62 thousand, respectively, primarily as a result of declines in certain portfolio valuations, of which only $32 thousand and $41 thousand, respectively, was related to realized capital gains and was therefore payable to MC Advisors.

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

Assuming that the consolidated statement of financial condition as of June 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(6.2)	$(94.3)	$88.1
Up 100 basis points	492.1	526.3	(34.2)
Up 200 basis points	2,980.6	1,059.2	1,921.4
Up 300 basis points	5,721.5	1,592.0	4,129.5

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2015	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: August 10, 2015	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

