Form 10-Q
period 2015-09-30
MONROE CAPITAL Corp
filed 2015-11-09
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, the registrant had 12,863,472 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

Monroe Capital Corporation

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$286,716	$210,318
Non-controlled affiliate company investments	34,656	16,596
Controlled affiliate company investments	8,359	6,621
Total investments, at fair value (cost of: $330,480 and $234,098, respectively)	329,731	233,535
Cash	9,109	5,737
Interest receivable	1,580	952
Deferred financing costs, net	2,603	2,479
Other assets	481	882
Total assets	343,504	243,585

LIABILITIES
Revolving credit facility	116,200	82,300
SBA debentures payable	40,000	20,000
Secured borrowings, at fair value (proceeds of: $2,935 and $4,134, respectively)	2,843	4,008
Interest payable	386	244
Management fees payable	1,371	1,050
Incentive fees payable	1,124	1,140
Accounts payable and accrued expenses	1,712	1,105
Total liabilities	163,636	109,847
Net assets	$179,868	$133,738

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 12,661 and 9,518 shares issued and outstanding, respectively	$13	$10
Capital in excess of par value	179,410	134,803
Undistributed net investment income (accumulated distributions in excess of net investment income)	1,104	(639)
Accumulated net realized gain (loss) on investments	-	-
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(659)	(436)
Total net assets	$179,868	$133,738

Net asset value per share	$14.21	$14.05

See Notes to Consolidated Financial Statements.

Monroe Capital Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income
Non-controlled/non-affiliate company investments	$7,808	$7,469	$23,512	$20,760
Non-controlled affiliate company investments	1,069	199	2,521	470
Controlled affiliate company investments	295	-	739	-
Total investment income	9,172	7,668	26,772	21,230

Operating expenses:
Interest and other debt financing expenses	1,434	1,100	3,788	3,182
Base management fees	1,370	1,058	3,626	3,041
Incentive fees	1,124	849	3,434	2,433
Professional fees	226	366	657	855
Administrative service fees	279	250	828	668
General and administrative expenses	241	235	703	597
Total expenses	4,674	3,858	13,036	10,776
Net investment income	4,498	3,810	13,736	10,454

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	167	94	167	299
Net realized gain (loss) on investments	167	94	167	299

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(511)	(540)	(474)	(1,508)
Non-controlled affiliate company investments	1,904	(87)	2,885	298
Controlled affiliate company investments	(1,275)	-	(2,599)	-
Net change in unrealized appreciation (depreciation) on investments	118	(627)	(188)	(1,210)

Net change in unrealized (appreciation) depreciation on secured borrowings	(43)	96	(35)	164

Net gain (loss) on investments and secured borrowings	242	(437)	(56)	(747)

Net increase (decrease) in net assets resulting from operations	$4,740	$3,373	$13,680	$9,707

Per common share data:
Net investment income per share - basic and diluted	$0.36	$0.40	$1.22	$1.09

Net increase in net assets resulting from operations per share - basic and diluted	$0.38	$0.35	$1.21	$1.01

Weighted average common shares outstanding - basic and diluted	12,545	9,527	11,286	9,623

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands, except per share data)

	Common Stock		Capital in excess of par	Undistributed net investment income (accumulated distributions in excess of net investment	Accumulated net realized gain (loss) on	Accumulated net unrealized appreciation (depreciation) on investments and
	Number of shares	Par value	value	income)	investments	secured borrowings	Total net assets

Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$-	$1,029	$138,092
Net increase (decrease) in net assets resulting from operations	-	-	-	10,454	299	(1,046)	9,707
Stockholder distributions paid - income distributions	-	-	-	(9,493)	(299)	-	(9,792)
Repurchases of common stock	(400)	-	(5,235)	-	-	-	(5,235)
Balances at September 30, 2014	9,518	$10	$134,803	$(2,024)	$-	$(17)	$132,772

Balances at December 31, 2014	9,518	$10	$134,803	$(639)	-	$(436)	$133,738
Issuance of common stock, net of offering and underwriting costs	3,143	3	44,607	-	-	-	44,610
Net increase (decrease) in net assets resulting from operations	-	-	-	13,736	167	(223)	13,680
Stockholder distributions paid - income distributions	-	-	-	(11,993)	(167)	-	(12,160)
Balances at September 30, 2015	12,661	$13	$179,410	$1,104	$-	$(659)	$179,868

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except per share data)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,680	$9,707
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	188	1,210
Net change in unrealized appreciation (depreciation) on secured borrowings	35	(164)
Net realized (gain) loss on investments	(167)	(299)
Payment-in-kind interest income	(1,494)	(621)
Net accretion of discounts and amortization of premiums	(787)	(480)
Proceeds from principal payments and sales of investments	68,790	76,839
Purchases of investments	(162,726)	(103,386)
Amortization of deferred financing costs	553	418
Changes in operating assets and liabilities:
Interest receivable	(628)	(268)
Other assets	401	(174)
Payable for open trades	-	6,122
Interest payable	142	(121)
Management fees payable	321	213
Incentive fees payable	(16)	(74)
Accounts payable and accrued expenses	607	588
Net cash provided by (used in) operating activities	(81,101)	(10,490)

Cash flows from financing activities:
Borrowings on credit facility	120,400	72,300
Repayments of credit facility	(86,500)	(57,500)
SBA debentures borrowings	20,000	13,650
Payments of deferred financing costs	(677)	(607)
Repayments on secured borrowings	(1,200)	(1,873)
Proceeds from shares sold, net of underwriting costs	44,610	-
Repurchases of common stock	-	(5,794)
Stockholder distributions paid	(12,160)	(9,792)
Net cash provided by (used in) financing activities	84,473	10,384

Net increase (decrease) in cash	3,372	(106)
Cash, beginning of period	5,737	14,603
Cash, end of period	$9,109	$14,497

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$2,879	$2,496

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,483	$11,364	$11,512	6.5%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	401	401	0.2%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,502	7,364	4.1%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	3,983	3,901	3,910	2.2%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,925	2,822	2,152	1.2%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,836	2,802	2,792	1.6%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,960	2,931	2,922	1.6%
BookIt Operating LLC (i)	Hotels, Gaming & Leisure	L+12.50%	14.00%	1/10/2019	2,168	2,129	2,168	1.2%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	4,190	4,108	4,158	2.3%
Cali Bamboo, LLC (Revolver) (f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,624	43	43	0.0%
Cornerstone Detention Products, Inc. (j)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,330	4,266	4,192	2.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,431	5,290	5,510	3.1%
Cyalume Technologies Holdings, Inc. (Delayed Draw) (f) (k)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	455	455	462	0.3%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	611	611	0.3%
Cytovance Biologics, Inc. (h)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	2,000	1,960	2,060	1.1%
Cytovance Biologics, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	929	929	0.5%
Cytovance Biologics, Inc. (Capex) (f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	1,143	1,177	0.7%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,397	5,320	5,445	3.0%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,495	3,427	3,462	1.9%
G&M Opco LLC (h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,209	3,132	3,205	1.8%
InMobi Pte, Ltd.	Media: Advertising, Printing & Publishing	n/a	10.50%	9/1/2018	10,000	4,731	4,672	2.6%
Intelius, Inc.	Services: Consumer	L+5.50%	6.50%	7/1/2020	5,000	4,891	5,038	2.8%
Intelius, Inc.	Services: Consumer	L+11.50%	12.50%	7/1/2020	5,000	4,890	4,985	2.8%
Intelius, Inc. (Revolver) (f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	-	-	0.0%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (q)	12/20/2018	3,906	3,837	3,873	2.2%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,776	6,640	6,739	3.7%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,075	4,008	4,055	2.3%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	272	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.00%	9.00%	9/12/2019	3,895	3,830	3,883	2.2%
Miles Media Group LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+8.00%	9.00%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.00%	9.00%	9/12/2019	320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,667	6,540	6,330	3.5%
O'Brien Industrial Holdings, LLC (Revolver) (f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+13.00%	12.00% Cash/2.50% PIK	10/4/2018	12,873	12,755	13,208	7.3%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+13.00%	12.00% Cash/2.50% PIK	10/4/2018	2,500	1,250	1,250	0.7%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,460	5,361	5,449	3.0%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	635	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,529	11,405	12,466	6.9%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,305	789	788	0.4%
Rockdale Blackhawk, LLC (Capex) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	239	238	0.1%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.6%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.44%	7/10/2019	2,794	2,740	2,778	1.5%
SHI Holdings, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.25%	9.44%	7/10/2019	818	573	573	0.3%
SNI Companies (l)	Services: Business	L+10.00%	11.00%	12/31/2018	7,195	7,073	7,256	4.0%
SNI Companies (Revolver) (f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	250	250	0.1%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,650	3,581	3,528	2.0%
The Sandbox Group LLC (h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/2.00% PIK	2/23/2020	5,429	5,308	5,128	2.9%
The Sandbox Group LLC (Revolver) (f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/2.00% PIK	2/23/2020	1,250	1,012	956	0.5%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% cash/7.92% PIK (r)	12/23/2019	3,052	2,999	3,081	1.7%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	-	-	0.0%
TRG, LLC (Delayed Draw) (f) (k)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	-	-	-	0.0%
TRG, LLC (CapEx) (f)	Hotels, Gaming & Leisure	L+12.00%	11.00% Cash/2.00% PIK	12/23/2019	918	454	457	0.3%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,333	1,288	1,247	0.7%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,250	6,127	6,225	3.5%
Vacation Innovations, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	342	-	-	0.0%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/3.00% PIK	5/8/2019	7,805	7,672	7,782	4.3%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,500	6,418	6,500	3.6%
Yandy Holding, LLC (Revolver) (f)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					209,976	183,423	185,436	103.1%

Unitranche Loans
Accutest Corporation	Services: Business	L+9.50%	11.00%	6/5/2018	6,798	6,641	6,349	3.5%
Collaborative Neuroscience Network, LLC (m)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,308	7,211	7,055	3.9%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,344	8,296	4,902	2.7%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (s)	5/7/2019	5,282	5,169	4,867	2.7%
Incipio Technologies, Inc. (n)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,651	14,948	8.3%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,259	4,208	4,259	2.4%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% cash/1.00% PIK	12/17/2018	6,637	6,529	6,624	3.7%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% cash/1.00% PIK	12/17/2018	7,408	7,272	7,412	4.1%
Playtime, LLC (m)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,827	5,770	5,332	3.0%
TPP Acquisition, Inc. (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	6,800	6,727	4,798	2.7%
TPP Acquisition, Inc. (Revolver) (o)	Retail	L+3.00%	4.50%	12/17/2017	2,000	2,000	2,000	1.1%
TPP Acquisition, Inc. (Delayed Draw) (k) (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	2,212	2,212	1,561	0.9%
Total Unitranche Loans					77,875	76,686	70,107	39.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,553	5,584	3.1%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,663	5,532	3.1%
Education Corporation of America	Services: Consumer	L+11.00%	11.33%	12/31/2018	6,250	6,097	6,094	3.4%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	2,000	1,990	1,991	1.1%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,380	4,160	2.3%
Micro Holding Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	3,000	2,978	2,962	1.6%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020	10,062	9,873	10,263	5.7%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,940	3,990	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,984	3,007	1.7%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,951	5,000	2.8%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,613	1,612	1,164	0.6%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,951	4,988	2.8%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,927	4,992	2.8%
Total Junior Secured Loans					60,811	59,899	59,727	33.2%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	10/9/2024	-	-	292	0.2%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	145	0.1%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	-	-	-	228	0.1%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%	-	-	8,125	8,125	4.4%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (p)	Media: Advertising, Printing & Publishing	-	-	9/18/2025	-	-	-	0.0%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	12/17/2022	-	-	607	0.3%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	-	-	200	141	0.1%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK (t)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	-	-	1,093	3,899	2.2%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	-	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity) (p)	Media: Advertising, Printing & Publishing	-	-	-	-		273	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	-	-	86	110	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (o)	Retail	-	-	-	-	-	-	0.0%
West World Media, LLC - Class A Membership Units (representing 0.385% of the diluted equity) (p)	Media: Diversified & Production	-	-	-	-	-	54	0.0%
Total Equity Securities					-	10,472	14,461	8.0%
TOTAL INVESTMENTS						$330,480	$329,731	183.3%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for InMobi Pte, Ltd. which is an international company. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $179,868 as of September 30, 2015.

(e)	A portion of this loan (principal of $4,739) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at September 30, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $1,127) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	A portion of this loan (principal of $2,598) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $4,615) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(n)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(o)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and "Control" this portfolio company as it owns more than 25% percent of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(p)	Represents less than 5% ownership of the portfolio company's voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(s)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.

(t)	This position includes a PIK dividend and is currently on non-accrual status.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2014

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	7,435	7,243	6,952	5.2%
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,057	7,936	7,602	5.7%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,412	10,628	7.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/2.00% PIK	4/17/2017	3,645	3,645	3,665	2.7%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,487	14,630	10.9%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,062	8,005	5,482	4.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.00%	11.50%	7/17/2017	3,000	3,000	3,060	2.3%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (r)	5/7/2019	5,604	5,466	5,624	4.2%
Incipio Technologies, Inc. (h)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	5,500	5,363	5,362	4.0%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,605	4,532	4,651	3.5%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/1.00% PIK	12/17/2018	11,929	11,696	11,911	8.9%
Playtime, LLC (n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,277	6,197	5,540	4.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,995	5,108	3.8%
TPP Acquisition, Inc. (m)	Retail	L+13.00%	12.50% Cash/2.00% PIK	12/17/2017	6,698	6,603	6,420	4.8%
Total Unitranche Loans					101,283	99,580	96,635	72.1%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,594	3,569	3,593	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,990	2,900	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,973	2,940	2.2%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,444	1,444	1,370	1.0%
Total Junior Secured Loans					11,038	10,976	10,803	8.1%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	10/9/2024	-	-	182	0.1%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity) (o)	Hotels, Gaming & Leisure	-	-	12/21/2023	-	-	436	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (o)	Healthcare & Pharmaceuticals	-	-	12/27/2022	-	-	2	0.0%
Monte Nido Residential Center, LLC - Class A Units Common Units (1,762 units) (o)	Services: Consumer	-	-	-	-	74	74	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (o)	Metals & Mining	-	-	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (o)	Services: Business	-	-	12/17/2022	-	-	617	0.5%
Playtime, LLC - Preferred Units (8,665 units) (o)	Hotels, Gaming & Leisure	-	-	-	-	200	96	0.1%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK (s)	-	-	967	77	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	1/6/2024	-	-	141	0.1%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (o)	Retail	-	-	-	-	87	110	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (o)	Retail	-	-	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (m)	Retail	-	-	-	-	-	201	0.0%
Total Equity Securities					-	1,329	1,936	1.4%
TOTAL INVESTMENTS						$234,098	$233,535	174.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $133,738 as of December 31, 2014.
(e)	A portion of this loan (principal of $4,656) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	All or a portion of this commitment was unfunded at December 31, 2014. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(i)	A portion of this loan (principal of $2,939) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	A portion of this loan (principal of $2,798) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $3,238) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(m)	As defined in the 1940 Act, the Company is deemed to be both an "Affiliated Person" of and to "Control" this portfolio company as it owns more than 25% percent of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(o)	Represents less than 5% ownership of the portfolio company’s voting securities.
(p)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(r)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(s)	This position includes a PIK dividend and is currently on non-accrual status.

n/a – not applicable
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

On February 6, 2015, the Company entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. The Company has sold $4,823 (325,927 shares) under the ATM program through September 30, 2015. On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. See Note 9 for additional information on share issuances.

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2015, MRCC SBIC had $20,000 in regulatory and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the three and nine months ended September 30, 2015, interest income included $117 and $1,242 of prepayment and amendment fees, respectively. For the three and nine months ended September 30, 2014, interest income included $387 and $792 of prepayment and amendment fees, respectively. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,047 and $4,002 as of September 30, 2015 and December 31, 2014, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2015 totaled $1,102 and $2,650, respectively. For the three and nine months ended September 30, 2015, interest income included $308 and $787 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and nine months ended September 30, 2014, interest income included $169 and $480 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and nine months ended September 30, 2015, interest income included $159 and $930 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and nine months ended September 30, 2014, interest income included $223 and $595 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended September 30, 2015, interest income included $453 and $1,494 of PIK interest, respectively. For the three and nine months ended September 30, 2014, interest income included $292 and $621 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the nine months ended September 30, 2015 and 2014, no loans were on non-accrual status. During the nine months ended September 30, 2014, the Company’s investments in one portfolio company was restructured and as part of the restructuring the Company received preferred units with a stated PIK interest rate. These preferred units were placed on non-accrual status at the time of the restructuring and remain on non-accrual status. There were no other portfolio company investments on non-accrual status for three and nine months ended September 30, 2015 and 2014.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues under the ATM program on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share issuances and repurchases. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2015 and December 31, 2014, the Company had deferred financing costs of $2,603 and $2,479, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2015 was $185 and $553, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2014 was $149 and $418, respectively.

 Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of September 30, 2015 and December 31, 2014, other assets on the consolidated statements of assets and liabilities included $286 and $341, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2015, zero and $3 was recorded within general and administrative expenses for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2014, no amount was recorded within general and administrative expenses for U.S. federal excise tax, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2015. The 2014, 2013 and 2012 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2015		December 31, 2014
Amortized Cost:
Senior secured loans	$183,423	55.5%	$122,213	52.2%
Unitranche loans	76,686	23.2	99,580	42.5
Junior secured loans	59,899	18.1	10,976	4.7
Equity securities	10,472	3.2	1,329	0.6
Total	$330,480	100.0%	$234,098	100.0%

	September 30, 2015		December 31, 2014
Fair Value:
Senior secured loans	$185,436	56.2%	$124,161	53.2%
Unitranche loans	70,107	21.3	96,635	41.4
Junior secured loans	59,727	18.1	10,803	4.6
Equity securities	14,461	4.4	1,936	0.8
Total	$329,731	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2015		December 31, 2014
Amortized Cost:
West	$109,749	33.2%	$76,642	32.7%
Southeast	68,069	20.6	55,136	23.6
Northeast	56,171	17.0	26,077	11.1
Midwest	44,089	13.4	45,434	19.4
Southwest	41,030	12.4	23,566	10.1
Mid-Atlantic	6,641	2.0	7,243	3.1
International	4,731	1.4	—	—
Total	$330,480	100.0%	$234,098	100.0%

	September 30, 2015		December 31, 2014
Fair Value:
West	$105,417	32.0%	$73,055	31.3%
Southeast	69,666	21.1	56,164	24.1
Northeast	57,307	17.4	27,178	11.6
Midwest	43,693	13.3	46,348	19.8
Southwest	42,627	12.9	23,838	10.2
Mid-Atlantic	6,349	1.9	6,952	3.0
International	4,672	1.4	—	—
Total	$329,731	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2015		December 31, 2014
Amortized Cost:
Healthcare & Pharmaceuticals	$50,159	15.2%	$29,814	12.7%
Consumer Goods: Non-Durable	45,046	13.6	28,170	12.0
Services: Business	36,143	10.9	29,502	12.6
Services: Consumer	26,987	8.2	3,048	1.3
Hotels, Gaming & Leisure	21,509	6.5	18,936	8.1
Retail	21,452	6.5	22,017	9.4
Construction & Building	18,189	5.5	11,409	4.9
Banking, Finance, Insurance & Real Estate	16,956	5.1	16,361	7.0
Media: Diversified & Production	12,599	3.8	7,599	3.3
High Tech Industries	11,880	3.6	2,922	1.2
Media: Advertising, Printing & Publishing	11,051	3.4	10,412	4.5
Energy: Oil & Gas	9,157	2.8	4,650	2.0
Automotive	8,296	2.5	8,005	3.4
Metals & Mining	7,759	2.3	6,420	2.7
Aerospace & Defense	6,356	1.9	—	—
Beverage, Food & Tobacco	5,663	1.7	2,990	1.3
Wholesale	5,169	1.6	5,466	2.3
Media: Broadcasting & Subscription	4,380	1.3	—	—
Consumer Goods: Durable	4,208	1.3	19,020	8.1
Chemicals, Plastics & Rubber	3,940	1.2	—	—
Containers, Packaging & Glass	3,581	1.1	3,712	1.6
Capital Equipment	—	—	3,645	1.6
Total	$330,480	100.0%	$234,098	100.0%

	September 30, 2015		December 31, 2014
Fair Value:
Healthcare & Pharmaceuticals	$54,470	16.5%	$29,929	12.8%
Consumer Goods: Non-Durable	44,762	13.5	27,367	11.7
Services: Business	36,948	11.2	30,235	12.9
Services: Consumer	27,249	8.3	3,014	1.3
Hotels, Gaming & Leisure	21,874	6.6	18,655	8.0
Retail	19,024	5.8	22,342	9.6
Construction & Building	18,337	5.5	11,637	5.0
Banking, Finance, Insurance & Real Estate	17,150	5.2	16,815	7.2
Media: Diversified & Production	12,828	3.9	7,747	3.3
High Tech Industries	11,144	3.4	2,973	1.3
Media: Advertising, Printing & Publishing	11,029	3.3	10,628	4.5
Energy: Oil & Gas	9,318	2.8	4,698	2.0
Metals & Mining	7,549	2.3	6,563	2.9
Aerospace & Defense	6,811	2.1	—	—
Beverage, Food & Tobacco	5,532	1.7	2,900	1.2
Automotive	4,902	1.5	5,483	2.3
Wholesale	4,867	1.5	5,624	2.4
Consumer Goods: Durable	4,259	1.3	19,281	8.3
Media: Broadcasting & Subscription	4,160	1.3	—	—
Chemicals, Plastics & Rubber	3,990	1.2	—	—
Containers, Packaging & Glass	3,528	1.1	3,979	1.7
Capital Equipment	—	—	3,665	1.6
Total	$329,731	100.0%	$233,535	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 4.50% and 18.92% at September 30, 2015 and 7.00% and 18.92% at December 31, 2014. The maturity dates on the loans outstanding at September 30, 2015 range between April 2017 and July 2023. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of September 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$185,436	$185,436
Unitranche loans	—	—	70,107	70,107
Junior secured loans	—	—	59,727	59,727
Equity securities	—	—	14,461	14,461
Total Investments	$—	$—	$329,731	$329,731

Secured borrowings	$—	$—	$2,843	$2,843

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2015:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2015	$163,434	$65,207	$49,841	$4,031	$282,513	$3,450
Net change in unrealized appreciation (depreciation) on investments	(373)	(1,590)	(300)	2,381	118	—
Net realized gain (loss) on investments	—	—	—	167	167	—
Purchases of investments and other adjustments to cost (1)	30,484	7,412	10,592	8,123	56,611	—
Proceeds from principal payments and sales on investments (2)	(8,109)	(922)	(406)	(241)	(9,678)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	43
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(650)
Balance as of September 30, 2015	$185,436	$70,107	$59,727	$14,461	$329,731	$2,843

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008
Net change in unrealized appreciation (depreciation) on investments	65	(3,634)	(1)	3,382	(188)	—
Net realized gain (loss) on investments	—	—	—	167	167	—
Purchases of investments and other adjustments to cost (1)	90,182	16,277	49,331	9,217	165,007	—
Proceeds from principal payments and sales on investments (2)	(28,972)	(39,171)	(406)	(241)	(68,790)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	35
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,200)
Balance as of September 30, 2015	$185,436	$70,107	$59,727	$14,461	$329,731	$2,843

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2014:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2014	$121,127	$89,756	$25,417	$1,360	$237,660	$6,527
Reclassifications(1)	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	276	(961)	(114)	172	(627)	—
Net realized gain (loss) on investments	72	—	22	—	94	—
Purchases of investments and other adjustments to cost (2)	31,998	113	639	—	32,750	—
Proceeds from principal payments and sales on investments (3)	(15,661)	(9,102)	(10,457)	—	(35,220)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(96)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(525)
Balance as of September 30, 2014	$137,812	$79,806	$15,507	$1,532	$234,657	$5,906

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943
Reclassifications(1)	(2,276)	—	1,309	967	—
Net change in unrealized appreciation (depreciation) on investments	2,063	(3,352)	(81)	160	(1,210)	—
Net realized gain (loss) on investments	169	—	130	—	299	—
Purchases of investments and other adjustments to cost (2)	90,493	933	13,061	—	104,487	—
Proceeds from principal payments and sales on investments (3)	(41,600)	(13,992)	(21,247)	—	(76,839)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(164)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,873)
Balance as of September 30, 2014	$137,812	$79,806	$15,507	$1,532	$234,657	$5,906

(1)	Represents reclassifications due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2015, attributable to Level 3 investments still held at September 30, 2015, was $118 and $560, respectively. The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2014, attributable to Level 3 investments still held at September 30, 2014, was ($380) and ($755), respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and nine months ended September 30, 2015, attributable to Level 3 investments still held at September 30, 2015, was ($43) and ($35), respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and nine months ended September 30, 2014, attributable to Level 3 investments still held at September 30, 2014, was $96 and $164, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2015 and 2014.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2015 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$167,103		Discounted cash flow	EBITDA multiples	6.6	x	2.3	x	11.5	x
				Market yields	12.3%		6.5%		21.0%
Senior secured loans	1,007		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Unitranche loans	56,846		Discounted cash flow	EBITDA multiples	6.3	x	4.8	x	7.5	x
				Market yields	15.2%		11.0%		24.1%
Unitranche loans	4,902		Combination of discounted cash flow and enterprise value	EBITDA multiples	4.3	x	4.0	x	4.5	x
				Market yields	28.1%		25.2%		31.0%
Unitranche loans	8,358		Enterprise value	EBITDA multiples	4.3	x	4.0	x	4.5	x
Junior secured loans	14,253		Discounted cash flow	EBITDA multiples	8.4	x	7.3	x	9.5	x
				Market yields	11.2%		10.0%		12.6%
Junior secured loans	1,164		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	6,226		Enterprise value	EBITDA multiples	6.4	x	2.3	x	11.5	x
Total Level 3 Assets	$259,859	(1)

Liabilities:
Secured borrowings	$2,843		Discounted cash flow	Market yields	7.1%		3.4%		10.9%

(1)	Excludes loans of $69,872 fair value where valuation is obtained from a third-party pricing service for which such disclosure is not required.

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

 Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $40,000, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the nine months ended September 30, 2015 were as follows:

Portfolio Company	Fair value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at September 30, 2015	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$10,163	$1,463	$—	$118	$32	$—	$(210)	$11,566	$932	$—
Rockdale Blackhawk LLC	—	14,200	(761)	—	87	—	3,865	17,391	982	—
Rocket Dog Brands LLC	2,454	—	—	168	—	—	(451)	2,171	243	—
Summit Container Corporation	3,979	—	(147)	—	15	—	(319)	3,528	364	—
Total non-controlled affiliate company investments	$16,596	$15,663	$(908)	$286	$134	$—	$2,885	$34,656	$2,521	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,621	$4,200	$—	$115	$22	$—	$(2,599)	$8,359	$739	$—
Total controlled affiliate company investments	$6,621	$4,200	$—	$115	$22	$—	$(2,599)	$8,359	$739	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Transactions related to our investments with affiliates for the nine months ended September 30, 2014 were as follows:

Portfolio Company	Fair value at December 31, 2013	Transfers in due to restructuring	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at September 30, 2014	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
Rocket Dog Brands LLC(2)	$—	$2,433	$—	$—	$31	$—	$—	$(29)	$2,435	$124	$—
Summit Container Corporation	—	—	3,900	(156)	—	13	—	327	4,084	346	—
Total non-controlled affiliate company investments	$—	$2,433	$3,900	$(156)	$31	$13	$—	$298	$6,519	$470	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company’s investment in Rocket Dog Brands LLC was restructured on May 2, 2014, resulting in the Company obtaining greater than 5% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and nine months ended September 30, 2015 were $1,370 and $3,626, respectively. Base management fees for the three and nine months ended September 30, 2014 were $1,058 and $3,041, respectively.

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

Incentive fees for the three and nine months ended September 30, 2015 were $1,124 and $3,434, respectively. Incentive fees for the three and nine months ended September 30, 2015 consisted solely of part one incentive fees (based on net investment income) of $1,124 and $3,434, respectively. Incentive fees for the three and nine months ended September 30, 2014 were $849 and $2,433, respectively. Incentive fees for the three and nine months ended September 30, 2014, consisted of part one incentive fees (based on net investment income) of $932 and $2,577, respectively, reduced by the second part of the incentive fee (based upon net realized and unrealized gains and losses) of ($83) and ($144), respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2015, the Company incurred $746 and $2,188, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $279 and $828, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2014, the Company incurred $851 and $2,120, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $250 and $668, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2015 and December 31, 2014, $279 and $208 of expenses, respectively, were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2015 and December 31, 2014, the Company had accrued and unpaid compensation to members of the Board of $35 and zero, respectively.

Note 7. Borrowings

Revolving Credit Facility:   As of September 30, 2015 and December 31, 2014, the Company had $116,200 and $82,300 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of September 30, 2015, the maximum amount the Company was able to borrow under the revolving credit facility is $135,000 and this maximum borrowing can be increased to $200,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On July 31, 2015, the Company closed a $25,000 upsize to its revolving credit facility, from $110,000 to $135,000 in accordance with the accordion feature.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.25% or at a daily rate equal to 2.25% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2015 was 3.7% and 3.6%, respectively. As of September 30, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR). The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2015 was 0.5% and 0.6%, respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2014 was 3.5% and 3.5%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2014 was 0.5% and 0.5%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of September 30, 2015, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding. As of September 30, 2015, $12,920 in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 3.4% per annum, $14,800 in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 3.3% per annum, $7,080 in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 2.9% per annum and $5,200 in SBA-guaranteed debentures outstanding mature in September 2025 and bear interest at a fixed rate of 3.6% per annum.

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

As of September 30, 2015, secured borrowings at fair value totaled $2,843 and the fair value of the loans that are associated with these secured borrowings was $12,387. As of December 31, 2014, secured borrowings at fair value totaled $4,008 and the fair value of the loans that are associated with these secured borrowings was $13,142. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2014 and the nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, repayments on secured borrowings totaled $650 and $1,200, respectively. During the three and nine months ended September 30, 2014, repayments on secured borrowings totaled $525 and $1,873, respectively. The weighted average interest rate on our secured borrowings was approximately 5.6% as of September 30, 2015.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended September 30,
	2015	2014
Interest expense – credit facility	$884	$814
Interest expense – SBA debentures	303	35
Amortization of deferred financing costs	185	149
Interest expense – secured borrowings	48	86
Other	14	16
Total interest and other debt financing expenses	$1,434	$1,100

	Nine months ended September 30,
	2015	2014
Interest expense – credit facility	$2,251	$2,391
Interest expense – SBA debentures	750	38
Amortization of deferred financing costs	553	418
Interest expense – secured borrowings	156	296
Other	78	39
Total interest and other debt financing expenses	$3,788	$3,182

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	(1)	—	$—
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	(2)	—	—
September 1, 2015	September 15, 2015	September 30, 2015	0.35	4,432	(3)	—	—
Total distributions declared			$1.05	$12,160		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 16,057 shares of common stock for $238 and no new shares were issued to satisfy the DRIP requirements for this dividend.

(2)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,023 shares of common stock for $281 and no new shares were issued to satisfy the DRIP requirements for this dividend.

(3)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 18,300 shares of common stock for $264 and no new shares were issued to satisfy the DRIP requirements for this dividend.

The following table summarizes distributions declared during the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued	DRIP Shares Value
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	(1)	—	$—
May 29, 2014	June 13, 2014	June 27, 2014	0.34	3,252	(2)	—	—
August 27, 2014	September 15, 2014	September 30, 2014	0.34	3,236	(3)	—	—
Total distributions declared			$1.02	$9,792		—	$—

(1)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 21,787 shares of common stock for $295 and no new shares were issued to satisfy the DRIP requirements for this dividend.

(2)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,208 shares of common stock for $264 and no new shares were issued to satisfy the DRIP requirements for this dividend.

(3)	For the distribution payment, the Company instructed the DRIP plan administrator to make open market purchases rather than issuing new shares to satisfy the requirements of the DRIP. The DRIP plan administrator made open market purchases of 19,095 shares of common stock for $258 and no new shares were issued to satisfy the DRIP requirements for this dividend.

Note 9. Stock Issuances and Repurchases

Stock Issuances:   On February 6, 2015, the Company entered into an ATM securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the three months ended September 30, 2015, the Company sold 211,476 shares at an average price of $14.70 per share for aggregate proceeds (including transaction costs) of $3,110. During the nine months ended September 30, 2015, the Company sold 325,927 shares at an average price of $14.80 per share for aggregate proceeds (including transaction costs) of $4,823.

On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. These issuances during the three months ended September 30, 2015 provided the Company with proceeds, net of offering and underwriting costs, of $39,853.

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

During the three and nine months ended September 30, 2014, the Company repurchased 40,822 and 400,359 shares, respectively of common stock in open market transactions for an aggregate cost (including transaction costs) of $551 and $5,235, respectively. Since the approval of Plan, the Company has repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6,267. As of September 30, 2014 and December 31, 2013, zero and $559, respectively of these share repurchases were unsettled and included within payable for open trades on the consolidated statements of assets and liabilities. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2015 and December 31, 2014, the Company had $22,602 and $15,294, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Per share data:
Net asset value at beginning of period	$14.05	$13.92
Net investment income (1)	1.22	1.09
Net gain (loss) on investments and secured borrowings (1)	(0.01)	(0.08)
Net increase in net assets from operations (1)	1.21	1.01
Stockholder distributions (2)	(1.05)	(1.02)
Effect of share repurchases (3)	—	0.04
Net asset value at end of period	$14.21	$13.95

Net assets at end of period	$179,868	$132,772
Shares outstanding at end of period	12,661,337	9,517,910
Per share market value at end of period	$13.90	$13.50
Total return based on market value (4)	3.18%	19.16%
Total return based on net asset value (5)	8.62%	7.54%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	12.47%	10.98%
Ratio of interest and other debt financing expenses to average net assets (7)	3.24%	3.16%

Ratio of expenses (without incentive fees) to average net assets (7)	8.20%	8.28%
Ratio of incentive fees to average net assets (8)	2.19%	1.80%
Ratio of total expenses to average net assets (6)	10.39%	10.08%
Average debt outstanding	$110,662	$89,043
Average debt outstanding per share	$9.81	$9.25
Portfolio turnover (8)	25.05%	34.22%

(1)	Calculated using the weighted average shares outstanding during the period.

(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2015 and 2014, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (adjusted for the effect of share issuances below NAV). Total investment return does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2 million and $15 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2015, our portfolio included approximately 56.2% senior secured debt, 21.3% unitranche secured debt, 18.1% junior secured debt and 4.4% equity securities, compared to December 31, 2014, when our portfolio consisted of 53.2% senior secured debt, 41.4% unitranche secured debt, 4.6% junior secured debt and 0.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. We have sold $4.8 million (325,927 shares) under the ATM program through September 30, 2015. On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we sold an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended September 30, 2015, we invested $43.5 million in six new portfolio companies and $12.3 million in nine existing portfolio companies and had $9.8 million in aggregate amount of principal repayments, resulting in net investments of $46.0 million for the period.

During the nine months ended September 30, 2015, we invested $125.3 million in 22 new portfolio companies and $37.4 million in 14 existing portfolio companies and had $69.7 million in aggregate amount of principal repayments, resulting in net investments of $93.0 million for the period.

During the three months ended September 30, 2014, we invested $24.2 million in five new portfolio companies and $8.1 million in five existing portfolio companies and had $35.2 million in aggregate amount of sales and principal repayments, resulting in net repayments of $2.9 million for the period.

During the nine months ended September 30, 2014, we invested $90.6 million in 19 new portfolio companies and $12.8 million in eight existing portfolio companies and had $76.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $26.6 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	September 30, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$185,436	56.2%	10.7%	10.7%
Unitranche loans	70,107	21.3	10.5	11.4
Junior secured loans	59,727	18.1	9.9	9.9
Equity securities	14,461	4.4	10.8	10.8
Total	$329,731	100.0%	10.5%	10.7%

	December 31, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$124,161	53.2%	11.3%	11.3%
Unitranche loans	96,635	41.4	10.8	12.1
Junior secured loans	10,803	4.6	10.3	10.3
Equity securities	1,936	0.8	n/a	n/a
Total	$233,535	100.0%	11.0%	11.6%

________________

(1)	Based upon the par value of our debt investments and the cost basis of our preferred equity investments.
n/a – not applicable

The shift in portfolio composition from December 31, 2014 primarily reflects our investment of a portion of the capital from our public offering into more liquid junior secured loan investments. We expect to optimize these investments into directly originated investments in the upcoming quarters, which should result in an increase in the percentage of the portfolio comprised of first lien loan assets.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$54,470	16.5%	$29,929	12.8%
Consumer Goods: Non-Durable	44,762	13.5	27,367	11.7
Services: Business	36,948	11.2	30,235	12.9
Services: Consumer	27,249	8.3	3,014	1.3
Hotels, Gaming & Leisure	21,874	6.6	18,655	8.0
Retail	19,024	5.8	22,342	9.6
Construction & Building	18,337	5.5	11,637	5.0
Banking, Finance, Insurance & Real Estate	17,150	5.2	16,815	7.2
Media: Diversified & Production	12,828	3.9	7,747	3.3
High Tech Industries	11,144	3.4	2,973	1.3
Media: Advertising, Printing & Publishing	11,029	3.3	10,628	4.5
Energy: Oil & Gas	9,318	2.8	4,698	2.0
Metals & Mining	7,549	2.3	6,563	2.9
Aerospace & Defense	6,811	2.1	—	—
Beverage, Food & Tobacco	5,532	1.7	2,900	1.2
Automotive	4,902	1.5	5,483	2.3
Wholesale	4,867	1.5	5,624	2.4
Consumer Goods: Durable	4,259	1.3	19,281	8.3
Media: Broadcasting & Subscription	4,160	1.3	—	—
Chemicals, Plastics & Rubber	3,990	1.2	—	—
Containers, Packaging & Glass	3,528	1.1	3,979	1.7
Capital Equipment	—	—	3,665	1.6
Total	$329,731	100.0%	$233,535	100.0%

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

 The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of September 30, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	303,084	91.9
3	26,647	8.1
4	—	—
5	—	—
Total	$329,731	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,737	88.1
3	27,798	11.9
4	—	—
5	—	—
Total	$233,535	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	Three months ended September 30,
	2015	2014
Total investment income	$9,172	$7,668
Total expenses	4,674	3,858
Net investment income	4,498	3,810
Net realized gain (loss) on investments	167	94
Net change in unrealized appreciation (depreciation) on investments	118	(627)
Net change in unrealized (appreciation) depreciation on secured borrowings	(43)	96
Net increase (decrease) in net assets resulting from operations	$4,740	$3,373

	Nine months ended September 30,
	2015	2014
Total investment income	$26,772	$21,230
Total expenses	13,036	10,776
Net investment income	13,736	10,454
Net realized gain (loss) on investments	167	299
Net change in unrealized appreciation (depreciation) on investments	(188)	(1,210)
Net change in unrealized (appreciation) depreciation on secured borrowings	(35)	164
Net increase (decrease) in net assets resulting from operations	$13,680	$9,707

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended September 30,
	2015	2014
Interest income	$8,588	$6,889
Fee income	117	387
Prepayment gain (loss)	159	223
Accretion of discounts and amortization of premium	308	169
Total investment income	$9,172	$7,668

	Nine months ended September 30,
	2015	2014
Interest income	$23,813	$19,363
Fee income	1,242	792
Prepayment gain (loss)	930	595
Accretion of discounts and amortization of premium	787	480
Total investment income	$26,772	$21,230

The increase in investment income of $1.5 million and $5.5 million during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, is primarily due to increases in the average outstanding loan balances.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2015	2014
Interest and other debt financing expenses	$1,434	$1,100
Base management fees	1,370	1,058
Incentive fees	1,124	849
Professional fees	226	366
Administrative service fees	279	250
General and administrative expenses	241	235
Total operating expenses	$4,674	$3,858

	Nine months ended September 30,
	2015	2014
Interest and other debt financing expenses	$3,788	$3,182
Base management fees	3,626	3,041
Incentive fees	3,434	2,433
Professional fees	657	855
Administrative service fees	828	668
General and administrative expenses	703	597
Total operating expenses	$13,036	$10,776

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2015	2014
Interest expense – credit facility	$884	$814
Interest expense – SBA debentures	303	35
Amortization of deferred financing costs	185	149
Interest expense – secured borrowings	48	86
Other	14	16
Total interest and other debt financing expenses	$1,434	$1,100

	Nine months ended September 30,
	2015	2014
Interest expense – credit facility	$2,251	$2,391
Interest expense – SBA debentures	750	38
Amortization of deferred financing costs	553	418
Interest expense – secured borrowings	156	296
Other	78	39
Total interest and other debt financing expenses	$3,788	$3,182

The increase in expenses of $0.8 million and $2.3 million during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. Increases in interest expense also contributed to the increase in expenses during the three and nine months ended September 30, 2015 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

 Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2015 and 2014, we had sales of investments of $0.2 million and $6.8 million, resulting in $0.2 million and $0.1 million of realized gains (losses), respectively. During the nine months ended September 30, 2015 and 2014, we had sales of investments of $0.2 million and $19.0 million, resulting in $0.2 million and $0.3 million of realized gains (losses), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended September 30, 2015 and 2014, our investments had $0.1 million and ($0.6) million of net unrealized appreciation (depreciation), respectively. For the three months ended September 30, 2015 and 2014, our secured borrowings had ($43,000) and $0.1 million of net unrealized (appreciation) depreciation, respectively.

For the nine months ended September 30, 2015 and 2014, our investments had ($0.2) million and ($1.2) million of net unrealized appreciation (depreciation), respectively. For the nine months ended September 30, 2015 and 2014, our secured borrowings had ($35,000) and $0.2 million of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2015 and 2014, the net increase in net assets from operations was $4.7 million and $3.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2015 and 2014, our per share net increase in net assets resulting from operations was $0.38 and $0.35, respectively.

For the nine months ended September 30, 2015 and 2014, the net increase in net assets from operations was $13.7 million and $9.7 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2015 and 2014, our per share net increase in net assets resulting from operations was $1.21 and $1.01, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we had $9.1 million in cash, $116.2 million of total debt outstanding on our revolving credit facility and $40.0 million in outstanding SBA debentures. We had $18.8 million available for additional borrowings on our revolving credit facility and zero in available SBA debentures. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2015 and 2014, we experienced a net increase (decrease) in cash of $3.4 million and ($0.1) million, respectively. During the same periods we used $81.1 million and $10.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the nine months ended September 30, 2015 and 2014, we generated $84.5 and $10.4 million from financing activities. During the nine months ended September 30, 2015, this generation of cash from financing activities was primarily from proceeds from our capital raise during the period, net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders. During the nine months ended September 30, 2014, this generation of cash from financing activities was primarily from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders and repurchases of our common stock.

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

On February 6, 2015, we entered into an ATM securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. We have sold $4.8 million (325,927 shares) under the ATM program through September 30, 2015. On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we completed the sale of an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 24, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of September 30, 2015 and December 31, 2014, we had 12,661,337 and 9,517,910 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Borrowings

Revolving Credit Facility: As of September 30, 2015 and December 31, 2014, we had $116.2 million and $82.3 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of September 30, 2015, the maximum amount we were able to borrow under the revolving credit facility was $135.0 million and this maximum borrowing can be increased to $200.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On July 31, 2015, we closed a $25.0 million upsize to our revolving credit facility, from $110.0 million to $135.0 million in accordance with the facility’s accordion feature.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2016 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.25% (3.75% prior to December 19, 2013) or at a daily rate equal to 2.25% (2.75% prior to December 19, 2013) per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 50% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 50% of the then available maximum borrowing. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2015 was 3.7% and 3.6%, respectively. As of September 30, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR). The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2015 was 0.5% and 0.6%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2014 was 3.5% and 3.5%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2014 was 0.5% and 0.5%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of September 30, 2015, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. As of September 30, 2015, $12.9 million in SBA-guaranteed debentures outstanding mature in September 2024 and bear interest at a fixed rate of 3.4% per annum, $14.8 million in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 3.3% per annum, $7.1 million in SBA-guaranteed debentures outstanding mature in March 2025 and bear interest at a fixed rate of 2.9% per annum and $5.2 million in SBA-guaranteed debentures outstanding mature in September 2025 and bear interest at a fixed rate of 3.6% per annum.

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

As of September 30, 2015, secured borrowings at fair value totaled $2.8 million and the fair value of the loans that are associated with these secured borrowings was $12.4 million. As of December 31, 2014, secured borrowings at fair value totaled $4.0 million and the fair value of the loans that are associated with these secured borrowings was $13.1 million. These secured borrowings were created as a result of the completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the year ended December 31, 2013, that did not met the definition of a “participating interest.” As a result, sale treatment was not allowed and we treated these partial loan sales as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2014 and the nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, repayments on secured borrowings totaled $0.6 million and $1.2 million, respectively. During the three and nine months ended September 30, 2014, repayments on secured borrowings totaled $0.5 million and $1.9 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.6% and 5.5% as of September 30, 2015 and December 31, 2014, respectively.

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

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2015 totaled $4.4 million ($0.35 per share) and $12.2 million ($1.05 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2014 totaled $3.2 million ($0.34 per share) and $9.8 million ($1.02 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2015 and 2014, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2015 and December 31, 2014, we had $22.6 million and $15.3 million in outstanding commitments to fund investments under the underdrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experiences claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

During the three and nine months ended September 30, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the three and nine months ended September 30, 2014, we had a reduction in accrued capital gains incentive fees of $83 thousand and $144 thousand, respectively, primarily as a result of declines in certain portfolio valuations, of which only $19 thousand and $60 thousand, respectively, was related to realized capital gains and was therefore payable to MC Advisors.

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

Assuming that the consolidated statement of financial condition as of September 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(6.5)	$(218.7)	$212.2
Up 100 basis points	789.8	1,187.0	(397.2)
Up 200 basis points	3,680.5	2,378.3	1,302.2
Up 300 basis points	6,767.0	3,569.7	3,197.3

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2015	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: November 9, 2015	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

