Form 10-K
period 2015-12-31
MONROE CAPITAL Corp
filed 2016-03-04
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00866

MONROE CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $182.3 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 3, 2016, the registrant had 13,008,007 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

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

The Initial Public Offering consisted of the sale of 5,750,000 shares of our common stock at a price of $15.00 per share, resulting in net proceeds to us, net of underwriting discounts and commissions, of approximately $84.6 million. On July 22, 2013, we completed a public offering of an additional 4,000,000 shares of our common stock at a price of $14.05 per share. On August 20, 2013, we also sold an additional 225,000 shares of our common stock at a price of $14.05 per share pursuant to the underwriters’ partial exercise of the over-allotment option. These issuances during the year ended December 31, 2013 provided us with proceeds, net of offering and underwriting costs, of $56.0 million.

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. We have sold 672,597 shares under the ATM program through December 31, 2015, raising approximately $10.0 million in gross proceeds ($9.8 million, net of transaction and offering costs). On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we completed the sale of an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. These non-ATM program issuances during the year ended December 31, 2015 provided us with proceeds, net of offering and underwriting costs, of $39.9 million.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding.

OVERVIEW OF OUR BUSINESS

We are a specialty finance company focused on providing financing primarily to lower middle-market companies in the United States. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, subordinated debt and equity, including equity co-investments in preferred and common stock and warrants.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $341.1 million at December 31, 2015. Our portfolio at December 31, 2015 consists of 55 different portfolio companies and holdings include senior secured, junior secured and unitranche debt and equity securities. As of December 31, 2015, we have borrowed $123.7 million under our revolving credit facility and drawn $40.0 million in SBA-guaranteed debentures to finance the purchase of our assets.

Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2015, our portfolio included approximately 55.9% senior secured debt, 20.0% unitranche secured debt, 18.6% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing

Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 20 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2015, Monroe Capital’s investment professionals invested in over 900 loan and related investments with an aggregate principal value of over $5.0 billion.

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

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2015, Monroe Capital had approximately $3.1 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 400 current investments. From Monroe Capital’s formation in 2004 through December 31, 2015, Monroe Capital’s investment professionals invested in over 900 loans and related investments with an aggregate principal value of over $5.0 billion. The senior investment team of Monroe Capital averages more than 20 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

Attractive Current Yield.  We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to five years and interest rates of 8% to 13%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 10% to 15%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR floor), will typically include upfront closing fees of 1% to 4% and may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan). We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot assure you that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team.  We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 60 professionals, including six senior partners that average more than 20 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2015, Monroe Capital’s investment professionals invested in more than 900 loan and related investments with an aggregate principal value of over $5.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow.  Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 1,700 investment opportunities during 2015. Monroe Capital’s over 900 previously executed transactions, over 400 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. As of December 31, 2015, Monroe Capital had a pipeline of more than 250 transactions for an aggregate potential deal volume of greater than $5.0 billion for all funds under management. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Established Credit Risk Management Framework.  We seek to manage our credit risk through a well-defined portfolio strategy and credit policy. In terms of credit monitoring, MC Advisors assigns each loan to a particular portfolio management professional and maintains an internal credit rating analysis for all loans. MC Advisors then employs ongoing review and analysis, together with monthly investment committee meetings to review the status of certain complex and challenging loans and a comprehensive quarterly review of all loan transactions. MC Advisors’ investment professionals also have significant turnaround and debt work-out experience, which gives them perspective on the risks and possibilities throughout the entire credit cycle. We believe this careful approach to investment and monitoring enables us to identify problems early and gives us an opportunity to assist borrowers before they face difficult liquidity constraints. By anticipating possible negative contingencies and preparing for them, we believe that we diminish the probability of underperforming assets and loan losses.

INVESTMENTS

Investment Structure

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans.  We structure senior secured loans to obtain security interests in the assets of the portfolio company borrowers that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. Our senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.

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

Junior Secured Loans.  We structure junior secured loans to obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. These loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Preferred Equity.  We generally structure preferred equity investments to combine features of equity and debt. We may obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such preferred equity, which takes a priority to common shareholders. Preferred equity interests generally have a stated dividend rate and may not have a fixed maturity date.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $18.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2015, as well as the top ten industries in which we were invested as of December 31, 2015, in each case calculated as a percentage of our total investments at fair value as of such date (dollars in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Rockdale Blackhawk, LLC	$21,903	6.4%
Incipio Technologies, Inc.	15,008	4.4
Jerry Lee Radio, LLC	14,625	4.3
Output Services Group, Inc.	14,307	4.2
Education Corporation of America	14,199	4.2
PD Products, LLC	13,703	4.0
American Community Homes, Inc.	11,692	3.4
Alora Pharmaceuticals, LLC	11,253	3.3
Mud Pie, LLC	10,060	3.0
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	9,957	2.9
	$136,707	40.1%

Industry	Fair Value of Investments	Percentage of Total Investments
Healthcare & Pharmaceuticals	$53,677	15.7%
Consumer Goods: Non-Durable	49,006	14.4
Services: Business	36,215	10.6
Services: Consumer	27,106	7.9
Hotels, Gaming & Leisure	19,510	5.7
Construction & Building	18,867	5.5
Media: Broadcasting & Subscription	18,641	5.5
Banking, Finance, Insurance & Real Estate	17,230	5.1
Retail	17,026	5.0
High Tech Industries	16,006	4.7
	$273,284	80.1%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination.  MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed throughout North America, with eight offices in the United States and one office in Canada. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe MC Advisors’ origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

Underwriting.  MC Advisors uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from the past two credit cycles. We believe that the extensive credit and debt work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this analysis through a new business presentation thoroughly reviewed by at least one member of its investment committee prior to proposing a formal term sheet. We believe this early involvement of the investment committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that only approximately 10% of our sourced deals will reach the formal term sheet stage.

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

The following chart illustrates the stages of MC Advisors’ evaluation process:

Evaluation Process

Origination Opportunities Received
Comprehensive Due Diligence and Risk Analysis
Systematic and Consistent Underwriting
Standardized and Structured Credit Approval Process
Fund Investments

Execution.  We believe Monroe Capital has developed a strong reputation for closing deals as proposed, and we intend to continue this tradition. Through MC Advisors’ consistent approach to credit evaluation and underwriting, we seek to close deals as fast or faster than competitive financing providers while maintaining the discipline with respect to credit, pricing and structure necessary to ensure the ultimate success of the financing. Upon completion of final documentation, a loan will typically be funded upon the initialing of the new business presentation and closing memo by our appropriate senior officers and confirmation of the flow of funds and wire transfer mechanics.

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

In the event of a delinquency or a decision to rate a loan grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, develops an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors forms a team or engages outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital’s professionals are experienced in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	315,358	92.5
3	19,208	5.6
4	6,525	1.9
5	—	—
Total	$341,091	100.0%

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter subject to a total return requirement. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under our administration agreement between an affiliate of Monroe Capital and MC Advisors (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle described below, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then-current and 11 preceding calendar quarters.

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

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Assumptions

Hurdle rate(1) = 2%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, transfer agent, etc.) = 0.2%
Cumulative incentive compensation accrued and/or paid for
    preceding 11 calendar quarters = $9 million

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.8625%
20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8 million

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

Additional Assumptions

Investment Income (including interest, dividends, fees, etc.) = 3.50%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.8625%.
20% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10 million

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

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

•	organization and offering;
•	calculating our net asset value (including the cost and expenses of any independent valuation firm);
•	fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);
•	interest payable on debt, if any, incurred to finance our investments;
•	offerings of our common stock and other securities;
•	investment advisory fees;
•	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);
•	transfer agent, dividend agent and custodial fees and expenses;
•	federal and state registration fees;
•	all costs of registration and listing our shares on any securities exchange;

•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the SEC or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•	proxy voting expenses; and
•	all other expenses incurred by us or MC Management in connection with administering our business.

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

Indemnification

The Investment Advisory and Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Advisors and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory and Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory and Management Agreement.

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, amounts payable quarterly for administrative expenses covered under the Administration Agreement to MC Management were limited to the greater of (i) 0.375% of our average assets for such quarter and (ii) $375,000 through December 31, 2013. For the years ended December 31, 2015, 2014 and 2013, we incurred $2.9 million, $2.9 million and $2.4 million in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.1 million, $0.9 million and $0.5 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on October 22, 2015, our Board unanimously voted to approve and continue the Investment Advisory and Management Agreement and the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	the fee structures of and services provided by comparable externally managed business development companies that engage in similar investing activities;
•	the Company’s performance as compared to its peers;
•	information about the services to be performed and the personnel performing such services under the investment advisory agreement and staffing agreement, including the specific approval of the members of the investment committee to be provided pursuant to the staffing agreement;
•	the organizational capability and financial condition of Monroe Capital and its affiliates; and
•	various other matters.

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

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. Management generally uses the yield approach to determine fair value of debt investments, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in work-out status, management may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The types of factors that may be taken into account in the determination of the fair value of our investments include, as relevant, the markets in which the portfolio company does business, overall market conditions, changes in the interest rate environment and the credit markets generally, comparisons to publicly traded securities, the enterprise value of the portfolio company, the portfolio company’s financial performance and ability to make scheduled payments, the nature and net realizable value of any collateral and other relevant factors. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

We report our investments at fair value with changes in value reported through our consolidated statements of operations under the caption “unrealized appreciation (depreciation) on investments.” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

We use the expertise of the investment professionals of MC Advisors to assess investment risks and determine appropriate pricing and terms for investments in our loan portfolio. In addition, we expect that the relationships of the senior professionals of MC Advisors will enable us to learn about, and compete effectively for, investment opportunities with attractive middle-market companies, independently or in conjunction with the private equity clients of MC Advisors. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2015, 2014 and 2013 we recorded $0.1 million, $0.1 million and zero within general and administrative expenses on our consolidated statements of operations for U.S. federal excise tax.

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), under the Code, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% federal excise tax.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the total outstanding voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed to the extent permitted by law without stockholder approval.

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA guaranteed debentures outstanding.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depends on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, during February 2016 we submitted a commitment application to the SBA for $80.0 million in additional SBA-guaranteed debentures for MRCC SBIC. While there is no guarantee that the SBA will grant this request, we believe that MRCC SBIC is a good candidate to receive these additional debentures. If MRCC SBIC’s commitment application is accepted by the SBA, in order for MRCC SBIC to gain access to the entirety of the $80.0 million in SBA-guaranteed debentures, we would be required to contribute to MRCC SBIC an additional $40.0 million in leveragable and regulatory capital.

On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief.

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

QUALIFYING ASSETS

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a business development company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers, employees or agents offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. MC Advisors or its affiliates provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other funds advised by MC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made in compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

On October 15, 2014, we were granted an exemptive relief order that permits Monroe Capital Corporation, MC Advisors, MC Management, MRCC SBIC and other affiliates of Monroe Capital to engage in co-investment transactions that would otherwise be prohibited under the 1940 Act. Subject to certain conditions, we are now allowed to participate in negotiated investments with certain affiliated investment funds, providing our stockholders with access to a broader array of investment opportunities.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in three closed-end funds, two small business investment companies and seven private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory and Management Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Peck, Egan and VanDerMeid. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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

Affiliates of MC Advisors manage other assets in three closed-end funds, two small business investment companies and seven private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. None of these funds are registered with the SEC. In addition, although we are currently the only entity managed by MC Advisors, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012 and for succeeding tax years; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify and maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax on our entire taxable income without regard to any distributions made by us. To qualify and maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

As a business development company, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 24, 2016. We may seek further stockholder approval to sell shares below net asset value in the future.

We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

We maintain a revolving credit facility and may borrow money, including through the issuance of debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

•	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
•	our revolving credit facility with ING Capital LLC, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants, including that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies;
•	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility; and
•	we bear the cost of issuing and paying interest or distributions on such securities, which costs are entirely borne by our common stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(2)	-21.81%	-13.08%	-3.35%	6.38%	16.11%

(1)	The assumed return on our portfolio is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $360.0 million in total assets, $175.0 million in debt outstanding, $185.0 million in net assets and an average cost of funds of 3.5%, which was the weighted average interest rate of borrowings on our revolving credit facility and SBA-guaranteed debentures as of December 31, 2015. The interest rate on our revolving credit facility is a variable rate.

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

We are subject to risks associated with our revolving credit facility.

Our revolving credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the revolving credit facility. Distributions in cash or property other than our common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC. We are required under the revolving credit facility to maintain our status as a RIC.

The revolving credit facility requires us to comply with certain financial and operational covenants, including asset and interest coverage ratios, a minimum net worth and minimum number of portfolio investments. For example, the revolving credit facility requires that we maintain an asset coverage ratio of at least 2.10 to 1 at all times and a consolidated interest coverage ratio of at least 2.50 to 1 as of the last day of any fiscal quarter. We may divert cash to pay the lenders in amounts sufficient to cause these tests to be satisfied. Our compliance with these covenants depends on many factors, some of which, such as market conditions, are beyond our control.

Our ability to sell our investments is also limited under the revolving credit facility. Under the revolving credit facility, the sale of any portfolio investment may not cause our covered debt amount to exceed our borrowing base. As a result, there may be times or circumstances during which we are unable to sell investments, pay distributions or take other actions that might be in our best interests.

Availability of borrowings under the revolving credit facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism. As such, declines in the fair market value of our investments which are collateral to the revolving credit facility may reduce availability under our revolving credit facility.

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

We are exposed to risks associated with changes in interest rates.

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

MRCC SBIC is subject to SBA regulations.

Under current SBA regulations, a licensed SBIC can invest in entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after U.S. federal income taxes not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must invest 25.0% of its capital in those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause MRCC SBIC to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause MRCC SBIC to make investments it otherwise would not make in order to remain in compliance with these regulations.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control (commonly referred to as a “family of funds”), the maximum amount of outstanding SBA debentures cannot exceed $350.0 million (prior to December 18, 2015, this limitation was $225.0 million). As we have other affiliated SBICs in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, during February 2016 we submitted a commitment application to the SBA for $80.0 million in additional SBA debentures for MRCC SBIC. While there is no guarantee that the SBA will grant this request, we believe that MRCC SBIC is a good candidate to receive these additional debentures. If MRCC SBIC’s commitment application is accepted by the SBA, in order for MRCC SBIC to gain access to the entirety of the $80.0 million in SBA debentures, we would be required to contribute to MRCC SBIC an additional $40.0 million in leveragable and regulatory capital. If MRCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, there can be no assurance that MRCC SBIC will continue to receive SBA debenture funding. Receipt of SBA debenture funding depends upon an SBIC’s continued compliance with SBA regulations and policies and the availability of funding. The amount of SBA debenture funding available to SBICs depends upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by MRCC SBIC.

The debentures issued by MRCC SBIC to the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. MRCC SBIC will need to generate sufficient cash flow to make required debt payments to the SBA. If MRCC SBIC is unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event it liquidates or the SBA exercises its remedies under such debentures as the result of a default by MRCC SBIC.

MRCC SBIC, as an SBIC, is limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our status as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income includes the income of MRCC SBIC (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). MRCC SBIC’s ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our status as a RIC, we may be required to make distributions attributable to MRCC SBIC’s income without receiving any corresponding cash distributions from it with respect to such income. We can make no assurances that MRCC SBIC will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us.

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

Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on investments.

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

We currently take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we will take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley

Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results of operations may be adversely affected. As a result, we expect to incur significant associated expenses, which may negatively impact our financial performance and our ability to make distributions.

As an emerging growth company, we are following certain permitted corporate governance practices instead of the otherwise applicable SEC and NASDAQ requirements, which may result in less protection than is accorded to investors in a non-emerging growth company.

As an emerging growth company, we are permitted and intend to follow certain permitted corporate governance practices instead of those otherwise required by the SEC and under the listing requirements of the NASDAQ Global Select Market. Following our emerging growth company governance practices as opposed to the requirements that would otherwise apply to a company listed on the NASDAQ Global Select Market may provide less protection to you than what is accorded to investors under the Listing Rules of the NASDAQ Stock Market applicable to non-emerging growth company issuers.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or MC Advisors render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or MC Advisors provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Current market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has begun to widen recently. If such spread widening were to continue or if there were further deterioration of market conditions, these events could materially and adversely affect our business.

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

A nonperforming loan may require substantial debt work-out negotiations or restructuring that may entail a substantial reduction in the interest rate and/or a substantial write-down of the principal of such loan. Because of the unique and customized nature of a loan agreement and the private syndication of a loan, certain loans may not be purchased or sold as easily as publicly traded securities, and, historically, the trading volume in the loan market has been small relative to other markets. Loans may encounter trading delays due to their unique and customized nature, and transfers of interests in loans may require the consent of an agent or borrower.

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

Our investments include original issue discount, or OID, components and may include PIK interest components. For the year ended December 31, 2015, PIK interest comprised approximately 5.4% of our investment income. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•	OID instruments generally represent a significantly higher credit risk than coupon loans.
•	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•	The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•	OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.

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

Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a portfolio company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We have paid and intend to continue to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Dallas, Texas; and Toronto, Canada. Our administrator furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser is currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol “MRCC.” The following table sets forth the net asset value (“NAV”) at each period end and the range of high and low closing sale prices of our common stock as reported on The NASDAQ Global Select Market.

Year ended December 31, 2015	NAV	High	Low
First Quarter	$14.11	$15.38	$13.91
Second Quarter	$14.18	$15.25	$14.25
Third Quarter	$14.21	$15.08	$13.60
Fourth Quarter	$14.19	$14.99	$12.78

Year ended December 31, 2014	NAV	High	Low
First Quarter	$13.99	$13.55	$12.19
Second Quarter	$13.93	$13.92	$12.70
Third Quarter	$13.95	$14.00	$13.26
Fourth Quarter	$14.05	$14.63	$13.00

HOLDERS

As of March 3, 2016, there were four holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

DISTRIBUTIONS

The following table summarizes our dividends or distributions declared during the years ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
March 6, 2015	March 20, 2015	March 31, 2015	$0.35
June 2, 2015	June 15, 2015	June 30, 2015	0.35
September 1, 2015	September 15, 2015	September 30, 2015	0.35
November 30, 2015	December 15, 2015	December 30, 2015	0.35
Total dividends declared during the year ended December 31, 2015			$1.40

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2014	March 18, 2014	March 28, 2014	$0.34
May 29, 2014	June 13, 2014	June 27, 2014	0.34
August 27, 2014	September 15, 2014	September 30, 2014	0.34
December 1, 2014	December 15, 2014	December 30, 2014	0.34
Total dividends declared during the year ended December 31, 2014			$1.36

On March 4, 2016, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2016 to stockholders of record on March 15, 2016.

Our revolving credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the revolving credit facility. Distributions in cash or property other than our common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions.

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from October 25, 2012, the date our common stock began trading, through December 31, 2015. The graph assumes that on October 25, 2012, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
10/25/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
MRCC
S&P 500
NASDAQ Financial 100 Index

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our consolidated financial statements that have been audited by RSM US LLP (“RSM”), our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except per share data):

	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013	As of and for the year ended December 31, 2012(1)	As of and for the period from February 9, 2011 (date of inception) to December 31, 2011(1)
Consolidated statements of operations data:
Total investment income	$36,898	$29,913	$18,213	$1,706	$—
Base management fees	5,129	4,091	2,752	318	—
Incentive fees	4,685	3,512	1,544	6	—
All other expenses	8,343	7,235	5,267	592	—
Net investment income	18,741	15,075	8,650	790	—
Net realized gain (loss) on investments	304	299	247	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(1,153)	(1,465)	869	160	—
Net increase (decrease) in net assets resulting from operations	$17,892	$13,909	$9,766	$950	$—
Per share data (basic and diluted):
Net asset value	$14.19	$14.05	$13.92	$14.54	n/a
Net investment income	1.60	1.57	1.13	0.15	—
Net realized gain (loss) on investments	0.03	0.03	0.03	—	—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	(0.10)	(0.15)	0.12	0.03	—
Net increase (decrease) in net assets resulting from operations	$1.53	$1.45	$1.28	$0.18	$—
Distributions declared(2)	$1.40	$1.36	$1.36	$0.34	$—
Consolidated statements of assets and liabilities data at period end:
Investments, at fair value	$341,091	$233,535	$207,920	$132,752	$—
Cash	5,278	4,561	14,214	4,060	10
Restricted cash	8,588	1,176	389	—	—
Other assets	5,922	4,313	3,158	2,419	—
Total assets	360,879	243,585	225,681	139,231	10
Total debt	166,176	106,308	83,943	55,000	—
Other liabilities	10,168	3,539	3,646	597	—
Total liabilities	176,344	109,847	87,589	55,597	—
Total net assets	$184,535	$133,738	$138,092	$83,634	$10
Other data:
Weighted average annualized effective yield at period end(3)	10.6%	11.6%	10.7%	11.3%	n/a
Number of portfolio company investments at period end	55	40	42	28	n/a
Purchases of investments for the period	$193,631	$132,183	$138,781	$144,482	n/a
Principal payments and sales of investments for the period	$88,379	$107,073	$65,165	$11,898	n/a

(1)	For historical periods prior to October 24, 2012, the Company had no operations and therefore information provided does not include financial results prior to October 24, 2012.

(2)	Includes a return of capital for tax purposes of zero, zero, $0.21, and $0.20 for the years ended December 31, 2015, 2014, 2013 and 2012 respectively.
(3)	The weighted average annualized effective yield at period end is based upon the par value of our debt investments and the cost basis of our preferred equity investments.

n/a — not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our shares are currently listed on the NASDAQ Global Select Market under the symbol “MRCC.”

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2015, our portfolio included approximately 55.9% senior secured debt, 20.0% unitranche secured debt, 18.6% junior secured debt and 5.5% equity securities compared to December 31, 2014, when our portfolio consisted of 53.2% senior secured debt, 41.4% unitranche secured debt, 4.6% junior secured debt and 0.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. Interest and dividend income is recorded on the accrual basis to the extent we expect to collect such amounts. In addition, we also generate dividend income on preferred equity securities, common equity securities and LLC interests in accordance with our revenue recognition policies.

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

Portfolio and Investment Activity

During the year ended December 31, 2015, we invested $144.8 million in 24 new portfolio companies and $48.8 million in 16 existing portfolio companies and had $88.4 million in aggregate amount of principal repayments, resulting in net investment acquisitions of $105.2 million for the period.

During the year ended December 31, 2014, we invested $120.4 million in 25 new portfolio companies and $11.8 million in six existing portfolio companies and had $107.1 million in aggregate amount of principal repayments, resulting in net investment acquisitions of $25.1 million for the period.

During the year ended December 31, 2013, we made $138.8 million on investments in portfolio companies and had $65.2 million in aggregate amount of principal repayments resulting in net investment acquisitions of $73.6 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	December 31, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Senior secured loans	$190,559	55.9%	10.4%	10.4%
Unitranche loans	68,090	20.0	10.7	12.0
Junior secured loans	63,388	18.6	9.4	9.4
Equity securities	19,054	5.5	10.8	10.8
Total	$341,091	100.0%	10.3%	10.6%

	December 31, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Senior secured loans	$124,161	53.2%	11.3%	11.3%
Unitranche loans	96,635	41.4	10.8	12.1
Junior secured loans	10,803	4.6	10.3	10.3
Equity securities	1,936	0.8	n/a	n/a
Total	$233,535	100.0%	11.0%	11.6%

(1)	Based upon the par value of our debt investments and the cost basis of our preferred equity investments.

n/a — not applicable

The shift in portfolio composition from December 31, 2014 primarily reflects our investment of a portion of the capital from our public offering into more liquid junior secured loan investments. We expect to optimize certain of these investments into directly originated investments in the upcoming quarters, which should result in an increase in the percentage of the portfolio comprised of first lien loan assets. The decline in effective rate reflects the general market yield pressure on new loans originated and acquired during the year ended December 31, 2015.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$53,677	15.7%	$29,929	12.8%
Consumer Goods: Non-Durable	49,006	14.4	27,367	11.7
Services: Business	36,215	10.6	29,618	12.7
Services: Consumer	27,106	7.9	3,014	1.3
Hotels, Gaming & Leisure	19,510	5.7	18,655	8.0
Construction & Building	18,867	5.5	11,637	5.0
Media: Broadcasting & Subscription	18,641	5.5	—	—
Banking, Finance, Insurance & Real Estate	17,230	5.1	16,815	7.2
Retail	17,026	5.0	22,342	9.6
High Tech Industries	16,006	4.7	2,973	1.3
Media: Advertising, Printing & Publishing	12,729	3.7	10,628	4.5
Energy: Oil & Gas	9,077	2.7	4,698	2.0
Metals & Mining	7,396	2.2	7,180	3.1
Aerospace & Defense	6,489	1.9	—	—

	December 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Beverage, Food & Tobacco	5,532	1.6	2,900	1.2
Automotive	5,358	1.6	5,483	2.3
Media: Diversified & Production	4,925	1.4	7,747	3.3
Wholesale	4,730	1.4	5,624	2.4
Consumer Goods: Durable	4,223	1.2	19,281	8.3
Chemicals, Plastics & Rubber	3,948	1.2	—	—
Containers, Packaging & Glass	3,400	1.0	3,979	1.7
Capital Equipment	—	—	3,665	1.6
Total	$341,091	100.0%	$233,535	100.0%

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

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.
Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.
Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.
Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due). For grade 4 investments, we intend to increase monitoring of the issuer.

Investment Performance Risk Rating	Summary Description
Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we expect to recover.

Our investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the applicable analyst, in consultation with a member of the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors intends to form a team or engage outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. Several of Monroe Capital’s professionals are experienced in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	315,358	92.5
3	19,208	5.6
4	6,525	1.9
5	—	—
Total	$341,091	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	205,737	88.1
3	27,798	11.9
4	—	—
5	—	—
Total	$233,535	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	For the years ended December 31,
	2015	2014	2013
Total investment income	$36,898	$29,913	$18,213
Total expenses	18,157	14,838	9,563
Net investment income	18,741	15,075	8,650
Net realized gain (loss) on investments	304	299	247
Net change in unrealized appreciation (depreciation) on investments	(1,085)	(1,537)	815
Net change in unrealized (appreciation) depreciation on secured borrowings	(68)	72	54
Net increase (decrease) in net assets resulting from operations	$17,892	$13,909	$9,766

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	For the years ended December 31,
	2015	2014	2013
Interest income	$32,861	$26,767	$17,151
Dividend income	301	—	—
Fee income	1,401	1,505	375
Prepayment gain (loss)	1,230	952	426
Accretion of discounts and amortization of premium	1,105	689	261
Total investment income	$36,898	$29,913	$18,213

The increase in investment income of $7.0 million during the year ended December 31, 2015 is primarily due to an increase in average outstanding loan balances. The increase in investment income of $11.7 million during the year ended December 31, 2014 is primarily due to an increase in average outstanding loan balances and an optimization of the portfolio into higher yielding assets during the year then ended.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2015	2014	2013
Interest and other debt financing expenses	$5,400	$4,342	$2,908
Base management fees	5,129	4,091	2,752
Incentive fees	4,685	3,512	1,544
Professional fees	835	1,138	1,149
Administrative service fees	1,078	876	528
General and administrative expenses	1,030	879	682
Total expenses	$18,157	$14,838	$9,563

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2015	2014	2013
Interest expense – revolving credit facility	$3,290	$3,183	$1,978
Interest expense – SBA debentures	1,080	161	—
Amortization of deferred financing costs	742	576	479
Interest expense – secured borrowings	198	374	378
Other	90	48	73
Total interest and other debt financing expenses	$5,400	$4,342	$2,908

The increase in expenses of $3.3 million during the year ended December 31, 2015 is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. Increases in interest expense also contributed to the increase in expenses during the year ended December 31, 2015 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio. The increase in expenses of $5.3 million during the year ended December 31, 2014 is primarily due to an increase in interest expense as a result of additional borrowings required to support the growth of the portfolio, an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance.

Net Realized Gain (Loss) on Investments

During the years ended December 31, 2015, 2014 and 2013, we had sales of investments of $0.4 million, $19.0 million and $24.6 million, respectively, resulting in net realized gain (loss) on investments of $0.3 million, $0.3 million and $0.2 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the years ended December 31, 2015, 2014 and 2013, our investments had ($1.1) million, ($1.5) million and $0.8 million of unrealized appreciation (depreciation), respectively. For the years ended December 31, 2015, 2014 and 2013 our secured borrowings had ($0.1) million, $0.1 million and $0.1 million of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2015, 2014 and 2013, we recorded a net increase in net assets resulting from operations of $17.9 million, $13.9 million and $9.8 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2015, 2014 and 2013 our per share net increase in net assets resulting from operations was $1.53, $1.45 and $1.28, respectively. The increase of $4.0 million during the year ended December 31, 2015 is primarily the result of increases in net investment income due to portfolio growth. The increase of $4.1 million during the year ended December 31, 2014 is primarily the result of increases in net investment income due to portfolio growth, partially offset by increases in unrealized losses.

Liquidity and Capital Resources

As of December 31, 2015, we had $5.3 million in cash, $8.6 million in cash at MRCC SBIC, $123.7 million of total debt outstanding on our revolving credit facility and $40.0 million in outstanding SBA-guaranteed debentures. We had $36.3 million available for additional borrowings on our revolving credit facility and zero in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2015, we experienced a net increase in cash of $0.7 million. During the same period we used $82.7 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the year ended December 31, 2015, investing activities utilized $7.4 million due to changes in the restricted cash balance at MRCC SBIC. During the same period, we generated $90.8 million from financing activities, principally from net proceeds from our capital raises during the period, net borrowings on our revolving credit facility and SBA-guaranteed debenture borrowings, partially offset by distributions to stockholders and decreases in secured borrowings.

For the year ended December 31, 2014, we experienced a net decrease in cash of $9.7 million. During the same period we used $11.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the year ended December 31, 2014, investing activities utilized $0.8 million due to changes in the restricted cash balance at MRCC SBIC. During the same period, we generated $2.6 million from financing activities, principally from net borrowings on our revolving credit facility and SBA-guaranteed debenture borrowings, partially offset by distributions to stockholders, repurchases of our common stock and decreases in secured borrowings.

For the year ended December 31, 2013, we experienced a net increase in cash of $10.2 million. During the same period we used $62.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the year ended December 31, 2013, investing activities utilized $0.4 million due to changes in the restricted cash balance at MRCC SBIC. During the same period, we generated $73.4 million from financing activities, principally from proceeds from capital raises during the period and net borrowings on our revolving credit facility, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approved such sales. On June 24, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2015 and 2014, we had 13,008,007 and 9,517,910 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances:  On July 22, 2013, we completed a public offering of 4,000,000 shares of common stock, priced at $14.05 per share, before underwriting discounts and commissions. On August 20, 2013, our underwriters exercised their over-allotment option of 225,000 shares of our common stock, priced at $14.05 per share, before underwriting discounts and commissions. These issuances during the year ended December 31, 2013 provided us with proceeds, net of offering and underwriting costs, of $56.0 million.

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2015, we sold 672,597 shares at an average price of $14.68 per share for aggregate proceeds (including transaction and offering costs) of $9.8 million.

On April 20, 2015, we closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we sold an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. These non-ATM program issuances during the year ended December 31, 2015 provided the Company with proceeds, net of offering and underwriting costs, of $39.9 million.

Borrowings

Revolving Credit Facility:  As of December 31, 2015 and 2014, we had $123.7 million and $82.3 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of December 31, 2015, the maximum amount we were able to borrow under the revolving credit facility is $160.0 million and this maximum borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

On July 31, 2015, we closed a $25.0 million upsize to our revolving credit facility, from $110.0 million to $135.0 million in accordance with the facility’s accordion feature. On December 14, 2015, we closed an amendment and extension of our revolving credit facility. The amended facility included a $25.0 million increase in the size of our current revolver commitments, from $135.0 million to $160.0 million, and an expansion of the accordion feature to $300.0 million (from the then existing $200.0 million) to support our future growth. The amended facility immediately reduced pricing by 25 basis points to LIBOR plus 3.00% per annum. The amended facility has a five-year maturity, extending the maturity date from December 19, 2017 to December 14, 2020. The amended facility also includes more flexible terms regarding eligible collateral and advance rates against certain portfolio assets.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth exceeds $225.0 million or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2015 and 2014, all of the outstanding borrowings were accruing at an interest rate of 3.4% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2015, 2014 and 2013 was 3.6%, 3.4% and 4.1%, respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the years ended December 31, 2015, 2014 and 2013 was 0.5%, 0.5% and 0.7%, respectively.

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) a minimum consolidated net worth at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter (excluding from such calculation the portion of assets of MRCC SBIC financed with SBA debentures) or (b) $120.0 million plus 65% of the net proceeds to us from sales of our securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.10 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

SBA Debentures:  On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2014, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $20.0 million in SBA-guaranteed debentures outstanding.

As of December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

As of December 31, 2014, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	1.0	%(1)	7,080
Total			$20,000

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, during February 2016 we submitted a commitment application to the SBA for $80.0 million in additional SBA-guaranteed debentures for MRCC SBIC. While there is no guarantee that the SBA will grant this request, we believe that MRCC SBIC is a good candidate to receive these additional debentures. If MRCC SBIC’s commitment application is accepted by the SBA, in order for MRCC SBIC to gain access to the entirety of the $80.0 million in SBA-guaranteed debentures, we would be required to contribute to MRCC SBIC an additional $40.0 million in leveragable and regulatory capital.

On October 2, 2014, we were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

Secured Borrowings:  Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 —  Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations.

As of December 31, 2015, secured borrowings at fair value totaled $2.5 million and the fair value of the loans that are associated with these secured borrowings was $11.8 million. As of December 31, 2014, secured borrowings at fair value totaled $4.0 million and the fair value of the loans that are associated with these secured borrowings was $13.1 million. These secured borrowings were created as a result of our completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and 2014. During the year ended December 31, 2015 and 2014, repayments on secured borrowings totaled $1.6 million and $3.9 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.8% and 5.5% as of December 31, 2015 and 2014, respectively.

Share Repurchase Plan

On November 11, 2013, our Board approved a share repurchase plan (“Plan”) under which up to $7.5 million of our outstanding common stock was allowed to be acquired in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The Plan was implemented at the discretion of management and expired on November 10, 2014.

During the year ended December 31, 2014, we repurchased 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5.2 million. During the year ended December 31, 2013, we repurchased 84,803 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $1.0 million. Over the life of the Plan, we repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6.3 million. We are incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for years ended

December 31, 2015, 2014 and 2013 totaled $16.7 million ($1.40 per share), $13.0 million ($1.36 per share) and $10.7 million ($1.36 per share), respectively of which zero, zero and $1.6 million represented return of capital, respectively.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2015 (dollars in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$123,700	$—	$—	$123,700	$—
SBA debentures payable	40,000	—	—	—	40,000
Unfunded commitments(1)	20,703	20,703	—	—	—
Total contractual obligations(2)	$184,403	$20,703	$—	$123,700	$40,000

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2015. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2015.
(2)	Total contractual obligations excludes $2.5 million of secured borrowings.

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

Competition from Other Lenders:  We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there is increased competitive pressure in the business development company and investment company marketplace for senior and subordinated debt, which could result in lower yields for increasingly riskier assets.

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

Recent Developments

On March 4, 2016, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2016 to holders of record on March 15, 2016.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted or thinly-traded securities, our Board, together with our independent valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory and Management Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the year ended December 31, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2014, we had a reduction in accrued capital gains incentive fees of $206 thousand, primarily as a result of declines in certain portfolio valuations. All of this reduction in accrued capital gains during the year ended December 31, 2014 was the result of unrealized capital losses and this reduced the capital gains incentive fee payable to MC Advisors to zero as of

December 31, 2014. During the year ended December 31, 2013, we accrued capital gains incentive fees of $249 thousand, based on the performance of our portfolio, none of which were payable to MC Advisors.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

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

Assuming that the consolidated statement of financial condition as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(23)	$(310)	$287
Up 100 basis points	1,705	1,251	454
Up 200 basis points	4,947	2,513	2,434
Up 300 basis points	8,204	3,776	4,428

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Monroe Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 and 2014, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monroe Capital Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Chicago, Illinois
March 4, 2016

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$295,819	$210,318
Non-controlled affiliate company investments	38,747	16,596
Controlled affiliate company investments	6,525	6,621
Total investments, at fair value (cost of: $342,738 and $234,098, respectively)	341,091	233,535
Cash	5,278	4,561
Restricted cash	8,588	1,176
Interest receivable	1,606	952
Deferred financing costs, net	3,569	2,479
Other assets	747	882
Total assets	360,879	243,585
LIABILITIES
Revolving credit facility	123,700	82,300
SBA debentures payable	40,000	20,000
Secured borrowings, at fair value (proceeds of: $2,535 and $4,134, respectively)	2,476	4,008
Payable for open trades	5,297	—
Interest payable	577	244
Management fees payable	1,503	1,050
Incentive fees payable	1,251	1,140
Accounts payable and accrued expenses	1,540	1,105
Total liabilities	176,344	109,847
Net assets	$184,535	$133,738
Commitments and contingencies (See Note 11)
ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 13,008 and 9,518 shares issued and outstanding, respectively	$13	$10
Capital in excess of par value	184,419	134,803
Undistributed net investment income (accumulated distributions in excess of net investment income)	1,692	(639)
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(1,589)	(436)
Total net assets	$184,535	$133,738
Net asset value per share	$14.19	$14.05

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Investment income:
Interest and dividend income:
Non-controlled/non-affiliate company investments	$31,898	$28,777	$18,213
Non-controlled affiliate company investments	3,873	925	—
Controlled affiliate company investments	1,127	211	—
Total investment income	36,898	29,913	18,213
Operating expenses:
Interest and other debt financing expenses	5,400	4,342	2,908
Base management fees	5,129	4,091	2,752
Incentive fees	4,685	3,512	1,544
Professional fees	835	1,138	1,149
Administrative service fees	1,078	876	528
General and administrative expenses	1,030	879	682
Total expenses	18,157	14,838	9,563
Net investment income	18,741	15,075	8,650
Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	304	299	247
Net realized gain (loss) on investments	304	299	247
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(1,944)	(2,298)	815
Non-controlled affiliate company investments	6,585	524	—
Controlled affiliate company investments	(5,726)	237	—
Net change in unrealized appreciation (depreciation) on investments	(1,085)	(1,537)	815
Net change in unrealized (appreciation) depreciation on secured borrowings	(68)	72	54
Net gain (loss) on investments and secured borrowings	(849)	(1,166)	1,116
Net increase (decrease) in net assets resulting from operations	$17,892	$13,909	$9,766
Per common share data:
Net investment income per share – basic and diluted	$1.60	$1.57	$1.13
Net increase in net assets resulting from operations per share – basic and diluted	$1.53	$1.45	$1.28
Weighted average common shares outstanding – basic and diluted	11,683	9,596	7,624

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except per share data)

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net investment income	Accumulated net realized gain (loss) on investments	Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	Total net assets
	Number of shares	Par value
Balances at December 31, 2012	5,750	$6	$84,633	$(1,165)	$—	$160	$83,634
Net increase (decrease) in net assets resulting from operations	—	—	—	8,650	247	869	9,766
Issuance of common stock, net of offering and underwriting costs	4,225	4	56,019	—	—	—	56,023
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – income distributions	28	—	417	(8,850)	(247)	—	(8,680)
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan – return of capital	—	—	—	(1,620)	—	—	(1,620)
Repurchases of common stock	(85)	—	(1,031)	—	—	—	(1,031)
Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$—	$1,029	$138,092
Net increase (decrease) in net assets resulting from operations	—	—	—	15,075	299	(1,465)	13,909
Stockholder distributions paid – income distributions	—	—	—	(12,729)	(299)	—	(13,028)
Repurchases of common stock	(400)	—	(5,235)	—	—	—	(5,235)
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$—	$(436)	$133,738
Net increase (decrease) in net assets resulting from operations	—	—	—	18,741	304	(1,153)	17,892
Issuance of common stock, net of offering and underwriting costs	3,490	3	49,616	—	—	—	49,619
Stockholder distributions paid – income distributions	—	—	—	(16,410)	(304)	—	(16,714)
Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$—	$(1,589)	$184,535

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,892	$13,909	$9,766
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,085	1,537	(815)
Net change in unrealized appreciation (depreciation) on secured borrowings	68	(72)	(54)
Net realized (gain) loss on investments	(304)	(299)	(247)
Payment-in-kind interest income	(1,980)	(1,054)	(229)
Net accretion of discounts and amortization of premiums	(1,105)	(689)	(261)
Proceeds from principal payments and sales of investments	88,379	107,073	65,165
Purchases of investments	(193,631)	(132,183)	(138,781)
Amortization of deferred financing costs	742	576	479
Changes in operating assets and liabilities:
Interest receivable	(654)	(314)	(135)
Other assets	135	(453)	(263)
Payable for open trades	5,297	(281)	281
Interest payable	333	5	188
Management fees payable	453	205	527
Incentive fees payable	111	73	1,061
Accounts payable and accrued expenses	435	450	433
Net cash provided by (used in) operating activities	(82,744)	(11,517)	(62,885)
Cash flows from investing activities:
Net change in restricted cash	(7,412)	(787)	(389)
Net cash provided by (used in) investing activities	(7,412)	(787)	(389)
Cash flows from financing activities:
Borrowings on credit facility	144,900	90,800	109,500
Repayments of credit facility	(103,500)	(84,500)	(88,500)
SBA debentures borrowings	20,000	20,000	—
Payments of deferred financing costs	(1,832)	(964)	(820)
Proceeds from secured borrowings	—	—	10,000
Repayments on secured borrowings	(1,600)	(3,863)	(2,003)
Proceeds from shares sold, net of offering and underwriting costs	49,619	—	56,023
Repurchases of common stock	—	(5,794)	(472)
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $0, $0 and $417, respectively)	(16,714)	(13,028)	(10,300)
Net cash provided by (used in) financing activities	90,873	2,651	73,428
Net increase (decrease) in cash	717	(9,653)	10,154
Cash, beginning of year	4,561	14,214	4,060
Cash, end of year	$5,278	$4,561	$14,214
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$4,046	$3,261	$1,774
Cash paid for excise taxes during the year	$73	$—	$—

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
360 Holdings II Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021	$5,985	$5,746	$5,746	3.1%
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,338	11,229	11,253	6.1%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	—	—	0.0%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,511	7,398	4.0%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019	4,029	3,951	3,941	2.1%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,918	2,818	1,984	1.1%
BCC Software, LLC(h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,817	2,785	2,776	1.5%
BCC Software, LLC (Revolver)(f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	—	—	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,919	2,892	2,737	1.4%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	4,179	4,101	4,093	2.2%
Cali Bamboo, LLC (Revolver)(f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,624	1,039	1,039	0.6%
Cornerstone Detention Products, Inc.(i)	Construction & Building	L+10.50%	10.50% Cash/ 1.00% PIK	4/8/2019	4,221	4,161	3,969	2.2%
Cornerstone Detention Products, Inc. (Revolver)(f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	—	—	0.0%
Cyalume Technologies Holdings, Inc.(h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,236	5,106	5,278	2.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	453	453	456	0.2%
Cyalume Technologies Holdings, Inc. (Revolver)(f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	306	306	0.2%
Diesel Direct Holdings, Inc.(h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,363	5,299	5,443	2.9%
EB Employee Solutions, LLC(h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,470	3,406	3,399	1.8%
G&M Opco LLC(h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,169	3,096	3,109	1.7%
InMobi Pte, Ltd. (Delayed Draw)(f)(j)	Media: Advertising, Printing & Publishing	L+10.17%	10.50%	9/1/2018	10,000	5,842	5,772	3.1%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020	15,000	14,627	14,625	7.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/ 2.25% PIK (p)	12/20/2018	3,750	3,688	3,634	2.0%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,690	6,562	6,657	3.6%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/ 1.00% PIK	9/12/2019	4,035	3,972	3,986	2.2%
Luxury Optical Holdings Co. (Revolver)(f)	Retail	L+8.00%	9.00%	9/12/2019	273	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,875	3,814	3,864	2.1%
Miles Media Group LLC (Delayed Draw)(f)(j)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	—	—	0.0%
Miles Media Group LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	—	—	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/ 2.00% PIK	5/13/2019	6,326	6,213	6,177	3.4%
O’Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00% Cash	10/4/2018	12,698	12,589	12,679	6.9%
PD Products, LLC (Revolver)(f)	Consumer Goods: Non-Durable	L+10.50%	12.00% Cash	10/4/2018	2,500	1,025	1,024	0.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020	4,958	4,855	4,993	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020	4,979	4,874	4,964	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver)(f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	—	—	0.0%
Precision Toxicology, LLC(h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/ 1.00% PIK	3/24/2020	5,440	5,345	5,358	2.9%
Precision Toxicology, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/ 1.00% PIK	3/24/2020	635	—	—	0.0%
Rockdale Blackhawk, LLC(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,207	11,155	12,299	6.7%
Rockdale Blackhawk, LLC (Revolver)(f)(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	789	786	0.4%
Rockdale Blackhawk, LLC (Capex)(f)(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,288	629	634	0.3%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Rocket Dog Brands LLC(g)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019	$1,032	$1,032	$1,032	0.6%
Rocket Dog Brands LLC (Delayed Draw)(f)(j)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019	350	150	150	0.1%
SHI Holdings, Inc.(h)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	2,737	2,688	2,710	1.5%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	818	573	573	0.3%
SNI Companies(k)	Services: Business	L+10.00%	11.00%	12/31/2018	6,852	6,743	6,842	3.7%
SNI Companies (Revolver)(f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	125	125	0.1%
Summit Container Corporation(g)(h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,600	3,537	3,400	1.8%
The Sandbox Group LLC(h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/ 2.00% PIK	2/23/2020	5,388	5,274	5,329	2.9%
The Sandbox Group LLC (Revolver)(f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% cash/ 2.00% PIK	2/23/2020	1,250	1,243	1,243	0.7%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% cash/ 7.92% PIK (q)	12/23/2019	3,068	3,017	3,040	1.6%
TRG, LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	—	—	0.0%
TRG, LLC (CapEx)(f)	Hotels, Gaming & Leisure	L+12.00%	11.00% Cash/ 2.00% PIK	12/23/2019	919	653	649	0.3%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,330	1,287	1,207	0.6%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,211	6,093	6,236	3.4%
Vacation Innovations, LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	342	—	—	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,419	6,342	6,425	3.5%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
Total Senior Secured Loans					214,659	189,854	190,559	103.3%
Unitranche Loans
Accutest Corporation	Services: Business	L+9.50%	11.00%	6/5/2018	6,586	6,440	6,586	3.6%
Collaborative Neuroscience Network, LLC(l)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,058	6,968	6,733	3.6%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,437	8,393	5,358	2.9%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/ 2.55% PIK (r)	5/7/2019	5,207	5,101	4,730	2.6%
Incipio Technologies, Inc.(m)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,669	15,008	8.1%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/ 2.50% PIK	12/27/2017	4,223	4,177	4,223	2.3%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2018	6,655	6,555	6,562	3.6%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2018	7,429	7,301	7,295	3.9%
Playtime, LLC(l)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,677	5,627	5,070	2.8%
TPP Acquisition, Inc.(n)	Retail	L+11.00%	10.50% Cash/ 2.00% PIK	12/17/2017	6,835	6,769	2,990	1.6%
TPP Acquisition, Inc. (Revolver)(n)	Retail	L+11.00%	4.50% Cash/ 8.00% PIK	12/17/2017	2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (Delayed Draw)(n)	Retail	L+11.00%	10.50% Cash/ 2.00% PIK	12/17/2017	3,429	3,429	1,500	0.8%
Total Unitranche Loans					78,571	77,464	68,090	36.9%
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,555	5,538	3.0%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,691	5,532	3.0%
Education Corporation of America	Services: Consumer	L+11.00%	11.60%	12/31/2018	5,833	5,698	5,854	3.2%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,810	4,700	2.5%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,384	4,016	2.2%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,455	5,339	2.9%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/ 1.50% PIK	11/4/2020	10,101	9,919	10,060	5.4%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,942	3,948	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,988	2,950	1.6%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,953	5,000	2.7%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Rocket Dog Brands LLC(g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	$1,673	$1,673	$570	0.3%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,952	4,956	2.7%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,928	4,925	2.7%
Total Junior Secured Loans					66,083	64,948	63,388	34.3%
Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)(g)	Banking, Finance, Insurance & Real Estate	—	—	10/9/2024	—	—	353	0.2%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity)(o)	Hotels, Gaming & Leisure	—	—	12/21/2023	—	—	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)(o)	Healthcare & Pharmaceuticals	—	—	12/27/2022	—	—	147	0.1%
Cyalume Technologies Holdings, Inc. – Series D Preferred Stock (3.06 shares)(o)	Aerospace & Defense	—	—	—	—	—	449	0.2%
Education Corporation of America – Series G Preferred Stock (8,333 shares)(o)	Services: Consumer	n/a	12.00%	—	—	8,125	8,345	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity)(o)	Media: Advertising, Printing & Publishing	—	—	9/18/2025	—	—	108	0.1%
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)(o)	Metals & Mining	—	—	5/13/2024	—	—	—	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)(o)	Services: Business	—	—	12/17/2022	—	—	450	0.2%
Playtime, LLC – Preferred Units (8,665 units)(o)	Hotels, Gaming & Leisure	—	—	—	—	200	64	0.0%
Rocket Dog Brands LLC – Common Units (75,502 units)(g)	Consumer Goods: Non-Durable	—	—	—	—	—	—	0.0%
Rocket Dog Brands LLC – Preferred Units (10 units)(g)	Consumer Goods: Non-Durable	—	15.00% PIK (s)	—	—	967	—	0.0%
Rockdale Blackhawk, LLC – LLC Units (11.56% of the LLC interest)(g)	Healthcare & Pharmaceuticals	—	—	—	—	1,093	8,184	4.4%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)(g)	Containers, Packaging & Glass	—	—	1/6/2024	—	—	—	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity)(o)	Media: Advertising, Printing & Publishing	—	—	—	—	—	277	0.2%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)(o)	Retail	—	—	—	—	86	90	0.1%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)(o)	Retail	—	—	—	—	1	—	0.0%
TPP Acquisition, Inc. (829 shares of common stock)(n)	Retail	—	—	—	—	—	—	0.0%
Total Equity Securities					—	10,472	19,054	10.3%
TOTAL INVESTMENTS						$342,738	$341,091	184.8%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 except for InMobi Pte, Ltd. which is an international company. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(in thousands, except for units)

(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $184,535 as of December 31, 2015.
(e)	A portion of this loan (principal of $4,679) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at December 31, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,532) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(k)	A portion of this loan (principal of $4,394) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(l)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(m)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(n)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as it owns more than 25% percent of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(o)	Represents less than 5% ownership of the portfolio company’s voting securities.
(p)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(r)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(s)	This position includes a PIK dividend and is currently on non-accrual status.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2014
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	$11,282	$11,082	$11,277	8.4%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	9/13/2018	1,336	—	—	0.0%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	6,667	6,506	6,577	4.9%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019	3,366	3,286	3,404	2.5%
BCC Software, LLC(h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,962	2,922	2,973	2.2%
BCC Software, LLC (Revolver)(f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	—	—	0.0%
BookIt Operating LLC(i)	Hotels, Gaming & Leisure	L+14.50%	14.00% Cash/ 2.00% PIK	1/10/2019	5,655	5,525	5,477	4.1%
Cornerstone Detention Products, Inc.(j)	Construction and Building	L+9.50%	9.50% Cash/ 1.00% PIK	4/8/2019	4,663	4,581	4,633	3.5%
Cornerstone Detention Products, Inc. (Revolver)(f)	Construction and Building	L+8.50%	9.50%	4/8/2019	400	—	—	0.0%
Cytovance Biologics, Inc.(h)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	2,000	1,952	1,995	1.5%
Cytovance Biologics, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	286	286	0.2%
Cytovance Biologics, Inc. (Capex)(f)	Healthcare & Pharmaceuticals	L+9.00%	10.00%	10/24/2019	1,143	—	—	0.0%
EB Employee Solutions, LLC(h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,950	3,860	3,930	2.9%
Fineline Technologies, Inc.	Consumer Goods: Non-Durable	L+6.75%	8.00%	5/6/2017	5,188	5,186	5,234	3.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/ 2.25% PIK (p)	12/20/2018	4,750	4,650	4,698	3.5%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction and Building	L+10.00%	11.50%	9/3/2019	6,993	6,827	7,004	5.2%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/ 1.00% PIK	9/12/2019	4,002	3,926	4,000	3.0%
Luxury Optical Holdings Co. (Revolver)(f)	Retail	L+8.00%	9.00%	9/12/2019	273	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,980	3,904	3,996	3.0%
Miles Media Group LLC (Delayed Draw)(f)(k)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	—	—	0.0%
Miles Media Group LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	160	160	0.1%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/ 2.00% PIK	5/13/2019	6,567	6,420	6,563	4.9%
O’Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	—	—	0.0%
Pacific Labs, LLC(h)	Healthcare & Pharmaceuticals	L+10.50%	11.50%	10/28/2019	5,466	5,346	5,493	4.1%
Pacific Labs, LLC (Delayed Draw)(k)	Healthcare & Pharmaceuticals	L+10.50%	11.50%	10/28/2019	1,833	—	—	0.0%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	13,126	12,979	13,093	9.8%
PD Products, LLC (Revolver)(f)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	1,225	1,224	0.9%
Rocket Dog Brands LLC(g)	Consumer Goods: Non-Durable	n/a	10.00%	5/2/2019	1,007	1,007	1,007	0.8%
SHI Holdings, Inc.(h)	Healthcare & Pharmaceuticals	L+9.25%	9.42%	7/10/2019	2,925	2,858	2,919	2.2%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.42%	7/10/2019	818	355	355	0.3%
SNI Companies(l)	Services: Business	L+8.00%	9.00%	12/31/2018	6,072	5,953	6,075	4.5%
SNI Companies (Revolver)(f)	Services: Business	L+8.00%	9.00%	12/31/2018	1,250	750	750	0.6%
Summit Container Corporation(g)(h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,800	3,712	3,838	2.9%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% cash/ 7.92% PIK (q)	12/23/2019	3,010	2,950	2,950	2.2%
TRG, LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+10.00%	11.00%	12/23/2019	131	—	—	0.0%
TRG, LLC (Delayed Draw)(f)(k)	Hotels, Gaming & Leisure	L+10.00%	11.00%	12/23/2019	790	—	—	0.0%
West World Media, LLC	Media: Diversified & Production	L+11.00%	9.00% Cash/ 3.00% PIK	5/8/2019	7,743	7,599	7,747	5.8%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,500	6,406	6,503	4.9%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
Total Senior Secured Loans					139,744	122,213	124,161	92.8%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Unitranche Loans
Accutest Corporation	Services: Business	L+7.50%	9.00%	6/5/2018	$7,435	$7,243	$6,952	5.2%
Collaborative Neuroscience Network, LLC(n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	8,057	7,936	7,602	5.7%
Conisus, LLC	Media Advertising, Printing & Publishing	L+7.00%	8.25%	12/27/2017	10,660	10,412	10,628	7.9%
Consolidated Glass Holdings, Inc.	Capital Equipment	L+12.50%	11.50% Cash/ 2.00% PIK	4/17/2017	3,645	3,645	3,665	2.7%
Escort Holdings Corp.	Consumer Goods: Durable	L+9.00%	9.50%	10/7/2018	14,711	14,487	14,630	10.9%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,062	8,005	5,482	4.1%
FTJFundChoice, LLC	Banking, Finance, Insurance & Real Estate	L+10.00%	11.50%	7/17/2017	3,000	3,000	3,060	2.3%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/ 2.55% PIK (r)	5/7/2019	5,604	5,466	5,624	4.2%
Incipio Technologies, Inc.(h)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	5,500	5,363	5,362	4.0%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/ 2.50% PIK	12/27/2017	4,605	4,532	4,651	3.5%
Output Services Group, Inc.	Services: Business	L+10.00%	10.50% cash/ 1.00% PIK	12/17/2018	11,929	11,696	11,911	8.9%
Playtime, LLC(n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	6,277	6,197	5,540	4.1%
The Tie Bar Operating Company, LLC	Retail	L+8.50%	9.75%	6/25/2018	5,100	4,995	5,108	3.8%
TPP Acquisition, Inc.(m)	Retail	L+13.00%	12.50% Cash/ 2.00% PIK	12/17/2017	6,698	6,603	6,420	4.8%
Total Unitranche Loans					101,283	99,580	96,635	72.1%
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	3,594	3,569	3,593	2.7%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	3,000	2,990	2,900	2.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+8.50%	9.75%	7/1/2020	3,000	2,973	2,940	2.2%
Rocket Dog Brands LLC(g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/2/2020	1,444	1,444	1,370	1.0%
Total Junior Secured Loans					11,038	10,976	10,803	8.1%
Equity Securities
American Community Homes, Inc. (warrant to purchase up to 10.0% of the equity)(g)	Banking, Finance, Insurance & Real Estate	—	—	10/9/2024	—	—	182	0.1%
BookIt Operating LLC (warrant to purchase up to 4.2% of the equity)(o)	Hotels, Gaming & Leisure	—	—	12/21/2023	—	—	436	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)(o)	Healthcare & Pharmaceuticals	—	—	12/27/2022	—	—	2	0.0%
Monte Nido Residential Center, LLC – Class A Units Common Units (1,762 units)(o)	Services: Consumer	—	—	—	—	74	74	0.1%
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)(o)	Metals & Mining	—	—	5/13/2024	—	—	—	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)(o)	Services: Business	—	—	12/17/2022	—	—	617	0.5%
Playtime, LLC – Preferred Units (8,665 units)(o)	Hotels, Gaming & Leisure	—	—	—	—	200	96	0.1%
Rocket Dog Brands LLC – Common Units (75,502 units)(g)	Consumer Goods: Non-Durable	—	—	—	—	—	—	0.0%
Rocket Dog Brands LLC – Preferred Units (10 units)(g)	Consumer Goods: Non-Durable	—	15.00% PIK (s)	—	—	967	77	0.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)(g)	Containers, Packaging & Glass	—	—	1/6/2024	—	—	141	0.1%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)(o)	Retail	—	—	—	—	87	110	0.1%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2014
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal/ Shares	Amortized Cost	Fair Value(c)	% of Net Assets(d)
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)(o)	Retail	—	—	—	$—	$1	$—	0.0%
TPP Acquisition, Inc. (829 shares of common stock)(m)	Retail	—	—	—	—	—	201	0.0%
Total Equity Securities					—	1,329	1,936	1.4%
TOTAL INVESTMENTS						$234,098	$233,535	174.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2014. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $133,738 as of December 31, 2014.
(e)	A portion of this loan (principal of $4,656) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(f)	All or a portion of this commitment was unfunded at December 31, 2014. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2014 in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control.)
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(e)	A portion of this loan (principal of $2,939) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(j)	A portion of this loan (principal of $2,798) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	A portion of this loan (principal of $3,238) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility discussed in Note 7 in the accompanying notes to the consolidated financial statements.
(m)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company as it owns 25% percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2014 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments. (See Note 7 in the accompanying notes to the consolidated financial statements.)
(o)	Represents less than 5% ownership of the class and the portfolio company.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally-managed nondiversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2015, MRCC SBIC had $20,000 in regulatory and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, in its consolidated financial statements beginning with the commencement of their operations in September 2013. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income:  Interest income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the years ended December 31, 2015, 2014 and 2013, interest income included $1,401, $1,505, and $375 of prepayment and amendment fees, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2015, 2014 and 2013, the Company recorded dividend income of $301, zero and zero, respectively.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,340 and $4,002 as of December 31, 2015 and 2014, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2015, 2014 and 2013 totaled $3,306, $3,310 and $2,752, respectively. For the years ended December 31, 2015, 2014 and 2013, interest income included $1,105, $689 and $261 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the years ended December 31, 2015, 2014 and 2013, interest income included $1,230, $952 and $426 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended December 31, 2015, 2014 and 2013, interest income included $1,980, $1,054 and $229 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual:  Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the years ended December 31, 2015, 2014 and 2013, no loans were on non-accrual status. During the year ended December 31, 2014, the Company’s investments in one portfolio company were restructured and as part of the restructuring the Company received preferred units with a stated PIK interest rate. These preferred units were placed on non-accrual status at the time of the restructuring and remain on non-accrual status. There were no other portfolio company investments on non-accrual status for the years ended December 31, 2015, 2014 and 2013.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 10 regarding distributions for additional information.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues under the ATM program on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share issuances and repurchases. For the years presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

Cash

The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted Cash

Restricted cash includes amounts held within MRCC SBIC. Cash held within an SBIC is generally restricted to the originations of new loans from the SBIC and the payment of SBA debentures and related interest expense.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2015 and 2014, the Company had deferred financing costs of $3,569 and $2,479, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2015, 2014 and 2013 was $742, $576 and $479, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

from equity offerings within the consolidated statements of changes in net assets. As of December 31, 2015 and 2014, other assets on the consolidated statements of assets and liabilities included $358 and $341, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the years ended December 31, 2015, 2014 and 2013, $83, $70 and zero were recorded within general and administrative expenses on the consolidated statements of operations for U.S. federal excise tax. As of December 31, 2015 and 2014, payables for excise taxes of $80 and $70, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2015. The 2012 through 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2015		December 31, 2014
Amortized Cost:
Senior secured loans	$189,854	55.4%	$122,213	52.2%
Unitranche loans	77,464	22.6	99,580	42.5
Junior secured loans	64,948	19.0	10,976	4.7
Equity securities	10,472	3.0	1,329	0.6
Total	$342,738	100.0%	$234,098	100.0%
Fair Value:
Senior secured loans	$190,559	55.9%	$124,161	53.2%
Unitranche loans	68,090	20.0	96,635	41.4
Junior secured loans	63,388	18.6	10,803	4.6
Equity securities	19,054	5.5	1,936	0.8
Total	$341,091	100.0%	$233,535	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2015		December 31, 2014
Amortized Cost:
West	$118,161	34.5%	$76,642	32.7%
Southeast	64,282	18.7	55,136	23.6
Northeast	63,131	18.4	26,077	11.1
Midwest	46,557	13.6	45,434	19.4
Southwest	38,325	11.2	23,566	10.1
Mid-Atlantic	6,440	1.9	7,243	3.1
International	5,842	1.7	—	—
Total	$342,738	100.0%	$234,098	100.0%
Fair Value:
West	$112,390	33.0%	$73,055	31.3%
Southeast	65,823	19.3	56,164	24.1
Northeast	63,396	18.6	27,178	11.6
Midwest	46,103	13.5	46,348	19.8
Southwest	40,913	12.0	23,838	10.2
Mid-Atlantic	6,586	1.9	6,952	3.0
International	5,880	1.7	—	—
Total	$341,091	100.0%	$233,535	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2015		December 31, 2014
Amortized Cost:
Consumer Goods: Non-Durable	$50,662	14.8%	$28,170	12.0%
Healthcare & Pharmaceuticals	45,422	13.3	29,814	12.7
Services: Business	35,522	10.4	29,502	12.6
Services: Consumer	26,540	7.7	3,048	1.3
Retail	22,634	6.6	22,017	9.4
Hotels, Gaming & Leisure	19,404	5.7	18,936	8.1
Media: Broadcasting & Subscription	19,011	5.5	—	—
Construction & Building	18,959	5.5	11,409	4.9
High Tech Industries	17,155	5.0	2,922	1.2
Banking, Finance, Insurance & Real Estate	17,017	5.0	16,361	7.0
Media: Advertising, Printing & Publishing	12,359	3.6	10,412	4.5
Energy: Oil & Gas	8,987	2.6	4,650	2.0
Automotive	8,393	2.4	8,005	3.4
Metals & Mining	7,432	2.2	6,420	2.7
Aerospace & Defense	5,865	1.7	—	—
Beverage, Food & Tobacco	5,691	1.7	2,990	1.3

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

	December 31, 2015		December 31, 2014
Wholesale	5,101	1.5	5,466	2.3
Media: Diversified & Production	4,928	1.4	7,599	3.3
Consumer Goods: Durable	4,177	1.2	19,020	8.1
Chemicals, Plastics & Rubber	3,942	1.2	—	—
Containers, Packaging & Glass	3,537	1.0	3,712	1.6
Capital Equipment	—	—	3,645	1.6
Total	$342,738	100.0%	$234,098	100.0%
Fair Value:
Healthcare & Pharmaceuticals	$53,677	15.7%	$29,929	12.8%
Consumer Goods: Non-Durable	49,006	14.4	27,367	11.7
Services: Business	36,215	10.6	29,618	12.7
Services: Consumer	27,106	7.9	3,014	1.3
Hotels, Gaming & Leisure	19,510	5.7	18,655	8.0
Construction & Building	18,867	5.5	11,637	5.0
Media: Broadcasting & Subscription	18,641	5.5	—	—
Banking, Finance, Insurance & Real Estate	17,230	5.1	16,815	7.2
Retail	17,026	5.0	22,342	9.6
High Tech Industries	16,006	4.7	2,973	1.3
Media: Advertising, Printing & Publishing	12,729	3.7	10,628	4.5
Energy: Oil & Gas	9,077	2.7	4,698	2.0
Metals & Mining	7,396	2.2	7,180	3.1
Aerospace & Defense	6,489	1.9	—	—
Beverage, Food & Tobacco	5,532	1.6	2,900	1.2
Automotive	5,358	1.6	5,483	2.3
Media: Diversified & Production	4,925	1.4	7,747	3.3
Wholesale	4,730	1.4	5,624	2.4
Consumer Goods: Durable	4,223	1.2	19,281	8.3
Chemicals, Plastics & Rubber	3,948	1.2	—	—
Containers, Packaging & Glass	3,400	1.0	3,979	1.7
Capital Equipment	—	—	3,665	1.6
Total	$341,091	100.0%	$233,535	100.0%

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

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;
•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but are generally received quarterly;
•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). Management generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in debt work-out status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 6.00% to 18.92% at December 31, 2015 and 7.00% to 18.92% at December 31, 2014. The maturity dates on the loans outstanding at December 31, 2015 range between April 2017 and July 2023. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$190,559	$190,559
Unitranche loans	—	—	68,090	68,090
Junior secured loans	—	—	63,388	63,388
Equity securities	—	—	19,054	19,054
Total Investments	$—	$—	$341,091	$341,091
Secured borrowings	$—	$—	$2,476	$2,476

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

The following table provides a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the years ended December 31, 2015 and 2014:

	Investments					Secured borrowings
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008
Net change in unrealized appreciation (depreciation) on investments	(1,244)	(6,429)	(1,387)	7,975	(1,085)	—
Net realized gain (loss) on investments	—	—	—	304	304	—
Purchases of investments and other adjustments to cost(1)	114,919	17,794	54,785	9,218	196,716	—
Proceeds from principal payments and sales on investments(2)	(47,277)	(39,910)	(813)	(379)	(88,379)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	68
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,600)
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476

	Investments					Secured borrowings
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2013	$88,963	$96,217	$22,335	$405	$207,920	$7,943
Reclassifications(3)	(9,879)	7,603	1,309	967	—
Net change in unrealized appreciation (depreciation) on investments	2,007	(3,629)	(479)	564	(1,537)	—
Net realized gain (loss) on investments	169	—	130	—	299	—
Purchases of investments and other adjustments to cost(1)	102,499	18,254	13,173	—	133,926	—
Proceeds from principal payments and sales on investments(2)	(59,598)	(21,810)	(25,665)	—	(107,073)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(72)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(3,863)
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

(2)	Represent net proceeds from investments sold and principal paydowns received.
(3)	Represents reclassifications due to restructuring of the investments in portfolio companies.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2015, attributable to Level 3 investments still held at December 31, 2015 was ($146). The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2014, attributable to Level 3 investments still held at December 31, 2014 was ($1,409). The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the year ended December 31, 2015, attributable to Level 3 investments still held at December 31, 2015 was ($68). The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the year ended December 31, 2014, attributable to Level 3 investments still held at December 31, 2014 was $68. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2015 and 2014.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2015 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Mean	Range
					Minimum	Maximum
Assets:
Senior secured loans	$163,078	Discounted cash flow	EBITDA multiples	6.3x	2.3x	11.0x
			Market yields	12.6%	6.5%	21.0%
Senior secured loans	1,182	Enterprise value	Revenue multiples	0.5x	0.5x	0.5x
Unitranche loans	49,620	Discounted cash flow	EBITDA multiples	6.2x	4.8x	7.3x
			Market yields	14.8%	9.0%	19.6%
Unitranche loans	5,358	Combination of discounted cash flow and enterprise value	EBITDA multiples	4.3x	4.0x	4.5x
			Market yields	29.7%	26.7%	32.6%
Unitranche loans	6,526	Enterprise value	EBITDA multiples	3.5x	3.0x	4.0x
Junior secured loans	19,862	Discounted cash flow	EBITDA multiples	6.9x	3.5x	9.5x
			Market yields	12.0%	10.5%	13.0%
Junior secured loans	570	Enterprise value	Revenue multiples	0.5x	0.5x	0.5x
Equity securities	8,345	Discounted cash flow	EBITDA multiples	3.8x	3.5x	4.0x
			Market yields	15.0%	14.5%	15.5%
Equity securities	10,709	Enterprise value	EBITDA multiples	5.7x	2.3x	9.5x
Total Level 3 Assets	$265,250(1)
Liabilities
Secured borrowings	$2,476	Discounted cash flow	Market yields	6.9%	3.6%	10.4%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

(1)	Excludes loans of $75,841 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2015 and 2014, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $40,000 and $20,000, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the years ended December 31, 2015 and 2014 were as follows:

Portfolio Company	Fair value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at December 31, 2015	Interest income	Dividend income
Non-controlled affiliate company investments(1):
American Community Homes, Inc.	$10,163	$1,463	$—	$163	$45	$—	$(142)	$11,692	$1,274	$—
Rockdale Blackhawk, LLC	—	14,606	(1,070)	—	131	—	8,236	21,903	1,482	301
Rocket Dog Brands LLC(2)	2,454	150	—	254	—	—	(1,106)	1,752	330	—
Summit Container Corporation	3,979	—	(196)	—	20	—	(403)	3,400	486	—
Total non-controlled affiliate company investments	$16,596	$16,219	$(1,266)	$417	$196	$—	$6,585	$38,747	$3,572	$301
Controlled affiliate company investments(1):
TPP Acquisition, Inc.(3)	$6,621	$5,400	$—	$201	$29	$—	$(5,726)	$6,525	$1,127	$—
Total controlled affiliate company investments	$6,621	$5,400	$—	$201	$29	$—	$(5,726)	$6,525	$1,127	$—

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Affiliated Companies  – (continued)

Portfolio Company	Fair value at December 31, 2013	Transfers in due to restructuring	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at December 31, 2014	Interest income	Dividend income
Non-controlled affiliate company investments(1):
American Community Homes, Inc.	$—	$—	$9,750	$—	$33	$9	$—	$371	$10,163	244	$—
Rocket Dog Brands LLC(2)	—	2,433	—	—	135	—	—	(114)	2,454	203	—
Summit Container Corporation	—	—	8,193	(4,498)	—	17	—	267	3,979	478	—
Total non-controlled affiliate company investments	$—	$2,433	$17,943	$(4,498)	$168	$26	$—	$524	$16,596	$925	$—
Controlled affiliate company investments(1):
TPP Acquisition, Inc.(3)	$—	$5,631	$800	$(67)	$13	$7	$—	$237	$6,621	$211	$—
Total controlled affiliate company investments	$—	$5,631	$800	$(67)	$13	$7	$—	$237	$6,621	$211	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company’s investment in Rocket Dog Brands LLC was restructured on May 2, 2014, resulting in the Company obtaining greater than 5% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.
(3)	The Company’s investment in TPP Acquisition, Inc. was restructured on December 22, 2014, resulting in the Company obtaining 40% of the voting securities. For the purpose of this schedule, transfers in due to restructuring represents the fair value on the restructuring date and all activity presented is subsequent to the restructuring.

Note 6. Transactions with Related Parties

The Company has entered into the Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the years ended December 31, 2015, 2014 and 2013 were $5,129, $4,091 and $2,752, respectively.

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

Incentive fees for the years ended December 31, 2015, 2014 and 2013 were $4,685, $3,512 and $1,544, respectively. Incentive fees for the year ended December 31, 2015, consisted solely of part one incentive fees (based on net investment income). Incentive fees for the year ended December 31, 2014 consisted of part one incentive fees (based on net investment income) of $3,718, reduced by the part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($206). Incentive fees for the year ended December 31, 2013 consisted of part one incentive fees of $1,295 and part two incentive fees of $249. The Company accrues, but does not pay, a capital gains incentive fee (part two incentive fees) in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. Administrative expenses for the years ended, December 31, 2013 were limited to the greater of (i) 0.375% of the Company’s average invested assets for such quarter and (ii) $375 by the Administration Agreement. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $2,943, $2,893 and $2,359, respectively, in administrative and expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,078, $876 and $528, respectively was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2015, 2014 and 2013, $249, $208 and $111 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of December 31, 2015 and 2014, the Company had accounts payable to members of the Board of $74 and zero, respectively, representing accrued and unpaid fees for their services.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings

Revolving Credit Facility:  As of December 31, 2015 and 2014, the Company had $123,700 and $82,300 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of December 31, 2015, the maximum amount the Company was able to borrow under the revolving credit facility is $160,000 and this maximum borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act).

On July 31, 2015, the Company closed a $25,000 upsize to its revolving credit facility, from $110,000 to $135,000 in accordance with the facility’s accordion feature. On December 14, 2015, the Company closed an amendment and extension of the revolving credit facility. The amended facility included a $25,000 increase in the size of the current revolver commitments, from $135,000 to $160,000, and an expansion of the accordion feature to $300,000 (from the then existing $200,000) to support future growth for the Company. The amended facility immediately reduced pricing by 25 basis points to LIBOR plus 3.00% per annum. The amended facility has a five-year maturity, extending the maturity date from December 19, 2017 to December 14, 2020. The amended facility also includes more flexible terms regarding eligible collateral and advance rates against certain portfolio assets.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth exceeds $225,000 or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2015 and 2014, all of the outstanding borrowings were accruing at an interest rate of 3.4% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2015, 2014 and 2013 was 3.6%, 3.4% and 4.1%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the years ended December 31, 2015, 2014 and 2013 was 0.5%, 0.5% and 0.7%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and its continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum total net assets at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter (excluding from such calculation the portion of assets of MRCC SBIC financed with SBA debentures) or (b) $120,000 plus 65% of the net proceeds of the sales of the Company’s securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.1 times; and (3) a ratio of earnings before interest and

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both the Company and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

The Company’s credit facility also imposes certain conditions that may limit the amount of the Company’s distributions to stockholders. Distributions payable in the Company’s common stock under the DRIP are not limited by the credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain the Company’s status as a RIC.

SBA Debentures:  On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2015, MRCC SBIC had $20,000 in regulatory and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding. As of December 31, 2014, MRCC SBIC had $20,000 in regulatory and leveragable capital and $20,000 in SBA-guaranteed debentures outstanding.

As of December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

As of December 31, 2014, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	1.0	%(1)	7,080
Total			$20,000

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225,000 in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40,000 in borrowings. Pursuant to the increase in the family of funds limitation, during February 2016 the Company submitted a commitment application to the SBA for $80,000 in additional SBA-guaranteed debentures for MRCC SBIC. While there is no guarantee that the SBA will grant this request, management believes that MRCC SBIC is a good candidate to receive these additional debentures. If MRCC SBIC’s commitment application is accepted by the SBA, in order for MRCC SBIC to gain access to the entirety of the $80,000 in SBA-guaranteed debentures, the Company would be required to contribute to MRCC SBIC an additional $40,000 in leveragable and regulatory capital.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

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

As of December 31, 2015, secured borrowings at fair value totaled $2,476 and the fair value of the loans that are associated with these secured borrowings was $11,803. As of December 31, 2014, secured borrowings at fair value totaled $4,008 and the fair value of the loans that are associated with these secured borrowings was $13,142. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the years ended December 31, 2015 and 2014. During the years ended December 31, 2015, 2014 and 2013, repayments on secured borrowings totaled $1,600, $3,863 and $2,003, respectively. The weighted average interest rate on our secured borrowings was approximately 5.8% and 5.5% as of December 31, 2015 and 2014, respectively.

Components of interest expense:  The components of the Company’s interest expense and other debt financing expenses are as follows:

	For the years ended December 31,
	2015	2014	2013
Interest expense – revolving credit facility	$3,290	$3,183	$1,978
Interest expense – SBA debentures	1,080	161	—
Amortization of deferred financing costs	742	576	479
Interest expense – secured borrowings	198	374	378
Other	90	48	73
Total interest and other debt financing expenses	$5,400	$4,342	$2,908

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company is not taxed on any investment company taxable income or capital gains which it distributes to stockholders. The Company intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material.

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2015	2014	2013
Increase in accumulated distributions in excess of net investment income	$—	$—	$1,620
Decrease in accumulated net realized gains on investments	—	—	—
Decrease in capital in excess of par value	$—	$—	$(1,620)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2015 and 2014, the Company does not have any capital loss carry forwards.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2015	2014	2013
Net increase in net assets resulting from operations	$17,892	$13,909	$9,766
Net change in unrealized (appreciation) depreciation on investments and secured borrowings	1,153	1,465	(869)
Other deductions for book in excess of deductions for tax	—	(206)	200
Total taxable income	$19,045	$15,168	$9,097

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2015	2014	2013
Ordinary income	$16,410	$13,028	$9,097
Long-term capital gains	304	—	—
Return of capital	—	—	1,620
Total	$16,714	$13,028	$10,717

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Income Taxes  – (continued)

For federal income tax purposes, as of December 31, 2015 and 2014, the aggregate net unrealized appreciation (depreciation) for all investments was ($1,647) and ($563), respectively. As of December 31, 2015 and 2014, the aggregate cost of securities for federal income tax purposes was $342,738 and $234,098, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes dividends declared during the years ended December 31, 2015, 2014 and 2013, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2015:
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	—	—	16,057	$238
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	—	—	19,023	281
September 1, 2015	September 15, 2015	September 30, 2015	0.35	4,432	—	—	18,300	264
November 30, 2015	December 15, 2015	December 30, 2015	0.35	4,554	—	—	19,615	255
Total dividends declared(1)			$1.40	$16,714	—	$—	72,995	$1,038
Year ended December 31, 2014:
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	—	$—	21,787	$295
May 29, 2014	June 13, 2014	June 27, 2014	0.34	3,252	—	—	19,208	264
August 27, 2014	September 15, 2014	September 30, 2014	0.34	3,236	—	—	19,095	258
December 1, 2014	December 15, 2014	December 30, 2014	0.34	3,236	—	—	17,023	244
Total dividends declared(1)			$1.36	$13,028	—	$—	77,113	$1,061
Year ended December 31, 2013:
March 6, 2013	March 19, 2013	March 28, 2013	$0.34	$1,955	14,290	$215	—	$—
May 31, 2013	June 14, 2013	June 28, 2013	0.34	1,959	13,679	202	—	—
August 30, 2013	September 13, 2013	September 27, 2013	0.34	3,402	—	—	23,307	308
December 2, 2013	December 13, 2013	December 27, 2013	0.34	3,401	—	—	24,974	308
Total dividends declared(1)			$1.36	$10,717	27,969	$417	48,281	$616

(1)	Includes a return of capital for tax purposes for the years ended December 31, 2015, 2014 and 2013 of approximately zero, zero and $0.21 per share, respectively.

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

On February 6, 2015, the Company entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the year ended December 31, 2015, the Company sold 672,597 shares at an average price of $14.68 per share for aggregate proceeds (including transaction and offering costs) of $9,766.

On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. These non-ATM program issuances during the year ended December 31, 2015 provided the Company with proceeds, net of offering and underwriting costs, of $39,853.

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

During the year ended December 31, 2014, the Company repurchased 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5,235. Over the life of the Plan, the Company repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6,267. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statement of changes in net assets.

Note 11. Commitments and Contingencies

Commitments:  As of December 31, 2015 and 2014, the Company had $20,703 and $15,294, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014, 2013 and 2012:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Per share data:
Net asset value at beginning of period(1)	$14.05	$13.92	$14.54	$15.00
Net investment income(2)	1.60	1.57	1.13	0.15
Net gain (loss) on investments and secured borrowings(2)	(0.07)	(0.12)	0.15	0.03
Net increase in net assets from operations(2)	1.53	1.45	1.28	0.18
Stockholder distributions – income	(1.40)	(1.36)	(1.15)	(0.14)
Stockholder distributions – return of capital	—	—	(0.21)	(0.20)
Effect of share issuance below NAV(3)	—	—	(0.57)	(0.30)
Effect of share repurchases(3)	—	0.04	0.03	—
Other(4)	0.01	—	—	—
Net asset value at end of period	$14.19	$14.05	$13.92	14.54
Net assets at end of period	$184,535	$133,738	$138,092	83,634
Shares outstanding at end of period	13,008,007	9,517,910	9,918,269	5,750,103
Per share market value at end of period	$13.09	$14.46	$12.20	14.83
Total return based on market value(5)	(0.21)%	30.67%	(9.29)%	1.15%
Total return based on net asset value(6)	10.96%	10.70%	8.81%	1.20%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(7)	11.56%	11.20%	7.71%	5.00%
Ratio of interest and other debt financing expenses to average net assets(8)	3.33%	3.23%	2.59%	1.93%
Ratio of expenses (without incentive fees) to average net assets(8)	8.31%	8.42%	7.15%	5.76%
Ratio of incentive fees to average net assets(7)	2.89%	2.61%	1.38%	0.01%
Ratio of total expenses to average net assets(7)	11.20%	11.03%	8.53%	5.77%
Average debt outstanding	$119,860	$92,410	$42,103	31,056
Average debt outstanding per weighted average share	$10.26	$9.63	$5.52	5.40
Portfolio turnover(9)	30.70%	47.03%	39.77%	11.88%

(1)	December 31, 2012 data represents the initial public offering price.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12. Financial Highlights  – (continued)

(2)	Calculated using the weighted average shares outstanding during the years ended December 31, 2015, 2014, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(6)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (excluding the impact of dividends paid). Total returns based on net asset value covering less than a full period are not annualized.
(7)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(8)	Ratios are annualized.
(9)	Ratios are not annualized.

Note 13. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$10,126	$9,172	$9,519	$8,081
Net investment income	$5,005	$4,498	$5,071	$4,167
Net gain (loss) on investments and secured borrowings	$(793)	$242	$(7)	$(291)
Net increase (decrease) in net assets resulting from operations	$4,212	$4,740	$5,064	$3,876
Net investment income per share – basic and diluted	$0.39	$0.36	$0.43	$0.44
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.33	$0.38	$0.43	$0.41
Net asset value per share at period end	$14.19	$14.21	$14.18	$14.11

	For the quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$8,683	$7,668	$7,046	$6,516
Net investment income	$4,621	$3,810	$3,514	$3,130
Net gain (loss) on investments and secured borrowings	$(419)	$(437)	$(848)	$538
Net increase (decrease) in net assets resulting from operations	$4,202	$3,373	$2,666	$3,668
Net investment income per share – basic and diluted	$0.49	$0.40	$0.37	$0.32
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.44	$0.35	$0.28	$0.38
Net asset value per share at period end	$14.05	$13.95	$13.93	$13.99

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 13. Selected Quarterly Financial Data (unaudited)  – (continued)

	For the quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$6,395	$4,347	$3,752	$3,719
Net investment income	$3,184	$2,413	$1,550	$1,503
Net gain (loss) on investments and secured borrowings	$(672)	$(447)	$438	$1,797
Net increase (decrease) in net assets resulting from operations	$2,512	$1,966	$1,988	$3,300
Net investment income per share – basic and diluted	$0.32	$0.27	$0.27	$0.26
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.25	$0.22	$0.34	$0.57
Net asset value per share at period end	$13.92	$14.01	$14.78	$14.78

Note 14. Subsequent Events

On March 4, 2016, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2016 to holders of record on March 15, 2016.

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)
10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)
10.8	Amendment No. 1 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 20, 2013)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated December 14, 2015 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 15, 2015)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 6, 2015)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2016

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

Signature	Title	Date
/s/ Theodore L. Koenig Theodore L. Koenig	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
/s/ Aaron D. Peck Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)	March 4, 2016
/s/ Thomas J. Allison Thomas J. Allison	Director	March 4, 2016
/s/ Jeffrey A. Golman Jeffrey A. Golman	Director	March 4, 2016
/s/ Robert S. Rubin Robert S. Rubin	Director	March 4, 2016
/s/ Jeffrey D. Steele Jeffrey D. Steele	Director	March 4, 2016