Form 10-Q
period 2016-03-31
MONROE CAPITAL Corp
filed 2016-05-10
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, the registrant had 13,008,007 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$295,576	$295,819
Non-controlled affiliate company investments	40,454	38,747
Controlled affiliate company investments	7,438	6,525
Total investments, at fair value (cost of: $343,573 and $342,738, respectively)	343,468	341,091
Cash	5,770	5,278
Restricted cash	14,745	8,588
Interest receivable	1,876	1,606
Other assets	679	747
Total assets	366,538	357,310

LIABILITIES
Debt:
Revolving credit facility	134,700	123,700
SBA debentures payable	40,000	40,000
Total debt	174,700	163,700
Less: Unamortized deferred financing costs	(3,387)	(3,569)
Total debt less unamortized deferred financing costs	171,313	160,131
Secured borrowings, at fair value (proceeds of: $2,335 and $2,535, respectively)	2,248	2,476
Payable for open trades	-	5,297
Interest payable	241	577
Management fees payable	1,500	1,503
Incentive fees payable	1,740	1,251
Accounts payable and accrued expenses	1,535	1,466
Directors fees payable	35	74
Total liabilities	178,612	172,775
Net assets	$187,926	$184,535

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized,
13,008 and 13,008 shares issued and outstanding, respectively	$13	$13
Capital in excess of par value	184,419	184,419
Undistributed net investment income (accumulated distributions in excess of net investment income)	3,513	1,692
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(19)	(1,589)
Total net assets	$187,926	$184,535

Net asset value per share	$14.45	$14.19

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$8,604	$7,341
Non-controlled affiliate company investments	1,073	490
Controlled affiliate company investments	-	250
Total interest income	9,677	8,081
Dividend income:
Non-controlled/non-affiliate company investments	250	-
Non-controlled affiliate company investments	1,612	-
Total dividend income	1,862	-
Total investment income	11,539	8,081

Operating expenses:
Interest and other debt financing expenses	1,691	1,103
Base management fees	1,500	1,068
Incentive fees	1,740	1,042
Professional fees	207	238
Administrative service fees	328	271
General and administrative expenses	251	157
Directors fees	35	35
Total expenses	5,752	3,914
Net investment income	5,787	4,167

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	587	-
Net realized gain (loss) on investments	587	-

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(859)	(628)
Non-controlled affiliate company investments	1,828	283
Controlled affiliate company investments	573	15
Net change in unrealized appreciation (depreciation) on investments	1,542	(330)

Net change in unrealized (appreciation) depreciation on secured borrowings	28	39

Net gain (loss) on investments and secured borrowings	2,157	(291)

Net increase (decrease) in net assets resulting from operations	$7,944	$3,876

Per common share data:
Net investment income per share - basic and diluted	$0.44	$0.44
Net increase in net assets resulting from operations per share - basic and diluted	$0.61	$0.41
Weighted average common shares outstanding - basic and diluted	13,008	9,562

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated distributions in excess of net	Accumulated net realized	Accumulated net unrealized appreciation (depreciation) on investments
	Number of shares	Par value	excess of par value	investment income	gain (loss) on investments	and secured borrowings	Total net assets
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$-	$(436)	$133,738
Net increase (decrease) in net assets resulting from operations	-	-	-	4,167	-	(291)	3,876
Issuance of common stock, net of offering and underwriting costs	114	-	1,684	-	-	-	1,684
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	-	-	-	(3,371)	-	-	(3,371)
Balances at March 31, 2015	9,632	$10	$136,487	$157	$-	$(727)	$135,927

Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$-	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	-	-	-	5,787	587	1,570	7,944
Stockholder distributions paid	-	-	-	(3,966)	(587)	-	(4,553)
Balances at March 31, 2016	13,008	$13	$184,419	$3,513	$-	$(19)	$187,926

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,944	$3,876
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,542)	330
Net change in unrealized appreciation (depreciation) on secured borrowings	(28)	(39)
Net realized (gain) loss on investments	(587)	-
Payment-in-kind interest income	(370)	(530)
Net accretion of discounts and amortization of premiums	(365)	(198)
Proceeds from principal payments and sales of investments	26,803	17,698
Purchases of investments	(26,316)	(36,412)
Amortization of deferred financing costs	182	167
Changes in operating assets and liabilities:
Interest receivable	(270)	(155)
Other assets	68	36
Payable for open trades	(5,297)	-
Interest payable	(336)	(128)
Management fees payable	(3)	18
Incentive fees payable	489	(98)
Accounts payable and accrued expenses	69	298
Directors fees payable	(39)	35
Net cash provided by (used in) operating activities	402	(15,102)

Cash flows from investing activities:
Net change in restricted cash	(6,157)	(3,673)
Net cash provided by (used in) investing activities	(6,157)	(3,673)

Cash flows from financing activities:
Borrowings on credit facility	20,000	20,400
Repayments of credit facility	(9,000)	(15,000)
SBA debentures borrowings	-	14,800
Payments of deferred financing costs	-	(357)
Repayments on secured borrowings	(200)	(150)
Proceeds from shares sold, net of offering and underwriting costs	-	1,684
Stockholder distributions paid	(4,553)	(3,371)
Net cash provided by (used in) financing activities	6,247	18,006

Net increase (decrease) in cash	492	(769)
Cash, beginning of period	5,278	4,561
Cash, end of period	$5,770	$3,792

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,772	$977
Cash paid for excise taxes during the period	$167	$73

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2016

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021	5,970	$5,739	$5,761	3.1%
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,193	11,094	10,890	5.8%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	-	-	0.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,520	7,533	4.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	4,075	4,002	4,028	2.1%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	5/16/2016	501	488	501	0.3%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,910	2,815	1,948	1.0%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,754	2,725	2,706	1.4%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,879	2,853	2,552	1.4%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	5,464	5,378	5,333	2.9%
Cali Bamboo, LLC (Revolver) (f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,623	714	714	0.4%
Cornerstone Detention Products, Inc. (i)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,111	4,057	3,944	2.1%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,127	5,004	5,270	2.8%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	447	447	459	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	306	306	0.2%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+7.00%	7.50%	2/17/2020	5,328	5,278	5,339	2.9%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,445	3,385	3,373	1.8%
G&M Opco LLC (h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,128	3,060	3,069	1.6%
InMobi Pte, Ltd. (Delayed Draw) (f) (j) (k)	Media: Advertising, Printing & Publishing	L+10.17%	10.80%	9/1/2018	10,000	6,667	6,610	3.5%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020	14,813	14,459	14,827	7.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (q)	12/20/2018	3,625	3,569	3,457	1.8%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,603	6,486	6,633	3.5%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	3,994	3,935	3,984	2.1%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	272	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	10.50% Cash/3.00% PIK	3/24/2021	6,077	6,004	6,065	3.2%
Miles Media Group LLC (Delayed Draw) (f) (j)	Hotels, Gaming & Leisure	L+8.50%	10.50% Cash/3.00% PIK	3/24/2021	1,455	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.50%	10.50% Cash/3.00% PIK	3/24/2021	320	-	-	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,358	6,252	6,307	3.4%
O’Brien Industrial Holdings, LLC (Revolver) (f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	691	691	0.4%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00% Cash	10/4/2018	12,523	12,424	12,561	6.7%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+10.50%	12.00% Cash	10/4/2018	2,500	525	525	0.3%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020	4,917	4,819	4,931	2.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020	4,958	4,858	4,927	2.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	-	-	0.0%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,420	5,330	5,327	2.8%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	634	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	11,886	10,906	11,952	6.4%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	-	-	0.0%
Rockdale Blackhawk, LLC (Capex) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	613	613	617	0.3%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019	1,032	1,033	1,033	0.6%
Rocket Dog Brands LLC (Delayed Draw) (f) (g) (j)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019	375	370	375	0.2%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.69%	7/10/2019	2,681	2,636	2,641	1.4%
SHI Holdings, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.25%	9.69%	7/10/2019	955	845	845	0.5%
SNI Companies (l)	Services: Business	L+8.00%	9.00%	12/31/2018	6,443	6,349	6,456	3.4%
SNI Companies (Revolver) (f)	Services: Business	L+8.00%	9.00%	12/31/2018	1,250	475	475	0.3%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+11.00%	11.00% Cash/2.00% PIK	1/6/2019	3,724	3,639	3,698	2.0%
TPP Acquisition, Inc. (m)	Retail	L+11.00%	10.50% Cash/2.00% PIK (r)	12/17/2017	6,835	6,769	3,483	1.9%
TPP Acquisition, Inc. (Revolver) (m)	Retail	L+11.00%	4.50% Cash/8.00% PIK (r)	12/17/2017	2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (f) (j) (m)	Retail	L+11.00%	10.50% Cash/2.00% PIK (r)	12/17/2017	800	340	173	0.1%
TPP Acquisition, Inc. (Delayed Draw) (m)	Retail	L+11.00%	10.50% Cash/2.00% PIK (r)	12/17/2017	3,429	3,429	1,747	0.9%
TRG, LLC	Hotels, Gaming & Leisure	L+11.51%	8.00% Cash/4.01% PIK (s)	3/31/2021	11,711	11,663	11,606	6.2%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.00%	3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx) (f)	Hotels, Gaming & Leisure	L+9.50%	8.50% Cash/2.00% PIK	3/31/2021	1,598	656	653	0.4%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,223	1,184	1,163	0.6%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,172	6,060	6,372	3.4%
Vacation Innovations, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	343	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,338	6,265	6,242	3.3%
Yandy Holding, LLC (Revolver) (f)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					230,665	206,282	202,268	107.9%

Unitranche Loans
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,058	6,972	6,602	3.5%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,438	8,397	5,227	2.8%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (t)	5/7/2019	5,127	5,029	4,681	2.5%
Incipio Technologies, Inc. (o)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,686	14,955	8.0%
MooreCo, Inc.	Consumer Goods: Durable	L+14.50%	13.50% Cash/2.50% PIK	12/27/2017	4,186	4,146	4,186	2.2%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	6,674	6,580	6,573	3.5%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	8,467	8,322	8,522	4.5%
Playtime, LLC (n)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,477	5,435	4,814	2.6%
Total Unitranche Loans					60,427	59,567	55,560	29.6%

Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.00%	8/2/2022	5,000	4,928	5,058	2.7%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	8,594	8,119	7,885	4.2%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,724	5,286	2.8%
Education Corporation of America	Services: Consumer	L+11.00%	11.63%	12/31/2018	5,417	5,300	5,436	2.9%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,815	4,731	2.5%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,388	3,960	2.1%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,459	5,250	2.8%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020	10,139	9,964	10,083	5.4%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,944	4,000	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,992	2,970	1.6%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	1,735	1,736	91	0.1%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,953	4,850	2.6%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,930	4,875	2.6%
Total Junior Secured Loans					68,767	67,252	64,475	34.4%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	-	-	(u)	10/9/2024	-	-	684	0.4%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	(u)	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	(u)	12/27/2022	-	-	122	0.1%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	(u)	-	-	-	605	0.3%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%		-	-	8,125	8,389	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (k) (p)	Media: Advertising, Printing & Publishing	-	-	(u)	9/18/2025	-	-	108	0.1%
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	(u)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	(u)	12/17/2022	-	-	628	0.3%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	(u)	-	-	200	11	0.0%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	(u)	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK	(v)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	(u)	-	-	1,093	9,942	5.3%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	(u)	1/6/2024	-	-	-	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	(u)	-	-	86	89	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	(u)	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (m)	Retail	-	-	(u)	-	-	-	-	0.0%
Total Equity Securities						-	10,472	21,165	11.3%
TOTAL INVESTMENTS							$343,573	$343,468	183.2%

________________________

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $187,926 as of March 31, 2016.
(e)	A portion of this loan (principal of $4,619) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at March 31, 2016. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,466) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(k)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2016, non-qualifying assets totaled 1.79% of the Company’s total assets.
(l)	A portion of this loan (principal of $4,132) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% percent of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(o)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(p)	Represents less than 5% ownership of the portfolio company’s voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	This position is currently on non-accrual status.
(s)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.01% per annum and is subject to an estimated minimum payment upon termination of $1,407.
(t)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(u)	Represents a non-income producing security.
(v)	This position includes a PIK dividend and is currently on non-accrual status.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021	5,985	$5,746	$5,746	3.1%
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,338	11,229	11,253	6.1%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	-	-	0.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,511	7,398	4.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	4,029	3,951	3,941	2.1%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,918	2,818	1,984	1.1%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,817	2,785	2,776	1.5%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,919	2,892	2,737	1.4%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	4,179	4,101	4,093	2.2%
Cali Bamboo, LLC (Revolver) (f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,624	1,039	1,039	0.6%
Cornerstone Detention Products, Inc. (i)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,221	4,161	3,969	2.2%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,236	5,106	5,278	2.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	453	453	456	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	306	306	0.2%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,363	5,299	5,443	2.9%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,470	3,406	3,399	1.8%
G&M Opco LLC (h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,169	3,096	3,109	1.7%
InMobi Pte, Ltd. (Delayed Draw) (f) (j) (k)	Media: Advertising, Printing & Publishing	L+10.17%	10.50%	9/1/2018	10,000	5,842	5,772	3.1%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020	15,000	14,627	14,625	7.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (q)	12/20/2018	3,750	3,688	3,634	2.0%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,690	6,562	6,657	3.6%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,035	3,972	3,986	2.2%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,875	3,814	3,864	2.1%
Miles Media Group LLC (Delayed Draw) (f) (j)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	-	-	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,326	6,213	6,177	3.4%
O’Brien Industrial Holdings, LLC (Revolver) (f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00% Cash	10/4/2018	12,698	12,589	12,679	6.9%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+10.50%	12.00% Cash	10/4/2018	2,500	1,025	1,024	0.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020	4,958	4,855	4,993	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020	4,979	4,874	4,964	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	-	-	0.0%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,440	5,345	5,358	2.9%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	635	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,207	11,155	12,299	6.7%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	789	786	0.4%
Rockdale Blackhawk, LLC (Capex) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,288	629	634	0.3%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019	1,032	1,032	1,032	0.6%
Rocket Dog Brands LLC (Delayed Draw) (f) (g) (j)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019	350	150	150	0.1%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	2,737	2,688	2,710	1.5%
SHI Holdings, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	818	573	573	0.3%
SNI Companies (l)	Services: Business	L+10.00%	11.00%	12/31/2018	6,852	6,743	6,842	3.7%
SNI Companies (Revolver) (f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	125	125	0.1%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,600	3,537	3,400	1.8%
The Sandbox Group LLC (h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/2.00% PIK	2/23/2020	5,388	5,274	5,329	2.9%
The Sandbox Group LLC (Revolver) (f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/2.00% PIK	2/23/2020	1,250	1,243	1,243	0.7%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% Cash/7.92% PIK (r)	12/23/2019	3,068	3,017	3,040	1.6%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	-	-	0.0%
TRG, LLC (CapEx) (f)	Hotels, Gaming & Leisure	L+12.00%	11.00% Cash/2.00% PIK	12/23/2019	919	653	649	0.3%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,330	1,287	1,207	0.6%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,211	6,093	6,236	3.4%
Vacation Innovations, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	342	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,419	6,342	6,425	3.5%
Yandy Holding, LLC (Revolver) (f)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					214,659	189,854	190,559	103.3%

Unitranche Loans
Accutest Corporation	Services: Business	L+9.50%	11.00%	6/5/2018	6,586	6,440	6,586	3.6%
Collaborative Neuroscience Network, LLC (m)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,058	6,968	6,733	3.6%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,437	8,393	5,358	2.9%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (s)	5/7/2019	5,207	5,101	4,730	2.6%
Incipio Technologies, Inc. (n)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,669	15,008	8.1%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,223	4,177	4,223	2.3%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	6,655	6,555	6,562	3.6%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	7,429	7,301	7,295	3.9%
Playtime, LLC (m)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,677	5,627	5,070	2.8%
TPP Acquisition, Inc. (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	6,835	6,769	2,990	1.6%
TPP Acquisition, Inc. (Revolver) (o)	Retail	L+11.00%	4.50% Cash/8.00% PIK	12/17/2017	2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (Delayed Draw) (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	3,429	3,429	1,500	0.8%
Total Unitranche Loans					78,571	77,464	68,090	36.9%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,555	5,538	3.0%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,691	5,532	3.0%
Education Corporation of America	Services: Consumer	L+11.00%	11.60%	12/31/2018	5,833	5,698	5,854	3.2%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,810	4,700	2.5%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,384	4,016	2.2%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,455	5,339	2.9%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020	10,101	9,919	10,060	5.4%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,942	3,948	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,988	2,950	1.6%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,953	5,000	2.7%
Rocket Dog Brands LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	1,673	1,673	570	0.3%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,952	4,956	2.7%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,928	4,925	2.7%
Total Junior Secured Loans					66,083	64,948	63,388	34.3%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (p)	Banking, Finance, Insurance & Real Estate	-	-	(t)	10/9/2024	-	-	353	0.2%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	(t)	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	(t)	12/27/2022	-	-	147	0.1%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	(t)	-	-	-	449	0.2%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%		-	-	8,125	8,345	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (k) (p)	Media: Advertising, Printing & Publishing	-	-	(t)	9/18/2025	-	-	108	0.1%
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	(t)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	(t)	12/17/2022	-	-	450	0.2%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	(t)	-	-	200	64	0.0%
Rocket Dog Brands LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	(t)	-	-	-	-	0.0%
Rocket Dog Brands LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK	(u)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	(t)	-	-	1,093	8,184	4.4%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	(t)	1/6/2024	-	-	-	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity) (p)	Media: Advertising, Printing & Publishing	-	-	(t)	-	-	-	277	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	(t)	-	-	86	90	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	(t)	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (o)	Retail	-	-	(t)	-	-	-	-	0.0%
Total Equity Securities						-	10,472	19,054	10.3%
TOTAL INVESTMENTS							$342,738	$341,091	184.8%

______________________________

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $184,535 as of December 31, 2015.
(e)	A portion of this loan (principal of $4,679) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at December 31, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,532) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(k)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2015, non-qualifying assets totaled 1.60% of the Company’s total assets.
(l)	A portion of this loan (principal of $4,394) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(n)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(o)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% percent of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(p)	Represents less than 5% ownership of the portfolio company’s voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(s)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(t)	Represents a non-income producing security.
(u)	This position includes a PIK dividend and is currently on non-accrual status.

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2016, MRCC SBIC had $20,000 in regulatory and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75,000 in SBA-guaranteed debentures. See Note 7 for additional information.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the three months ended March 31, 2016 and 2015, interest income included $331 and $567 of prepayment and amendment fees, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2016 and 2015, the Company recorded dividend income of $1,862 and zero, respectively.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,227 and $6,340 as of March 31, 2016 and December 31, 2015, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2016 and 2015 totaled $1,146 and $918, respectively. For the three months ended March 31, 2016 and 2015, interest income included $365 and $198 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2016 and 2015, interest income included $377 and $267 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2016 and 2015, interest income included $370 and $530 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. During the three months ended March 31, 2016, the Company placed its loan investments in TPP Acquisition, Inc. on non-accrual status. Prior to placing TPP Acquisition Inc. on non-accrual status there were no other loan investments on non-accrual status. The Company’s preferred unit investment in Rocket Dog Brands LLC, which has a stated PIK interest rate, continues to remain on non-accrual status, and no dividend income was recorded related to this investment for the three months ended March 31, 2016 and 2015. The fair value of the Company’s investments on non-accrual status totaled $7,438 and zero at March 31, 2016 and December 31, 2015, respectively.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2016 and December 31, 2015, the Company had deferred financing costs of $3,387 and $3,569, respectively. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2016 and 2015 was $182 and $167, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of March 31, 2016 and December 31, 2015, other assets on the consolidated statements of assets and liabilities included $383 and $358, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2016 and 2015, $87 and $3 were recorded within general and administrative expenses on the consolidated statements of operations for U.S. federal excise tax, respectively. As of March 31, 2016 and December 31, 2015, payables for excise taxes of zero and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2016. The 2012 through 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company has adopted ASU 2015-02 and the adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. The Company has adopted ASU 2015-03 and the revised presentation is reflected in the Company’s consolidated financial statements for the periods presented.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2016		December 31, 2015
Amortized Cost:
Senior secured loans	$206,282	60.0%	$189,854	55.4%
Unitranche loans	59,567	17.3	77,464	22.6
Junior secured loans	67,252	19.6	64,948	19.0
Equity securities	10,472	3.1	10,472	3.0
Total	$343,573	100.0%	$342,738	100.0%

	March 31, 2016		December 31, 2015
Fair Value:
Senior secured loans	$202,268	58.9%	$190,559	55.9%
Unitranche loans	55,560	16.2	68,090	20.0
Junior secured loans	64,475	18.8	63,388	18.6
Equity securities	21,165	6.1	19,054	5.5
Total	$343,468	100.0%	$341,091	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2016		December 31, 2015
Amortized Cost:
West	$125,989	36.7%	$118,161	34.5%
Southeast	65,654	19.1	64,282	18.7
Northeast	58,964	17.2	63,131	18.4
Midwest	48,797	14.2	46,557	13.6
Southwest	37,502	10.9	38,325	11.2
International	6,667	1.9	5,842	1.7
Mid-Atlantic	—	—	6,440	1.9
Total	$343,573	100.0%	$342,738	100.0%

	March 31, 2016		December 31, 2015
Fair Value:
West	$119,335	34.7%	$112,390	33.0%
Southeast	67,149	19.5	65,823	19.3
Northeast	59,653	17.4	63,396	18.6
Midwest	48,383	14.1	46,103	13.5
Southwest	42,230	12.3	40,913	12.0
International	6,718	2.0	5,880	1.7
Mid-Atlantic	—	—	6,586	1.9
Total	$343,468	100.0%	$341,091	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2016		December 31, 2015
Amortized Cost:
Consumer Goods: Non-Durable	$50,297	14.6%	$50,662	14.8%
Healthcare & Pharmaceuticals	39,489	11.5	45,422	13.3
Hotels, Gaming & Leisure	30,149	8.8	19,404	5.7
Services: Business	30,064	8.8	35,522	10.4
Services: Consumer	26,094	7.6	26,540	7.7
Retail	22,860	6.7	22,634	6.6
Banking, Finance, Insurance & Real Estate	20,129	5.9	17,017	5.0
Construction & Building	19,695	5.7	18,959	5.5
Media: Broadcasting & Subscription	18,847	5.5	19,011	5.5
High Tech Industries	16,998	4.9	17,155	5.0
Aerospace & Defense	10,685	3.1	5,865	1.7
Energy: Oil & Gas	8,847	2.6	8,987	2.6
Automotive	8,397	2.4	8,393	2.4
Metals & Mining	6,943	2.0	7,432	2.2
Media: Advertising, Printing & Publishing	6,667	1.9	12,359	3.6
Beverage, Food & Tobacco	5,724	1.7	5,691	1.7
Wholesale	5,029	1.5	5,101	1.5
Media: Diversified & Production	4,930	1.4	4,928	1.4
Consumer Goods: Durable	4,146	1.2	4,177	1.2
Chemicals, Plastics & Rubber	3,944	1.1	3,942	1.2
Containers, Packaging & Glass	3,639	1.1	3,537	1.0
Total	$343,573	100.0%	$342,738	100.0%

	March 31, 2016		December 31, 2015
Fair Value:
Healthcare & Pharmaceuticals	$48,938	14.2%	$53,677	15.7%
Consumer Goods: Non-Durable	47,936	14.0	49,006	14.4
Services: Business	30,877	9.0	36,215	10.6
Hotels, Gaming & Leisure	30,239	8.8	19,510	5.7
Services: Consumer	26,653	7.8	27,106	7.9
Banking, Finance, Insurance & Real Estate	20,631	6.0	17,230	5.1
Construction & Building	19,693	5.7	18,867	5.5
Media: Broadcasting & Subscription	18,787	5.5	18,641	5.5
Retail	17,753	5.2	17,026	5.0
High Tech Industries	15,798	4.6	16,006	4.7
Aerospace & Defense	11,698	3.4	6,489	1.9
Energy: Oil & Gas	8,796	2.5	9,077	2.7
Metals & Mining	6,998	2.0	7,396	2.2
Media: Advertising, Printing & Publishing	6,718	2.0	12,729	3.7
Beverage, Food & Tobacco	5,286	1.5	5,532	1.6
Automotive	5,227	1.5	5,358	1.6
Media: Diversified & Production	4,875	1.4	4,925	1.4
Wholesale	4,681	1.4	4,730	1.4
Consumer Goods: Durable	4,186	1.2	4,223	1.2
Chemicals, Plastics & Rubber	4,000	1.2	3,948	1.2
Containers, Packaging & Glass	3,698	1.1	3,400	1.0
Total	$343,468	100.0%	$341,091	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 6.00% and 16.00% at March 31, 2016 and 6.00% and 18.92% at December 31, 2015. The maturity dates on the loans outstanding at March 31, 2016 range between May 2016 and July 2023. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of March 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$202,268	$202,268
Unitranche loans	—	—	55,560	55,560
Junior secured loans	—	—	64,475	64,475
Equity securities	—	—	21,165	21,165
Total Investments	$—	$—	$343,468	$343,468

Secured borrowings	$—	$—	$2,248	$2,248

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three months ended March 31, 2016 and 2015:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications	6,525	(6,525)	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	989	(339)	(1,219)	2,111	1,542	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost (1)	18,271	1,114	7,666	—	27,051	—
Proceeds from principal payments and sales on investments (2)	(14,076)	(6,780)	(5,360)	(587)	(26,803)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(28)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(200)
Balance as of March 31, 2016	$202,268	$55,560	$64,475	$21,165	$343,468	$2,248

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008
Net change in unrealized appreciation (depreciation) on investments	(160)	(1,100)	(92)	1,022	(330)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	33,840	2,147	59	1,094	37,140	—
Proceeds from principal payments and sales on investments (2)	(9,181)	(8,517)	—	—	(17,698)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(39)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(150)
Balance as of March 31, 2015	$148,660	$89,165	$10,770	$4,052	$252,647	$3,819

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

 The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2016 and 2015, attributable to Level 3 investments still held at March 31, 2016 and 2015, was $2,067 and ($9), respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three months ended March 31, 2016 and 2015, attributable to Level 3 investments still held at March 31, 2016 and 2015, was $28 and $39, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2016 and 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2016 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average		Minimum		Maximum
Assets:
Senior secured loans	$181,998		Discounted cash flow	EBITDA multiples	6.3	x	2.3	x	11.0	x
				Market yields	12.2%		6.5%		21.0%
Senior secured loans	1,408		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Senior secured loans	7,438		Enterprise value	EBITDA multiples	4.0	x	3.5	x	4.5	x
Unitranche loans	50,333		Discounted cash flow	EBITDA multiples	5.9	x	4.5	x	7.3	x
				Market yields	14.1%		9.0%		22.3%
Unitranche loans	5,227		Combination of discounted cash flow and enterprise value	EBITDA multiples	4.5	x	4.0	x	5.0	x
				Market yields	30.6%		27.6%		33.7%
Junior secured loans	24,577		Discounted cash flow	EBITDA multiples	7.3	x	3.5	x	9.5	x
				Market yields	11.8%		10.1%		13.0%
Junior secured loans	91		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	8,389		Discounted cash flow	EBITDA multiples	3.8	x	3.5	x	4.0	x
				Market yields	15.0%		14.5%		15.5%
Equity securities	12,776		Enterprise value	EBITDA multiples	3.2	x	2.3	x	9.5	x
Total Level 3 Assets	$292,237	(1)

Liabilities:
Secured borrowings	$2,248		Discounted cash flow	Market yields	10.2%		3.5%		11.2%

(1)	Excludes loans of $51,231 fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average		Minimum		Maximum
Assets:
Senior secured loans	$163,078		Discounted cash flow	EBITDA multiples	6.2	x	2.3	x	11.0	x
				Market yields	12.3%		6.5%		21.0%
Senior secured loans	1,182		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Unitranche loans	49,620		Discounted cash flow	EBITDA multiples	6.1	x	4.8	x	7.3	x
				Market yields	13.6%		9.0%		19.6%
Unitranche loans	5,358		Combination of discounted cash flow and enterprise value	EBITDA multiples	4.3	x	4.0	x	4.5	x
				Market yields	29.7%		26.7%		32.6%
Unitranche loans	6,526		Enterprise value	EBITDA multiples	3.5	x	3.0	x	4.0	x
Junior secured loans	19,862		Discounted cash flow	EBITDA multiples	6.8	x	3.5	x	9.5	x
				Market yields	12.2%		10.5%		13.0%
Junior secured loans	570		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	8,345		Discounted cash flow	EBITDA multiples	3.8	x	3.5	x	4.0	x
				Market yields	15.0%		14.5%		15.5%
Equity securities	10,709		Enterprise value	EBITDA multiples	3.3	x	2.3	x	9.5	x
Total Level 3 Assets	$265,250	(1)

Liabilities:
Secured borrowings	$2,476		Discounted cash flow	Market yields	9.0%		3.6%		10.4%

(1)	Excludes loans of $75,841 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

  Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $40,000 and $40,000, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to our investments with affiliates for the three months ended March 31, 2016 and 2015 were as follows:

Portfolio Company	Fair value at December 31, 2015	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at March 31, 2016	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$11,692	$488	$—	$46	$14	$—	$506	$12,746	$344	$—
Rockdale Blackhawk LLC	21,903	—	(1,099)	—	45	—	1,662	22,511	471	1,612
Rocket Dog Brands LLC	1,752	194	—	89	—	—	(536)	1,499	114	—
Summit Container Corporation	3,400	137	(51)	10	6	—	196	3,698	144	—
Total non-controlled affiliate company investments	$38,747	$819	$(1,150)	$145	$65	$—	$1,828	$40,454	$1,073	$1,612
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,525	$340	$—	$—	$—	$—	$573	$7,438	$—	$—
Total controlled affiliate company investments	$6,525	$340	$—	$—	$—	$—	$573	$7,438	$—	$—

Portfolio Company	Fair value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at March 31, 2015	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$10,163	$—	$—	$38	$10	$—	$71	$10,282	$287	$—
Rockdale Blackhawk LLC	—	13,353	—	—	—	—	—	13,353	5	—
Rocket Dog Brands LLC	2,454	—	—	53	—	—	(71)	2,436	78	—
Summit Container Corporation	3,979	—	(49)	—	5	—	283	4,218	120	—
Total non-controlled affiliate company investments	$16,596	$13,353	$(49)	$91	$15	$—	$283	$30,289	$490	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,621	$—	$—	$34	$7	$—	$15	$6,677	$250	$—
Total controlled affiliate company investments	$6,621	$—	$—	$34	$7	$—	$15	$6,677	$250	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three months ended March 31, 2016 and 2015 was $1,500 and $1,068, respectively.

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

Incentive fees for the three months ended March 31, 2016 and 2015 were $1,740 and $1,042, respectively. Incentive fees for the three months ended March 31, 2016 consisted of part one incentive fees (based on net investment income) of $1,505 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $235. Incentive fees for the three months ended March 31, 2015 consisted solely of part one incentive fees (based on net investment income) of $1,042. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management.   For the three months ended March 31, 2016 and 2015, the Company incurred $786 and $666, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $328 and $271, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2016 and December 31, 2015, $328 and $249, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2016 and December 31, 2015, the Company had accounts payable to members of the Board of $35 and $74, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of March 31, 2016 and December 31, 2015, we had $134,700 and $123,700 outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of March 31, 2016, the maximum amount we were able to borrow under the revolving credit facility is $160,000 and this maximum borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth exceeds $225,000 or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of March 31, 2016 and December 31, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2016 and March 31, 2015 was 3.5% and 3.5%, respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the three months ended March 31, 2016 and March 31, 2015 was 0.5% and 0.5%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) a minimum consolidated total net assets at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter or (b) $120.0 million plus 65% of the net proceeds to us from sales of our securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.1 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

The Company’s revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of March 31, 2016 and December 31, 2015, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

As of March 31, 2016 and December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225,000 in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40,000 in borrowings. Pursuant to the increase in the family of funds limitation, the Company submitted a commitment application to the SBA and on April 13, 2016 were approved for $75,000 in additional SBA-guaranteed debentures for MRCC SBIC. In order for MRCC SBIC to gain access to the entirety of the $75,000 in SBA-guaranteed debentures, the Company would be required to contribute to MRCC SBIC an additional $37,500 in leveragable and regulatory capital.

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

As of March 31, 2016, secured borrowings at fair value totaled $2,248 and the fair value of the loans that are associated with these secured borrowings was $11,416. As of December 31, 2015, secured borrowings at fair value totaled $2,476 and the fair value of the loans that are associated with these secured borrowings was $11,803. These secured borrowings were created as a result of the Company’s completion of partial loan sales of three unitranche loan assets totaling $10,000 during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, repayments on secured borrowings totaled $200 and $150, respectively. The weighted average interest rate on our secured borrowings was approximately 5.9% as of March 31, 2016.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended March 31,
	2016	2015
Interest expense – revolving credit facility	$1,128	$706
Interest expense – SBA debentures	326	162
Amortization of deferred financing costs	182	167
Interest expense – secured borrowings	37	56
Other	18	12
Total interest and other debt financing expenses	$1,691	$1,103

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
Total distributions declared			$0.35	$4,553	—	$—	20,144	$277

Three months ended March 31, 2015:
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	—	$—	16,057	$238
Total distributions declared			$0.35	$3,371	—	$—	16,057	$238

Note 9. Stock Issuances and Repurchases

Stock Issuances:   On February 6, 2015, the Company entered into an ATM securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the three months ended March 31, 2016, the Company did not sell any shares of its common stock. During the three months ended March 31, 2015, the Company sold 114,451 shares at an average price of $14.75 per share for aggregate proceeds, net of offering and underwriting costs, of $1,684.

Note 10. Commitments and Contingencies

Commitments: As of March 31, 2016 and December 31, 2015, the Company had $20,526 and $20,703, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Per share data:
Net asset value at beginning of period	$14.19	$14.05
Net investment income (1)	0.44	0.44
Net gain (loss) on investments and secured borrowings (1)	0.17	(0.03)
Net increase in net assets from operations (1)	0.61	0.41
Stockholder distributions (2)	(0.35)	(0.35)
Other (3)	—	—
Net asset value at end of period	$14.45	$14.11

Net assets at end of period	$187,926	$135,927
Shares outstanding at end of period	13,008,007	9,632,361
Per share market value at end of period	$13.85	$14.73
Total return based on market value (4)	8.50%	4.28%
Total return based on net asset value (5)	4.30%	2.90%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	15.32%	14.72%
Ratio of interest and other debt financing expenses to average net assets (7)	3.65%	3.28%

Ratio of expenses (without incentive fees) to average net assets (7)	8.67%	8.55%
Ratio of incentive fees to average net assets (8)	0.93%	0.77%
Ratio of total expenses to average net assets (6)	9.60%	9.32%
Average debt outstanding	$162,085	$103,727
Average debt outstanding per share	$12.46	$10.85
Portfolio turnover (8)	7.69%	7.28%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2016 and 2015, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (excluding the impact of dividends paid). Total returns based on net asset value covering less than a full period are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us,” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2016. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

·	our future operating results;

·	our business prospects and the prospects of our prospective portfolio companies;

·	the dependence of our future success on the general economy and its impact on the industries in which we invest;

·	the impact of a protracted decline in the liquidity of credit markets on our business;

·	the impact of increased competition;

·	the impact of fluctuations in interest rates on our business and our portfolio companies;

·	our contractual arrangements and relationships with third parties;

·	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

·	the ability of our prospective portfolio companies to achieve their objectives;

·	our expected financings and investments;

·	the adequacy of our cash resources and working capital;

·	the ability of our Monroe Capital BDC Advisors, LLC (“MC Advisors”) to locate suitable investments for us and to monitor our investments; and

·	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our shares are currently listed on the NASDAQ Global Select Market under the symbol “MRCC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2016, our portfolio included approximately 58.9% senior secured debt, 16.2% unitranche secured debt, 18.8% junior secured debt and 6.1% equity securities, compared to December 31, 2015, when our portfolio consisted of 55.9% senior secured debt, 20.0% unitranche secured debt, 18.6% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2016, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA-guaranteed debentures. See “SBA Debentures” below for more information.

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

Expenses

Our primary operating expenses include the payment of fees to MC Advisors under the Investment Advisory and Management Agreement (management and incentive fees), and the payment of fees to Monroe Capital Management Advisors, LLC (“MC Management”) for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our revolving credit facility, our SBA-guaranteed debentures and our secured borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions.

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

Portfolio and Investment Activity

During the three months ended March 31, 2016, we invested $4.9 million in one new portfolio company and $21.4 million in 13 existing portfolio companies and had $26.8 million in aggregate amount of sales and principal repayments, resulting in net repayments of $0.5 million for the period.

During the three months ended March 31, 2015, we invested $30.5 million in four new portfolio companies and $5.9 million in five existing portfolio companies and had $17.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $18.7 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	March 31, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$202,268	58.9%	9.7%	9.7%
Unitranche loans	55,560	16.2	10.4	11.0
Junior secured loans	64,475	18.8	9.8	9.8
Equity securities	21,165	6.1	10.8	10.8
Total	$343,468	100.0%	9.9%	10.0%

	December 31, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$190,559	55.9%	10.4%	10.4%
Unitranche loans	68,090	20.0	10.7	12.0
Junior secured loans	63,388	18.6	9.4	9.4
Equity securities	19,054	5.5	10.8	10.8
Total	$341,091	100.0%	10.3%	10.6%

(1)	Based upon the par value of our debt investments and the cost basis of our preferred equity investments.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Healthcare & Pharmaceuticals	$48,938	14.2%	$53,677	15.7%
Consumer Goods: Non-Durable	47,936	14.0	49,006	14.4
Services: Business	30,877	9.0	36,215	10.6
Hotels, Gaming & Leisure	30,239	8.8	27,106	7.9
Services: Consumer	26,653	7.8	19,510	5.7
Banking, Finance, Insurance & Real Estate	20,631	6.0	17,026	5.0
Construction & Building	19,693	5.7	18,867	5.5
Media: Broadcasting & Subscription	18,787	5.5	17,230	5.1
Retail	17,753	5.2	4,925	1.4
High Tech Industries	15,798	4.6	16,006	4.7
Aerospace & Defense	11,698	3.4	12,729	3.7
Energy: Oil & Gas	8,796	2.5	9,077	2.7
Metals & Mining	6,998	2.0	7,396	2.2
Media: Advertising, Printing & Publishing	6,718	2.0	6,489	1.9
Beverage, Food & Tobacco	5,286	1.5	5,532	1.6
Automotive	5,227	1.5	5,358	1.6
Media: Diversified & Production	4,875	1.4	4,730	1.4
Wholesale	4,681	1.4	4,223	1.2
Consumer Goods: Durable	4,186	1.2	18,641	5.5
Chemicals, Plastics & Rubber	4,000	1.2	3,948	1.2
Containers, Packaging & Glass	3,698	1.1	3,400	1.0
Total	$343,468	100.0%	$341,091	100.0%

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

 The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	304,963	88.8
3	31,067	9.0
4	7,438	2.2
5	—	—
Total	$343,468	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	315,358	92.5
3	19,208	5.6
4	6,525	1.9
5	—	—
Total	$341,091	100.0%

Results of Operations

Operating results were as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Total investment income	$11,539	$8,081
Total expenses	5,752	3,914
Net investment income	5,787	4,167
Net realized gain (loss) on investments	587	—
Net change in unrealized appreciation (depreciation) on investments	1,542	(330)
Net change in unrealized (appreciation) depreciation on secured borrowings	28	39
Net increase (decrease) in net assets resulting from operations	$7,944	$3,876

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest income	$8,604	$7,049
Dividend income	1,862	—
Fee income	331	567
Prepayment gain (loss)	377	267
Accretion of discounts and amortization of premium	365	198
Total investment income	$11,539	$8,081

 The increase in investment income of $3.5 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily due to increases in average outstanding loan balances and increases in dividend income.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest and other debt financing expenses	$1,691	$1,103
Base management fees	1,500	1,068
Incentive fees	1,740	1,042
Professional fees	207	238
Administrative service fees	328	271
General and administrative expenses	251	157
Directors fees	35	35
Total operating expenses	$5,752	$3,914

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest expense – revolving credit facility	$1,128	$706
Interest expense – SBA debentures	326	162
Amortization of deferred financing costs	182	167
Interest expense – secured borrowings	37	56
Other	18	12
Total interest and other debt financing expenses	$1,691	$1,103

The increase in expenses of $1.8 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. Increases in interest expense also contributed to the increase in expenses during the three months ended March 31, 2016 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2016 and 2015, we had sales of investments of $0.6 million and zero, respectively, resulting in net realized gain (loss) on investments of $0.6 million and zero of realized gains (losses), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended March 31, 2016 and 2015, our investments had $1.5 million and ($0.3) million of net change in unrealized appreciation (depreciation), respectively. For the three months ended March 31, 2016 and 2015, our secured borrowings had $0.03 million and $0.04 million of net change in unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2016 and 2015, the net increase in net assets from operations was $7.9 million and $3.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2016 and 2015, our per share net increase in net assets resulting from operations was $0.61 and $0.41, respectively. The $4.1 million increase during the three months ended March 31, 2016, as compared to three months ended March 31, 2015, is the result of a $1.6 million increase in net investment income primarily due to portfolio growth and increases in dividend income and a $2.5 million increase in net gain (loss) on investments and secured borrowings, primarily due to net unrealized gains on the mark-to-market of our portfolio of investments.

Liquidity and Capital Resources

As of March 31, 2016, we had $5.8 million in cash, $14.7 million in cash at MRCC SBIC, $134.7 million of total debt outstanding on our revolving credit facility and $40.0 million in outstanding SBA-guaranteed debentures. We had $25.3 million available for additional borrowings on our revolving credit facility and zero in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the three months ended March 31, 2016 and 2015, we experienced a net increase (decrease) in cash of $0.5 million and ($0.8) million, respectively. For the three months ended March 31, 2016, operating activities provided $0.4 million, primarily as a result of net income from operations, partially offset by net cash outflows for the settlement of open trades. For the three months ended March 31, 2015, we used $15.1 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the three months ended March 31, 2016 and 2015, investing activities utilized $6.2 million and $3.7 million, respectively, due to changes in the restricted cash balance at MRCC SBIC. During the three months ended March 31, 2016, we generated $6.3 from financing activities primarily net borrowings on our revolving credit facility, partially offset by distributions to stockholders. During the three months ended March 31, 2015, we generated $18.0 from financing activities, principally from SBA-guaranteed debenture borrowings, net borrowings on our revolving credit facility and proceeds from shares sold under our ATM program, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 24, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of March 31, 2016 and December 31, 2015, we had 13,008,007 and 13,008,007 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the three months ended March 31, 2016, we did not make any sales of our common stock under the ATM program.

Borrowings

Revolving Credit Facility: As of March 31, 2016 and December 31, 2015, we had $134.7 million and $123.7 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of March 31, 2016, the maximum amount we were able to borrow under the revolving credit facility is $160.0 million and this maximum borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth exceeds $225.0 million or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of March 31, 2016 and December 31, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2016 and March 31, 2015 was 3.5% and 3.5%, respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the three months ended March 31, 2016 and March 31, 2015 was 0.5% and 0.5%, respectively.

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 70% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and our continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) a minimum consolidated total net assets at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter or (b) $120.0 million plus 65% of the net proceeds to us from sales of our securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.1 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of March 31, 2016, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding.

As of March 31, 2016 and December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, we submitted a commitment application to the SBA and on April 13, 2016 were approved for $75.0 million in additional SBA-guaranteed debentures for MRCC SBIC. In order for MRCC SBIC to gain access to the entirety of the $75.0 million in SBA-guaranteed debentures, we would be required to contribute to MRCC SBIC an additional $37.5 million in leveragable and regulatory capital.

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

As of March 31, 2016, secured borrowings at fair value totaled $2.2 million and the fair value of the loans that are associated with these secured borrowings was $11.4 million. As of December 31, 2015, secured borrowings at fair value totaled $2.5 million and the fair value of the loans that are associated with these secured borrowings was $11.8 million. These secured borrowings were created as a result of our completion of partial loan sales of three unitranche loan assets totaling $10.0 million during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, repayments on secured borrowings totaled $0.2 million and $0.2 million, respectively. The weighted average interest rate on our secured borrowings was approximately 5.9% and 5.8% as of March 31, 2016 and December 31, 2015, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2016 totaled $4.6 million ($0.35 per share). Distributions to stockholders for the three months ended March 31, 2015 totaled $3.4 million ($0.35 per share). The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2016 and 2015, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

·	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.

·	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

·	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

·	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of our Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2016 and December 31, 2015, we had $20.5 million and $20.7 million in outstanding commitments to fund investments under the underdrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experiences claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

·	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

·	preliminary valuation conclusions are then documented and discussed with senior management;

·	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once in every calendar year for each portfolio company investment, but are generally received quarterly;

·	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

·	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

Valuation of Secured Borrowings

We have elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for our secured borrowings, which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. We will consult with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

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

 While the Investment Advisory and Management Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the consolidated statement of asset and liabilities date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the three months ended March 31, 2016, we accrued $0.2 million in capital gains incentive fees. During the three months ended March 31, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 significantly changes the consolidation analysis required under GAAP and ends the deferral granted to investment companies from applying the variable interest entity guidance. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and early adoption is permitted. We have adopted ASU 2015-02 and the adoption did not have a material impact on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years that begin after December 15, 2015 and early adoption is permitted. We have adopted ASU 2015-03 and the revised presentation is reflected in our consolidated financial statements for the periods presented.

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

Assuming that the consolidated statement of financial condition as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(39)	$(337)	$298
Up 100 basis points	1,841	1,359	482
Up 200 basis points	4,962	2,729	2,233
Up 300 basis points	8,096	4,100	3,996

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2016	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: May 10, 2016	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

