Form 10-Q
period 2016-06-30
MONROE CAPITAL Corp
filed 2016-08-08
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the registrant had 16,573,007 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)

ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$293,578	$295,819
Non-controlled affiliate company investments	41,880	38,747
Controlled affiliate company investments	7,350	6,525
Total investments, at fair value (cost of: $343,454 and $342,738, respectively)	342,808	341,091
Cash	5,483	5,278
Restricted cash	8,139	8,588
Interest receivable	2,041	1,606
Other assets	579	747
Total assets	359,050	357,310

LIABILITIES
Debt:
Revolving credit facility	127,200	123,700
SBA debentures payable	40,000	40,000
Total debt	167,200	163,700
Less: Unamortized deferred financing costs	(4,037)	(3,569)
Total debt less unamortized deferred financing costs	163,163	160,131
Secured borrowings, at fair value (proceeds of: $2,258 and $2,535, respectively)	2,112	2,476
Payable for open trades	-	5,297
Interest payable	534	577
Management fees payable	1,504	1,503
Incentive fees payable	1,554	1,251
Accounts payable and accrued expenses	1,533	1,466
Directors fees payable	-	74
Total liabilities	170,400	172,775
Net assets	$188,650	$184,535

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 13,008 and 13,008 shares issued and outstanding, respectively	$13	$13
Capital in excess of par value	184,419	184,419
Undistributed net investment income (accumulated distributions in excess of net investment income)	4,719	1,692
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(501)	(1,589)
Total net assets	$188,650	$184,535

Net asset value per share	$14.50	$14.19

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$8,965	$8,363	$17,569	$15,704
Non-controlled affiliate company investments	1,092	962	2,165	1,452
Controlled affiliate company investments	10	194	10	444
Total interest income	10,067	9,519	19,744	17,600
Dividend income:
Non-controlled/non-affiliate company investments	250	-	500	-
Non-controlled affiliate company investments	801	-	2,413	-
Total dividend income	1,051	-	2,913	-
Total investment income	11,118	9,519	22,657	17,600

Operating expenses:
Interest and other debt financing expenses	1,773	1,251	3,464	2,354
Base management fees	1,504	1,188	3,004	2,256
Incentive fees	1,319	1,268	3,059	2,310
Professional fees	238	193	445	431
Administrative service fees	304	278	632	549
General and administrative expenses	182	231	433	388
Directors fees	39	39	74	74
Total expenses	5,359	4,448	11,111	8,362
Net investment income	5,759	5,071	11,546	9,238

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	-	-	587	-
Net realized gain (loss) on investments	-	-	587	-

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(261)	665	(1,120)	37
Non-controlled affiliate company investments	1,368	698	3,196	981
Controlled affiliate company investments	(1,648)	(1,339)	(1,075)	(1,324)
Net change in unrealized appreciation (depreciation) on investments	(541)	24	1,001	(306)

Net change in unrealized (appreciation) depreciation on secured borrowings	59	(31)	87	8

Net gain (loss) on investments and secured borrowings	(482)	(7)	1,675	(298)

Net increase (decrease) in net assets resulting from operations	$5,277	$5,064	$13,221	$8,940

Per common share data:
Net investment income per share - basic and diluted	$0.44	$0.43	$0.89	$0.87
Net increase in net assets resulting from operations per share - basic and diluted	$0.41	$0.43	$1.02	$0.84
Weighted average common shares outstanding - basic and diluted	13,008	11,718	13,008	10,646

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized	Accumulated net unrealized appreciation (depreciation) on investments and
	Number of shares	Par value	excess of par value	investment income)	gain (loss) on investments	secured borrowings	Total net assets
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$-	$(436)	$133,738
Net increase (decrease) in net assets resulting from operations	-	-	-	9,238	-	(298)	8,940
Issuance of common stock, net of offering and underwriting costs	2,932	2	41,535	-	-	-	41,537
Stockholder distributions paid	-	-	-	(7,728)	-	-	(7,728)
Balances at June 30, 2015	12,450	$12	$176,338	$871	$-	$(734)	$176,487

Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$-	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	-	-	-	11,546	587	1,088	13,221
Stockholder distributions paid	-	-	-	(8,519)	(587)	-	(9,106)
Balances at June 30, 2016	13,008	$13	$184,419	$4,719	$-	$(501)	$188,650

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,221	$8,940
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,001)	306
Net change in unrealized appreciation (depreciation) on secured borrowings	(87)	(8)
Net realized (gain) loss on investments	(587)	-
Payment-in-kind interest income	(830)	(1,040)
Net accretion of discounts and amortization of premiums	(754)	(479)
Proceeds from principal payments and sales of investments	47,383	59,111
Purchases of investments	(45,928)	(106,876)
Amortization of deferred financing costs	381	367
Changes in operating assets and liabilities:
Interest receivable	(435)	(332)
Other assets	168	313
Payable for open trades	(5,297)	18,102
Interest payable	(43)	151
Management fees payable	1	138
Incentive fees payable	303	128
Accounts payable and accrued expenses	67	264
Directors fees payable	(74)	-
Net cash provided by (used in) operating activities	6,488	(20,915)

Cash flows from investing activities:
Net change in restricted cash	449	154
Net cash provided by (used in) investing activities	449	154

Cash flows from financing activities:
Borrowings on credit facility	24,000	49,900
Repayments of credit facility	(20,500)	(82,500)
SBA debentures borrowings	-	20,000
Payments of deferred financing costs	(849)	(552)
Repayments on secured borrowings	(277)	(550)
Proceeds from shares sold, net of offering and underwriting costs	-	41,537
Stockholder distributions paid	(9,106)	(7,728)
Net cash provided by (used in) financing activities	(6,732)	20,107

Net increase (decrease) in cash	205	(654)
Cash, beginning of period	5,278	4,561
Cash, end of period	$5,483	$3,907

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$2,974	$1,855
Cash paid for excise taxes during the period	$167	$-

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2016

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021		5,955	$5,731	$5,776	3.1%
American Community Homes, Inc. (e)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019		7,667	7,529	7,694	4.1%
American Community Homes, Inc. (e)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019		4,122	4,053	4,183	2.2%
American Community Homes, Inc. (e)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	n/a	(w)	507	495	507	0.3%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021		2,903	2,811	1,749	0.9%
BCC Software, LLC (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019		2,735	2,708	2,681	1.4%
BCC Software, LLC (Revolver) (g)	High Tech Industries	L+8.00%	9.00%	6/20/2019		469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020		2,839	2,814	2,522	1.3%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020		5,450	5,368	5,404	2.9%
Cali Bamboo, LLC (Revolver) (g)	Construction & Building	L+8.50%	9.00%	7/10/2020		1,624	325	325	0.2%
Cornerstone Detention Products, Inc. (h)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019		4,002	3,953	3,837	2.0%
Cornerstone Detention Products, Inc. (Revolver) (g)	Construction & Building	L+9.50%	10.50%	4/8/2019		400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020		4,902	4,791	5,027	2.7%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020		441	441	452	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (g)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020		1,528	153	153	0.1%
Diesel Direct Holdings, Inc. (f)	Energy: Oil & Gas	L+7.00%	7.50%	2/17/2020		5,294	5,258	5,283	2.8%
EB Employee Solutions, LLC (f)	Services: Business	L+8.50%	10.00%	2/28/2019		3,420	3,365	3,352	1.8%
Familia Dental Group Holdings, LLC (f)	Healthcare & Pharmaceuticals	L+8.00%	8.50%	4/8/2021		5,466	5,395	5,471	2.9%
Familia Dental Group Holdings, LLC (Delayed Draw) (g) (i)	Healthcare & Pharmaceuticals	L+8.00%	8.50%	4/8/2021		519	218	218	0.1%
Familia Dental Group Holdings, LLC (Revolver) (g)	Healthcare & Pharmaceuticals	L+8.00%	8.50%	4/8/2021		573	-	-	0.0%
G&M Opco LLC (f)	Construction & Building	L+7.50%	8.00%	6/23/2020		3,088	3,023	3,047	1.6%
InMobi Pte, Ltd. (Delayed Draw) (g) (i) (j)	Media: Advertising, Printing & Publishing	L+10.17%	10.86%	9/1/2018		10,000	6,667	6,630	3.5%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020		14,196	13,872	14,459	7.7%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (q)	12/20/2018		3,500	3,450	3,341	1.8%
Landpoint, LLC (Revolver) (g)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018		313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019		6,603	6,495	6,603	3.5%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019		3,953	3,899	3,924	2.1%
Luxury Optical Holdings Co. (Revolver) (g)	Retail	L+8.00%	9.00%	9/12/2019		273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+12.50%	10.50% Cash/3.00% PIK	3/24/2021		6,093	6,024	6,075	3.2%
Miles Media Group LLC (Delayed Draw) (g) (i)	Hotels, Gaming & Leisure	L+12.50%	10.50% Cash/3.00% PIK	3/24/2021		1,455	-	-	0.0%
Miles Media Group LLC (Revolver) (g)	Hotels, Gaming & Leisure	L+12.50%	10.50% Cash/3.00% PIK	3/24/2021		320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.75%	5/13/2019		5,286	5,205	5,260	2.8%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018		12,349	12,259	12,386	6.6%
PD Products, LLC (Revolver) (g)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018		2,500	275	275	0.1%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020		4,739	4,650	4,749	2.5%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020		4,869	4,775	4,806	2.5%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (g)	Services: Consumer	L+8.50%	9.50%	7/1/2020		354	-	-	0.0%
Precision Toxicology, LLC (f)	Healthcare & Pharmaceuticals	L+11.50%	10.00% Cash/2.00% PIK	3/24/2020		4,336	4,269	4,331	2.3%
Rockdale Blackhawk, LLC (e)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020		11,565	10,656	11,519	6.1%
Rockdale Blackhawk, LLC (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020		1,849	-	-	0.0%
Rockdale Blackhawk, LLC (Capex) (e)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020		597	597	595	0.3%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019		1,033	1,033	763	0.4%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019		390	385	371	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	17.00%	9/30/2016		200	195	200	0.1%
SHI Holdings, Inc. (f)	Healthcare & Pharmaceuticals	L+9.25%	9.71%	7/10/2019		2,625	2,585	2,508	1.3%
SHI Holdings, Inc. (Revolver) (g)	Healthcare & Pharmaceuticals	L+9.25%	9.71%	7/10/2019		955	930	889	0.5%
Shields Land Company of Georgia, LLC	Banking, Finance, Insurance & Real Estate	L+9.50%	9.96%	12/28/2017		2,450	2,413	2,413	1.3%
SNI Companies (k)	Services: Business	L+8.00%	9.00%	12/31/2018		5,832	5,754	5,829	3.1%
SNI Companies (Revolver) (g)	Services: Business	L+8.00%	9.00%	12/31/2018		1,250	-	-	0.0%
Summit Container Corporation (e) (f)	Containers, Packaging & Glass	L+11.00%	11.00% Cash/2.00% PIK	1/6/2019		3,691	3,621	3,606	1.9%
Synergy Environmental Corporation (Solterra) (f)	Environmental Industries	L+8.00%	8.50%	4/29/2021		3,170	3,107	3,178	1.7%
Synergy Environmental Corporation (Solterra) (f)	Environmental Industries	L+8.00%	8.50%	4/29/2021		530	525	531	0.3%
Synergy Environmental Corporation (Solterra) (Delayed Draw) (g) (i)	Environmental Industries	L+8.00%	8.50%	4/29/2018		1,342	-	-	0.0%
Synergy Environmental Corporation (Solterra) (Revolver) (g)	Environmental Industries	L+8.00%	8.50%	4/29/2021		671	54	54	0.0%
TPP Acquisition, Inc. (l)	Retail	L+11.00%	10.50% Cash/2.00% PIK (r)	12/17/2017		6,835	6,769	2,987	1.6%
TPP Acquisition, Inc. (Revolver) (l)	Retail	L+11.00%	4.50% Cash/8.00% PIK (r)	12/17/2017		2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (g) (i) (l)	Retail	L+11.00%	4.00% Cash/8.50% PIK (r)	12/17/2017		3,400	1,900	830	0.4%
TPP Acquisition, Inc. (Delayed Draw) (l)	Retail	L+11.00%	10.50% Cash/2.00% PIK (r)	12/17/2017		3,429	3,429	1,498	0.8%
TRG, LLC	Hotels, Gaming & Leisure	L+11.51%	8.00% Cash/4.01% PIK (s)	3/31/2021		11,756	11,711	11,756	6.2%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.00%	3/31/2021		131	131	131	0.1%
TRG, LLC (CapEx) (g)	Hotels, Gaming & Leisure	L+9.50%	8.00% Cash/2.00% PIK	3/31/2021		1,601	798	801	0.4%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021		1,181	1,145	1,172	0.6%
Vacation Innovations, LLC (m)	Hotels, Gaming & Leisure	L+8.50%	7.50% Cash/1.50% PIK	8/20/2020		11,004	10,804	11,081	5.9%
Vacation Innovations, LLC (Revolver) (g)	Hotels, Gaming & Leisure	L+8.50%	7.50% Cash/1.50% PIK	8/20/2020		342	-	-	0.0%
Vacation Innovations, LLC (Delayed Draw) (g) (i)	Hotels, Gaming & Leisure	L+8.50%	7.50% Cash/1.50% PIK	8/20/2020		2,037	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019		5,840	5,778	5,735	3.0%
Yandy Holding, LLC (Revolver) (g)	Retail	L+9.00%	10.00%	9/30/2019		907	-	-	0.0%
Total Senior Secured Loans						233,691	206,626	201,002	106.5%

Unitranche Loans
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017		7,058	6,977	6,129	3.2%
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	n/a	12.00% Cash/3.00% PIK	10/31/2016		282	282	282	0.1%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017		8,438	8,400	4,350	2.3%
Gracelock Industries, LLC	Wholesale	L+13.74%	11.00% Cash/4.24% PIK (t)	5/7/2019		5,048	4,958	4,636	2.5%
Incipio Technologies, Inc. (o)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019		15,000	14,704	14,910	8.0%
MooreCo, Inc.	Consumer Goods: Durable	L+14.50%	13.50% Cash/2.50% PIK	12/27/2017		3,700	3,670	3,700	2.0%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018		6,678	6,592	6,588	3.5%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018		8,489	8,355	8,557	4.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+8.50%	9.00% Cash/1.00% PIK	12/31/2021		5,400	5,364	4,768	2.5%
Total Unitranche Loans						60,093	59,302	53,920	28.6%

Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.00%	8/2/2022		5,000	4,930	4,970	2.6%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019		8,594	8,149	8,186	4.3%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021		5,792	5,757	5,503	2.9%
Education Corporation of America	Services: Consumer	L+11.00%	11.63%	12/31/2018		5,000	4,901	5,007	2.7%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023		5,000	4,821	4,825	2.6%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021		4,500	4,392	3,960	2.1%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022		5,590	5,465	5,450	2.9%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020		10,178	10,010	10,381	5.5%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022		4,000	3,945	3,936	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020		3,000	2,996	2,985	1.6%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020		1,800	1,800	14	0.0%
Sterling Merger Sub Corp.	Services: Business	L+7.75%	8.75%	6/19/2023		5,000	4,954	4,800	2.5%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022		5,000	4,933	4,938	2.6%
Total Junior Secured Loans						68,454	67,053	64,955	34.4%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (e)	Banking, Finance, Insurance & Real Estate	-	-	(u)	10/9/2024	-	-	921	0.5%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	(u)	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	(u)	12/27/2022	-	-	-	0.0%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	(u)	-	-	-	485	0.3%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%		-	-	8,125	8,433	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (j) (p)	Media: Advertising, Printing & Publishing	-	-	(u)	9/18/2025	-	-	107	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	(u)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	(u)	12/17/2022	-	-	794	0.4%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	(u)	-	-	200	8	0.0%
Rocket Dog Brands, LLC - Common Units (75,502 units) (e)	Consumer Goods: Non-Durable	-	-	(u)	-	-	-	-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units) (e)	Consumer Goods: Non-Durable	-	15.00% PIK	(v)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (e)	Healthcare & Pharmaceuticals	-	-	(u)	-	-	1,093	11,507	6.1%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (e)	Containers, Packaging & Glass	-	-	(u)	1/6/2024	-	-	-	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	(u)	-	-	87	89	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	(u)	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (l)	Retail	-	-	(u)	-	-	-	-	0.0%
Total Equity Securities							10,473	22,931	12.2%
TOTAL INVESTMENTS							$343,454	$342,808	181.7%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $188,650 as of June 30, 2016.
(e)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(f)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(g)	All or a portion of this commitment was unfunded at June 30, 2016. As such, interest is earned only on the funded portion of this commitment.
(h)	A portion of this loan (principal of $2,401) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(j)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2016, non-qualifying assets totaled 1.88% of the Company's total assets.
(k)	A portion of this loan (principal of $3,740) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(l)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(m)	A portion of this loan (principal of $4,859) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains on the Consolidated Schedule of Investments.
(o)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(p)	Represents less than 5% ownership of the portfolio company's voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	This position is currently on non-accrual status.
(s)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.01% per annum and is subject to an estimated minimum payment upon termination of $1,407.
(t)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.
(u)	Represents a non-income producing security.
(v)	This position includes a PIK dividend and is currently on non-accrual status.
(w)	This is a demand note with no stated maturity.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021	5,985	$5,746	$5,746	3.1%
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,338	11,229	11,253	6.1%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	-	-	0.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,511	7,398	4.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	4,029	3,951	3,941	2.1%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,918	2,818	1,984	1.1%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,817	2,785	2,776	1.5%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,919	2,892	2,737	1.4%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	4,179	4,101	4,093	2.2%
Cali Bamboo, LLC (Revolver) (f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,624	1,039	1,039	0.6%
Cornerstone Detention Products, Inc. (i)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,221	4,161	3,969	2.2%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,236	5,106	5,278	2.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	453	453	456	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	306	306	0.2%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,363	5,299	5,443	2.9%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,470	3,406	3,399	1.8%
G&M Opco LLC (h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,169	3,096	3,109	1.7%
InMobi Pte, Ltd. (Delayed Draw) (f) (j) (k)	Media: Advertising, Printing & Publishing	L+10.17%	10.50%	9/1/2018	10,000	5,842	5,772	3.1%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020	15,000	14,627	14,625	7.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (q)	12/20/2018	3,750	3,688	3,634	2.0%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,690	6,562	6,657	3.6%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,035	3,972	3,986	2.2%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,875	3,814	3,864	2.1%
Miles Media Group LLC (Delayed Draw) (f) (j)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,326	6,213	6,177	3.4%
O'Brien Industrial Holdings, LLC (Revolver) (f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	12,698	12,589	12,679	6.9%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	1,025	1,024	0.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020	4,958	4,855	4,993	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020	4,979	4,874	4,964	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	-	-	0.0%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,440	5,345	5,358	2.9%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	635	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,207	11,155	12,299	6.7%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	789	786	0.4%
Rockdale Blackhawk, LLC (Capex) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,288	629	634	0.3%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019	1,032	1,032	1,032	0.6%
Rocket Dog Brands, LLC (Delayed Draw) (f) (g) (j)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019	350	150	150	0.1%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	2,737	2,688	2,710	1.5%
SHI Holdings, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	818	573	573	0.3%
SNI Companies (l)	Services: Business	L+10.00%	11.00%	12/31/2018	6,852	6,743	6,842	3.7%
SNI Companies (Revolver) (f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	125	125	0.1%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,600	3,537	3,400	1.8%
The Sandbox Group LLC (h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/2.00% PIK	2/23/2020	5,388	5,274	5,329	2.9%
The Sandbox Group LLC (Revolver) (f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/2.00% PIK	2/23/2020	1,250	1,243	1,243	0.7%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% Cash/7.92% PIK (r)	12/23/2019	3,068	3,017	3,040	1.6%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	-	-	0.0%
TRG, LLC (CapEx) (f)	Hotels, Gaming & Leisure	L+12.00%	11.00% Cash/2.00% PIK	12/23/2019	919	653	649	0.3%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,330	1,287	1,207	0.6%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,211	6,093	6,236	3.4%
Vacation Innovations, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	342	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,419	6,342	6,425	3.5%
Yandy Holding, LLC (Revolver) (f)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					214,659	189,854	190,559	103.3%

Unitranche Loans
Accutest Corporation	Services: Business	L+9.50%	11.00%	6/5/2018	6,586	6,440	6,586	3.6%
Collaborative Neuroscience Network, LLC (m)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,058	6,968	6,733	3.6%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,437	8,393	5,358	2.9%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (s)	5/7/2019	5,207	5,101	4,730	2.6%
Incipio Technologies, Inc. (n)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,669	15,008	8.1%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,223	4,177	4,223	2.3%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	6,655	6,555	6,562	3.6%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	7,429	7,301	7,295	3.9%
Playtime, LLC (m)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,677	5,627	5,070	2.8%
TPP Acquisition, Inc. (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	6,835	6,769	2,990	1.6%
TPP Acquisition, Inc. (Revolver) (o)	Retail	L+11.00%	4.50% Cash/8.00% PIK	12/17/2017	2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (Delayed Draw) (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	3,429	3,429	1,500	0.8%
Total Unitranche Loans					78,571	77,464	68,090	36.9%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,555	5,538	3.0%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,691	5,532	3.0%
Education Corporation of America	Services: Consumer	L+11.00%	11.60%	12/31/2018	5,833	5,698	5,854	3.2%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,810	4,700	2.5%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,384	4,016	2.2%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,455	5,339	2.9%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020	10,101	9,919	10,060	5.4%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,942	3,948	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,988	2,950	1.6%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,953	5,000	2.7%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	1,673	1,673	570	0.3%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,952	4,956	2.7%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,928	4,925	2.7%
Total Junior Secured Loans					66,083	64,948	63,388	34.3%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (p)	Banking, Finance, Insurance & Real Estate	-	-	(t)	10/9/2024	-	-	353	0.2%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	(t)	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	(t)	12/27/2022	-	-	147	0.1%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	(t)	-	-	-	449	0.2%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%		-	-	8,125	8,345	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (k) (p)	Media: Advertising, Printing & Publishing	-	-	(t)	9/18/2025	-	-	108	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	(t)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	(t)	12/17/2022	-	-	450	0.2%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	(t)	-	-	200	64	0.0%
Rocket Dog Brands, LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	(t)	-	-	-	-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK	(u)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	(t)	-	-	1,093	8,184	4.4%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	(t)	1/6/2024	-	-	-	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity) (p)	Media: Advertising, Printing & Publishing	-	-	(t)	-	-	-	277	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	(t)	-	-	86	90	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	(t)	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (o)	Retail	-	-	(t)	-	-	-	-	0.0%
Total Equity Securities							10,472	19,054	10.3%
TOTAL INVESTMENTS							$342,738	$341,091	184.8%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $184,535 as of December 31, 2015.
(e)	A portion of this loan (principal of $4,679) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at December 31, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,532) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(k)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2015, non-qualifying assets totaled 1.60% of the Company’s total assets.
(l)	A portion of this loan (principal of $4,394) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains on the Consolidated Schedule of Investments.
(n)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(o)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% percent of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(p)	Represents less than 5% ownership of the portfolio company’s voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(s)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(t)	Represents a non-income producing security.
(u)	This position includes a PIK dividend and is currently on non-accrual status.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2016, MRCC SBIC had $20,000 in regulatory and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75,000 in SBA-guaranteed debentures. See Note 7 for additional information.

On July 25, 2016, the Company closed a public offering of 3,100,000 shares of its common stock at a public offering price of $15.50 per share, raising approximately $48,050 in gross proceeds. On August 3, 2016, the Company sold an additional 465,000 shares of its common stock, at a public offering price of $15.50 per share, raising approximately $7,208 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2,210 and offering costs are expected to total approximately $350.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the three and six months ended June 30, 2016, interest income included $516 and $847 of prepayment and amendment fees, respectively. For the three and six months ended June 30, 2015, interest income included $559 and $1,125 of prepayment and amendment fees, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2016, the Company recorded dividend income of $1,051 and $2,913, respectively. For both the three and six months ended June 30, 2015, the Company recorded no dividend income.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,890 and $6,340 as of June 30, 2016 and December 31, 2015, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2016 totaled $350 and $1,496, respectively. For the three and six months ended June 30, 2015, upfront loan origination and closing fees received totaled $630 and $1,548, respectively. For the three and six months ended June 30, 2016, interest income included $389 and $754 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and six months ended June 30, 2015, interest income included $279 and $479 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and six months ended June 30, 2016, interest income included $232 and $609 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and six months ended June 30, 2015, interest income included $503 and $770 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and six months ended June 30, 2016, interest income included $460 and $830 of PIK interest, respectively. For the three and six months ended June 30, 2015, interest income included $510 and $1,040 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. On January 1, 2016, the Company placed its loan investments in TPP Acquisition, Inc. on non-accrual status. During the three and six months ended June 30, 2016, the Company received interest payments from TPP Acquisition, Inc. totaling $10, which were recognized as interest income. Prior to placing TPP Acquisition Inc. on non-accrual status there were no other loan investments on non-accrual status. The Company’s preferred unit investment in Rocket Dog Brands LLC, which has a stated PIK interest rate, continues to remain on non-accrual status, and no dividend income was recorded related to this investment for the three and six months ended June 30, 2016 and 2015. The fair value of the Company’s investments on non-accrual status totaled $7,350 and zero at June 30, 2016 and December 31, 2015, respectively.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues under the at-the-market (“ATM”) program on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share issuances and repurchases. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2016 and December 31, 2015, the Company had unamortized deferred financing costs of $4,037 and $3,569, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2016 was $199 and $381, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2015 was $200 and $367, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of June 30, 2016 and December 31, 2015, other assets on the consolidated statements of assets and liabilities included $399 and $358, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2016, zero and $87 were recorded within general and administrative expenses on the consolidated statements of operations for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2015, zero and $3 was recorded within general and administrative expenses for U.S. federal excise tax, respectively. As of June 30, 2016 and December 31, 2015, payables for excise taxes of zero and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2016. The 2012 through 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

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

Note 3. Investments

The following table shows the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2016		December 31, 2015
Amortized Cost:
Senior secured loans	$206,626	60.1%	$189,854	55.4%
Unitranche loans	59,302	17.3	77,464	22.6
Junior secured loans	67,053	19.5	64,948	19.0
Equity securities	10,473	3.1	10,472	3.0
Total	$343,454	100.0%	$342,738	100.0%

	June 30, 2016		December 31, 2015
Fair Value:
Senior secured loans	$201,002	58.6%	$190,559	55.9%
Unitranche loans	53,920	15.7	68,090	20.0
Junior secured loans	64,955	19.0	63,388	18.6
Equity securities	22,931	6.7	19,054	5.5
Total	$342,808	100.0%	$341,091	100.0%

The following table shows the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2016		December 31, 2015
Amortized Cost:
West	$123,806	36.1%	$118,161	34.5%
Northeast	62,060	18.1	63,131	18.4
Southeast	58,409	17.0	64,282	18.7
Midwest	51,823	15.1	46,557	13.6
Southwest	38,276	11.1	38,325	11.2
International	6,667	1.9	5,842	1.7
South	2,413	0.7	—	—
Mid-Atlantic	—	—	6,440	1.9
Total	$343,454	100.0%	$342,738	100.0%

	June 30, 2016		December 31, 2015
Fair Value:
West	$115,491	33.7%	$112,390	33.0%
Northeast	63,111	18.4	63,396	18.6
Southeast	60,362	17.6	65,823	19.3
Midwest	51,956	15.1	46,103	13.5
Southwest	42,738	12.5	40,913	12.0
International	6,737	2.0	5,880	1.7
South	2,413	0.7	—	—
Mid-Atlantic	-	-	6,586	1.9
Total	$342,808	100.0%	$341,091	100.0%

The following table shows the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2016		December 31, 2015
Amortized Cost:
Aerospace & Defense	$10,315	3.0%	$5,865	1.7%
Automotive	8,400	2.4	8,393	2.4
Banking, Finance, Insurance & Real Estate	22,639	6.6	17,017	5.0
Beverage, Food & Tobacco	5,757	1.7	5,691	1.7
Chemicals, Plastics & Rubber	3,945	1.2	3,942	1.2
Construction & Building	19,164	5.6	18,959	5.5
Consumer Goods: Durable	3,670	1.1	4,177	1.2
Consumer Goods: Non-Durable	50,173	14.6	50,662	14.8
Containers, Packaging & Glass	3,621	1.1	3,537	1.0
Energy: Oil & Gas	8,708	2.5	8,987	2.6
Environmental Industries	3,686	1.1	—	—
Healthcare & Pharmaceuticals	33,002	9.6	45,422	13.3
High Tech Industries	16,950	4.9	17,155	5.0
Hotels, Gaming & Leisure	35,032	10.2	19,404	5.7
Media: Advertising, Printing & Publishing	6,667	1.9	12,359	3.6
Media: Broadcasting & Subscription	18,264	5.3	19,011	5.5
Media: Diversified & Production	4,933	1.4	4,928	1.4
Metals & Mining	5,205	1.5	7,432	2.2
Retail	23,898	7.0	22,634	6.6
Services: Business	29,020	8.5	35,522	10.4
Services: Consumer	25,447	7.4	26,540	7.7
Wholesale	4,958	1.4	5,101	1.5
Total	$343,454	100.0%	$342,738	100.0%

	June 30, 2016		December 31, 2015
Fair Value:
Aerospace & Defense	$11,087	3.2%	$6,489	1.9%
Automotive	4,350	1.3	5,358	1.6
Banking, Finance, Insurance & Real Estate	23,904	7.0	17,230	5.1
Beverage, Food & Tobacco	5,503	1.6	5,532	1.6
Chemicals, Plastics & Rubber	3,936	1.1	3,948	1.2
Construction & Building	19,216	5.6	18,867	5.5
Consumer Goods: Durable	3,700	1.1	4,223	1.2
Consumer Goods: Non-Durable	47,598	13.9	49,006	14.4
Containers, Packaging & Glass	3,606	1.0	3,400	1.0
Energy: Oil & Gas	8,624	2.5	9,077	2.7
Environmental Industries	3,763	1.1	—	—
Healthcare & Pharmaceuticals	43,449	12.7	53,677	15.7
High Tech Industries	15,877	4.6	16,006	4.7
Hotels, Gaming & Leisure	35,207	10.3	19,510	5.7
Media: Advertising, Printing & Publishing	6,737	2.0	12,729	3.7
Media: Broadcasting & Subscription	18,419	5.4	18,641	5.5
Media: Diversified & Production	4,938	1.4	4,925	1.4
Metals & Mining	5,260	1.5	7,396	2.2
Retail	17,098	5.0	17,026	5.0
Services: Business	29,920	8.7	36,215	10.6
Services: Consumer	25,980	7.6	27,106	7.9
Wholesale	4,636	1.4	4,730	1.4
Total	$342,808	100.0%	$341,091	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 6.00% and 17.00% at June 30, 2016 and 6.00% and 18.92% at December 31, 2015. The maturity dates on the loans outstanding at June 30, 2016 range between September 2016 and July 2023. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of June 30, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$201,002	$201,002
Unitranche loans	—	—	53,920	53,920
Junior secured loans	—	—	64,955	64,955
Equity securities	—	—	22,931	22,931
Total Investments	$—	$—	$342,808	$342,808

Secured borrowings	$—	$—	$2,112	$2,112

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2016:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2016	$202,268	$55,560	$64,475	$21,165	$343,468	$2,248
Reclassifications	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,610)	(1,375)	678	1,766	(541)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	19,842	408	211	—	20,461	—
Proceeds from principal payments and sales on investments (2)	(19,498)	(673)	(409)	—	(20,580)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(59)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(77)
Balance as of June 30, 2016	$201,002	$53,920	$64,955	$22,931	$342,808	$2,112

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications	6,525	(6,525)	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(621)	(1,714)	(541)	3,877	1,001	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost (1)	38,113	1,522	7,877	—	47,512	—
Proceeds from principal payments and sales on investments (2)	(33,574)	(7,453)	(5,769)	(587)	(47,383)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(87)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(277)
Balance as of June 30, 2016	$201,002	$53,920	$64,955	$22,931	$342,808	$2,112

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

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

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2016, attributable to Level 3 investments still held at June 30, 2016, was ($744) and $1,550, respectively. The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2015, attributable to Level 3 investments still held at June 30, 2015, was $222 and $441, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and six months ended June 30, 2016, attributable to Level 3 investments still held at June 30, 2016, was $59 and $87, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and six months ended June 30, 2015, attributable to Level 3 investments still held at June 30, 2015, was ($31) and $8, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2016 and 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2016 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Weighted Mean		Minimum		Maximum
Assets:
Senior secured loans	$178,686		Discounted cash flow	EBITDA multiples	6.2	x	2.5	x	11.0	x
				Market yields	11.9%		6.5%		21.0%
Senior secured loans	1,334		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Senior secured loans	7,350		Enterprise value	EBITDA multiples	3.8	x	3.3	x	4.3	x
Unitranche loans	49,570		Discounted cash flow	EBITDA multiples	5.7	x	4.5	x	7.0	x
				Market yields	13.7%		6.2%		24.8%
Unitranche loans	4,350		Combination of discounted cash flow and enterprise value	EBITDA multiples	5.5	x	5.0	x	6.0	x
				Market yields	33.6%		29.9%		37.2%
Junior secured loans	24,295		Discounted cash flow	EBITDA multiples	7.4	x	3.5	x	9.5	x
				Market yields	11.3%		9.9%		13.0%
Junior secured loans	14		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	8,433		Discounted cash flow	EBITDA multiples	3.8	x	3.5	x	4.0	x
				Market yields	15.0%		14.5%		15.5%
Equity securities	14,498		Enterprise value	EBITDA multiples	3.1	x	2.5	x	9.5	x
Total Level 3 Assets	$288,530	(1)

Liabilities:
Secured Borrowings	$2,112		Discounted cash flow	Market yields	13.2%		12.2%		14.2%

(1)	Excludes loans of $54,278 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Significant increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

  Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $40,000 and $40,000, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2016 and 2015 were as follows:

Portfolio Company	Fair value at December 31, 2015	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at June 30, 2016	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$11,692	$488	$—	$99	$29	$—	$997	$13,305	$705	$—
Rockdale Blackhawk LLC	21,903	—	(1,412)	—	92	—	3,038	23,621	925	2,413
Rocket Dog Brands LLC	1,752	384	—	168	5	—	(961)	1,348	231	—
Summit Container Corporation	3,400	137	(95)	29	13	—	122	3,606	304	—
Total non-controlled affiliate company investments	$38,747	$1,009	$(1,507)	$296	$139	$—	$3,196	$41,880	$2,165	$2,413
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,525	$1,900	$—	$—	$—	$—	$(1,075)	$7,350	$10	$—
Total controlled affiliate company investments	$6,525	$1,900	$—	$—	$—	$—	$(1,075)	$7,350	$10	$—

Portfolio Company	Fair value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at June 30, 2015	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$10,163	$—	$—	$77	$21	$—	$133	$10,394	$579	$—
Rockdale Blackhawk LLC	—	14,200	—	—	43	—	1,152	15,395	472	—
Rocket Dog Brands LLC	2,454	—	—	109	—	—	(146)	2,417	159	—
Summit Container Corporation	3,979	—	(98)	—	10	—	(158)	3,733	242	—
Total non-controlled affiliate company investments	$16,596	$14,200	$(98)	$186	$74	$—	$981	$31,939	$1,452	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,621	$960	$—	$70	$14	$—	$(1,324)	$6,341	$444	$—
Total controlled affiliate company investments	$6,621	$960	$—	$70	$14	$—	$(1,324)	$6,341	$444	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and six months ended June 30, 2016 was $1,504 and $3,004, respectively. Base management fees for the three and six months ended June 30, 2015 were $1,188 and $2,256, respectively.

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

Incentive fees for the three and six months ended June 30, 2016 were $1,319 and $3,059, respectively. Incentive fees for the three months ended June 30, 2016, consisted of part one incentive fees (based on net investment income) of $1,416, reduced by the second part of the incentive fee (based upon net realized and unrealized gains and losses) of ($97). Incentive fees for the six months ended June 30, 2016, consisted of part one incentive fees (based on net investment income) of $2,921 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $138. Incentive fees for the three and six months ended June 30, 2015 consisted solely of part one incentive fees (based on net investment income) of $1,268 and $2,310, respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2016, the Company incurred $724 and $1,510, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $304 and $632, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2015, the Company incurred $702 and $1,368, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative on the consolidated statements of operations) under the Administration Agreement, of which $278 and $549, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2016 and December 31, 2015, $304 and $249, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of June 30, 2016 and December 31, 2015, the Company had accounts payable to members of the Board of zero and $74, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of June 30, 2016 and December 31, 2015, the Company had $127,200 and $123,700 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of June 30, 2016, the maximum amount the Company was able to borrow under the revolving credit facility was $160,000 and this maximum borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth exceeds $225,000 or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of June 30, 2016 and December 31, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.5% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2016 was 3.6% and 3.5%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2016 was 0.5% and 0.5%, respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2015 was 3.7% and 3.6%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and six months ended June 30, 2015 was 0.5% and 0.5%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated total net assets at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter or (b) $120.0 million plus 65% of the net proceeds to the Company from sales of its securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.1 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

The Company’s revolving credit facility also imposes certain conditions that may limit the amount of the Company’s distributions to stockholders. Distributions payable in the Company’s common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain the Company’s status as a RIC.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of June 30, 2016 and December 31, 2015, MRCC SBIC had $20,000 in regulatory capital and leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

As of June 30, 2016 and December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225,000 in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40,000 in borrowings. Pursuant to the increase in the family of funds limitation, the Company submitted a commitment application to the SBA and on April 13, 2016 was approved for $75,000 in additional SBA-guaranteed debentures for MRCC SBIC. In order for MRCC SBIC to gain access to the entirety of the $75,000 in SBA-guaranteed debentures, the Company would be required to contribute to MRCC SBIC an additional $37,500 in leveragable and regulatory capital.

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

As of June 30, 2016, secured borrowings at fair value totaled $2,112 and the fair value of the loans that are associated with these secured borrowings was $6,129. As of December 31, 2015, secured borrowings at fair value totaled $2,476 and the fair value of the loans that are associated with these secured borrowings was $11,803. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and the six months ended June 30, 2016. During the three and six months ended June 30, 2016 repayments on secured borrowings totaled $77 and $277, respectively. During the three and six months ended June 30, 2015, repayments on secured borrowings totaled $400 and $550, respectively. The weighted average interest rate on the Company’s secured borrowings was approximately 6.0% as of June 30, 2016.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended June 30,
	2016	2015
Interest expense – revolving credit facility	$1,188	$661
Interest expense – SBA debentures	326	286
Amortization of deferred financing costs	199	200
Interest expense – secured borrowings	35	52
Other	25	52
Total interest and other debt financing expenses	$1,773	$1,251

	Six months ended June 30,
	2016	2015
Interest expense – revolving credit facility	$2,316	$1,367
Interest expense – SBA debentures	652	448
Amortization of deferred financing costs	381	367
Interest expense – secured borrowings	72	108
Other	43	64
Total interest and other debt financing expenses	$3,464	$2,354

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—	—	18,518	275
Total distributions declared			$0.70	$9,106	—	$—	38,662	$552

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2015:
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	—	$—	16,057	$238
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	—	—	19,023	281
Total distributions declared			$0.70	$7,728	—	$—	35,080	$519

Note 9. Stock Issuances and Repurchases

Stock Issuances: On February 6, 2015, the Company entered into an ATM securities offering program with MLV & Co. LLC and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the three and six months ended June 30, 2016, the Company did not sell any shares of its common stock. The Company did not issue any shares under the ATM program during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company sold 114,451 shares at an average price of $14.99 per share, raising approximately $1,716 in gross proceeds. Aggregate underwriters’ discounts and commissions were $27 and offering costs were $5, resulting in net proceeds of approximately $1,684.

Note 10. Commitments and Contingencies

Commitments: As of June 30, 2016 and December 31, 2015, the Company had $23,357 and $20,703, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Per share data:
Net asset value at beginning of period	$14.19	$14.05
Net investment income (1)	0.89	0.87
Net gain (loss) on investments and secured borrowings (1)	0.13	(0.03)
Net increase in net assets from operations (1)	1.02	0.84
Stockholder distributions (2)	(0.70)	(0.70)
Other (3)	(0.01)	(0.01)
Net asset value at end of period	$14.50	$14.18

Net assets at end of period	$188,650	$176,487
Shares outstanding at end of period	13,008,007	12,449,861
Per share market value at end of period	$14.83	$14.90
Total return based on market value (4)	18.92%	7.98%
Total return based on net asset value (5)	7.12%	5.91%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	14.07%	14.02%
Ratio of interest and other debt financing expenses to average net assets (7)	3.72%	3.17%

Ratio of expenses (without incentive fees) to average net assets (7)	8.66%	8.16%
Ratio of incentive fees to average net assets (8)	1.64%	1.55%
Ratio of total expenses to average net assets (6)	10.30%	9.71%
Average debt outstanding	$164,917	$101,978
Average debt outstanding per share	$12.68	$9.58
Portfolio turnover (8)	13.41%	23.07%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2016 and 2015, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (excluding the impact of dividends paid). Total returns based on net asset value covering less than a full period are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

 Note 12. Subsequent Events

On July 25, 2016, the Company closed a public offering of 3,100,000 shares of its common stock at a public offering price of $15.50 per share, raising approximately $48,050 in gross proceeds. On August 3, 2016, the Company sold an additional 465,000 shares of its common stock, at a public offering price of $15.50 per share, raising approximately $7,208 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2,210 and offering costs are expected to total approximately $350.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2016. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were incorporated under the Maryland General Corporation Law on February 9, 2011. We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.

Our shares are currently listed on the NASDAQ Global Select Market under the symbol “MRCC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2016, our portfolio included approximately 58.6% senior secured debt, 15.7% unitranche secured debt, 19.0% junior secured debt and 6.7% equity securities, compared to December 31, 2015, when our portfolio consisted of 55.9% senior secured debt, 20.0% unitranche secured debt, 18.6% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2016, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA-guaranteed debentures. See “SBA Debentures” below for more information.

On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs are expected to total approximately $0.4 million.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and dividend income is recorded on the accrual basis to the extent we expect to collect such amounts. In addition, we also generate dividend income on preferred equity securities, common equity securities and LLC interests in accordance with our revenue recognition policies.

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

Portfolio and Investment Activity

During the three months ended June 30, 2016, we invested $11.8 million in three new portfolio companies and $7.8 million in eight existing portfolio companies and had $20.6 million in aggregate amount of sales and principal repayments, resulting in net repayments of $1.0 million for the period.

During the six months ended June 30, 2016, we invested $16.7 million in four new portfolio companies and $29.2 million in 15 existing portfolio companies and had $47.4 million in aggregate amount of sales and principal repayments, resulting in net repayments of $1.5 million for the period.

During the three months ended June 30, 2015, we invested $50.5 million in 12 new portfolio companies and $20.0 million in 12 existing portfolio companies and had $41.9 million in aggregate amount of sales and principal repayments, resulting in net investments of $28.6 million for the period.

During the six months ended June 30, 2015, we invested $81.8 million in 16 new portfolio companies and $25.1 million in 14 existing portfolio companies and had $59.9 million in aggregate amount of sales and principal repayments, resulting in net investments of $47.0 million for the period.

The following table shows the composition of the investment portfolio (in thousands) and associated yield data:

	June 30, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$201,002	58.6%	9.5%	9.5%
Unitranche loans	53,920	15.7	10.6	11.0
Junior secured loans	64,955	19.0	9.8	9.8
Equity securities	22,931	6.7	10.8	10.8
Total	$342,808	100.0%	9.8%	9.8%

	December 31, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$190,559	55.9%	10.4%	10.4%
Unitranche loans	68,090	20.0	10.7	12.0
Junior secured loans	63,388	18.6	9.4	9.4
Equity securities	19,054	5.5	10.8	10.8
Total	$341,091	100.0%	10.3%	10.6%

(1)	Based upon the par value of our debt investments and the cost basis of our preferred equity investments.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$11,087	3.2%	$6,489	1.9%
Automotive	4,350	1.3	5,358	1.6
Banking, Finance, Insurance & Real Estate	23,904	7.0	17,230	5.1
Beverage, Food & Tobacco	5,503	1.6	5,532	1.6
Chemicals, Plastics & Rubber	3,936	1.1	3,948	1.2
Construction & Building	19,216	5.6	18,867	5.5
Consumer Goods: Durable	3,700	1.1	4,223	1.2
Consumer Goods: Non-Durable	47,598	13.9	49,006	14.4
Containers, Packaging & Glass	3,606	1.0	3,400	1.0
Energy: Oil & Gas	8,624	2.5	9,077	2.7
Environmental Industries	3,763	1.1	—	—
Healthcare & Pharmaceuticals	43,449	12.7	53,677	15.7
High Tech Industries	15,877	4.6	16,006	4.7
Hotels, Gaming & Leisure	35,207	10.3	19,510	5.7
Media: Advertising, Printing & Publishing	6,737	2.0	12,729	3.7
Media: Broadcasting & Subscription	18,419	5.4	18,641	5.5
Media: Diversified & Production	4,938	1.4	4,925	1.4
Metals & Mining	5,260	1.5	7,396	2.2
Retail	17,098	5.0	17,026	5.0
Services: Business	29,920	8.7	36,215	10.6
Services: Consumer	25,980	7.6	27,106	7.9
Wholesale	4,636	1.4	4,730	1.4
Total	$342,808	100.0%	$341,091	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of June 30, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	311,365	90.8
3	24,093	7.0
4	7,350	2.2
5	—	—
Total	$342,808	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	315,358	92.5
3	19,208	5.6
4	6,525	1.9
5	—	—
Total	$341,091	100.0%

Results of Operations

Operating results were as follows (dollars in thousands):

	Three months ended June 30,
	2016	2015
Total investment income	$11,118	$9,519
Total expenses	5,359	4,448
Net investment income	5,759	5,071
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(541)	24
Net change in unrealized (appreciation) depreciation on secured borrowings	59	(31)
Net increase (decrease) in net assets resulting from operations	$5,277	$5,064

	Six months ended June 30,
	2016	2015
Total investment income	$22,657	$17,600
Total expenses	11,111	8,362
Net investment income	11,546	9,238
Net realized gain (loss) on investments	587	—
Net change in unrealized appreciation (depreciation) on investments	1,001	(306)
Net change in unrealized (appreciation) depreciation on secured borrowings	87	8
Net increase (decrease) in net assets resulting from operations	$13,221	$8,940

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended June 30,
	2016	2015
Interest income	$8,930	$8,178
Dividend income	1,051	—
Fee income	516	559
Prepayment gain (loss)	232	503
Accretion of discounts and amortization of premium	389	279
Total investment income	$11,118	$9,519

	Six months ended June 30,
	2016	2015
Interest income	$17,534	$15,226
Dividend income	2,913	—
Fee income	847	1,125
Prepayment gain (loss)	609	770
Accretion of discounts and amortization of premium	754	479
Total investment income	$22,657	$17,600

 The increase in investment income of $1.6 million and $5.1 million during the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, is primarily due to increases in average outstanding loan balances and increases in dividend income.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2016	2015
Interest and other debt financing expenses	$1,773	$1,251
Base management fees	1,504	1,188
Incentive fees	1,319	1,268
Professional fees	238	193
Administrative service fees	304	278
General and administrative expenses	182	231
Directors fees	39	39
Total operating expenses	$5,359	$4,448

	Six months ended June 30,
	2016	2015
Interest and other debt financing expenses	$3,464	$2,354
Base management fees	3,004	2,256
Incentive fees	3,059	2,310
Professional fees	445	431
Administrative service fees	632	549
General and administrative expenses	433	388
Directors fees	74	74
Total operating expenses	$11,111	$8,362

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2016	2015
Interest expense – revolving credit facility	$1,188	$661
Interest expense – SBA debentures	326	286
Amortization of deferred financing costs	199	200
Interest expense – secured borrowings	35	52
Other	25	52
Total interest and other debt financing expenses	$1,773	$1,251

	Six months ended June 30,
	2016	2015
Interest expense – revolving credit facility	$2,316	$1,367
Interest expense – SBA debentures	652	448
Amortization of deferred financing costs	381	367
Interest expense – secured borrowings	72	108
Other	43	64
Total interest and other debt financing expenses	$3,464	$2,354

The increase in expenses of $0.9 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

The increase in expenses of $2.7 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. An increase in interest expense also contributed to the increase in expenses during the six months ended June 30, 2016 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

Net Realized Gain (Loss) on Investments

During both the three months ended June 30, 2016 and 2015, we had zero sales of investments resulting in zero net realized gain (loss) on investments. During the six months ended June 30, 2016 and 2015, we had sales of investments of $0.6 million and zero, resulting in $0.6 million and zero of realized gains (losses), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended June 30, 2016 and 2015, our investments had ($0.5) million and $24 thousand of net change in unrealized appreciation (depreciation), respectively. For the three months ended June 30, 2016 and 2015, our secured borrowings had $59 thousand and ($31) thousand of net change in unrealized (appreciation) depreciation, respectively.

For the six months ended June 30, 2016 and 2015, our investments had $1.0 million and ($0.3) million of net unrealized appreciation (depreciation), respectively. For the six months ended June 30, 2016 and 2015, our secured borrowings had $87 thousand and $8 thousand of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2016 and 2015, the net increase in net assets from operations was $5.3 million and $5.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2016 and 2015, our per share net increase in net assets resulting from operations was $0.41 and $0.43, respectively. The $0.2 million increase during the three months ended June 30, 2016, as compared to three months ended June 30, 2015, is the result of a $0.7 million increase in net investment income primarily due to portfolio growth and increases in dividend income and a ($0.5) million decrease in net gain (loss) on investments and secured borrowings, primarily due to net unrealized losses during the three months ended June 30, 2016 on the mark-to-market of our portfolio of investments.

For the six months ended June 30, 2016 and 2015, the net increase in net assets from operations was $13.2 million and $8.9 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2016 and 2015, our per share net increase in net assets resulting from operations was $1.02 and $0.84, respectively. The $4.3 million increase during the six months ended June 30, 2016, as compared to six months ended June 30, 2015, is the result of a $2.3 million increase in net investment income primarily due to portfolio growth and increases in dividend income and a $2.0 million increase in net gain (loss) on investments and secured borrowings, primarily due to net unrealized gains during the six months ended June 30, 2016 on the mark-to-market of our portfolio of investments.

Liquidity and Capital Resources

As of June 30, 2016, we had $5.5 million in cash, $8.1 million in cash at MRCC SBIC, $127.2 million of total debt outstanding on our revolving credit facility and $40.0 million in outstanding SBA-guaranteed debentures. We had $32.8 million available for additional borrowings on our revolving credit facility and $75.0 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the six months ended June 30, 2016 and 2015, we experienced a net increase (decrease) in cash of $0.2 million and ($0.7) million, respectively. For the six months ended June 30, 2016, operating activities provided $6.5 million, primarily as a result of net income from operations, partially offset by net cash outflows for the settlement of open trades. For the six months ended June 30, 2015, we used $20.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the six months ended June 30, 2016 and 2015, investing activities provided $0.4 million and $0.2 million, respectively, due to changes in the restricted cash balance at MRCC SBIC. During the six months ended June 30, 2016, we used $6.7 million for financing activities primarily as a result of distributions to stockholders, partially offset by net borrowings on our revolving credit facility. During the six months ended June 30, 2015, we generated $20.1 million from financing activities, primarily from proceeds from our capital raise during the period and SBA debenture borrowings, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 24, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. On July 14, 2016, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of June 30, 2016 and December 31, 2015, we had 13,008,007 and 13,008,007 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the six months ended June 30, 2016, we did not make any sales of our common stock under the ATM program.

Borrowings

Revolving Credit Facility: As of June 30, 2016 and December 31, 2015, we had $127.2 million and $123.7 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of June 30, 2016, the maximum amount we were able to borrow under the revolving credit facility is $160.0 million and this maximum borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth exceeds $225.0 million or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of June 30, 2016 and December 31, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.5% and 3.4% (based on one-month LIBOR), respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the three and six months ended June 30, 2016 was 3.6% and 3.5%, respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2016 was 0.5% and 0.5%, respectively. As of June 30, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR). The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2015 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2015 was 3.7% and 3.6%, respectively.

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

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the dividend reinvestment plan are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of June 30, 2016, MRCC SBIC had $20.0 million in regulatory capital and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding.

As of June 30, 2016 and December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

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

As of June 30, 2016, secured borrowings at fair value totaled $2.1 million and the fair value of the loans that are associated with these secured borrowings was $6.1 million. As of December 31, 2015, secured borrowings at fair value totaled $2.5 million and the fair value of the loans that are associated with these secured borrowings was $11.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and the six months ended June 30, 2016. During the three and six months ended June 30, 2016, repayments on secured borrowings totaled $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2015, repayments on secured borrowings totaled $0.4 million and $0.6 million, respectively. The weighted average interest rate on our secured borrowings was approximately 6.0% and 5.8% as of June 30, 2016 and December 31, 2015, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2016 totaled $4.5 million ($0.35 per share) and $9.1 million ($0.70 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2015 totaled $4.4 million ($0.35 per share) and $7.7 million ($0.70 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2016 and 2015, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

We have adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2016 and December 31, 2015, we had $23.4 million and $20.7 million in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Market Trends

We have identified the following trends that may affect our business:

Target Market:   We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Competition from Other Lenders:   We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there is increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which could result in lower yields for increasingly riskier assets.

Pricing and Deal Structures:   We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the BDC and investment company marketplace have created increased competition; however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Recent Developments

On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs are expected to total approximately $0.4 million.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted or thinly-traded securities, our Board, together with our independent valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

Valuation of Secured Borrowings

We have elected the fair value option under Accounting Standards Codification (“ASC”) Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for our secured borrowings, which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. Due to the absence of a liquid trading market for these secured borrowings, they are valued by calculating the net present value of the future expected cash flow streams using an appropriate risk-adjusted discount rate model. The discount rate considers projected performance of the related loan investment, applicable market yields and leverage levels, credit quality, prepayment penalties and comparable company analysis. We will consult with an independent valuation firm relative to the fair value of its secured borrowings at least once in every calendar year.

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

During the three months ended June 30, 2016, we had a reduction in accrued capital gains incentive fees of $97 thousand, all as a result of net declines in portfolio valuations during the period. During the six months ended June 30, 2016, we had a net increase in accrued capital gains incentive fees of $138 thousand, of which $117 thousand was related to realized capital gains and was therefore payable to MC advisors and $21 thousand was a result of net increases in portfolio valuations during the period. During the three and six months ended June 30, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Assuming that the consolidated statement of financial condition as of June 30, 2016 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(44)	$(318)	$274
Up 100 basis points	1,483	1,249	234
Up 200 basis points	4,547	2,544	2,003
Up 300 basis points	7,655	3,838	3,817

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2016	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: August 8, 2016	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

