Form 10-Q
period 2016-09-30
MONROE CAPITAL Corp
filed 2016-11-07
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 16,577,500 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)

ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$327,984	$295,819
Non-controlled affiliate company investments	42,423	38,747
Controlled affiliate company investments	6,249	6,525
Total investments, at fair value (cost of: $379,150 and $342,738, respectively)	376,656	341,091
Cash	5,974	5,278
Restricted cash	2,241	8,588
Interest receivable	2,121	1,606
Other assets	418	747
Total assets	387,410	357,310

LIABILITIES
Debt:
Revolving credit facility	104,500	123,700
SBA debentures payable	40,000	40,000
Total debt	144,500	163,700
Less: Unamortized deferred financing costs	(3,883)	(3,569)
Total debt less unamortized deferred financing costs	140,617	160,131
Secured borrowings, at fair value (proceeds of: $1,633 and $2,535, respectively)	1,610	2,476
Payable for open trades	604	5,297
Interest payable	208	577
Management fees payable	1,594	1,503
Incentive fees payable	1,360	1,251
Accounts payable and accrued expenses	2,293	1,466
Directors fees payable	37	74
Total liabilities	148,323	172,775
Net assets	$239,087	$184,535

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 16,578 and 13,008 shares issued and outstanding, respectively	$17	$13
Capital in excess of par value	237,040	184,419
Undistributed net investment income (accumulated distributions in excess of net investment income)	4,502	1,692
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(2,472)	(1,589)
Total net assets	$239,087	$184,535

Net asset value per share	$14.42	$14.19

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$8,607	$7,733	$26,176	$23,437
Non-controlled affiliate company investments	1,117	1,069	3,282	2,521
Controlled affiliate company investments	20	295	30	739
Total interest income	9,744	9,097	29,488	26,697
Dividend income:
Non-controlled/non-affiliate company investments	251	75	751	75
Non-controlled affiliate company investments	1,133	-	3,546	-
Total dividend income	1,384	75	4,297	75
Total investment income	11,128	9,172	33,785	26,772

Operating expenses:
Interest and other debt financing expenses	1,523	1,434	4,987	3,788
Base management fees	1,594	1,370	4,598	3,626
Incentive fees	1,223	1,124	4,282	3,434
Professional fees	237	226	682	657
Administrative service fees	324	279	956	828
General and administrative expenses	265	206	611	591
Excise taxes	342	-	429	3
Directors fees	37	35	111	109
Total expenses	5,545	4,674	16,656	13,036
Net investment income	5,583	4,498	17,129	13,736

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	-	167	587	167
Net realized gain (loss) on investments	-	167	587	167

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	200	(511)	(920)	(474)
Non-controlled affiliate company investments	618	1,904	3,814	2,885
Controlled affiliate company investments	(2,666)	(1,275)	(3,741)	(2,599)
Net change in unrealized appreciation (depreciation) on investments	(1,848)	118	(847)	(188)

Net change in unrealized (appreciation) depreciation on secured borrowings	(123)	(43)	(36)	(35)

Net gain (loss) on investments and secured borrowings	(1,971)	242	(296)	(56)

Net increase (decrease) in net assets resulting from operations	$3,612	$4,740	$16,833	$13,680

Per common share data:
Net investment income per share - basic and diluted	$0.36	$0.36	$1.24	$1.22
Net increase in net assets resulting from operations per share - basic and diluted	$0.23	$0.38	$1.21	$1.21
Weighted average common shares outstanding - basic and diluted	15,559	12,545	13,864	11,286

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Undistributed net investment income (accumulated distributions	Accumulated net	Accumulated net unrealized appreciation (depreciation) on
	Number of shares	Par value	excess of par value	in excess of net investment income)	realized gain (loss) on investments	investments and secured borrowings	Total net assets
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$-	$(436)	$133,738
Net increase (decrease) in net assets resulting from operations	-	-	-	13,736	167	(223)	13,680
Issuance of common stock, net of offering and underwriting costs	3,143	3	44,607	-	-	-	44,610
Stockholder distributions paid	-	-	-	(11,993)	(167)	-	(12,160)
Balances at September 30, 2015	12,661	$13	$179,410	$1,104	$-	$(659)	$179,868

Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$-	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	-	-	-	17,129	587	(883)	16,833
Issuance of common stock, net of offering and underwriting costs	3,566	4	52,551	-	-	-	52,555
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	4	-	70	(14,319)	(587)	-	(14,836)
Balances at September 30, 2016	16,578	$17	$237,040	$4,502	$-	$(2,472)	$239,087

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,833	$13,680
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	847	188
Net change in unrealized appreciation (depreciation) on secured borrowings	36	35
Net realized (gain) loss on investments	(587)	(167)
Payment-in-kind interest income	(1,430)	(1,494)
Net accretion of discounts and amortization of premiums	(1,137)	(787)
Proceeds from principal payments and sales of investments	62,459	68,790
Purchases of investments	(95,717)	(162,726)
Amortization of deferred financing costs	603	553
Changes in operating assets and liabilities:
Interest receivable	(515)	(628)
Other assets	329	401
Payable for open trades	(4,693)	-
Interest payable	(369)	142
Management fees payable	91	321
Incentive fees payable	109	(16)
Accounts payable and accrued expenses	827	572
Directors fees payable	(37)	35
Net cash provided by (used in) operating activities	(22,351)	(81,101)

Cash flows from investing activities:
Net change in restricted cash	6,347	(3,268)
Net cash provided by (used in) investing activities	6,347	(3,268)

Cash flows from financing activities:
Borrowings on revolving credit facility	64,000	120,400
Repayments of revolving credit facility	(83,200)	(86,500)
SBA debentures borrowings	-	20,000
Payments of deferred financing costs	(917)	(677)
Repayments on secured borrowings	(902)	(1,200)
Proceeds from shares sold, net of offering and underwriting costs	52,555	44,610
Stockholder distributions paid (net of stock issued under dividend reinvestment plan of $70 and $0, respectively)	(14,836)	(12,160)
Net cash provided by (used in) financing activities	16,700	84,473

Net increase (decrease) in cash	696	104
Cash, beginning of period	5,278	4,561
Cash, end of period	$5,974	$4,665

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,545	$2,879
Cash paid for excise taxes during the period	$284	$-

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2016

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index(b)	Interest Rate (b)		Maturity		Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%		10/1/2021		5,940	$5,725	$5,732	2.4%
American Community Homes, Inc. (e)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%		7/22/2019		7,667	7,539	7,713	3.2%
American Community Homes, Inc. (e)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK		7/22/2019		4,169	4,106	4,253	1.8%
American Community Homes, Inc. (e)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK		n/a	(x)	512	502	512	0.2%
Answers Corporation	High Tech Industries	P + 6.25%	9.75%		10/1/2021		2,903	2,815	1,568	0.7%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		2,618	2,566	2,579	1.1%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		375	371	373	0.2%
BCC Software, LLC (f)	High Tech Industries	L+8.00%	9.00%		6/20/2019		2,375	2,354	2,355	1.0%
BCC Software, LLC (Revolver) (g)	High Tech Industries	L+8.00%	9.00%		6/20/2019		469	-	-	0.0%
Beaver-Visitec International Holdings, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%		8/19/2023		5,000	4,950	4,988	2.1%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%		11/6/2020		2,799	2,775	2,452	1.0%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.03%		7/10/2020		5,437	5,359	5,518	2.3%
Cali Bamboo, LLC (Revolver) (g)	Construction & Building	L+8.50%	9.03%		7/10/2020		1,624	411	411	0.2%
California Pizza Kitchen, Inc.	Beverage, Food & Tobacco	L+6.00%	7.00%		8/23/2022		7,000	6,930	6,980	2.9%
Cornerstone Detention Products, Inc. (h)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK		4/8/2019		3,893	3,850	3,683	1.5%
Cornerstone Detention Products, Inc. (Revolver) (g)	Construction & Building	L+9.50%	10.50%		4/8/2019		400	-	-	0.0%
CRCI Holdings, Inc.	Utilities: Electric	L+5.50%	6.50%		8/31/2023		3,000	2,970	2,996	1.3%
Cyalume Technologies Holdings, Inc. (f)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		4,641	4,542	4,774	2.0%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		418	418	430	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (g)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		1,528	-	-	0.0%
Diesel Direct Holdings, Inc. (f)	Energy: Oil & Gas	L+7.00%	7.53%		2/17/2020		5,259	5,237	5,288	2.2%
EB Employee Solutions, LLC (f)	Services: Business	L+8.50%	10.00%		2/28/2019		3,395	3,345	3,304	1.4%
Familia Dental Group Holdings, LLC (f)	Healthcare & Pharmaceuticals	L+8.00%	8.53%		4/8/2021		5,431	5,361	5,472	2.3%
Familia Dental Group Holdings, LLC (Delayed Draw) (i)	Healthcare & Pharmaceuticals	L+8.00%	8.53%		4/8/2021		519	519	522	0.2%
Familia Dental Group Holdings, LLC (Revolver) (g)	Healthcare & Pharmaceuticals	L+8.00%	8.53%		4/8/2021		573	115	115	0.0%
G&M Opco LLC (f)	Construction & Building	L+7.50%	8.03%		6/23/2020		3,047	2,987	3,105	1.3%
InMobi Pte, Ltd. (Delayed Draw) (g) (i) (j)	Media: Advertising, Printing & Publishing	L+10.17%	10.98%		9/1/2018		10,000	6,667	6,617	2.8%
Inteva Products, LLC	Automotive	L+8.50%	9.75%		9/8/2021		2,000	1,989	2,020	0.8%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.03%		12/17/2020		13,800	13,497	14,076	5.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK	(q)	12/20/2019		2,922	2,884	2,772	1.2%
Landpoint, LLC (Revolver) (g)	Energy: Oil & Gas	L+10.50%	12.00%		12/20/2019		313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%		9/3/2019		6,430	6,332	6,433	2.7%
Luxury Optical Holdings Co.	Retail	L+11.50%	9.00% Cash/3.50% PIK		9/12/2019		3,977	3,926	3,981	1.7%
Luxury Optical Holdings Co. (Revolver) (g)	Retail	L+11.50%	9.00% Cash/3.50% PIK		9/12/2019		273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/2.00% PIK		3/24/2021		6,110	6,046	6,070	2.5%
Miles Media Group LLC (Delayed Draw) (g) (i)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/2.00% PIK		3/24/2021		1,455	-	-	0.0%
Miles Media Group LLC (Revolver) (g)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/2.00% PIK		3/24/2021		320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.75%		5/13/2019		5,286	5,212	5,366	2.2%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%		10/4/2018		12,174	12,094	12,241	5.1%
PD Products, LLC (Revolver) (g)	Consumer Goods: Non-Durable	L+10.50%	12.00%		10/4/2018		2,500	25	25	0.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%		7/1/2020		4,698	4,614	4,690	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%		7/1/2020		4,849	4,760	4,805	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (g)	Services: Consumer	L+8.50%	9.50%		8/1/2017		236	-	-	0.0%
Precision Toxicology, LLC (f)	Healthcare & Pharmaceuticals	L+11.50%	10.03% Cash/2.00% PIK		3/24/2020		4,289	4,228	4,289	1.8%
Repay Holdings, LLC	Banking, Finance, Insurance & Real Estate	L+9.00%	9.53%		9/1/2021		12,000	11,792	11,790	4.9%
Repay Holdings, LLC (Revolver) (g)	Banking, Finance, Insurance & Real Estate	L+9.00%	9.53%		9/1/2021		1,200	-	-	0.0%
Rockdale Blackhawk, LLC (e)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020		11,244	10,406	11,283	4.7%
Rockdale Blackhawk, LLC (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020		1,849	-	-	0.0%
Rockdale Blackhawk, LLC (Capex) (e)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020		581	581	583	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	10.00% PIK		8/29/2019		1,086	1,086	568	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	15.00% PIK		8/29/2019		392	387	373	0.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	17.00% PIK		3/31/2017		216	212	216	0.1%
SHI Holdings, Inc. (f)	Healthcare & Pharmaceuticals	L+9.25%	9.78%		7/10/2019		2,625	2,588	2,431	1.0%
SHI Holdings, Inc. (Revolver) (g)	Healthcare & Pharmaceuticals	L+9.25%	9.78%		7/10/2019		1,009	985	912	0.4%
Shields Land Company of Georgia, LLC	Banking, Finance, Insurance & Real Estate	L+9.50%	10.02%		12/28/2017		2,450	2,419	2,413	1.0%
SNI Companies (k)	Services: Business	L+8.00%	9.00%		12/31/2018		5,590	5,522	5,590	2.3%
SNI Companies (Revolver) (g)	Services: Business	L+8.00%	9.00%		12/31/2018		1,250	250	250	0.1%
Summit Container Corporation (e) (f)	Containers, Packaging & Glass	L+12.00%	12.00% Cash/2.00% PIK		1/6/2019		3,658	3,602	3,581	1.5%
Synergy Environmental Corporation (Solterra) (f)	Environmental Industries	L+8.00%	8.53%		4/29/2021		3,150	3,087	3,164	1.3%
Synergy Environmental Corporation (Solterra) (f)	Environmental Industries	L+8.00%	8.53%		4/29/2021		527	516	529	0.2%
Synergy Environmental Corporation (Solterra) (Delayed Draw) (g) (i)	Environmental Industries	L+8.00%	8.53%		4/29/2018		1,342	-	-	0.0%
Synergy Environmental Corporation (Solterra) (Revolver) (g)	Environmental Industries	L+8.00%	8.53%		4/29/2021		671	94	94	0.0%
Tectum Holdings, Inc.	Automotive	L+4.75%	5.75%		8/24/2023		2,000	1,980	2,005	0.8%
The Worth Collection, Ltd.	Retail	L+8.50%	9.53%		9/29/2021		11,000	10,780	10,780	4.5%
TPP Acquisition, Inc. (l)	Retail	L+11.00%	12.50% PIK	(r)	12/17/2017		6,835	6,769	1,381	0.6%
TPP Acquisition, Inc. (Revolver) (l)	Retail	L+11.00%	12.50% PIK	(r)	12/17/2017		2,035	2,035	2,035	0.9%
TPP Acquisition, Inc. (l)	Retail	L+11.00%	12.50% PIK	(r)	12/17/2017		1,660	1,660	335	0.1%
TPP Acquisition, Inc. (Delayed Draw) (l)	Retail	L+11.00%	12.50% PIK	(r)	12/17/2017		3,429	3,429	693	0.3%
TPP Acquisition, Inc. (g)(i)(l)	Retail	L+6.00%	7.50	%(r)	12/31/2016		3,324	1,805	1,805	0.8%
TRG, LLC	Hotels, Gaming & Leisure	L+13.04%	8.02% Cash/5.54% PIK	(s)	3/31/2021		11,817	11,774	11,947	5.0%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.02%		3/31/2021		131	131	131	0.1%
TRG, LLC (CapEx) (g)	Hotels, Gaming & Leisure	L+9.50%	8.02% Cash/2.00% PIK		3/31/2021		1,605	802	808	0.3%
Vacation Innovations, LLC (m)	Hotels, Gaming & Leisure	L+9.40%	7.53% Cash/2.40% PIK	(t)	8/20/2020		10,651	10,467	10,651	4.5%
Vacation Innovations, LLC (Revolver) (g)	Hotels, Gaming & Leisure	L+8.50%	7.53% Cash/1.50% PIK		8/20/2020		342	-	-	0.0%
Vacation Innovations, LLC (Delayed Draw) (g) (i)	Hotels, Gaming & Leisure	L+8.50%	7.53% Cash/1.50% PIK		8/20/2020		2,037	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%		9/30/2019		5,759	5,701	5,664	2.4%
Yandy Holding, LLC (Revolver) (g)	Retail	L+9.00%	10.00%		9/30/2019		907	-	-	0.0%
Total Senior Secured Loans							276,996	248,881	240,520	100.6%

Unitranche Loans
Collaborative Neuroscience Network, LLC (n)	Healthcare & Pharmaceuticals	L+11.50%	13.00%		12/27/2017		6,433	6,364	5,075	2.1%
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	n/a	12.00% Cash/3.00% PIK		10/31/2016		284	284	284	0.2%
Fabco Automotive Corporation	Automotive	L+11.25%	8.00% Cash/4.25% PIK		4/3/2019		8,496	8,459	4,129	1.7%
Gracelock Industries, LLC	Wholesale	L+13.74%	11.00% Cash/4.24% PIK	(u)	5/7/2019		4,968	4,887	4,585	2.0%
Incipio Technologies, Inc. (o)	Consumer Goods: Non-Durable	L+6.00%	7.00%		12/26/2019		14,478	14,211	14,420	6.0%
MooreCo, Inc.	Consumer Goods: Durable	L+14.50%	13.50% Cash/2.50% PIK		12/27/2017		3,660	3,636	3,660	1.5%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK		12/17/2020		6,528	6,452	6,548	2.7%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK		12/17/2020		8,332	8,212	8,373	3.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+8.50%	9.00% Cash/1.00% PIK		12/31/2021		5,402	5,372	4,784	2.0%
Total Unitranche Loans							58,581	57,877	51,858	21.7%

Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.00%		8/2/2022		5,000	4,931	5,073	2.2%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%		5/8/2019		8,594	8,181	8,680	3.6%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%		7/3/2021		5,792	5,792	5,329	2.2%
Education Corporation of America	Services: Consumer	L+11.00%	11.85%		12/31/2018		4,583	4,500	4,597	2.0%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%		7/1/2023		5,000	4,826	5,044	2.1%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%		12/19/2021		4,500	4,396	4,320	1.8%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%		7/8/2022		5,590	5,469	5,527	2.3%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK		11/4/2020		5,201	5,121	5,305	2.2%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%		7/28/2022		4,000	3,947	4,040	1.7%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%		7/1/2020		3,000	2,996	2,985	1.2%
Rocket Dog Brands, LLC (e)	Consumer Goods: Non-Durable	n/a	15.00% PIK		5/1/2020		1,868	1,869	-	0.0%
Sterling Merger Sub Corp.	Services: Business	L+7.75%	8.75%		6/19/2023		5,000	4,956	4,838	2.0%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%		5/29/2022		5,000	4,935	4,956	2.1%
Total Junior Secured Loans							63,128	61,919	60,694	25.4%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (e)	Banking, Finance, Insurance & Real Estate	-	-	(v)	10/9/2024	-	-	944	0.4%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	(v)	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	(v)	12/27/2022	-	-	-	0.0%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	(v)	-	-	-	559	0.2%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%		-	-	8,125	8,150	3.4%
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity) (p)	Automotive	-	-	(v)	-	-	-	-	0.0%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (j) (p)	Media: Advertising, Printing & Publishing	-	-	(v)	9/18/2025	-	-	107	0.0%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	(v)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	(v)	12/17/2022	-	-	747	0.3%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	(v)	-	-	200	4	0.0%
Rocket Dog Brands, LLC - Common Units (75,502 units) (e)	Consumer Goods: Non-Durable	-	-	(v)	-	-	-	-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units) (e)	Consumer Goods: Non-Durable	-	15.00% PIK	(w)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (e)	Healthcare & Pharmaceuticals	-	-	(v)	-	-	1,093	12,397	5.2%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (e)	Containers, Packaging & Glass	-	-	(v)	1/6/2024	-	-	-	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	(v)	-	-	87	89	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	(v)	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (l)	Retail	-	-	(v)	-	-	-	-	0.0%
Total Equity Securities							10,473	23,584	9.8%
TOTAL INVESTMENTS							$379,150	$376,656	157.5%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $239,087 as of September 30, 2016.
(e)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(f)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(g)	All or a portion of this commitment was unfunded at September 30, 2016. As such, interest is earned only on the funded portion of this commitment.
(h)	A portion of this loan (principal of $2,336) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(j)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2016, non-qualifying assets totaled 1.74% of the Company's total assets.
(k)	A portion of this loan (principal of $3,585) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(l)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(m)	A portion of this loan (principal of $4,703) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(n)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(o)	A portion of this loan (principal of $5,309) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(p)	Represents less than 5% ownership of the portfolio company's voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	This position is currently on non-accrual status.
(s)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee currently accrues at 3.54% per annum and is subject to an estimated minimum payment upon termination of $2,155.
(t)	The PIK portion of the interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.90% per annum.
(u)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.
(v)	Represents a non-income producing security.
(w)	This position includes a PIK dividend and is currently on non-accrual status.
(x)	This is a demand note with no stated maturity.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets(d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021	5,985	$5,746	$5,746	3.1%
Alora Pharmaceuticals, LLC (e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,338	11,229	11,253	6.1%
Alora Pharmaceuticals, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	-	-	0.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,511	7,398	4.0%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/4.50% PIK	7/22/2019	4,029	3,951	3,941	2.1%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,918	2,818	1,984	1.1%
BCC Software, LLC (h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,817	2,785	2,776	1.5%
BCC Software, LLC (Revolver) (f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	-	-	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,919	2,892	2,737	1.4%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	4,179	4,101	4,093	2.2%
Cali Bamboo, LLC (Revolver) (f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,624	1,039	1,039	0.6%
Cornerstone Detention Products, Inc. (i)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK	4/8/2019	4,221	4,161	3,969	2.2%
Cornerstone Detention Products, Inc. (Revolver) (f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
Cyalume Technologies Holdings, Inc. (h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,236	5,106	5,278	2.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	453	453	456	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	306	306	0.2%
Diesel Direct Holdings, Inc. (h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,363	5,299	5,443	2.9%
EB Employee Solutions, LLC (h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,470	3,406	3,399	1.8%
G&M Opco LLC (h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,169	3,096	3,109	1.7%
InMobi Pte, Ltd. (Delayed Draw) (f) (j) (k)	Media: Advertising, Printing & Publishing	L+10.17%	10.50%	9/1/2018	10,000	5,842	5,772	3.1%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020	15,000	14,627	14,625	7.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK (q)	12/20/2018	3,750	3,688	3,634	2.0%
Landpoint, LLC (Revolver) (f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,690	6,562	6,657	3.6%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/1.00% PIK	9/12/2019	4,035	3,972	3,986	2.2%
Luxury Optical Holdings Co. (Revolver) (f)	Retail	L+8.00%	9.00%	9/12/2019	273	-	-	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,875	3,814	3,864	2.1%
Miles Media Group LLC (Delayed Draw) (f) (j)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/2.00% PIK	5/13/2019	6,326	6,213	6,177	3.4%
O'Brien Industrial Holdings, LLC (Revolver) (f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	12,698	12,589	12,679	6.9%
PD Products, LLC (Revolver) (f)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	1,025	1,024	0.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020	4,958	4,855	4,993	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020	4,979	4,874	4,964	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	-	-	0.0%
Precision Toxicology, LLC (h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	5,440	5,345	5,358	2.9%
Precision Toxicology, LLC (Revolver) (f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/1.00% PIK	3/24/2020	635	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,207	11,155	12,299	6.7%
Rockdale Blackhawk, LLC (Revolver) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	789	786	0.4%
Rockdale Blackhawk, LLC (Capex) (f) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,288	629	634	0.3%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019	1,032	1,032	1,032	0.6%
Rocket Dog Brands, LLC (Delayed Draw) (f) (g) (j)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019	350	150	150	0.1%
SHI Holdings, Inc. (h)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	2,737	2,688	2,710	1.5%
SHI Holdings, Inc. (Revolver) (f)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	818	573	573	0.3%
SNI Companies (l)	Services: Business	L+10.00%	11.00%	12/31/2018	6,852	6,743	6,842	3.7%
SNI Companies (Revolver) (f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	125	125	0.1%
Summit Container Corporation (g) (h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,600	3,537	3,400	1.8%
The Sandbox Group LLC (h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/2.00% PIK	2/23/2020	5,388	5,274	5,329	2.9%
The Sandbox Group LLC (Revolver) (f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/2.00% PIK	2/23/2020	1,250	1,243	1,243	0.7%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% Cash/7.92% PIK (r)	12/23/2019	3,068	3,017	3,040	1.6%
TRG, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	-	-	0.0%
TRG, LLC (CapEx) (f)	Hotels, Gaming & Leisure	L+12.00%	11.00% Cash/2.00% PIK	12/23/2019	919	653	649	0.3%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,330	1,287	1,207	0.6%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,211	6,093	6,236	3.4%
Vacation Innovations, LLC (Revolver) (f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	342	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,419	6,342	6,425	3.5%
Yandy Holding, LLC (Revolver) (f)	Retail	L+9.00%	10.00%	9/30/2019	907	-	-	0.0%
Total Senior Secured Loans					214,659	189,854	190,559	103.3%

Unitranche Loans
Accutest Corporation	Services: Business	L+9.50%	11.00%	6/5/2018	6,586	6,440	6,586	3.6%
Collaborative Neuroscience Network, LLC (m)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,058	6,968	6,733	3.6%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,437	8,393	5,358	2.9%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/2.55% PIK (s)	5/7/2019	5,207	5,101	4,730	2.6%
Incipio Technologies, Inc. (n)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,669	15,008	8.1%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/2.50% PIK	12/27/2017	4,223	4,177	4,223	2.3%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	6,655	6,555	6,562	3.6%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK	12/17/2018	7,429	7,301	7,295	3.9%
Playtime, LLC (m)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,677	5,627	5,070	2.8%
TPP Acquisition, Inc. (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	6,835	6,769	2,990	1.6%
TPP Acquisition, Inc. (Revolver) (o)	Retail	L+11.00%	4.50% Cash/8.00% PIK	12/17/2017	2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (Delayed Draw) (o)	Retail	L+11.00%	10.50% Cash/2.00% PIK	12/17/2017	3,429	3,429	1,500	0.8%
Total Unitranche Loans					78,571	77,464	68,090	36.9%

Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,555	5,538	3.0%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,691	5,532	3.0%
Education Corporation of America	Services: Consumer	L+11.00%	11.60%	12/31/2018	5,833	5,698	5,854	3.2%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,810	4,700	2.5%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,384	4,016	2.2%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,455	5,339	2.9%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/1.50% PIK	11/4/2020	10,101	9,919	10,060	5.4%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,942	3,948	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,988	2,950	1.6%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,953	5,000	2.7%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	1,673	1,673	570	0.3%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,952	4,956	2.7%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,928	4,925	2.7%
Total Junior Secured Loans					66,083	64,948	63,388	34.3%

Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (p)	Banking, Finance, Insurance & Real Estate	-	-	(t)	10/9/2024	-	-	353	0.2%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (p)	Hotels, Gaming & Leisure	-	-	(t)	12/21/2023	-	-	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units) (p)	Healthcare & Pharmaceuticals	-	-	(t)	12/27/2022	-	-	147	0.1%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (p)	Aerospace & Defense	-	-	(t)	-	-	-	449	0.2%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (p)	Services: Consumer	n/a	12.00%		-	-	8,125	8,345	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (k) (p)	Media: Advertising, Printing & Publishing	-	-	(t)	9/18/2025	-	-	108	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (p)	Metals & Mining	-	-	(t)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (p)	Services: Business	-	-	(t)	12/17/2022	-	-	450	0.2%
Playtime, LLC - Preferred Units (8,665 units) (p)	Hotels, Gaming & Leisure	-	-	(t)	-	-	200	64	0.0%
Rocket Dog Brands, LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	(t)	-	-	-	-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK	(u)	-	-	967	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-	(t)	-	-	1,093	8,184	4.4%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	(t)	1/6/2024	-	-	-	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity) (p)	Media: Advertising, Printing & Publishing	-	-	(t)	-	-	-	277	0.2%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (p)	Retail	-	-	(t)	-	-	86	90	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (p)	Retail	-	-	(t)	-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (o)	Retail	-	-	(t)	-	-	-	-	0.0%
Total Equity Securities							10,472	19,054	10.3%
TOTAL INVESTMENTS							$342,738	$341,091	184.8%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $184,535 as of December 31, 2015.
(e)	A portion of this loan (principal of $4,679) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at December 31, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company's voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,532) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(k)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2015, non-qualifying assets totaled 1.60% of the Company’s total assets.
(l)	A portion of this loan (principal of $4,394) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(m)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(n)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(o)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% percent of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(p)	Represents less than 5% ownership of the portfolio company’s voting securities.
(q)	The PIK portion of the interest rate for Landpoint, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum and is subject to a minimum payment upon termination of $338.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a guaranteed fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum and is subject to an estimated minimum payment upon termination of $891.
(s)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(t)	Represents a non-income producing security.
(u)	This position includes a PIK dividend and is currently on non-accrual status.

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2016, MRCC SBIC had $60,000 in regulatory capital, $20,000 in leveragable capital and $40,000 in SBA-guaranteed debentures outstanding. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75,000 in SBA-guaranteed debentures. See Note 7 for additional information.

On July 25, 2016, the Company closed a public offering of 3,100,000 shares of its common stock at a public offering price of $15.50 per share, raising approximately $48,050 in gross proceeds. On August 3, 2016, the Company sold an additional 465,000 shares of its common stock, at a public offering price of $15.50 per share, raising approximately $7,208 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2,210 and offering costs were $493, resulting in net proceeds of $52,555.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as interest income in the period earned. For the three and nine months ended September 30, 2016, interest income included $220 and $1,067 of prepayment and amendment fees, respectively. For the three and nine months ended September 30, 2015, interest income included $117 and $1,242 of prepayment and amendment fees, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2016, the Company recorded dividend income of $1,384 and $4,297, respectively. For both the three and nine months ended September 30, 2015, the Company recorded dividend income of $75.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,955 and $6,340 as of September 30, 2016 and December 31, 2015, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2016 totaled $694 and $2,190, respectively. For the three and nine months ended September 30, 2015, upfront loan origination and closing fees received totaled $1,102 and $2,650, respectively. For the three and nine months ended September 30, 2016, interest income included $383 and $1,137 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and nine months ended September 30, 2015, interest income included $308 and $787 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and nine months ended September 30, 2016, interest income included $227 and $836 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and nine months ended September 30, 2015, interest income included $159 and $930 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended September 30, 2016, interest income included $600 and $1,430 of PIK interest, respectively. For the three and nine months ended September 30, 2015, interest income included $453 and $1,494 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. On January 1, 2016, the Company placed its loan investments in TPP Acquisition, Inc. on non-accrual status. During the three and nine months ended September 30, 2016, the Company received interest payments from TPP Acquisition, Inc. totaling $20 and $30, respectively, which were recognized as interest income. Prior to placing TPP Acquisition Inc. on non-accrual status there were no other loan investments on non-accrual status. The Company’s preferred unit investment in Rocket Dog Brands LLC, which has a stated PIK interest rate, continues to remain on non-accrual status, and no dividend income was recorded related to this investment for the three and nine months ended September 30, 2016 and 2015. The fair value of the Company’s investments on non-accrual status totaled $6,249 and zero at September 30, 2016 and December 31, 2015, respectively.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share issuances and repurchases. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2016 and December 31, 2015, the Company had unamortized deferred financing costs of $3,883 and $3,569, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2016 was $222 and $603, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2015 was $185 and $553, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of September 30, 2016 and December 31, 2015, other assets on the consolidated statements of assets and liabilities included $270 and $358, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2016, $342 and $429, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes, respectively. For the three and nine months ended September 30, 2015, zero and $3 was recorded for U.S. federal excise taxes, respectively. As of September 30, 2016 and December 31, 2015, payables for excise taxes of $225 and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2016. The 2012 through 2015 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2016.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2016		December 31, 2015
Amortized Cost:
Senior secured loans	$248,881	65.6%	$189,854	55.4%
Unitranche loans	57,877	15.3	77,464	22.6
Junior secured loans	61,919	16.3	64,948	19.0
Equity securities	10,473	2.8	10,472	3.0
Total	$379,150	100.0%	$342,738	100.0%

	September 30, 2016		December 31, 2015
Fair Value:
Senior secured loans	$240,520	63.9%	$190,559	55.9%
Unitranche loans	51,858	13.8	68,090	20.0
Junior secured loans	60,694	16.1	63,388	18.6
Equity securities	23,584	6.2	19,054	5.5
Total	$376,656	100.0%	$341,091	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2016		December 31, 2015
Amortized Cost:
International	$6,667	1.8%	$5,842	1.7%
Mid-Atlantic	—	—	6,440	1.9
Midwest	56,306	14.9	46,557	13.6
Northeast	76,758	20.2	63,131	18.4
South	17,181	4.5	—	—
Southeast	51,745	13.6	64,282	18.7
Southwest	39,462	10.4	38,325	11.2
West	131,031	34.6	118,161	34.5
Total	$379,150	100.0%	$342,738	100.0%

	September 30, 2016		December 31, 2015
Fair Value:
International	$6,724	1.8%	$5,880	1.7%
Mid-Atlantic	—	—	6,586	1.9
Midwest	56,801	15.1	46,103	13.5
Northeast	78,400	20.8	63,396	18.6
South	17,199	4.6	—	—
Southeast	52,907	14.0	65,823	19.3
Southwest	42,266	11.2	40,913	12.0
West	122,359	32.5	112,390	33.0
Total	$376,656	100.0%	$341,091	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2016		December 31, 2015
Amortized Cost:
Aerospace & Defense	$9,891	2.6%	$5,865	1.7%
Automotive	12,428	3.3	8,393	2.4
Banking, Finance, Insurance & Real Estate	34,539	9.1	17,017	5.0
Beverage, Food & Tobacco	12,722	3.4	5,691	1.7
Chemicals, Plastics & Rubber	3,947	1.0	3,942	1.2
Construction & Building	18,939	5.0	18,959	5.5
Consumer Goods: Durable	3,636	1.0	4,177	1.2
Consumer Goods: Non-Durable	44,472	11.7	50,662	14.8
Containers, Packaging & Glass	3,602	0.9	3,537	1.0
Energy: Oil & Gas	8,121	2.1	8,987	2.6
Environmental Industries	3,697	1.0	—	—
Healthcare & Pharmaceuticals	37,474	9.9	45,422	13.3
High Tech Industries	15,464	4.1	17,155	5.0
Hotels, Gaming & Leisure	37,729	9.9	19,404	5.7
Media: Advertising, Printing & Publishing	6,667	1.8	12,359	3.6
Media: Broadcasting & Subscription	17,893	4.7	19,011	5.5
Media: Diversified & Production	4,935	1.3	4,928	1.4
Metals & Mining	5,212	1.4	7,432	2.2
Retail	36,193	9.5	22,634	6.6
Services: Business	28,737	7.6	35,522	10.4
Services: Consumer	24,995	6.6	26,540	7.7
Utilities: Electric	2,970	0.8	—	—
Wholesale	4,887	1.3	5,101	1.5
Total	$379,150	100.0%	$342,738	100.0%

	September 30, 2016		December 31, 2015
Fair Value:
Aerospace & Defense	$10,836	2.9%	$6,489	1.9%
Automotive	8,154	2.2	5,358	1.6
Banking, Finance, Insurance & Real Estate	36,305	9.6	17,230	5.1
Beverage, Food & Tobacco	12,309	3.3	5,532	1.6
Chemicals, Plastics & Rubber	4,040	1.1	3,948	1.2
Construction & Building	19,150	5.1	18,867	5.5
Consumer Goods: Durable	3,660	1.0	4,223	1.2
Consumer Goods: Non-Durable	41,332	11.0	49,006	14.4
Containers, Packaging & Glass	3,581	0.9	3,400	1.0
Energy: Oil & Gas	8,060	2.1	9,077	2.7
Environmental Industries	3,787	1.0	—	—
Healthcare & Pharmaceuticals	48,351	12.8	53,677	15.7
High Tech Industries	14,494	3.8	16,006	4.7
Hotels, Gaming & Leisure	37,934	10.1	19,510	5.7
Media: Advertising, Printing & Publishing	6,724	1.8	12,729	3.7
Media: Broadcasting & Subscription	18,396	4.9	18,641	5.5
Media: Diversified & Production	4,956	1.3	4,925	1.4
Metals & Mining	5,366	1.4	7,396	2.2
Retail	26,763	7.1	17,026	5.0
Services: Business	29,650	7.9	36,215	10.6
Services: Consumer	25,227	6.7	27,106	7.9
Utilities: Electric	2,996	0.8	—	—
Wholesale	4,585	1.2	4,730	1.4
Total	$376,656	100.0%	$341,091	100.0%

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 5.75% and 17.00% at September 30, 2016 and 6.00% and 18.92% at December 31, 2015. The maturity dates on the loans outstanding at September 30, 2016 range between October 2016 and August 2023. Management evaluates the collectability of the loans on an ongoing basis based upon various factors including, but not limited to, the credit history of the borrower, its financial status and its available collateral.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of September 30, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$240,520	$240,520
Unitranche loans	—	—	51,858	51,858
Junior secured loans	—	—	60,694	60,694
Equity securities	—	—	23,584	23,584
Total Investments	$—	$—	$376,656	$376,656

Secured borrowings	$—	$—	$1,610	$1,610

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

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2016:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2016	$201,002	$53,920	$64,955	$22,931	$342,808	$2,112
Reclassifications	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(2,739)	(635)	873	653	(1,848)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	50,384	197	191	—	50,772	—
Proceeds from principal payments and sales on investments (2)	(8,127)	(1,624)	(5,325)	—	(15,076)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	123
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(625)
Balance as of September 30, 2016	$240,520	$51,858	$60,694	$23,584	$376,656	$1,610

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications	6,525	(6,525)	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(3,360)	(2,349)	332	4,530	(847)	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost (1)	88,497	1,719	8,068	—	98,284	—
Proceeds from principal payments and sales on investments (2)	(41,701)	(9,077)	(11,094)	(587)	(62,459)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	36
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(902)
Balance as of September 30, 2016	$240,520	$51,858	$60,694	$23,584	$376,656	$1,610

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

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

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2016, attributable to Level 3 investments still held at September 30, 2016, was ($1,821) and ($377), respectively. The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2015, attributable to Level 3 investments still held at September 30, 2015, was $118 and $560, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and nine months ended September 30, 2016, attributable to Level 3 investments still held at September 30, 2016, was ($123) and ($36), respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three and nine months ended September 30, 2015, attributable to Level 3 investments still held at September 30, 2015, was ($43) and ($35), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2016 and 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2016 were as follows:

							Range
	Fair Value		Valuation Technique	Unobservable Input	Weighted Mean		Minimum		Maximum
Assets:
Senior secured loans	$199,008		Discounted cash flow	EBITDA multiples	6.3	x	2.3	x	11.0	x
				Market yields	11.6%		6.5%		22.5%
Senior secured loans	1,157		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Senior secured loans	6,249		Enterprise value	EBITDA multiples	3.8	x	3.3	x	4.3	x
Unitranche loans	42,370		Discounted cash flow	EBITDA multiples	6.0	x	4.5	x	8.0	x
				Market yields	12.0%		9.0%		19.3%
Unitranche loans	5,359		Enterprise value	EBITDA multiples	6.0	x	5.5	x	6.5	x
Unitranche loans	4,129		Combination of discounted cash flow and enterprise value	EBITDA multiples	5.5	x	5.0	x	6.0	x
				Market yields	33.1%		29.5%		36.7%
Junior secured loans	19,016		Discounted cash flow	EBITDA multiples	7.1	x	2.5	x	9.5	x
				Market yields	10.3%		8.3%		13.0%
Junior secured loans	-		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Equity securities	8,150		Discounted cash flow	EBITDA multiples	2.8	x	2.5	x	3.0	x
				Market yields	16.0%		15.0%		17.0%
Equity securities	15,434		Enterprise value	EBITDA multiples	2.9	x	0.5	x	9.5	x
Total Level 3 Assets	$300,872	(1)

Liabilities:
Secured Borrowings	$1,610		Discounted cash flow	Market yields	8.5%		7.8%		9.1%

(1)	Excludes loans of $75,784 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $40,000 and $40,000, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2016 and 2015 were as follows:

Portfolio Company	Fair value at December 31, 2015	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at September 30, 2016	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$11,692	$488	$—	$153	$44	$—	$1,045	$13,422	$1,073	$—
Rockdale Blackhawk LLC	21,903	462	(2,187)	—	140	—	3,945	24,263	1,373	3,546
Rocket Dog Brands LLC	1,752	384	(12)	319	7	—	(1,293)	1,157	351	—
Summit Container Corporation	3,400	137	(141)	48	20	—	117	3,581	485	—
Total non-controlled affiliate company investments	$38,747	$1,471	$(2,340)	$520	$211	$—	$3,814	$42,423	$3,282	$3,546
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,525	$4,769	$(1,304)	$—	$—	$—	$(3,741)	$6,249	$30	$—
Total controlled affiliate company investments	$6,525	$4,769	$(1,304)	$—	$—	$—	$(3,741)	$6,249	$30	$—

Portfolio Company	Fair value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Fair value at September 30, 2015	Interest income	Dividend income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$10,163	$1,463	$—	$118	$32	$—	$(210)	$11,566	$932	$—
Rockdale Blackhawk LLC	—	14,200	(761)	—	87	—	3,865	17,391	982	—
Rocket Dog Brands LLC	2,454	—	—	168	—	—	(451)	2,171	243	—
Summit Container Corporation	3,979	—	(147)	—	15	—	(319)	3,528	364	—
Total non-controlled affiliate company investments	$16,596	$15,663	$(908)	$286	$134	$—	$2,885	$34,656	$2,521	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,621	$4,200	$—	$115	$22	$—	$(2,599)	$8,359	$739	$—
Total controlled affiliate company investments	$6,621	$4,200	$—	$115	$22	$—	$(2,599)	$8,359	$739	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and nine months ended September 30, 2016 was $1,594 and $4,598, respectively. Base management fees for the three and nine months ended September 30, 2015 were $1,370 and $3,626, respectively.

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

Incentive fees for the three and nine months ended September 30, 2016 were $1,223 and $4,282, respectively. Incentive fees for the three months ended September 30, 2016, consisted of part one incentive fees (based on net investment income) of $1,361, reduced by the reduction of the second part of the incentive fee (based upon net realized and unrealized gains and losses) of ($138). Incentive fees for the nine months ended September 30, 2016, consisted solely of part one incentive fees (based on net investment income) of $4,282. Incentive fees for the three and nine months ended September 30, 2015 consisted solely of part one incentive fees (based on net investment income) of $1,124 and $3,434, respectively. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2016, the Company incurred $826 and $2,249, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $324 and $956, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2015, the Company incurred $711 and $2,076, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $279 and $828, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2016 and December 31, 2015, $324 and $249, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2016 and December 31, 2015, the Company had accounts payable to members of the Board of $37 and $74, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of September 30, 2016 and December 31, 2015, the Company had $104,500 and $123,700 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of September 30, 2016, the maximum amount the Company was able to borrow under the revolving credit facility was $160,000 and this maximum borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth (excluding investments in MRCC SBIC) exceeds $225,000 or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of September 30, 2016 and December 31, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.6% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2016 was 3.7% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2016 was 0.5% and 0.5%, respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2015 was 3.7% and 3.6%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the three and nine months ended September 30, 2015 was 0.5% and 0.6%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated total net assets at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter or (b) $120,000 plus 65% of the net proceeds to the Company from sales of its securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.1 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default. As of September 30, 2016 and December 31, 2015, MRCC SBIC had $60,000 in regulatory capital, $20,000 in leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

As of September 30, 2016 and December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225,000 in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40,000 in borrowings. Pursuant to the increase in the family of funds limitation, the Company submitted a commitment application to the SBA and on April 13, 2016 was approved for $75,000 in additional SBA-guaranteed debentures for MRCC SBIC. In order for MRCC SBIC to gain access to the entirety of the $75,000 in SBA-guaranteed debentures, the Company would be required to contribute to MRCC SBIC an additional $37,500 in leveragable capital.

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

As of September 30, 2016, secured borrowings at fair value totaled $1,610 and the fair value of the loan that is associated with these secured borrowings was $5,075. As of December 31, 2015, secured borrowings at fair value totaled $2,476 and the fair value of the loans that are associated with these secured borrowings was $11,803. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, repayments on secured borrowings totaled $625 and $902, respectively. During the three and nine months ended September 30, 2015, repayments on secured borrowings totaled $650 and $1,200, respectively. The weighted average interest rate on the Company’s secured borrowings was approximately 6.0% as of September 30, 2016.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended September 30,
	2016	2015
Interest expense – revolving credit facility	$935	$884
Interest expense – SBA debentures	329	303
Amortization of deferred financing costs	222	185
Interest expense – secured borrowings	27	48
Other	10	14
Total interest and other debt financing expenses	$1,523	$1,434

	Nine months ended September 30,
	2016	2015
Interest expense – revolving credit facility	$3,251	$2,251
Interest expense – SBA debentures	981	750
Amortization of deferred financing costs	603	553
Interest expense – secured borrowings	99	156
Other	53	78
Total interest and other debt financing expenses	$4,987	$3,788

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—	—	18,518	275
August 30, 2016	September 15, 2016	September 30, 2016	0.35	5,730	4,493	70	—	—
Total distributions declared			$1.05	$14,836	4,493	$70	38,662	$552

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2015:
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	—	$—	16,057	$238
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	—	—	19,023	281
September 1, 2015	September 15, 2015	September 30, 2015	0.35	4,432	—	—	18,300	264
Total distributions declared			$1.05	$12,160	—	$—	53,380	$783

Note 9. Stock Issuances and Repurchases

Stock Issuances: On July 25, 2016, the Company closed a public offering of 3,100,000 shares of its common stock at a public offering price of $15.50 per share, raising approximately $48,050 in gross proceeds. On August 3, 2016, the Company sold an additional 465,000 shares of its common stock, at a public offering price of $15.50 per share, raising approximately $7,208 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2,210 and offering costs were $493, resulting in net proceeds of $52,555.

On February 6, 2015, the Company entered into an ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. On July 1, 2016, the Company entered into an amendment to MLV's equity distribution agreement and an assignment agreement to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the three and nine months ended September 30, 2016, the Company did not sell any of its common stock under the ATM program. During the three months ended September 30, 2015, the Company sold 211,476 shares at an average price of $14.94 per share for gross proceeds of $3,159 under the ATM program. Aggregate underwriters’ discounts and commissions were $49 and offering costs were $37, resulting in net proceeds of approximately $3,073. During the nine months ended September 30, 2015, the Company sold 325,927 shares at an average price of $14.96 per share, raising approximately $4,875 in gross proceeds. Aggregate underwriters’ discounts and commissions were $76 and offering costs were $42, resulting in net proceeds of approximately $4,757.

On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters discounts and commissions were $1,692 and offering costs were $295, resulting in net proceeds of $39,853 on these non-ATM program issuances during the nine months ended September 30, 2015.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2016 and December 31, 2015, the Company had $24,068 and $20,703, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Per share data:
Net asset value at beginning of period	$14.19	$14.05
Net investment income (1)	1.24	1.22
Net gain (loss) on investments and secured borrowings (1)	(0.03)	(0.01)
Net increase in net assets from operations (1)	1.21	1.21
Stockholder distributions (2)	(1.05)	(1.05)
Effect of share issuances above NAV(3)	0.07	—
Net asset value at end of period	$14.42	$14.21

Net assets at end of period	$239,087	$179,868
Shares outstanding at end of period	16,577,500	12,661,337
Per share market value at end of period	$15.73	$13.90
Total return based on market value (4)	28.98%	3.18%
Total return based on net asset value (5)	9.02%	8.62%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	12.15%	12.47%
Ratio of interest and other debt financing expenses to average net assets (7)	3.33%	3.24%

Ratio of expenses (without incentive fees) to average net assets (7)	8.26%	8.20%
Ratio of incentive fees to average net assets (8)	2.14%	2.19%
Ratio of total expenses to average net assets (6)	10.40%	10.39%
Average debt outstanding	$153,163	$110,662
Average debt outstanding per share	$11.05	$9.81
Portfolio turnover (8)	17.79%	25.05%

(1)	Calculated using the weighted average shares outstanding during the period.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2016 and 2015, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on net asset value is calculated by dividing the net increase in net assets from operations by the net asset value per share at the beginning of the period (excluding the impact of dividends paid). Total returns based on net asset value covering less than a full period are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios are annualized.
(8)	Ratios are not annualized.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2016, our portfolio included 63.9% senior secured debt, 13.8% unitranche secured debt, 16.1% junior secured debt and 6.2% equity securities, compared to December 31, 2015, when our portfolio consisted of 55.9% senior secured debt, 20.0% unitranche secured debt, 18.6% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2016, MRCC SBIC had $60.0 million in regulatory capital, $20.0 million in leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA-guaranteed debentures. See “SBA Debentures” below for more information.

On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs were $0.5 million, resulting in net proceeds of $52.6 million.

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

Portfolio and Investment Activity

During the three months ended September 30, 2016, we invested $44.3 million in eight new portfolio companies and $5.5 million in seven existing portfolio companies and had $15.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $34.7 million for the period.

During the nine months ended September 30, 2016, we invested $61.0 million in 12 new portfolio companies and $34.7 million in 16 existing portfolio companies and had $62.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $33.2 million for the period.

During the three months ended September 30, 2015, we invested $43.5 million in six new portfolio companies and $12.3 million in nine existing portfolio companies and had $9.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $46.1 million for the period.

During the nine months ended September 30, 2015, we invested $125.3 million in 22 new portfolio companies and $37.4 million in 14 existing portfolio companies and had $68.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $93.9 million for the period.

The following tables show the composition of the investment portfolio (in thousands) and associated yield data:

	September 30, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$240,520	63.9%	9.5%	9.5%
Unitranche loans	51,858	13.8	10.9	11.2
Junior secured loans	60,694	16.1	9.4	9.4
Equity securities	23,584	6.2	10.8	10.8
Total	$376,656	100.0%	9.7%	9.7%

	December 31, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$190,559	55.9%	10.4%	10.4%
Unitranche loans	68,090	20.0	10.7	12.0
Junior secured loans	63,388	18.6	9.4	9.4
Equity securities	19,054	5.5	10.8	10.8
Total	$341,091	100.0%	10.3%	10.6%

(1)	Based upon the par value of our debt investments and the cost basis of our preferred equity investments.
31

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$10,836	2.9%	$6,489	1.9%
Automotive	8,154	2.2	5,358	1.6
Banking, Finance, Insurance & Real Estate	36,305	9.6	17,230	5.1
Beverage, Food & Tobacco	12,309	3.3	5,532	1.6
Chemicals, Plastics & Rubber	4,040	1.1	3,948	1.2
Construction & Building	19,150	5.1	18,867	5.5
Consumer Goods: Durable	3,660	1.0	4,223	1.2
Consumer Goods: Non-Durable	41,332	11.0	49,006	14.4
Containers, Packaging & Glass	3,581	0.9	3,400	1.0
Energy: Oil & Gas	8,060	2.1	9,077	2.7
Environmental Industries	3,787	1.0	—	—
Healthcare & Pharmaceuticals	48,351	12.8	53,677	15.7
High Tech Industries	14,494	3.8	16,006	4.7
Hotels, Gaming & Leisure	37,934	10.1	19,510	5.7
Media: Advertising, Printing & Publishing	6,724	1.8	12,729	3.7
Media: Broadcasting & Subscription	18,396	4.9	18,641	5.5
Media: Diversified & Production	4,956	1.3	4,925	1.4
Metals & Mining	5,366	1.4	7,396	2.2
Retail	26,763	7.1	17,026	5.0
Services: Business	29,650	7.9	36,215	10.6
Services: Consumer	25,227	6.7	27,106	7.9
Utilities: Electric	2,996	0.8	—	—
Wholesale	4,585	1.2	4,730	1.4
Total	$376,656	100.0%	$341,091	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of September 30, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	344,702	91.5
3	25,705	6.8
4	6,249	1.7
5	—	—
Total	$376,656	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	315,358	92.5
3	19,208	5.6
4	6,525	1.9
5	—	—
Total	$341,091	100.0%

Results of Operations

Operating results were as follows (dollars in thousands):

	Three months ended September 30,
	2016	2015
Total investment income	$11,128	$9,172
Total expenses	5,545	4,674
Net investment income	5,583	4,498
Net realized gain (loss) on investments	—	167
Net change in unrealized appreciation (depreciation) on investments	(1,848)	118
Net change in unrealized (appreciation) depreciation on secured borrowings	(123)	(43)
Net increase (decrease) in net assets resulting from operations	$3,612	$4,740

	Nine months ended September 30,
	2016	2015
Total investment income	$33,785	$26,772
Total expenses	16,656	13,036
Net investment income	17,129	13,736
Net realized gain (loss) on investments	587	167
Net change in unrealized appreciation (depreciation) on investments	(847)	(188)
Net change in unrealized (appreciation) depreciation on secured borrowings	(36)	(35)
Net increase (decrease) in net assets resulting from operations	$16,833	$13,680

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended September 30,
	2016	2015
Interest income	$8,914	$8,513
Dividend income	1,384	75
Fee income	220	117
Prepayment gain (loss)	227	159
Accretion of discounts and amortization of premium	383	308
Total investment income	$11,128	$9,172

	Nine months ended September 30,
	2016	2015
Interest income	$26,448	$23,738
Dividend income	4,297	75
Fee income	1,067	1,242
Prepayment gain (loss)	836	930
Accretion of discounts and amortization of premium	1,137	787
Total investment income	$33,785	$26,772

 The increase in investment income of $2.0 million and $7.0 million during the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, is primarily due to increases in average outstanding loan balances and increases in dividend income.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2016	2015
Interest and other debt financing expenses	$1,523	$1,434
Base management fees	1,594	1,370
Incentive fees	1,223	1,124
Professional fees	237	226
Administrative service fees	324	279
General and administrative expenses	265	206
Excise taxes	342	—
Directors fees	37	35
Total operating expenses	$5,545	$4,674

	Nine months ended September 30,
	2016	2015
Interest and other debt financing expenses	$4,987	$3,788
Base management fees	4,598	3,626
Incentive fees	4,282	3,434
Professional fees	682	657
Administrative service fees	956	828
General and administrative expenses	611	591
Excise taxes	429	3
Directors fees	111	109
Total operating expenses	$16,656	$13,036

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2016	2015
Interest expense – revolving credit facility	$935	$884
Interest expense – SBA debentures	329	303
Amortization of deferred financing costs	222	185
Interest expense – secured borrowings	27	48
Other	10	14
Total interest and other debt financing expenses	$1,523	$1,434

	Nine months ended September 30,
	2016	2015
Interest expense – revolving credit facility	$3,251	$2,251
Interest expense – SBA debentures	981	750
Amortization of deferred financing costs	603	553
Interest expense – secured borrowings	99	156
Other	53	78
Total interest and other debt financing expenses	$4,987	$3,788

The increase in expenses of $0.9 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 is primarily due to an increase in base management fees due to the growth in invested assets and an increase in excise taxes.

The increase in expenses of $3.6 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. An increase in interest expense also contributed to the increase in expenses during the nine months ended September 30, 2016 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2016 and 2015, we had sales of investments of zero and $0.2 million resulting in zero and $0.2 million of net realized gains (losses), respectively. During the nine months ended September 30, 2016 and 2015, we had sales of investments of $0.6 million and $0.2 million, resulting in $0.6 million and $0.2 million of realized gains (losses), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended September 30, 2016 and 2015, our investments had ($1.8) million and $0.1 million of net change in unrealized appreciation (depreciation), respectively. For the three months ended September 30, 2016 and 2015, our secured borrowings had ($0.1) million and ($43) thousand of net change in unrealized (appreciation) depreciation, respectively.

For the nine months ended September 30, 2016 and 2015, our investments had ($0.8) million and ($0.2) million of net unrealized appreciation (depreciation), respectively. For the nine months ended September 30, 2016 and 2015, our secured borrowings had ($36) thousand and ($35) thousand of net unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2016 and 2015, the net increase in net assets from operations was $3.6 million and $4.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2016 and 2015, our per share net increase in net assets resulting from operations was $0.23 and $0.38, respectively. The $1.1 million decrease during the three months ended September 30, 2016, as compared to three months ended September 30, 2015, is primarily the result of net unrealized mark-to-market losses on investments in the portfolio during the three months ended September 30, 2016, partially offset by increased net investment income due to portfolio growth and increases in dividend income.

For the nine months ended September 30, 2016 and 2015, the net increase in net assets from operations was $16.8 million and $13.7 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2016 and 2015, our per share net increase in net assets resulting from operations was $1.21 and $1.21, respectively. The $3.1 million increase during the nine months ended September 30, 2016, as compared to nine months ended September 30, 2015, is the result of a $3.4 million increase in net investment income primarily due to portfolio growth and increases in dividend income.

Liquidity and Capital Resources

As of September 30, 2016, we had $6.0 million in cash, $2.2 million in cash at MRCC SBIC, $104.5 million of total debt outstanding on our revolving credit facility and $40.0 million in outstanding SBA-guaranteed debentures. We had $55.5 million available for additional borrowings on our revolving credit facility and $75.0 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2016 and 2015, we experienced a net increase in cash of $0.7 million and $0.1 million, respectively. For the nine months ended September 30, 2016, operating activities used $22.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. For the nine months ended September 30, 2015, we used $81.1 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the nine months ended September 30, 2016 and 2015, investing activities provided (used) $6.3 million and ($3.3) million, respectively, due to changes in the restricted cash balance at MRCC SBIC. During the nine months ended September 30, 2016, we generated $16.7 million from financing activities primarily as a result of proceeds from our capital raise during the period, partially offset by net repayments on our revolving credit facility and distributions to stockholders. During the nine months ended September 30, 2015, we generated $84.5 million from financing activities, primarily from proceeds from our capital raise during the period, net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 24, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. On July 14, 2016, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of September 30, 2016 and December 31, 2015, we had 16,577,500 and 13,008,007 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs were $0.5 million, resulting in net proceeds of $52.6 million.

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. On July 1, 2016, the Company entered into an amendment to MLV's equity distribution agreement and an assignment agreement to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the nine months ended September 30, 2016, we did not make any sales of our common stock under the ATM program.

Borrowings

Revolving Credit Facility: As of September 30, 2016 and December 31, 2015, we had $104.5 million and $123.7 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of September 30, 2016, the maximum amount we were able to borrow under the revolving credit facility is $160.0 million and this maximum borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth (excluding investments in MRCC SBIC) exceeds $225.0 million or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of September 30, 2016 and December 31, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.6% and 3.4% (based on one-month LIBOR), respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the three and nine months ended September 30, 2016 was 0.5% and 0.5%, respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2016 was 3.7% and 3.6%, respectively. As of September 30, 2015, all of the outstanding borrowings were accruing at an interest rate of 3.4% (based on one-month LIBOR). The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2015 was 0.5% and 0.6%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2015 was 3.7% and 3.6%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of September 30, 2016, MRCC SBIC had $60.0 million in regulatory capital, $20.0 million in leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2015, MRCC SBIC had $20.0 million in regulatory and leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding.

As of September 30, 2016 and December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, we submitted a commitment application to the SBA and on April 13, 2016 were approved for $75.0 million in additional SBA-guaranteed debentures for MRCC SBIC. In order for MRCC SBIC to gain access to the entirety of the $75.0 million in SBA-guaranteed debentures, we would be required to contribute to MRCC SBIC an additional $37.5 million in leveragable capital.

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

As of September 30, 2016, secured borrowings at fair value totaled $1.6 million and the fair value of the loan that is associated with these secured borrowings was $5.1 million. As of December 31, 2015, secured borrowings at fair value totaled $2.5 million and the fair value of the loans that are associated with these secured borrowings was $11.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2015 and the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, repayments on secured borrowings totaled $0.6 million and $0.9 million, respectively. During the three and nine months ended September 30, 2015, repayments on secured borrowings totaled $0.6 million and $1.2 million, respectively. The weighted average interest rate on our secured borrowings was approximately 6.0% and 5.8% as of September 30, 2016 and December 31, 2015, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2016 totaled $5.8 million ($0.35 per share) and $14.9 million ($1.05 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2015 totaled $4.4 million ($0.35 per share) and $12.2 million ($1.05 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2016 and 2015, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2016 and December 31, 2015, we had $24.1 million and $20.7 million in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

During the three months ended September 30, 2016, we had a reduction in accrued capital gains incentive fees of $138 thousand, as a result of net declines in portfolio valuations during the period. During the nine months ended September 30, 2016, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the three and nine months ended September 30, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio.

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

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date , which deferred the effective date to fiscal periods beginning after December 15, 2017. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

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

Assuming that the consolidated statement of financial condition as of September 30, 2016 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(97)	$(261)	$164
Up 100 basis points	2,033	1,062	971
Up 200 basis points	5,488	2,123	3,365
Up 300 basis points	8,943	3,184	5,759

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2016	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: November 7, 2016	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

