Form 10-K
period 2016-12-31
MONROE CAPITAL Corp
filed 2017-03-07
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $189.0 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2017, the registrant had 16,581,869 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation, and its consolidated subsidiaries;
•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;
•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and
•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

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

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2015, we sold 672,597 shares at an average price of $14.88 per share for gross proceeds of $10.0 million under the ATM program. Aggregate underwriters’ discounts and commissions were $0.2 million and offering costs were $0.08 million, resulting in net proceeds of approximately $9.8 million.

On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we completed the sale of an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters discounts and commissions were $1.7 million and offering costs were $0.3 million, resulting in net proceeds of $39.9 million on these non-ATM program issuances during the year ended December 31, 2015.

On July 1, 2016, we entered into an amendment to MLV’s equity distribution agreement and an assignment agreement to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the year ended December 31, 2016, we did not make any sales of our common stock under the ATM program.

On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs were $0.5 million, resulting in net proceeds of $52.5 million.

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA-guaranteed debentures for a total of $115.0 million in available debentures. As of December 31, 2016, MRCC SBIC had $41.0 million in leveragable capital and $51.5 million in SBA-guaranteed debentures outstanding.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $412.9 million at December 31, 2016. Our portfolio at December 31, 2016 consists of 70 different portfolio companies and holdings include senior secured, junior secured and unitranche secured debt and equity securities. As of December 31, 2016, we have borrowed $129.0 million under our revolving credit facility and drawn $51.5 million in SBA-guaranteed debentures to finance the purchase of our assets.

Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2016, our portfolio included approximately 66.7% senior secured debt, 12.5% unitranche secured debt, 14.4% junior secured debt and 6.4% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 25 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2016, Monroe Capital’s investment professionals invested in over 1,000 loan and related investments with an aggregate principal value of over $6.0 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as interested directors. Mr. Koenig has more than 25 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 30 companies in the lower middle-market. Mr. Peck has more than 20 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 25 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 15 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2016, Monroe Capital had approximately $4.0 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 425 current investments. From Monroe Capital’s formation in 2004 through December 31, 2016, Monroe Capital’s investment professionals invested in over 1,000 loans and related investments with an aggregate principal value of over $6.0 billion. The senior investment team of Monroe Capital averages more than 25 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2016, our investments in the healthcare and pharmaceuticals industry represented approximately 13.7% of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield.  We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to five years and interest rates of 8% to 13%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 10% to 15%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot assure you that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

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

Predictability of Returns.  Beyond conservative structuring and protection of capital, we seek a predictable exit from our investments. We seek to invest in situations where there are a number of potential exit options, that can result in full repayment or a modest refinance of our investment. We seek to structure the majority of our transactions as secured loans with a covenant package that provides for full or partial repayment upon the completion of asset sales and restructurings. Because we seek to structure these transactions to provide for contractually determined, periodic payments of principal and interest, we are less likely to depend on merger and acquisition activity or public equity markets to exit our debt investments. As a result, we believe that we can achieve our target returns even in a period when public markets are depressed.

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team.  We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 70 professionals, including seven senior partners that average more than 25 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2016, Monroe Capital’s investment professionals invested in more than 1,000 loan and related investments with an aggregate principal value of over $6.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow.  Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2016. Monroe Capital’s over 1,000 previously executed transactions, over 425 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. As of December 31, 2016, Monroe Capital had a pipeline of more than 250 transactions for an aggregate potential deal volume of greater than $5.0 billion for all funds under management. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Unitranche Loans.  We structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans and may limit our recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases we, together with our affiliates, are the sole or majority lender of our unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $18.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2016, as well as the top ten industries in which we were invested as of December 31, 2016, in each case calculated as a percentage of our total investments at fair value as of such date (dollars in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Rockdale Blackhawk, LLC	$27,077	6.6%
Output Services Group, Inc.	15,708	3.8
Incipio Technologies, Inc.	14,219	3.4
American Community Homes, Inc.	13,950	3.4
Jerry Lee Radio, LLC	13,675	3.3
TRG, LLC	13,037	3.2
Education Corporation of America	12,288	3.0
Repay Holdings, LLC	11,934	2.9
The Worth Collection, Ltd.	11,132	2.7
Vacation Innovations, LLC	10,848	2.6
	$143,868	34.9%

Industry	Fair Value of Investments	Percentage of Total Investments
Healthcare & Pharmaceuticals	$56,435	13.7%
Services: Business	40,164	9.7
Retail	38,147	9.2
Hotels, Gaming & Leisure	38,010	9.2
Banking, Finance, Insurance & Real Estate	37,130	9.0
Consumer Goods: Non-Durable	32,000	7.7
Services: Consumer	24,807	6.0
High Tech Industries	18,899	4.6
Construction & Building	18,602	4.5
Media: Broadcasting & Subscription	18,046	4.4
	$322,240	78.0%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination.  MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed throughout North America, with seven offices in the United States and one office in Canada. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe MC Advisors’ origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

Due Diligence.  For each of our investments, MC Advisors prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management, including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. MC Advisors’ presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. MC Advisors seeks to also review the dynamics of the borrowers’ industry and assess the maturity, market size, competition, technology and regulatory issues confronted by the industry. Finally, MC Advisors’ new business presentation includes all relevant third-party reports and assessments, including, as applicable, analyses of the quality of earnings of the prospective borrower, a review of the business by industry experts and third-party valuations. In general, these analyses and reviews are more likely to be completed in agented or club deals in which MC Advisors will have greater access to the borrower and its management team. MC Advisors also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	360,338	87.3
3	40,192	9.7
4	12,390	3.0
5	—	—
Total	$412,920	100.0%

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2016, 2015 and 2014, we incurred $3.1 million, $2.7 million and $2.7 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.3 million, $1.1 million and $0.9 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on October 13, 2016, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our board of directors considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our board of directors concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable business development companies described in the available market data.
•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other business development companies with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other business development companies as well as our projected operating expenses and expense ratio compared to other business development companies. Our board of directors also considered the profitability of MC Advisors. Based upon its review, our board of directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other business development companies.
•	Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed business development companies. Our board of directors concluded that MC Advisors was delivering results consistent with our investment objective and that our investment performance was superior when compared to comparable business development companies over the most recently completed period.
•	Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.

Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the investment advisory agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided pursuant to the Staffing Agreement.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2016, 2015 and 2014 we recorded $0.7 million, $0.1 million and $0.1 million on our consolidated statements of operations for U.S. federal excise taxes.

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

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of December 31, 2016, MRCC SBIC had $41.0 million in leveragable capital and $51.5 million in SBA-guaranteed debentures outstanding.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average after tax net income not exceeding $6.5 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average after tax net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depends on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, we submitted a commitment application to the SBA and on April 13, 2016 we were approved for $75.0 million in additional SBA-guaranteed debentures for MRCC SBIC for a total of $115.0 million in available debentures.

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

TEMPORARY INVESTMENTS

Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

COMPLIANCE POLICIES AND PROCEDURES

We and MC Advisors have adopted and implemented written policies and procedures reasonably designed to prevent violation of federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

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

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in four closed-end funds, two small business investment companies and nine private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

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

AVAILABLE INFORMATION

We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably practicably following our filing of such reports with the SEC. You may read and copy any materials we file with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. We maintain a website at www.monroebdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated into this prospectus, and you should not consider information on our website to be part of this prospectus. You may also obtain such information by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on MC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives depends upon MC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the Investment Advisory and Management Agreement. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

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

Affiliates of MC Advisors manage other assets in four closed-end funds, two small business investment companies and nine private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. None of these funds are registered with the SEC. In addition, although we are currently the only entity managed by MC Advisors, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

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

An extended disruption in the capital markets and the credit markets could negatively affect our business.

As a business development company, it will be necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

As a business development company, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through July 14, 2017. We may seek further stockholder approval to sell shares below net asset value in the future.

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

	Assumed Return on Our Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(2)	-20.34%	-11.52%	-2.70%	6.11%	14.93%

(1)	The assumed return on our portfolio is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $425.0 million in total assets, $184.0 million in debt outstanding, $241.0 million in net assets and an average cost of funds of 3.5%, which was the weighted average interest rate of borrowings on our revolving credit facility and SBA-guaranteed debentures as of December 31, 2016. The interest rate on our revolving credit facility is a variable rate.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control (commonly referred to as a “family of funds”), the maximum amount of outstanding SBA debentures cannot exceed $350.0 million (prior to December 18, 2015, this limitation was $225.0 million). As we have other affiliated SBICs in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, we submitted a commitment application to the SBA and on April 13, 2016 we were approved for $75.0 million in additional SBA-guaranteed debentures for MRCC SBIC for a total of $115.0 million in available debentures. If MRCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it required the development and adoption of many implementing regulations. President Trump has indicated that he may seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws, which may create regulatory uncertainty in the near term. The Dodd-Frank Act, including future changes to the rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

In the past, the global capital markets experienced periods of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a general decline in economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular. If such a period of disruption were to occur in the future, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below historical levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.

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

The loans underlying our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce the achievable yield for our company below the stated yield to maturity described elsewhere in this Annual Report if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

Our portfolio may be exposed in part to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

As of December 31, 2016, our investments in the healthcare and pharmaceuticals industry represented approximately 13.7% of the fair value of our portfolio and are subject to certain risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena, health insurance reform and alternative assessments and tax increases specific to the healthcare industry or products could fundamentally change the dynamics of the healthcare industry. Any of these factors could materially adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest components. For the year ended December 31, 2016, PIK interest comprised approximately 4.5% of our investment income. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;
•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.

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

We currently hold and we may in the future make investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol “MRCC.” The following tables set forth the net asset value (“NAV”) at each period end and the range of high and low closing sale prices of our common stock as reported on The NASDAQ Global Select Market.

Year ended December 31, 2016	NAV	High	Low
First Quarter	$14.45	$14.32	$10.82
Second Quarter	$14.50	$14.83	$13.11
Third Quarter	$14.42	$16.25	$14.91
Fourth Quarter	$14.52	$15.63	$13.77

Year ended December 31, 2015	NAV	High	Low
First Quarter	$14.11	$15.38	$13.91
Second Quarter	$14.18	$15.25	$14.25
Third Quarter	$14.21	$15.08	$13.60
Fourth Quarter	$14.19	$14.99	$12.78

HOLDERS

As of March 6, 2017, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

DISTRIBUTIONS

The following tables summarize our dividends or distributions declared during the years ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
March 4, 2016	March 15, 2016	March 31, 2016	$0.35
June 1, 2016	June 15, 2016	June 30, 2016	0.35
August 30, 2016	September 15, 2016	September 30, 2016	0.35
November 30, 2016	December 15, 2016	December 30, 2016	0.35
Total distributions declared during the year ended December 31, 2016			$1.40	(1)

Date Declared	Record Date	Payment Date	Amount Per Share
March 6, 2015	March 20, 2015	March 31, 2015	$0.35
June 2, 2015	June 15, 2015	June 30, 2015	0.35
September 1, 2015	September 15, 2015	September 30, 2015	0.35
November 30, 2015	December 15, 2015	December 30, 2015	0.35
Total distributions declared during the year ended December 31, 2015			$1.40	(1)

(1)	Includes a return of capital for tax purposes of zero and zero for the years ended December 31, 2016 and 2015, respectively.

On March 7, 2017, the Board declared a quarterly distribution of $0.35 per share payable on March 31, 2017 to stockholders of record on March 17, 2017.

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

PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index, for the period from October 25, 2012, the date our common stock began trading, through December 31, 2016. The graph assumes that on October 25, 2012, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
10/25/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
MRCC
S&P 500
NASDAQ Financial 100 Index

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our consolidated financial statements that have been audited by RSM US LLP (“RSM”), our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except per share data):

	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015		As of and for the year ended December 31, 2014		As of and for the year ended December 31, 2013		As of and for the year ended December 31, 2012(1)
Consolidated statements of operations data:
Total investment income	$45,018	$36,898		$29,913		$18,213		$1,706
Base management fees	6,347	5,129		4,091		2,752		318
Incentive fees, net of incentive fee waiver	5,504	4,685		3,512		1,544		6
All other expenses	10,661	8,343		7,235		5,267		592
Net investment income	22,506	18,741		15,075		8,650		790
Net realized gain (loss) on investments	587	304		299		247		—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	1,272	(1,153)		(1,465)		869		160
Net increase (decrease) in net assets resulting from operations	$24,365	$17,892		$13,909		$9,766		$950
Per share data (basic and diluted):
Net asset value	$14.52	$14.19		$14.05		$13.92		$14.54
Net investment income	1.55	1.60		1.57		1.13		0.15
Net realized gain (loss) on investments	0.04	0.03		0.03		0.03		—
Net change in unrealized appreciation (depreciation) on investments and secured borrowings	0.09	(0.10)		(0.15)		0.12		0.03
Net increase (decrease) in net assets resulting from operations	$1.68	$1.53		$1.45		$1.28		$0.18
Distributions declared(2)	$1.40	$1.40		$1.36		$1.36		$0.34
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$412,920	$341,091		$233,535		$207,920		$132,752
Cash	5,958	5,278		4,561		14,214		4,060
Restricted cash	2,373	8,588		1,176		389		—
Other assets	3,294	2,353	(4)	1,834	(4)	1,067	(4)	669	(4)
Total assets	424,545	357,310	(4)	241,106	(4)	223,590	(4)	137,481	(4)
Total debt	177,869	162,607	(4)	103,829	(4)	81,852	(4)	53,250	(4)
Other liabilities	5,826	10,168	(4)	3,539	(4)	3,646	(4)	597	(4)
Total liabilities	183,695	172,775	(4)	107,368	(4)	85,498	(4)	53,847	(4)
Total net assets	$240,850	$184,535		$133,738		$138,092		$83,634
Other data:
Weighted average annualized effective yield at year end(3)	9.6%	10.6%		11.6%		10.7%		11.3%
Number of portfolio company investments at year end	70	55		40		42		28
Purchases of investments for the period	$147,780	$193,631		$132,183		$138,781		$144,482
Principal payments and sales of investments for the year	$81,446	$88,379		$107,073		$65,165		$11,898

(1)	For historical periods prior to October 24, 2012, the Company had no operations and therefore information provided does not include financial results prior to October 24, 2012.

(2)	Includes a return of capital for tax purposes of zero, zero, zero, $0.21 and $0.20 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 respectively.
(3)	The weighted average annualized effective yield at year end is based upon the par value of our debt investments and the cost basis of our preferred equity investments.
(4)	Reflects the adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 during the year ended December 31, 2016 and the consolidated statement of assets and liabilities for December 31, 2015 presented within the consolidated financial statements was also revised to reflect this presentation.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2016, our portfolio included approximately 66.7% senior secured debt, 12.5% unitranche secured debt, 14.4% junior secured debt and 6.4% equity securities compared to December 31, 2015, our portfolio included approximately 55.9% senior secured debt, 20.0% unitranche secured debt, 18.6% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2016, MRCC SBIC had $41.0 million in leveragable capital and $51.5 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. In addition, we also generate dividend income on preferred equity securities, common equity securities and LLC interests in accordance with our revenue recognition policies.

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

Net gain (loss) on investments and secured borrowings

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and secured borrowings within net change in unrealized appreciation (depreciation) on investments and net change in unrealized (appreciation) depreciation on secured borrowings, respectively, in the consolidated statements of operations.

Portfolio and Investment Activity

During the year ended December 31, 2016, we invested $105.2 million in 21 new portfolio companies and $42.6 million in 16 existing portfolio companies and had $81.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $66.4 million for the year.

During the year ended December 31, 2015, we invested $144.8 million in 24 new portfolio companies and $48.8 million in 16 existing portfolio companies and had $88.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $105.2 million for the year.

During the year ended December 31, 2014, we invested $120.4 million in 25 new portfolio companies and $11.8 million in six existing portfolio companies and had $107.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $25.1 million for the year.

The following tables show the composition of the investment portfolio (in thousands) and associated yield data:

	December 31, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Senior secured loans	$275,253	66.7%	9.2%	9.2%
Unitranche loans	51,638	12.5	10.9	11.4
Junior secured loans	59,366	14.4	9.7	9.7
Equity securities	26,663	6.4	10.8	10.8
Total	$412,920	100.0%	9.5%	9.6%

	December 31, 2015
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(1)
Senior secured loans	$190,559	55.9%	10.4%	10.4%
Unitranche loans	68,090	20.0	10.7	12.0
Junior secured loans	63,388	18.6	9.4	9.4
Equity securities	19,054	5.5	10.8	10.8
Total	$341,091	100.0%	10.3%	10.6%

(1)	Based upon the par value of our debt investments and the cost basis of our preferred equity investments.

The shift in portfolio composition from December 31, 2015 primarily reflects our investment of a substantial portion of the capital from our public offering during the year ended December 31, 2016 into senior secured loan assets. The decline in effective rate reflects the general market yield pressure on new loans originated and acquired during the year ended December 31, 2016 and the shift in portfolio mix toward senior secured loans. Additionally, the placement of our investments in TPP Operating Inc. and Answers Corporation on non-accrual status during the year ended December 31, 2016 contributed to the decline in effective rates.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$10,601	2.6%	$6,489	1.9%
Automotive	7,514	1.8	5,358	1.6
Banking, Finance, Insurance & Real Estate	37,130	9.0	17,230	5.1
Beverage, Food & Tobacco	16,794	4.1	5,532	1.6
Chemicals, Plastics & Rubber	4,040	1.0	3,948	1.2
Construction & Building	18,602	4.5	18,867	5.5
Consumer Goods: Durable	3,620	0.9	4,223	1.2
Consumer Goods: Non-Durable	32,000	7.7	49,006	14.4
Containers, Packaging & Glass	3,663	0.9	3,400	1.0
Energy: Oil & Gas	7,803	1.9	9,077	2.7
Environmental Industries	3,768	0.9	—	—
Healthcare & Pharmaceuticals	56,435	13.7	53,677	15.7
High Tech Industries	18,899	4.6	16,006	4.7
Hotels, Gaming & Leisure	38,010	9.2	19,510	5.7
Media: Advertising, Printing & Publishing	11,742	2.8	12,729	3.7

	December 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Media: Broadcasting & Subscription	18,046	4.4	18,641	5.5
Media: Diversified & Production	4,938	1.2	4,925	1.4
Metals & Mining	5,268	1.3	7,396	2.2
Retail	38,147	9.2	17,026	5.0
Services: Business	40,164	9.7	36,215	10.6
Services: Consumer	24,807	6.0	27,106	7.9
Telecommunications	3,430	0.8	—	—
Utilities: Electric	2,999	0.7	—	—
Wholesale	4,500	1.1	4,730	1.4
Total	$412,920	100.0%	$341,091	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	360,338	87.3
3	40,192	9.7
4	12,390	3.0
5	—	—
Total	$412,920	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	315,358	92.5
3	19,208	5.6
4	6,525	1.9
5	—	—
Total	$341,091	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	For the years ended December 31,
	2016	2015	2014
Total investment income	$45,018	$36,898	$29,913
Total expenses, net of incentive fee waiver	22,512	18,157	14,838
Net investment income	22,506	18,741	15,075
Net realized gain (loss) on investments	587	304	299
Net change in unrealized appreciation (depreciation) on investments	1,325	(1,085)	(1,537)
Net change in unrealized (appreciation) depreciation on secured borrowings	(53)	(68)	72
Net increase (decrease) in net assets resulting from operations	$24,365	$17,892	$13,909

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest income	$36,448	$32,536	$26,767
Dividend income	4,548	626	—
Fee income	1,471	1,401	1,505
Prepayment gain (loss)	995	1,230	952
Accretion of discounts and amortization of premium	1,556	1,105	689
Total investment income	$45,018	$36,898	$29,913

The increase in investment income of $8.1 million during the year ended December 31, 2016 is primarily due to an increase in average outstanding loan balances and increases in dividend income, partially offset by declines in the effective yield on the investment portfolio. The increase in investment income of $7.0 million during the year ended December 31, 2015 is primarily due to an increase in average outstanding loan balances.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest and other debt financing expenses	$6,782	$5,400	$4,342
Base management fees	6,347	5,129	4,091
Incentive fees, net of incentive fee waiver	5,504	4,685	3,512
Professional fees	988	835	1,138
Administrative service fees	1,287	1,078	876
General and administrative expenses	779	799	659
Excise taxes	679	83	70
Directors fees	146	148	150
Total expenses, net of incentive fee waiver	$22,512	$18,157	$14,838

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest expense – revolving credit facility	$4,422	$3,290	$3,183
Interest expense – SBA debentures	1,340	1,080	161
Amortization of deferred financing costs	820	742	576
Interest expense – secured borrowings	123	198	374
Other	77	90	48
Total interest and other debt financing expenses	$6,782	$5,400	$4,342

The increase in expenses of $4.4 million during the year ended December 31, 2016 is primarily due to an increase in base management fees and incentive fees primarily due to the growth in invested assets. Increases in interest expense also contributed to the increase in expenses during the year ended December 31, 2016 as a result of additional borrowings (including SBA-guaranteed debenture borrowings) required to support the growth of the portfolio. The increase in expenses of $3.3 million during the year ended December 31, 2015 is primarily due to an increase in base management fees due to the growth in invested assets and increased incentive fees resulting from improvement in performance. Increases in interest expense also contributed to the increase in expenses during the year ended December 31, 2015 as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio.

Net Realized Gain (Loss) on Investments

During the years ended December 31, 2016, 2015 and 2014, we had sales of investments of $0.6 million, $0.4 million and $19.0 million, respectively, resulting in net realized gain (loss) on investments of $0.6 million, $0.3 million and $0.3 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the years ended December 31, 2016, 2015 and 2014, our investments had $1.3 million, ($1.1) million and ($1.5) million of net change in unrealized appreciation (depreciation), respectively. Net change in unrealized appreciation (depreciation) includes both unrealized appreciation on investments in our portfolio with mark-to-market gains during the year and unrealized depreciation on investments in our portfolio with mark-to-market losses during the year. During the year ended December 31, 2016, one of our portfolio companies, TPP Operating, Inc. (formerly TPP Acquisition, Inc., collectively, “TPP”) filed for bankruptcy and underwent a restructuring process. Net unrealized depreciation on our investments in TPP were $5.1 million and $5.7 million during the years ended December 31, 2016 and 2015, respectively. See Note 5 in our attached consolidated financial statements for additional information on the TPP restructuring and the valuation of these investments. For the years ended December 31, 2016, 2015 and 2014 our secured borrowings had ($0.1) million, ($0.1) million and $0.1 million of net change in unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2016, 2015 and 2014, we recorded a net increase in net assets resulting from operations of $24.4 million, $17.9 million and $13.9 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2016, 2015 and 2014 our per share net increase in net assets resulting from operations was $1.68, $1.53 and $1.45, respectively. The increase of $6.5 million during the year ended December 31, 2016 is primarily the result of increases in net investment income due to portfolio growth and increases in net unrealized appreciation in the investment portfolio. The increase of $4.0 million during the year ended December 31, 2015 is primarily the result of increases in net investment income due to portfolio growth.

Liquidity and Capital Resources

As of December 31, 2016, we had $6.0 million in cash, $2.4 million in cash at MRCC SBIC, $129.0 million of total debt outstanding on our revolving credit facility and $51.5 million in outstanding

SBA-guaranteed debentures. We had $31.0 million available for additional borrowings on our revolving credit facility and $63.5 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2016, we experienced a net decrease in cash and restricted cash of $5.5 million. During the same period we used $51.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same year, we generated $46.3 million from financing activities, principally from net proceeds from our capital raises during the period, net borrowings on our revolving credit facility and SBA-guaranteed debenture borrowings, partially offset by distributions to stockholders and decreases in secured borrowings.

For the year ended December 31, 2015, we experienced a net increase in cash and restricted cash of $8.1 million. During the same period we used $82.7 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $90.8 million from financing activities, principally from net proceeds from our capital raises during the period, net borrowings on our revolving credit facility and SBA-guaranteed debenture borrowings, partially offset by distributions to stockholders and decreases in secured borrowings.

For the year ended December 31, 2014, we experienced a net decrease in cash and restricted cash of $8.9 million. During the same period we used $11.5 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $2.6 million from financing activities, principally from net borrowings on our revolving credit facility and SBA-guaranteed debenture borrowings, partially offset by distributions to stockholders, repurchases of our common stock and decreases in secured borrowings.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approved such sales. On July 14, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2016 and 2015, we had 16,581,869 and 13,008,007 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances:   On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC and JMP Securities LLC through which we may sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2015, we sold 672,597 shares at an average price of $14.88 per share for gross proceeds of $10.0 million under the ATM program. Aggregate underwriters’ discounts and commissions were $0.2 million and offering costs were $0.08 million, resulting in net proceeds of approximately $9.8 million.

On April 20, 2015, we closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we sold an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters discounts and commissions were $1.7 million and offering costs were $0.3 million, resulting in net proceeds of $39.9 million on these non-ATM program issuances during the year ended December 31, 2015.

On July 1, 2016, we entered into an amendment to MLV’s equity distribution agreement and an assignment agreement to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the year ended December 31, 2016, we did not make any sales of our common stock under the ATM program.

On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs were $0.5 million, resulting in net proceeds of $52.5 million.

Borrowings

Revolving Credit Facility:   As of December 31, 2016 and 2015, we had $129.0 million and $123.7 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of December 31, 2016 and 2015, the maximum amount we were able to borrow under the revolving credit facility was $160.0 million and this maximum borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth (excluding investments in MRCC SBIC) exceeds $225.0 million or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2016 and 2015, the outstanding borrowings were accruing at an average interest rate of 3.8% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2016, 2015 and 2014 was 3.6%, 3.6% and 3.4%, respectively. The weighted average fee rate on our unused portion of the revolving credit facility for the years ended December 31, 2016, 2015 and 2014 was 0.5%, 0.5% and 0.5%, respectively.

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

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, we submitted a commitment application to the SBA and on April 13, 2016 we were approved for $75.0 million in additional SBA-guaranteed debentures for MRCC SBIC for a total of $115.0 million in available debentures.

As of December 31, 2016, MRCC SBIC had $41.0 million in leveragable capital and $51.5 million in SBA-guaranteed debentures outstanding. In order to gain access to the entirety of the $63.5 million in remaining available debentures, we would be required to contribute to MRCC SBIC an additional $16.5 million in leveragable capital. As of December 31, 2015, MRCC SBIC had $20.0 million in leveragable capital and $40.0 million in SBA-guaranteed debentures outstanding.

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures have not yet pooled.

As of December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

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

As of December 31, 2016, secured borrowings at fair value totaled $1.3 million and the fair value of the loans that are associated with these secured borrowings was $5.8 million. As of December 31, 2015, secured borrowings at fair value totaled $2.5 million and the fair value of the loans that are associated with these secured borrowings was $11.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and 2015. During the year ended December 31, 2016 and 2015, repayments on secured borrowings totaled $1.2 million and $1.6 million, respectively. The weighted average interest rate on our secured borrowings was approximately 6.3% and 5.8% as of December 31, 2016 and 2015, respectively.

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

During the year ended December 31, 2014, we repurchased 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5.2 million. Over the life of the Plan, we repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6.3 million. We are incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for years ended December 31, 2016, 2015 and 2014 totaled $20.6 million ($1.40 per share), $16.7 million ($1.40 per share) and $13.0 million ($1.36 per share), respectively, none of which represented return of capital.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2016 (dollars in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$129,000	$—	$—	$129,000	$—
SBA debentures payable	51,500	—	—	—	51,500
Unfunded commitments(1)	37,716	37,716	—	—	—
Total contractual obligations(2)	$218,216	$37,716	$—	$129,000	$51,500

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2016. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2016.
(2)	Total contractual obligations excludes $1.3 million of secured borrowings.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase.

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

Recent Developments

On February 22, 2017, we closed a $40.0 million upsize to our revolving credit facility led by ING, from $160.0 million to $200.0 million in revolving commitments, in accordance with the facility’s accordion feature.

On March 7, 2017, the Board declared a quarterly dividend of $0.35 per share payable on March 31, 2017 to holders of record on March 17, 2017.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium is capitalized, and we then amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

The Board, together with our independent valuation firms, generally uses the yield approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company under the market approach or the proceeds that would be received in a liquidation analysis. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the loan.

Under the yield approach, we utilize discounted cash flow models to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the yield approach, we also consider the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

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

During the year ended December 31, 2016, we accrued capital gains incentive fees of $0.2 million based on the performance of our portfolio, none of which was payable to MC Advisors. During the year ended December 31, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2014, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of declines in certain portfolio valuations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for annual and interim periods, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. We have adopted ASU 2016-18 and the revised presentation is reflected in our consolidated financial statements for the periods presented.

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

Assuming that the consolidated statement of financial condition as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(315)	$(326)	$11
Up 100 basis points	2,858	1,303	1,555
Up 200 basis points	6,570	2,606	3,964
Up 300 basis points	10,282	3,910	6,372

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monroe Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monroe Capital Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

Chicago, Illinois
March 7, 2017

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$353,980	$295,819
Non-controlled affiliate company investments	50,041	38,747
Controlled affiliate company investments	8,899	6,525
Total investments, at fair value (amortized cost of: $413,242 and $342,738, respectively)	412,920	341,091
Cash	5,958	5,278
Restricted cash	2,373	8,588
Interest receivable	2,643	1,606
Other assets	651	747
Total assets	424,545	357,310
LIABILITIES
Debt:
Revolving credit facility	129,000	123,700
SBA debentures payable	51,500	40,000
Total debt	180,500	163,700
Less: Unamortized deferred financing costs	(3,945)	(3,569)
Total debt, less unamortized deferred financing costs	176,555	160,131
Secured borrowings, at fair value (proceeds of: $1,320 and $2,535, respectively)	1,314	2,476
Payable for open trades	—	5,297
Interest payable	735	577
Management fees payable	1,749	1,503
Incentive fees payable	1,222	1,251
Accounts payable and accrued expenses	2,120	1,466
Directors fees payable	—	74
Total liabilities	183,695	172,775
Net assets	$240,850	$184,535
Commitments and contingencies (See Note 11)
ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 16,582 and 13,008 shares issued and outstanding, respectively	$17	$13
Capital in excess of par value	233,526	184,419
Undistributed net investment income (accumulated distributions in excess of net investment income)	7,037	1,692
Accumulated net realized gain (loss) on investments	587	—
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(317)	(1,589)
Total net assets	$240,850	$184,535
Net asset value per share	$14.52	$14.19

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$34,348	$30,222	$27,337
Non-controlled affiliate company investments	4,511	3,522	860
Controlled affiliate company investments	140	1,127	211
Total interest income	38,999	34,871	28,408
Dividend income:
Non-controlled/non-affiliate company investments	1,002	325	—
Non-controlled affiliate company investments	3,546	301	—
Total dividend income	4,548	626	—
Fee income:
Non-controlled/non-affiliate company investments	1,435	1,351	1,440
Non-controlled affiliate company investments	36	50	65
Total fee income	1,471	1,401	1,505
Total investment income	45,018	36,898	29,913
Operating expenses:
Interest and other debt financing expenses	6,782	5,400	4,342
Base management fees	6,347	5,129	4,091
Incentive fees	5,777	4,685	3,512
Professional fees	988	835	1,138
Administrative service fees	1,287	1,078	876
General and administrative expenses	779	799	659
Excise taxes	679	83	70
Directors fees	146	148	150
Expenses before incentive fee waiver	22,785	18,157	14,838
Incentive fee waiver	(273)	—	—
Total expenses, net of incentive fee waiver	22,512	18,157	14,838
Net investment income	22,506	18,741	15,075
Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	587	304	299
Net realized gain (loss) on investments	587	304	299
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	(610)	(1,944)	(2,298)
Non-controlled affiliate company investments	7,013	6,585	524
Controlled affiliate company investments	(5,078)	(5,726)	237
Net change in unrealized appreciation (depreciation) on investments	1,325	(1,085)	(1,537)
Net change in unrealized (appreciation) depreciation on secured borrowings	(53)	(68)	72
Net gain (loss) on investments and secured borrowings	1,859	(849)	(1,166)
Net increase (decrease) in net assets resulting from operations	$24,365	$17,892	$13,909
Per common share data:
Net investment income per share – basic and diluted	$1.55	$1.60	$1.57
Net increase in net assets resulting from operations per share – basic and diluted	$1.68	$1.53	$1.45
Weighted average common shares outstanding – basic and diluted	14,546	11,683	9,596

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Undistributed net investment income (accumulated distributions in excess of net investment income)	Accumulated net realized gain (loss) on investments	Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	Total net assets
	Number of shares	Par value
Balances at December 31, 2013	9,918	$10	$140,038	$(2,985)	$—	$1,029	$138,092
Net increase (decrease) in net assets resulting from operations	—	—	—	15,075	299	(1,465)	13,909
Repurchases of common stock	(400)	—	(5,235)	—	—	—	(5,235)
Stockholder distributions paid	—	—	—	(12,729)	(299)	—	(13,028)
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$—	$(436)	$133,738
Net increase (decrease) in net assets resulting from operations	—	—	—	18,741	304	(1,153)	17,892
Issuance of common stock, net of offering and underwriting costs	3,490	3	49,616	—	—	—	49,619
Stockholder distributions paid	—	—	—	(16,410)	(304)	—	(16,714)
Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$—	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	—	—	—	22,506	587	1,272	24,365
Issuance of common stock, net of offering and underwriting costs	3,566	4	52,516	—	—	—	52,520
Stockholder distributions paid, including stock issued in connection with dividend reinvestment plan	8	—	138	(20,708)	—	—	(20,570)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,547)	3,547	—	—	—
Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,365	$17,892	$13,909
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,325)	1,085	1,537
Net change in unrealized appreciation (depreciation) on secured borrowings	53	68	(72)
Net realized (gain) loss on investments	(587)	(304)	(299)
Payment-in-kind interest income	(2,027)	(1,980)	(1,054)
Net accretion of discounts and amortization of premiums	(1,556)	(1,105)	(689)
Proceeds from principal payments and sales of investments	81,446	88,379	107,073
Purchases of investments	(147,780)	(193,631)	(132,183)
Amortization of deferred financing costs	820	742	576
Changes in operating assets and liabilities:
Interest receivable	(1,037)	(654)	(314)
Other assets	96	135	(453)
Payable for open trades	(5,297)	5,297	(281)
Interest payable	158	333	5
Management fees payable	246	453	205
Incentive fees payable	(29)	111	73
Accounts payable and accrued expenses	654	361	450
Directors fees payable	(74)	74	—
Net cash provided by (used in) operating activities	(51,874)	(82,744)	(11,517)
Cash flows from financing activities:
Borrowings on revolving credit facility	105,000	144,900	90,800
Repayments of revolving credit facility	(99,700)	(103,500)	(84,500)
SBA debentures borrowings	11,500	20,000	20,000
Payments of deferred financing costs	(1,196)	(1,832)	(964)
Repayments on secured borrowings	(1,215)	(1,600)	(3,863)
Proceeds from shares sold, net of offering and underwriting costs	52,520	49,619	—
Repurchases of common stock	—	—	(5,794)
Stockholder distributions paid, net of stock issued under dividend reinvestment plan of $138, $0 and $0, respectively	(20,570)	(16,714)	(13,028)
Net cash provided by (used in) financing activities	46,339	90,873	2,651
Net increase (decrease) in cash and restricted cash	(5,535)	8,129	(8,866)
Cash and Restricted Cash, beginning of year	13,866	5,737	14,603
Cash and Restricted Cash, end of year(1)	$8,331	$13,866	$5,737
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$5,530	$4,046	$3,261
Cash paid for excise taxes during the year	$284	$73	$—

(1)	Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016. Represents cash and restricted cash of $5,278 and $8,588, respectively, from the consolidated statement of assets and liabilities as of December 31, 2015.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%		10/1/2021		5,925	$5,718	$5,718	2.4%
AdTheorent, Inc. (Revolver)(e)	Media: Advertising, Printing & Publishing	L+8.50%	9.26%		12/22/2021		515	77	77	0.0%
AdTheorent, Inc.	Media: Advertising, Printing & Publishing	L+8.50%	9.26%		12/22/2021		5,000	4,908	4,900	2.0%
All Holding Company, LLC(f)	Beverage, Food & Tobacco	L+7.00%	7.76%		11/15/2021		5,466	5,363	5,493	2.3%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%		7/22/2019		7,667	7,550	7,816	3.3%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK		7/22/2019		4,217	4,158	4,301	1.8%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK		n/a	(h)	518	508	518	0.2%
Answers Corporation	High Tech Industries	P+6.25%	10.00	%(i)	10/1/2021		2,903	2,819	1,495	0.6%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		2,612	2,562	2,635	1.1%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		375	372	373	0.2%
BCC Software, LLC(f)	High Tech Industries	L+8.00%	9.00%		6/20/2019		2,204	2,186	2,203	0.9%
BCC Software, LLC (Revolver)(e)	High Tech Industries	L+8.00%	9.00%		6/20/2019		469	—	—	0.0%
Beaver-Visitec International Holdings, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%		8/19/2023		4,988	4,939	4,988	2.1%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%		11/6/2020		2,758	2,737	2,404	1.0%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.26%		7/10/2020		5,423	5,350	5,531	2.3%
Cali Bamboo, LLC (Revolver)(e)	Construction & Building	L+8.50%	9.26%		7/10/2020		1,624	65	65	0.0%
California Pizza Kitchen, Inc.	Beverage, Food & Tobacco	L+6.00%	7.00%		8/23/2022		6,983	6,913	6,966	2.9%
Corbett Technology Solutions, Inc.(f)	High Tech Industries	L+7.00%	7.76%		11/7/2021		4,500	4,434	4,511	1.9%
Corbett Technology Solutions, Inc. (Revolver)(e)	High Tech Industries	L+7.00%	7.76%		11/7/2021		867	—	—	0.0%
Cornerstone Detention Products, Inc.(j)	Construction & Building	L+10.50%	10.50% Cash/ 1.00% PIK		4/8/2019		3,784	3,747	3,599	1.5%
Cornerstone Detention Products, Inc. (Revolver)(e)	Construction & Building	L+9.50%	10.50%		4/8/2019		400	—	—	0.0%
CRCI Holdings, Inc.	Utilities: Electric	L+5.50%	6.50%		8/31/2023		2,993	2,964	2,999	1.3%
Cyalume Technologies Holdings, Inc.(f)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		4,291	4,204	4,462	1.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		387	387	402	0.2%
Cyalume Technologies Holdings, Inc. (Revolver)(e)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		1,528	—	—	0.0%
Diesel Direct Holdings, Inc.(f)	Energy: Oil & Gas	L+7.00%	7.76%		2/17/2020		5,225	5,217	5,277	2.2%
EB Employee Solutions, LLC(f)	Services: Business	L+8.50%	10.00%		2/28/2019		3,370	3,324	3,263	1.4%
Edge Systems Holdings Corporation	Healthcare & Pharmaceuticals	L+8.00%	9.00%		11/29/2021		3,740	3,667	3,665	1.5%
Edge Systems Holdings Corporation (Revolver)(e)	Healthcare & Pharmaceuticals	L+8.00%	9.00%		11/29/2021		260	—	—	0.0%
Familia Dental Group Holdings, LLC(f)	Healthcare & Pharmaceuticals	L+8.00%	8.76%		4/8/2021		5,397	5,327	5,480	2.3%
Familia Dental Group Holdings, LLC (Delayed Draw)	Healthcare & Pharmaceuticals	L+8.00%	8.76%		4/8/2021		519	519	527	0.2%
Familia Dental Group Holdings, LLC (Revolver)(e)	Healthcare & Pharmaceuticals	L+8.00%	8.76%		4/8/2021		573	57	57	0.0%
Forman Mills, Inc.(f)	Retail	L+7.50%	8.50%		10/4/2021		8,500	8,337	8,470	3.5%
G&M Opco LLC(f)	Construction & Building	L+7.50%	8.26%		6/23/2020		3,006	2,951	3,066	1.3%
InMobi Pte, Ltd. (Delayed Draw)(e)(k)(l)	Media: Advertising, Printing & Publishing	L+10.17%	10.98%		9/1/2018		10,000	6,667	6,587	2.7%
Inteva Products, LLC	Automotive	L+8.50%	9.75%		9/8/2021		1,978	1,967	1,998	0.8%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.26%		12/17/2020		13,407	13,127	13,675	5.7%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/ 2.25% PIK	(m)	12/20/2019		2,632	2,602	2,526	1.1%
Landpoint, LLC (Revolver)(e)	Energy: Oil & Gas	L+10.50%	12.00%		12/20/2019		313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%		9/3/2019		6,257	6,169	6,341	2.6%
Liftforward SPV II, LLC(e)	Banking, Finance, Insurance, & Real Estate	L+10.75%	11.51%		11/10/2020		10,000	254	254	0.1%
Luxury Optical Holdings Co.	Retail	L+11.50%	9.00% Cash/ 3.50% PIK		9/12/2019		4,012	3,965	3,948	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Luxury Optical Holdings Co. (Revolver)(e)	Retail	L+8.00%	9.00% Cash		9/12/2019	273	$—	$—	0.0%
Madison Logic, Inc.(f)	Services: Business	L+8.00%	8.76%		11/30/2021	10,500	10,291	10,610	4.4%
Madison Logic, Inc. (Delayed Draw)(e)(k)	Services: Business	L+8.00%	8.76%		11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver)(e)	Services: Business	L+8.00%	8.76%		11/30/2021	988	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	6,110	6,052	6,119	2.5%
Miles Media Group LLC (Delayed Draw)(e)(k)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	1,455	—	—	0.0%
Miles Media Group LLC (Revolver)(e)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	320	—	—	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.75%		5/13/2019	5,286	5,219	5,268	2.2%
Peerless Network, Inc.(f)	Telecommunications	L+8.50%	9.18% Cash/ 0.75% PIK	(n)	12/11/2020	3,500	3,431	3,430	1.4%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%		7/1/2020	4,698	4,619	4,693	1.9%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%		7/1/2020	4,849	4,765	4,805	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver)(e)	Services: Consumer	L+8.50%	9.50%		8/11/2017	236	—	—	0.0%
Precision Toxicology, LLC(f)	Healthcare & Pharmaceuticals	L+11.50%	10.26% Cash/ 2.00% PIK		3/24/2020	4,242	4,186	4,244	1.8%
Repay Holdings, LLC	Banking, Finance, Insurance & Real Estate	L+9.00%	9.76%		9/1/2021	12,000	11,802	11,934	5.0%
Repay Holdings, LLC (Revolver)(e)	Banking, Finance, Insurance & Real Estate	L+9.00%	9.76%		9/1/2021	1,200	—	—	0.0%
Rockdale Blackhawk, LLC(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	10,923	10,155	10,933	4.5%
Rockdale Blackhawk, LLC (Revolver)(e)(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	1,849	924	924	0.4%
Rockdale Blackhawk, LLC (Capex)(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	565	565	565	0.2%
Rocket Dog Brands, LLC(g)	Consumer Goods: Non-Durable	n/a	12.00% PIK		8/29/2019	1,124	1,125	464	0.2%
Rocket Dog Brands, LLC(g)	Consumer Goods: Non-Durable	n/a	15.00% PIK		8/29/2019	407	402	365	0.2%
Rocket Dog Brands, LLC(g)	Consumer Goods: Non-Durable	n/a	17.00% PIK		3/31/2017	225	225	225	0.1%
SHI Holdings, Inc.(f)(g)	Healthcare & Pharmaceuticals	L+9.25%	10.01%		7/10/2019	2,625	2,592	2,625	1.1%
SHI Holdings, Inc. (Revolver)(e)(g)	Healthcare & Pharmaceuticals	L+9.25%	10.01%		7/10/2019	1,773	1,188	1,203	0.5%
Shields Land Company of Georgia, LLC	Banking, Finance, Insurance & Real Estate	L+9.50%	10.15%		12/28/2017	2,450	2,425	2,445	1.0%
Solaray, LLC	Consumer Goods: Non Durable	L+6.50%	7.50%		9/9/2023	3,297	3,265	3,280	1.4%
Solaray, LLC (Delayed Draw)(e)(k)	Consumer Goods: Non Durable	L+6.50%	7.50%		9/9/2023	703	—	—	0.0%
SNI Companies(o)	Services: Business	L+8.00%	9.00%		12/31/2018	5,357	5,299	5,378	2.2%
SNI Companies (Revolver)(e)	Services: Business	L+8.00%	9.00%		12/31/2018	1,250	313	313	0.1%
Summit Container Corporation(f)(g)	Containers, Packaging & Glass	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019	3,624	3,582	3,550	1.5%
Synergy Environmental Corporation(f)	Environmental Industries	L+8.00%	8.76%		4/29/2021	3,130	3,068	3,148	1.3%
Synergy Environmental Corporation(f)	Environmental Industries	L+8.00%	8.76%		4/29/2021	523	513	526	0.2%
Synergy Environmental Corporation (Delayed Draw)(e)(k)	Environmental Industries	L+8.00%	8.76%		4/29/2018	1,342	—	—	0.0%
Synergy Environmental Corporation (Revolver)(e)	Environmental Industries	L+8.00%	8.76%		4/29/2021	671	94	94	0.0%
Tectum Holdings, Inc.	Automotive	L+4.75%	5.75%		8/24/2023	1,995	1,976	2,025	0.8%
The Worth Collection, Ltd.(f)	Retail	L+8.50%	9.26%		9/29/2021	11,000	10,789	11,132	4.6%
TPP Operating, Inc.(p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	9,370	9,330	1,799	0.7%
TPP Operating, Inc.(p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	4,344	4,344	4,344	1.8%
TPP Operating, Inc.(p)	Retail	L+9.61%	11.11	%(i)	11/8/2018	2,756	2,756	2,756	1.1%
TRG, LLC	Hotels, Gaming & Leisure	L+13.80%	8.12% Cash/ 6.30% PIK	(q)	3/31/2021	11,876	11,837	11,960	5.0%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.12%		3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx)(e)	Hotels, Gaming & Leisure	L+9.50%	8.12% Cash/ 2.00% PIK		3/31/2021	1,609	943	946	0.4%
Vacation Innovations, LLC(r)	Hotels, Gaming & Leisure	L+9.40%	7.76% Cash/ 2.42% PIK	(s)	8/20/2020	10,553	10,382	10,848	4.5%
Vacation Innovations, LLC (Revolver)(e)	Hotels, Gaming & Leisure	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	342	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Vacation Innovations, LLC (Delayed Draw)(e)(k)	Hotels, Gaming & Leisure	L+8.50%	7.76% Cash/ 1.50% PIK	8/20/2020	2,037	$—	$—	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	5,677	5,625	5,581	2.3%
Yandy Holding, LLC (Revolver)(e)	Retail	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
Total Senior Secured Loans					322,496	280,324	275,253	114.3%
Unitranche Loans
Collaborative Neuroscience Network, LLC(t)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	6,120	6,059	5,814	2.4%
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	n/a	12.00% Cash/ 3.00% PIK	12/27/2017	286	286	286	0.1%
Fabco Automotive Corporation	Automotive	L+11.25%	8.00% Cash/ 4.25% PIK	4/3/2019	8,587	8,553	3,491	1.4%
Gracelock Industries, LLC	Wholesale	L+13.74%	11.00% Cash/ 4.24% PIK (u)	5/7/2019	4,888	4,816	4,500	1.9%
Incipio Technologies, Inc.(v)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	14,291	14,045	14,219	5.9%
MooreCo, Inc.	Consumer Goods: Durable	L+14.50%	13.50% Cash/ 2.50% PIK	12/27/2017	3,620	3,600	3,620	1.5%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	6,500	6,432	6,520	2.7%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	8,296	8,189	8,391	3.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+8.50%	9.00% Cash/ 1.00% PIK	12/31/2021	5,405	5,381	4,797	2.0%
Total Unitranche Loans					57,993	57,361	51,638	21.4%
Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.00%	8/2/2022	5,000	4,933	5,040	2.1%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	8,594	8,215	8,547	3.5%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,792	4,335	1.8%
Education Corporation of America	Services: Consumer	L+11.00%	12.00%	12/31/2018	4,167	4,099	4,167	1.7%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,832	5,100	2.1%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,400	4,371	1.8%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,475	5,590	2.3%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/ 1.50% PIK	11/4/2020	5,221	5,145	5,325	2.2%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,949	4,040	1.7%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	3,000	3,021	1.3%
Rocket Dog Brands, LLC(g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	1,938	1,938	—	0.0%
Sterling Merger Sub Corp.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,958	4,892	2.0%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,938	4,938	2.1%
Total Junior Secured Loans					62,802	61,674	59,366	24.6%
Equity Securities
AdTheorent, Inc. (128,866 Units)(w)	Media: Advertising, Printing & Publishing	—	— (x)	—	—	129	129	0.1%
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)(g)	Banking, Finance, Insurance & Real Estate	—	— (x)	10/9/2024	—	—	1,315	0.6%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity)(w)	Hotels, Gaming & Leisure	—	— (x)	12/21/2023	—	—	201	0.1%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units)(w)	Healthcare & Pharmaceuticals	—	— (x)	12/27/2022	—	—	—	0.0%
Cyalume Technologies Holdings, Inc. – Series D Preferred Stock (3.06 shares)(w)	Aerospace & Defense	—	— (x)	—	—	—	697	0.3%
Education Corporation of America – Series G Preferred Stock (8,333 shares)(w)	Services: Consumer	n/a	12.00%	—	—	8,125	8,121	3.4%
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity)(w)	Automotive	—	— (x)	—	—	—	—	0.0%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity)(l)(w)	Media: Advertising, Printing & Publishing	—	— (x)	9/18/2025	—	—	49	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)(w)	Metals & Mining	—	—	(x)	5/13/2024	—	$—	$—	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)(w)	Services: Business	—	—	(x)	12/17/2022	—	—	797	0.3%
Playtime, LLC – Preferred Units (8,665 units)(w)	Hotels, Gaming & Leisure	—	—	(x)	—	—	200	—	0.0%
Rockdale Blackhawk, LLC – LLC Units (11.56% of the LLC interest)(g)	Healthcare & Pharmaceuticals	—	—		—	—	1,093	14,655	6.1%
Rocket Dog Brands, LLC – Common Units (75,502 units)(g)	Consumer Goods: Non-Durable	—	—	(x)	—	—	—	—	0.0%
Rocket Dog Brands, LLC – Preferred Units (10 units)(g)	Consumer Goods: Non-Durable	—	15.00% PIK	(y)	—	—	967	—	0.0%
SHI Holdings, Inc. (24 shares of common stock)(g)	Healthcare & Pharmaceuticals	—	—	(x)	—	—	27	469	0.2%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)(g)	Containers, Packaging & Glass	—	—	(x)	1/6/2024	—	—	113	0.0%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)(w)	Retail	—	—		—	—	86	117	0.0%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)(w)	Retail	—	—		—	—	1	—	0.0%
TPP Acquisition, Inc. (829 shares of common stock)(p)	Retail	—	—	(x)	—	—	—	—	0.0%
TPP Operating, Inc. (40 shares of common stock)(p)	Retail	—	—	(x)	—	—	3,255	—	0.0%
Total Equity Securities							13,883	26,663	11.1%
TOTAL INVESTMENTS							$413,242	$412,920	171.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $240,850 as of December 31, 2016.
(e)	All or a portion of this commitment was unfunded at December 31, 2016. As such, interest is earned only on the funded portion of this commitment.
(f)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	This is a demand note with no stated maturity.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

(i)	This position was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the position.
(j)	A portion of this loan (principal of $2,271) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(l)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, non-qualifying assets totaled 1.56% of the Company’s total assets.
(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(n)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.
(o)	A portion of this loan (principal of $3,435) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(p)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.30% per annum,
(r)	A portion of this loan (principal of $4,660) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(s)	The PIK portion of the interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.92% per annum.
(t)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(u)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.
(v)	A portion of this loan (principal of $5,240) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(w)	Represents less than 5% ownership of the portfolio company’s voting securities.
(x)	Represents a non-income producing security.
(y)	This position includes a PIK dividend and is currently on non-accrual status.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2015
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%	10/1/2021	5,985	$5,746	$5,746	3.1%
Alora Pharmaceuticals, LLC(e)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	11,338	11,229	11,253	6.1%
Alora Pharmaceuticals, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+7.50%	8.50%	9/13/2018	1,336	—	—	0.0%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019	7,667	7,511	7,398	4.0%
American Community Homes, Inc.(g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019	4,029	3,951	3,941	2.1%
Answers Corporation	High Tech Industries	L+5.25%	6.25%	10/1/2021	2,918	2,818	1,984	1.1%
BCC Software, LLC(h)	High Tech Industries	L+8.00%	9.00%	6/20/2019	2,817	2,785	2,776	1.5%
BCC Software, LLC (Revolver)(f)	High Tech Industries	L+8.00%	9.00%	6/20/2019	469	—	—	0.0%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%	11/6/2020	2,919	2,892	2,737	1.4%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.00%	7/10/2020	4,179	4,101	4,093	2.2%
Cali Bamboo, LLC (Revolver)(f)	Construction & Building	L+8.50%	9.00%	7/10/2020	1,624	1,039	1,039	0.6%
Cornerstone Detention Products, Inc.(i)	Construction & Building	L+10.50%	10.50% Cash/ 1.00% PIK	4/8/2019	4,221	4,161	3,969	2.2%
Cornerstone Detention Products, Inc. (Revolver)(f)	Construction & Building	L+9.50%	10.50%	4/8/2019	400	—	—	0.0%
Cyalume Technologies Holdings, Inc.(h)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	5,236	5,106	5,278	2.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	453	453	456	0.2%
Cyalume Technologies Holdings, Inc. (Revolver)(f)	Aerospace & Defense	L+9.00%	10.00%	5/18/2020	1,528	306	306	0.2%
Diesel Direct Holdings, Inc.(h)	Energy: Oil & Gas	L+9.00%	10.00%	2/17/2020	5,363	5,299	5,443	2.9%
EB Employee Solutions, LLC(h)	Services: Business	L+8.50%	10.00%	2/28/2019	3,470	3,406	3,399	1.8%
G&M Opco LLC(h)	Construction & Building	L+7.50%	8.00%	6/23/2020	3,169	3,096	3,109	1.7%
InMobi Pte, Ltd. (Delayed Draw)(f)(j)(k)	Media: Advertising, Printing & Publishing	L+10.17%	10.50%	9/1/2018	10,000	5,842	5,772	3.1%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.00%	12/17/2020	15,000	14,627	14,625	7.9%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/ 2.25% PIK (l)	12/20/2018	3,750	3,688	3,634	2.0%
Landpoint, LLC (Revolver)(f)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2018	313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%	9/3/2019	6,690	6,562	6,657	3.6%
Luxury Optical Holdings Co.	Retail	L+9.00%	9.00% Cash/ 1.00% PIK	9/12/2019	4,035	3,972	3,986	2.2%
Luxury Optical Holdings Co. (Revolver)(f)	Retail	L+8.00%	9.00%	9/12/2019	273	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	3,875	3,814	3,864	2.1%
Miles Media Group LLC (Delayed Draw)(f)(j)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	1,600	—	—	0.0%
Miles Media Group LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+8.50%	9.50%	9/12/2019	320	—	—	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+11.50%	11.00% Cash/ 2.00% PIK	5/13/2019	6,326	6,213	6,177	3.4%
O’Brien Industrial Holdings, LLC (Revolver)(f)	Metals & Mining	L+9.50%	11.00%	5/13/2019	2,844	1,219	1,219	0.7%
PD Products, LLC	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	12,698	12,589	12,679	6.9%
PD Products, LLC (Revolver)(f)	Consumer Goods: Non-Durable	L+10.50%	12.00%	10/4/2018	2,500	1,025	1,024	0.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%	7/1/2020	4,958	4,855	4,993	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%	7/1/2020	4,979	4,874	4,964	2.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver)(f)	Services: Consumer	L+8.50%	9.50%	7/1/2020	354	—	—	0.0%
Precision Toxicology, LLC(h)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/ 1.00% PIK	3/24/2020	5,440	5,345	5,358	2.9%
Precision Toxicology, LLC (Revolver)(f)	Healthcare & Pharmaceuticals	L+8.00%	8.00% Cash/ 1.00% PIK	3/24/2020	635	—	—	0.0%
Rockdale Blackhawk, LLC(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	12,207	11,155	12,299	6.7%
Rockdale Blackhawk, LLC (Revolver)(f)(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	1,849	789	786	0.4%
Rockdale Blackhawk, LLC (Capex)(f)(g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%	3/31/2020	2,288	629	634	0.3%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Rocket Dog Brands, LLC(g)	Consumer Goods: Non-Durable	n/a	10.00%	8/29/2019	1,032	$1,032	$1,032	0.6%
Rocket Dog Brands, LLC (Delayed Draw)(f)(g)(j)	Consumer Goods: Non-Durable	n/a	15.00%	8/29/2019	350	150	150	0.1%
SHI Holdings, Inc.(h)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	2,737	2,688	2,710	1.5%
SHI Holdings, Inc. (Revolver)(f)	Healthcare & Pharmaceuticals	L+9.25%	9.67%	7/10/2019	818	573	573	0.3%
SNI Companies(m)	Services: Business	L+10.00%	11.00%	12/31/2018	6,852	6,743	6,842	3.7%
SNI Companies (Revolver)(f)	Services: Business	L+10.00%	11.00%	12/31/2018	1,250	125	125	0.1%
Summit Container Corporation(g)(h)	Containers, Packaging & Glass	L+9.00%	11.00%	1/6/2019	3,600	3,537	3,400	1.8%
The Sandbox Group LLC(h)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/ 2.00% PIK	2/23/2020	5,388	5,274	5,329	2.9%
The Sandbox Group LLC (Revolver)(f)	Media: Advertising, Printing & Publishing	L+10.00%	9.00% Cash/ 2.00% PIK	2/23/2020	1,250	1,243	1,243	0.7%
TRG, LLC	Hotels, Gaming & Leisure	L+17.92%	11.00% Cash/ 7.92% PIK (n)	12/23/2019	3,068	3,017	3,040	1.6%
TRG, LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+12.00%	13.00%	12/23/2019	131	—	—	0.0%
TRG, LLC (CapEx)(f)	Hotels, Gaming & Leisure	L+12.00%	11.00% Cash/ 2.00% PIK	12/23/2019	919	653	649	0.3%
TTM Technologies, Inc.	High Tech Industries	L+5.00%	6.00%	5/31/2021	1,330	1,287	1,207	0.6%
Vacation Innovations, LLC	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	6,211	6,093	6,236	3.4%
Vacation Innovations, LLC (Revolver)(f)	Hotels, Gaming & Leisure	L+9.00%	9.50%	8/20/2020	342	—	—	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	6,419	6,342	6,425	3.5%
Yandy Holding, LLC (Revolver)(f)	Retail	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
Total Senior Secured Loans					214,659	189,854	190,559	103.3%
Unitranche Loans
Accutest Corporation	Services: Business	L+9.50%	11.00%	6/5/2018	6,586	6,440	6,586	3.6%
Collaborative Neuroscience Network, LLC(o)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	7,058	6,968	6,733	3.6%
Fabco Automotive Corporation	Automotive	L+9.25%	10.25%	4/3/2017	8,437	8,393	5,358	2.9%
Gracelock Industries, LLC	Wholesale	L+12.05%	11.00% Cash/ 2.55% PIK (p)	5/7/2019	5,207	5,101	4,730	2.6%
Incipio Technologies, Inc.(q)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	15,000	14,669	15,008	8.1%
MooreCo, Inc.	Consumer Goods: Durable	L+13.50%	12.50% Cash/ 2.50% PIK	12/27/2017	4,223	4,177	4,223	2.3%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2018	6,655	6,555	6,562	3.6%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2018	7,429	7,301	7,295	3.9%
Playtime, LLC(o)	Hotels, Gaming & Leisure	L+7.50%	9.00%	12/4/2017	5,677	5,627	5,070	2.8%
TPP Acquisition, Inc.(r)	Retail	L+11.00%	10.50% Cash/ 2.00% PIK	12/17/2017	6,835	6,769	2,990	1.6%
TPP Acquisition, Inc. (Revolver)(r)	Retail	L+11.00%	4.50% Cash/ 8.00% PIK	12/17/2017	2,035	2,035	2,035	1.1%
TPP Acquisition, Inc. (Delayed Draw)(r)	Retail	L+11.00%	10.50% Cash/ 2.00% PIK	12/17/2017	3,429	3,429	1,500	0.8%
Total Unitranche Loans					78,571	77,464	68,090	36.9%
Junior Secured Loans
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	5,594	5,555	5,538	3.0%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,691	5,532	3.0%
Education Corporation of America	Services: Consumer	L+11.00%	11.60%	12/31/2018	5,833	5,698	5,854	3.2%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,810	4,700	2.5%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,384	4,016	2.2%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,455	5,339	2.9%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/ 1.50% PIK	11/4/2020	10,101	9,919	10,060	5.4%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,942	3,948	2.1%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	2,988	2,950	1.6%
Physiotherapy Corporation	Healthcare & Pharmaceuticals	L+8.50%	9.50%	6/3/2022	5,000	4,953	5,000	2.7%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(in thousands, except for units)

Portfolio Company(a)	Industry	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Rocket Dog Brands, LLC(g)	Consumer Goods: Non-Durable	n/a	15.00% PIK		5/1/2020	1,673	$1,673	$570	0.3%
Sterling Infosystems, Inc.	Services: Business	L+7.75%	8.75%		6/19/2023	5,000	4,952	4,956	2.7%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%		5/29/2022	5,000	4,928	4,925	2.7%
Total Junior Secured Loans						66,083	64,948	63,388	34.3%
Equity Securities
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)(s)	Banking, Finance, Insurance & Real Estate	—	—	(t)	10/9/2024	—	—	353	0.2%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity)(s)	Hotels, Gaming & Leisure	—	—	(t)	12/21/2023	—	—	587	0.3%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.67 LLC units)(s)	Healthcare & Pharmaceuticals	—	—	(t)	12/27/2022	—	—	147	0.1%
Cyalume Technologies Holdings, Inc. – Series D Preferred Stock (3.06 shares)(s)	Aerospace & Defense	—	—	(t)	—	—	—	449	0.2%
Education Corporation of America – Series G Preferred Stock (8,333 shares)(s)	Services: Consumer	n/a	12.00%		—	—	8,125	8,345	4.5%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity)(k)(s)	Media: Advertising, Printing & Publishing	—	—	(t)	9/18/2025	—	—	108	0.1%
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)(s)	Metals & Mining	—	—	(t)	5/13/2024	—	—	—	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)(s)	Services: Business	—	—	(t)	12/17/2022	—	—	450	0.2%
Playtime, LLC – Preferred Units (8,665 units)(s)	Hotels, Gaming & Leisure	—	—	(t)	—	—	200	64	0.0%
Rocket Dog Brands, LLC – Common Units (75,502 units)(g)	Consumer Goods: Non-Durable	—	—	(t)	—	—	—	—	0.0%
Rocket Dog Brands, LLC – Preferred Units (10 units)(g)	Consumer Goods: Non-Durable	—	15.00% PIK	(u)	—	—	967	—	0.0%
Rockdale Blackhawk, LLC – LLC Units (11.56% of the LLC interest)(g)	Healthcare & Pharmaceuticals	—	—		—	—	1,093	8,184	4.4%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)(g)	Containers, Packaging & Glass	—	—	(t)	1/6/2024	—	—	—	0.0%
The Sandbox Group LLC (warrant to purchase up to 1.0% of the equity)(s)	Media: Advertising, Printing & Publishing	—	—	(t)	—	—	—	277	0.2%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)(s)	Retail	—	—		—	—	86	90	0.1%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)(s)	Retail	—	—		—	—	1	—	0.0%
TPP Acquisition, Inc. (829 shares of common stock)(r)	Retail	—	—	(t)	—	—	—	—	0.0%
Total Equity Securities						—	10,472	19,054	10.3%
TOTAL INVESTMENTS							$342,738	$341,091	184.8%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”) except for InMobi Pte, Ltd. which is an international company headquartered in California. All investments are non-controlled/non-affiliate company investments, unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2015
(in thousands, except for units)

(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $184,535 as of December 31, 2015.
(e)	A portion of this loan (principal of $4,679) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at December 31, 2015. As such, interest is earned only on the funded portion of this commitment.
(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,532) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(k)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2015, non-qualifying assets totaled 1.60% of the Company’s total assets.
(l)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.25% per annum.
(m)	A portion of this loan (principal of $4,394) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(n)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 5.92% per annum.
(o)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(p)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee accrues at 2.55% per annum.
(q)	A portion of this loan (principal of $5,500) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(r)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% percent of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(s)	Represents less than 5% ownership of the portfolio company’s voting securities.
(t)	Represents a non-income producing security.
(u)	This position includes a PIK dividend and is currently on non-accrual status.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally-managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2016, MRCC SBIC had $41,000 in leveragable capital and $51,500 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income:  Interest and dividend income are recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records prepayment fees and amendment fees on loans as fee income in the period earned.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,192 and $6,340 as of December 31, 2016 and 2015, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2016, 2015 and 2014 totaled $3,100, $3,306 and $3,310, respectively. For the years ended December 31, 2016, 2015 and 2014, interest income included $1,556, $1,105 and $689 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the years ended December 31, 2016, 2015 and 2014, interest income included $995, $1,230 and $952 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended December 31, 2016, 2015 and 2014, interest income included $2,027, $1,980 and $1,054 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual:  Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. We generally reverse accrued interest when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $10,394 and zero at December 31, 2016 and 2015, respectively.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 regarding distributions for additional information.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account shares issued on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 10 for additional information on the Company’s share issuances and repurchases. For the years presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2016 and 2015, the Company had unamortized deferred financing costs of $3,945 and $3,569, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2016, 2015 and 2014 was $820, $742 and $576, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of December 31, 2016 and 2015, other assets on the consolidated statements of assets and liabilities included $281 and $358, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the years ended December 31, 2016, 2015 and 2014, $679, $83 and $70, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of December 31, 2016 and 2015, payables for excise taxes of $475, and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2016. The 2013 through 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The new guidance is effective for annual and interim periods, beginning after December 15, 2017, and early adoption is permitted and is to be applied on a retrospective basis. The Company has adopted ASU 2016-18 and the revised presentation is reflected in the Company’s consolidated financial statements for the periods presented.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2016		December 31, 2015
Amortized Cost:
Senior secured loans	$280,324	67.8%	$189,854	55.4%
Unitranche loans	57,361	13.9	77,464	22.6
Junior secured loans	61,674	14.9	64,948	19.0
Equity securities	13,883	3.4	10,472	3.0
Total	$413,242	100.0%	$342,738	100.0%
Fair Value:
Senior secured loans	$275,253	66.7%	$190,559	55.9%
Unitranche loans	51,638	12.5	68,090	20.0
Junior secured loans	59,366	14.4	63,388	18.6
Equity securities	26,663	6.4	19,054	5.5
Total	$412,920	100.0%	$341,091	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2016		December 31, 2015
Amortized Cost:
International	$6,667	1.6%	$5,842	1.7%
Midwest	59,710	14.5	46,557	13.6
Northeast	105,482	25.5	69,571	20.3
South	2,425	0.6	—	—
Southeast	60,719	14.7	60,468	17.6
Southwest	50,562	12.2	42,503	12.4
West	127,677	30.9	117,797	34.4
Total	$413,242	100.0%	$342,738	100.0%

	December 31, 2016		December 31, 2015
Fair Value:
International	$6,636	1.6%	$5,880	1.7%
Midwest	60,579	14.7	46,103	13.6
Northeast	108,188	26.2	69,982	20.5
South	2,445	0.6	—	—
Southeast	61,128	14.8	61,960	18.2
Southwest	54,263	13.1	45,135	13.2
West	119,681	29.0	112,031	32.8
Total	$412,920	100.0%	$341,091	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2016		December 31, 2015
Amortized Cost:
Aerospace & Defense	$9,524	2.3%	$5,865	1.7%
Automotive	12,496	3.0	8,393	2.4
Banking, Finance, Insurance & Real Estate	34,912	8.4	17,017	5.0
Beverage, Food & Tobacco	18,068	4.4	5,691	1.7
Chemicals, Plastics & Rubber	3,949	1.0	3,942	1.2
Construction & Building	18,282	4.4	18,959	5.5
Consumer Goods: Durable	3,600	0.9	4,177	1.2
Consumer Goods: Non-Durable	35,567	8.6	50,662	14.8
Containers, Packaging & Glass	3,582	0.9	3,537	1.0
Energy: Oil & Gas	7,819	1.9	8,987	2.6
Environmental Industries	3,675	0.9	—	—
Healthcare & Pharmaceuticals	41,584	10.1	45,422	13.3
High Tech Industries	19,746	4.8	17,155	5.0
Hotels, Gaming & Leisure	37,860	9.2	19,404	5.7
Media: Advertising, Printing & Publishing	11,781	2.8	12,359	3.6
Media: Broadcasting & Subscription	17,527	4.2	19,011	5.5
Media: Diversified & Production	4,938	1.2	4,928	1.4
Metals & Mining	5,219	1.3	7,432	2.2
Retail	48,488	11.7	22,634	6.6
Services: Business	38,806	9.4	35,522	10.4
Services: Consumer	24,608	5.9	26,540	7.7
Telecommunications	3,431	0.8	—	—
Utilities: Electric	2,964	0.7	—	—
Wholesale	4,816	1.2	5,101	1.5
Total	$413,242	100.0%	$342,738	100.0%

	December 31, 2016		December 31, 2015
Fair Value:
Aerospace & Defense	$10,601	2.6%	$6,489	1.9%
Automotive	7,514	1.8	5,358	1.6
Banking, Finance, Insurance & Real Estate	37,130	9.0	17,230	5.1
Beverage, Food & Tobacco	16,794	4.1	5,532	1.6
Chemicals, Plastics & Rubber	4,040	1.0	3,948	1.2
Construction & Building	18,602	4.5	18,867	5.5
Consumer Goods: Durable	3,620	0.9	4,223	1.2
Consumer Goods: Non-Durable	32,000	7.7	49,006	14.4
Containers, Packaging & Glass	3,663	0.9	3,400	1.0
Energy: Oil & Gas	7,803	1.9	9,077	2.7
Environmental Industries	3,768	0.9	—	—
Healthcare & Pharmaceuticals	56,435	13.7	53,677	15.7

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

	December 31, 2016		December 31, 2015
High Tech Industries	18,899	4.6	16,006	4.7
Hotels, Gaming & Leisure	38,010	9.2	19,510	5.7
Media: Advertising, Printing & Publishing	11,742	2.8	12,729	3.7
Media: Broadcasting & Subscription	18,046	4.4	18,641	5.5
Media: Diversified & Production	4,938	1.2	4,925	1.4
Metals & Mining	5,268	1.3	7,396	2.2
Retail	38,147	9.2	17,026	5.0
Services: Business	40,164	9.7	36,215	10.6
Services: Consumer	24,807	6.0	27,106	7.9
Telecommunications	3,430	0.8	—	—
Utilities: Electric	2,999	0.7	—	—
Wholesale	4,500	1.1	4,730	1.4
Total	$412,920	100.0%	$341,091	100.0%

Note 4. Fair Value Measurements

Investments

The Company values all investments in accordance with ASC Topic 820. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•	Level 2 — Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.
•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments as of December 31, 2016 and 2015 were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company under the market approach or the proceeds that would be received in a liquidation analysis. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$275,253	$275,253
Unitranche loans	—	—	51,638	51,638
Junior secured loans	—	—	59,366	59,366
Equity securities	—	—	26,663	26,663
Total Investments	$—	$—	$412,920	$412,920
Secured borrowings	$—	$—	$1,314	$1,314

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 5.75% to 17.00% at December 31, 2016 and 6.00% to 18.92% at December 31, 2015. The maturity dates on the loans outstanding at December 31, 2016 range between March 2017 and September 2023.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the years ended December 31, 2016 and 2015:

	Investments					Secured borrowings
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications(1)	3,270	(6,525)	—	3,255	—	—
Net change in unrealized appreciation (depreciation) on investments	(65)	(2,056)	(751)	4,197	1,325	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost(2)	141,023	1,950	8,233	157	151,363	—
Proceeds from principal payments and sales on investments(3)	(59,534)	(9,821)	(11,504)	(587)	(81,446)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	53
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,215)
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314

	Investments					Secured borrowings
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2014	$124,161	$96,635	$10,803	$1,936	$233,535	$4,008
Net change in unrealized appreciation (depreciation) on investments	(1,244)	(6,429)	(1,387)	7,975	(1,085)	—
Net realized gain (loss) on investments	—	—	—	304	304	—
Purchases of investments and other adjustments to cost(2)	114,919	17,794	54,785	9,218	196,716	—
Proceeds from principal payments and sales on investments(3)	(47,277)	(39,910)	(813)	(379)	(88,379)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	68
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,600)
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represent net proceeds from investments sold and principal paydowns received.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2016, attributable to Level 3 investments still held at December 31, 2016 was $1,884. The total

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2015, attributable to Level 3 investments still held at December 31, 2015 was ($146). The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the year ended December 31, 2016, attributable to Level 3 investments still held at December 31, 2016 was ($53). The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the year ended December 31, 2015, attributable to Level 3 investments still held at December 31, 2015 was ($68). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2016 and 2015.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2016 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Weighted average Mean	Range
					Minimum	Maximum
Assets:
Senior secured loans	$214,267	Discounted cash flow	EBITDA multiples	7.0x	3.2x	13.3x
			Market yields	11.7%	7.0%	22.0%
Senior secured loans	1,054	Enterprise value	Revenue multiples	0.6x	0.5x	0.6x
Senior secured loans	12,727	Enterprise value	EBITDA multiples	4.1x	3.3x	5.5x
Unitranche loans	47,861	Discounted cash flow	EBITDA multiples	6.1x	4.8x	8.0x
			Market yields	13.4%	9.5%	22.1%
Unitranche loans	3,491	Combination of discounted cash flow and enterprise value	Revenue multiples	0.5x	0.5x	0.6x
			Market yields	29.2%	29.2%	29.2%
Unitranche loans	286	Enterprise value	EBITDA multiples	6.0x	5.5x	6.5x
Junior secured loans	18,572	Discounted cash flow	EBITDA multiples	7.5x	3.5x	9.5x
			Market yields	11.5%	7.0%	13.5%
Junior secured loans	—	Enterprise value	Revenue multiples	0.6x	0.5x	0.6x
Equity securities	8,121	Discounted cash flow	EBITDA multiples	3.8x	3.5x	4.0x
			Market yields	17.0%	16.0%	18.0%
Equity securities	18,164	Enterprise value	EBITDA multiples	4.6x	3.3x	13.3x
Equity securities	249	Enterprise value	Revenue multiples	0.8x	0.1x	3.8x
Total Level 3 Assets	$324,792(1)
Liabilities:
Secured borrowings	$1,314	Discounted cash flow	Market yields	7.7%	7.1%	8.2%

(1)	Excludes loans of $88,128 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2015 were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Weighted average Mean	Range
					Minimum	Maximum
Assets:
Senior secured loans	$163,078	Discounted cash flow	EBITDA multiples	6.2x	2.3x	11.0x
			Market yields	12.3%	6.5%	21.0%
Senior secured loans	1,182	Enterprise value	Revenue multiples	0.5x	0.5x	0.5x
Unitranche loans	49,620	Discounted cash flow	EBITDA multiples	6.1x	4.8x	7.3x
			Market yields	13.6%	9.0%	19.6%
Unitranche loans	5,358	Combination of discounted cash flow and enterprise value	EBITDA multiples	4.3x	4.0x	4.5x
			Market yields	29.7%	26.7%	32.6%
Unitranche loans	6,526	Enterprise value	EBITDA multiples	3.5x	3.0x	4.0x
Junior secured loans	19,862	Discounted cash flow	EBITDA multiples	6.8x	3.5x	9.5x
			Market yields	12.2%	10.5%	13.0%
Junior secured loans	570	Enterprise value	Revenue multiples	0.5x	0.5x	0.5x
Equity securities	8,345	Discounted cash flow	EBITDA multiples	3.8x	3.5x	4.0x
			Market yields	15.0%	14.5%	15.5%
Equity securities	10,709	Enterprise value	EBITDA multiples	3.3x	2.3x	9.5x
Total Level 3 Assets	$265,250(1)
Liabilities:
Secured borrowings	$2,476	Discounted cash flow	Market yields	9.0%	3.6%	10.4%

(1)	Excludes loans of $75,841 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable input used in the yield approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2016 and 2015, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $51,500 and $40,000, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2016 and 2015 were as follows:

Portfolio Company	Fair value at December 31, 2015	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at December 31, 2016
Non-controlled affiliate company investments(1)
American Community Homes, Inc.	$11,692	$—	$488	$—	$205	$61	$—	$1,504	$13,950
Rockdale Blackhawk, LLC	21,903	—	1,387	(2,503)	—	187	—	6,103	27,077
Rocket Dog Brands, LLC	1,752	—	384	(12)	452	11	—	(1,533)	1,054
SHI Holdings, Inc.(2)	—	3,343	230	—	—	4	—	720	4,297
Summit Container Corporation	3,400	—	137	(185)	66	26	—	219	3,663
Total non-controlled affiliate company investments	$38,747	$3,343	$2,626	$(2,700)	$723	$289	$—	$7,013	$50,041
Controlled affiliate company investments(1):
TPP Acquisition, Inc.(3)	$6,525	$(9,606)	$9,844	$(3,022)	$—	$—	$—	$(3,741)	$—
TPP Operating, Inc.(4)	—	9,606	825	(195)	—	—	—	(1,337)	8,899
Total controlled affiliate company investments	$6,525	$—	$10,669	$(3,217)	$—	$—	$—	$(5,078)	$8,899

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Affiliated Companies  – (continued)

Portfolio Company	Fair value at December 31, 2014	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at December 31, 2015
Non-controlled affiliate company investments(1):
American Community Homes, Inc.	$10,163	$1,463	$—	$163	$45	$—	$(142)	$11,692
Rockdale Blackhawk, LLC	—	14,606	(1,070)	—	131	—	8,236	21,903
Rocket Dog Brands, LLC	2,454	150	—	254	—	—	(1,106)	1,752
Summit Container Corporation	3,979	—	(196)	—	20	—	(403)	3,400
Total non-controlled affiliate company investments	$16,596	$16,219	$(1,266)	$417	$196	$—	$6,585	$38,747
Controlled affiliate company investments(1):
TPP Acquisition, Inc.	$6,621	$5,400	$—	$201	$29	$—	$(5,726)	$6,525
Total controlled affiliate company investments	$6,621	$5,400	$—	$201	$29	$—	$(5,726)	$6,525

	For the years ended December 31,
	2016			2015
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments(1)
American Community Homes, Inc.	$1,444	$—	$—	$1,224	$—	$50
Rockdale Blackhawk, LLC	1,827	3,546	—	1,482	301	—
Rocket Dog Brands, LLC	489	—	—	330	—	—
SHI Holdings, Inc.	96	—	36	—	—	—
Summit Container Corporation	655	—	—	486	—	—
Total non-controlled affiliate company investments	$4,511	$3,546	$36	$3,522	$301	$50
Controlled affiliate company investments(1):
TPP Acquisition, Inc.	$30	$—	$—	$1,127	$—	$—
TPP Operating, Inc.	110	—	—		—	—
Total controlled affiliate company investments	$140	$—	$—	$1,127	$—	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company provided a follow-on investment to SHI Holdings, Inc. during the quarter ended December 31, 2016, including the purchase of equity. For the purpose of this schedule, transfers in represents the fair value at September 30, 2016.
(3)	The Company’s investment in TPP Acquisition, Inc. was restructured on November 8, 2016. For the purpose of this schedule, transfers out represents all activity up to the restructuring date.
(4)	The Company’s investment in TPP Operating, Inc. is due to the restructuring of TPP Acquisition, Inc. on November 8, 2016. For the purpose of this schedule, transfers in represents all of the activity up to the restructuring date. All remaining activity is post restructuring date.

On September 2, 2016 TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court and the sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company owns 40% of the equity interests in both the former operating company, TPP Acquisition, Inc. (which is in wind-down) and the new operating company, TPP Operating, Inc.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Affiliated Companies  – (continued)

During the bankruptcy period, the Company and the other existing lenders provided additional financing through a debtor-in-possession financing (“DIP”) facility. Upon the purchase of TPP Acquisition, Inc.’s assets, TPP Operating, Inc. entered into a new credit facility with the existing lenders, including the Company. The principal amount of the new facility with TPP Operating, Inc. represented the amount owed to the lenders under the pre-petition facilities plus the amount funded under the DIP facility, less the amount of the credit bid. The cost basis of the Company’s equity investment in TPP Operating, Inc. represents the credit bid and equates to the reduction of principal outstanding on the debt facilities when the new facility was issued to TPP Operating, Inc. As of December 31, 2016, the Company valued its positions in TPP Operating, Inc. utilizing an enterprise value waterfall model. The key inputs to the model were an estimated 2017 EBITDA forecast and an EBITDA multiple developed using comparable public and private company data.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the years ended December 31, 2016, 2015 and 2014 were $6,347, $5,129 and $4,091, respectively.

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

Incentive fees, excluding the impact of the incentive fee waiver, for the years ended December 31, 2016, 2015 and 2014 were $5,777, $4,685 and $3,512, respectively. Incentive fees for the year ended December 31, 2016, consisted of part one incentive fees (based on net investment income) of $5,602 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $175. Incentive fees for the year ended December 31, 2015, consisted solely of part one incentive fees (based on net investment income). Incentive fees for the year ended December 31, 2014 consisted of part one incentive fees (based on net investment income) of $3,718, reduced by the part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($206). The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Transactions with Related Parties  – (continued)

Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation). For the years ended December 31, 2016, 2015, and 2014, MC Advisors waived part one incentive fees of $273, zero and zero, respectively.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $3,054, $2,712 and $2,673, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,287, $1,078 and $876, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2016 and 2015, $330 and $249, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of December 31, 2016 and 2015, the Company had accounts payable to members of the Board of zero and $74, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility:  As of December 31, 2016 and 2015, the Company had $129,000 and $123,700 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of December 31, 2016 and 2015, the maximum amount the Company was able to borrow under the revolving credit facility was $160,000 and this maximum borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on the Company’s portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth (excluding investments in MRCC SBIC) exceeds $225,000 or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2016 and 2015, the outstanding borrowings were accruing at an average interest rate of 3.8% and 3.4% (based on one-month LIBOR), respectively. The weighted average interest rate of the Company’s revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2016, 2015 and 2014 was 3.6%, 3.6% and 3.4%, respectively. The weighted average fee rate on the Company’s unused portion of the revolving credit facility for the years ended December 31, 2016, 2015 and 2014 was 0.5%, 0.5% and 0.5%, respectively.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 70% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment has a quoted price. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated total net assets at least equal to the greater of (a) 40% of the consolidated total assets on the last day of each quarter or (b) $120,000 plus 65% of the net proceeds to the Company from sales of its securities after December 14, 2015; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.1 times; and (3) a ratio of earnings before interest and taxes to interest expense of at least 2.5 times. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225,000 in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40,000 in borrowings. Pursuant to the increase in the family of funds limitation, the Company submitted a commitment application to the SBA and on April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75,000 in SBA-guaranteed debentures, for a total of $115,000 in available debentures.

As of December 31, 2016, MRCC SBIC had $41,000 in leveragable capital and $51,500 in SBA-guaranteed debentures outstanding. In order to gain access to the entirety of the $63,500 in remaining available debentures, the Company would be required to contribute to MRCC SBIC an additional $16,500 in leveragable capital. As of December 31, 2015, MRCC SBIC had $20,000 in leveragable capital and $40,000 in SBA-guaranteed debentures outstanding.

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures have not yet pooled.

As of December 31, 2015, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
Total		$40,000

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

As of December 31, 2016, secured borrowings at fair value totaled $1,314 and the fair value of the loans that are associated with these secured borrowings was $5,814. As of December 31, 2015, secured borrowings at fair value totaled $2,476 and the fair value of the loans that are associated with these secured borrowings was $11,803. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the years ended December 31, 2016, 2015 and 2014. During the years ended December 31, 2016, 2015 and 2014, repayments on secured borrowings totaled $1,215, $1,600 and $3,863, respectively. The weighted average interest rate on our secured borrowings was approximately 6.3% and 5.8% as of December 31, 2016 and 2015, respectively.

Components of interest expense:  The components of the Company’s interest expense and other debt financing expenses are as follows:

	For the years ended December 31,
	2016	2015	2014
Interest expense – revolving credit facility	$4,422	$3,290	$3,183
Interest expense – SBA debentures	1,340	1,080	161
Amortization of deferred financing costs	820	742	576
Interest expense – secured borrowings	123	198	374
Other	77	90	48
Total interest and other debt financing expenses	$6,782	$5,400	$4,342

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-to-tax differences have no impact on net assets.

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2016	2015	2014
Increase (decrease) in capital in excess of par value	$(3,547)	$—	$—
Increase (decrease) in undistributed net investment income (accumulated distributions in excess of net investment income)	3,547	—	—

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2016 and 2015, the Company does not have any capital loss carry forwards.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2016	2015	2014
Net increase in net assets resulting from operations	$24,365	$17,892	$13,909
Net change in unrealized (appreciation) depreciation on investments and secured borrowings	(1,272)	1,153	1,465
Other income for tax but not book	2,081	2,975	—
Other deductions for book in excess of deductions for tax	175	—	(206)
Expenses not currently deductible	679	83	—
Total taxable income	$26,028	$22,103	$15,168

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2016	2015	2014
Ordinary income	$20,708	$16,410	$13,028
Long-term capital gains	—	304	—
Total	$20,708	$16,714	$13,028

For federal income tax purposes, as of December 31, 2016, gross unrealized appreciation and gross unrealized depreciation was $24,157 and $24,479, respectively, and as of December 31, 2015, gross unrealized appreciation and gross unrealized depreciation was $12,998 and $14,645, respectively. As of December 31, 2016 and 2015, the aggregate cost of securities for federal income tax purposes was $413,242 and $342,738, respectively.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes dividends declared during the years ended December 31, 2016, 2015 and 2014, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—	—	18,518	275
August 30, 2016	September 15, 2016	September 30, 2016	0.35	5,730	4,493	70	—	—
November 30, 2016	December 15, 2016	December 30, 2016	0.35	5,734	4,369	68	—	—
Total distributions declared			$1.40	$20,570	8,862	$138	38,662	$552
Year ended December 31, 2015:
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	—	$—	16,057	$238
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	—	—	19,023	281
September 1, 2015	September 15, 2015	September 30, 2015	0.35	4,432	—	—	18,300	264
November 30, 2015	December 15, 2015	December 30, 2015	0.35	4,554	—	—	19,615	255
Total distributions declared			$1.40	$16,714	—	$—	72,995	$1,038
Year ended December 31, 2014:
March 7, 2014	March 18, 2014	March 28, 2014	$0.34	$3,304	—	$—	21,787	$295
May 29, 2014	June 13, 2014	June 27, 2014	0.34	3,252	—	—	19,208	264
August 27, 2014	September 15, 2014	September 30, 2014	0.34	3,236	—	—	19,095	258
December 1, 2014	December 15, 2014	December 30, 2014	0.34	3,236	—	—	17,023	244
Total distributions declared			$1.36	$13,028	—	$—	77,113	$1,061

None of the distributions declared during the years ended December 31, 2016, 2015, and 2014 represented a return of capital for tax purposes.

Note 10. Stock Issuances and Repurchases

Stock Issuances:  On February 6, 2015, the Company entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC through which the Company may sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the year ended December 31, 2015, the Company sold 672,597 shares at an average price of $14.88 per share for gross proceeds of $10,007 under the ATM program. Aggregate underwriters’ discounts and commissions were $158 and offering costs were $83, resulting in net proceeds of approximately $9,766.

On April 20, 2015, the Company closed a public offering of 2,450,000 shares of its common stock at a public offering price of $14.85 per share, raising approximately $36,383 in gross proceeds. On May 18, 2015, the Company sold an additional 367,500 shares of its common stock, at a public offering price of $14.85 per share, raising approximately $5,457 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters discounts and commissions were $1,692 and offering costs were $295, resulting in net proceeds of $39,853 on these non-ATM program issuances during the year ended December 31, 2015.

On July 1, 2016, the Company entered into an amendment to MLV’s equity distribution agreement and an assignment agreement to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the year ended December 31, 2016, the Company did not make any sales of its common stock under the ATM program.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 10. Stock Issuances and Repurchases  – (continued)

On July 25, 2016, the Company closed a public offering of 3,100,000 shares of common stock at a public offering price of $15.50 per share, raising approximately $48,050 in gross proceeds. On August 3, 2016, the Company sold an additional 465,000 shares of common stock, at a public offering price of $15.50 per share, raising approximately $7,208 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2,210 and offering costs were $528, resulting in net proceeds of $52,520.

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

During the year ended December 31, 2014, the Company repurchased 400,359 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $5,235. Over the life of the Plan, the Company repurchased 485,162 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $6,267. The Company is incorporated in Maryland and under the law of that state, shares repurchased are considered retired (repurchased shares become authorized but unissued shares) rather than treasury stock. As a result, the cost of stock repurchases is recorded as a reduction to capital in excess of par value on the consolidated statements of changes in net assets.

Note 11. Commitments and Contingencies

Commitments:  As of December 31, 2016 and 2015, the Company had $37,716, and $20,703, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Legal proceedings:  In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company is not currently aware of any such proceedings or disposition that at this time would have a material adverse effect on the Company’s consolidated financial statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2016	2015	2014	2013	2012
Per share data:
Net asset value at beginning of year(1)	$14.19	$14.05	$13.92	$14.54	$15.00
Net investment income(2)	1.55	1.60	1.57	1.13	0.15
Net gain (loss) on investments and secured borrowings(2)	0.13	(0.07)	(0.12)	0.15	0.03
Net increase in net assets from operations(2)	1.68	1.53	1.45	1.28	0.18
Stockholder distributions – income	(1.40)	(1.40)	(1.36)	(1.15)	(0.14)
Stockholder distributions – return of capital	—	—	—	(0.21)	(0.20)
Effect of share issuance above (below) NAV(3)	0.05	—	—	(0.57)	(0.30)
Effect of share repurchases(3)	—	—	0.04	0.03	—
Other(3)	—	0.01	—	—	—
Net asset value at end of year	$14.52	$14.19	$14.05	$13.92	$14.54
Net assets at end of year	$240,850	$184,535	$133,738	$138,092	$83,634
Shares outstanding at end of year	16,581,869	13,008,007	9,517,910	9,918,269	5,750,103
Per share market value at end of year	$15.38	$13.09	$14.46	$12.20	$14.83
Total return based on market value(4)	28.95%	(0.21)%	30.67%	(9.29)%	1.15%
Total return based on average net asset value(5)	11.70%	11.04%	10.34%	9.17%	1.14%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(6)	10.81%	11.56%	11.20%	7.71%	5.00%
Ratio of interest and other debt financing expenses to average net assets(7)	3.26%	3.33%	3.23%	2.59%	1.93%
Ratio of expenses (without incentive fees) to average net assets(7)	8.17%	8.31%	8.42%	7.15%	5.76%
Ratio of incentive fees, net of incentive fee waiver, to average net assets(8)(9)	2.64%	2.89%	2.61%	1.38%	0.01%
Ratio of total expenses to average net assets(6)	10.81%	11.20%	11.03%	8.53%	5.77%
Average debt outstanding	$156,358	$119,860	$92,410	$42,103	$31,056
Average debt outstanding per share	$10.75	$10.26	$9.63	$5.52	$5.40
Portfolio turnover(9)	22.41%	30.70%	47.03%	39.77%	11.88%

(1)	The beginning net asset value for 2012 represents the initial public offering price on October 24, 2012.
(2)	Calculated using the weighted average shares outstanding during the years ended December 31, 2016, 2015, 2014, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12. Financial Highlights  – (continued)

(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.
(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value.
(6)	Ratios for the period from October 24, 2012 to December 31, 2012 are annualized. Incentive fees included within the ratio are not annualized.
(7)	Ratios for the period from October 24, 2012 to December 31, 2012 are annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.13%, zero, zero, zero, and zero for the years ended December 31, 2016, 2015, 2014, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.
(9)	Ratios for the period from October 24, 2012 to December 31, 2012 are not annualized.

Note 13. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$11,233	$11,128	$11,118	$11,539
Net investment income	$5,377	$5,583	$5,759	$5,787
Net gain (loss) on investments and secured borrowings	$2,155	$(1,971)	$(482)	$2,157
Net increase (decrease) in net assets resulting from operations	$7,532	$3,612	$5,277	$7,944
Net investment income per share – basic and diluted	$0.32	$0.36	$0.44	$0.44
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.45	$0.23	$0.41	$0.61
Net asset value per share at period end	$14.52	$14.42	$14.50	$14.45

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$10,126	$9,172	$9,519	$8,081
Net investment income	$5,005	$4,498	$5,071	$4,167
Net gain (loss) on investments and secured borrowings	$(793)	$242	$(7)	$(291)
Net increase (decrease) in net assets resulting from operations	$4,212	$4,740	$5,064	$3,876
Net investment income per share – basic and diluted	$0.39	$0.36	$0.43	$0.44
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.33	$0.38	$0.43	$0.41
Net asset value per share at period end	$14.19	$14.21	$14.18	$14.11

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

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 7, 2017, the date on which the consolidated financial statements were issued.

On February 22, 2017, the Company closed a $40,000 upsize to its revolving credit facility led by ING, from $160,000 to $200,000 in revolving commitments, in accordance with the facility’s accordion feature.

On March 7, 2017, the Board declared a quarterly distribution of $0.35 per share payable on March 31, 2017 to holders of record on March 17, 2017.

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)
10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)
10.8	Amendment No. 1 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 20, 2013)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated December 14, 2015 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 15, 2015)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-(filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2017

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

Signature	Title	Date
/s/ Theodore L. Koenig Theodore L. Koenig	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2017
/s/ Aaron D. Peck Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)	March 7, 2017
/s/ Thomas J. Allison Thomas J. Allison	Director	March 7, 2017
/s/ Jeffrey A. Golman Jeffrey A. Golman	Director	March 7, 2017
/s/ Jorde M. Nathan Jorde M. Nathan	Director	March 7, 2017
/s/ Robert S. Rubin Robert S. Rubin	Director	March 7, 2017
/s/ Jeffrey D. Steele Jeffrey D. Steele	Director	March 7, 2017