Form 10-Q
period 2017-03-31
MONROE CAPITAL Corp
filed 2017-05-09
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

As of May 8, 2017, the registrant had 16,722,025 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$358,883	$353,980
Non-controlled affiliate company investments	49,219	50,041
Controlled affiliate company investments	10,047	8,899
Total investments, at fair value (amortized cost of: $422,102 and $413,242, respectively)	418,149	412,920
Cash	5,483	5,958
Restricted cash	10,555	2,373
Interest receivable	3,056	2,643
Other assets	1,454	651
Total assets	438,697	424,545

LIABILITIES
Debt:
Revolving credit facility	136,000	129,000
SBA debentures payable	60,000	51,500
Total debt	196,000	180,500
Less: Unamortized deferred financing costs	(4,268)	(3,945)
Total debt, less unamortized deferred financing costs	191,732	176,555
Secured borrowings, at fair value (proceeds of: $1,320 and $1,320, respectively)	1,315	1,314
Interest payable	820	735
Management fees payable	1,805	1,749
Incentive fees payable	1,465	1,222
Accounts payable and accrued expenses	1,917	2,120
Directors fees payable	37	-
Total liabilities	199,091	183,695
Net assets	$239,606	$240,850

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 16,712 and 16,582 shares issued and outstanding, respectively	$17	$17
Capital in excess of par value	235,516	233,526
Undistributed net investment income (accumulated distributions in excess of net investment income)	7,268	7,037
Accumulated net realized gain (loss) on investments	754	587
Accumulated net unrealized appreciation (depreciation) on investments and secured borrowings	(3,949)	(317)
Total net assets	$239,606	$240,850

Net asset value per share	$14.34	$14.52

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$10,055	$8,273
Non-controlled affiliate company investments	1,196	1,073
Controlled affiliate company investments	177	-
Total interest income	11,428	9,346
Dividend income:
Non-controlled/non-affiliate company investments	250	250
Non-controlled affiliate company investments	-	1,612
Total dividend income	250	1,862
Fee income:
Non-controlled/non-affiliate company investments	328	331
Total fee income	328	331
Total investment income	12,006	11,539

Operating expenses:
Interest and other debt financing expenses	2,010	1,691
Base management fees	1,805	1,500
Incentive fees	1,290	1,740
Professional fees	291	207
Administrative service fees	330	328
General and administrative expenses	209	164
Excise taxes	-	87
Directors fees	37	35
Total expenses	5,972	5,752
Net investment income	6,034	5,787

Net gain (loss) on investments and secured borrowings:
Net realized gain (loss) on investments:
Non-controlled/non-affiliate company investments	167	587
Net realized gain (loss) on investments	167	587

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliate company investments	192	(859)
Non-controlled affiliate company investments	(2,164)	1,828
Controlled affiliate company investments	(1,659)	573
Net change in unrealized appreciation (depreciation) on investments	(3,631)	1,542

Net change in unrealized (appreciation) depreciation on secured borrowings	(1)	28

Net gain (loss) on investments and secured borrowings	(3,465)	2,157

Net increase (decrease) in net assets resulting from operations	$2,569	$7,944

Per common share data:
Net investment income per share - basic and diluted	$0.36	$0.44
Net increase in net assets resulting from operations per share - basic and diluted	$0.15	$0.61
Weighted average common shares outstanding - basic and diluted	16,594	13,008

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain	Accumulated net unrealized appreciation (depreciation) on investments and
	Number of shares	Par value	excess of par value	investment income)	(loss) on investments	secured borrowings	Total net assets
Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$-	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	-	-	-	5,787	587	1,570	7,944
Distributions to stockholders:
Distributions from net investment income	-	-	-	(4,553)	-	-	(4,553)
Distributions from realized gain	-	-	-	-	-	-	-
Balances at March 31, 2016	13,008	$13	$184,419	$2,926	$587	$(19)	$187,926

Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	-	-	-	6,034	167	(3,632)	2,569
Issuance of common stock, net of offering and underwriting costs	114	-	1,736	-	-	-	1,736
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	16	-	254	(254)	-	-	-
Distributions from net investment income	-	-	-	(5,549)	-	-	(5,549)
Balances at March 31, 2017	16,712	$17	$235,516	$7,268	$754	$(3,949)	$239,606

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,569	$7,944
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	3,631	(1,542)
Net change in unrealized appreciation (depreciation) on secured borrowings	1	(28)
Net realized (gain) loss on investments	(167)	(587)
Payment-in-kind interest income	(613)	(370)
Net accretion of discounts and amortization of premiums	(388)	(365)
Proceeds from principal payments and sales of investments	33,844	26,803
Purchases of investments	(41,536)	(26,316)
Amortization of deferred financing costs	231	182
Changes in operating assets and liabilities:
Interest receivable	(413)	(270)
Other assets	(803)	68
Payable for open trades	-	(5,297)
Interest payable	85	(336)
Management fees payable	56	(3)
Incentive fees payable	243	489
Accounts payable and accrued expenses	(203)	69
Directors fees payable	37	(39)
Net cash provided by (used in) operating activities	(3,426)	402

Cash flows from financing activities:
Borrowings on revolving credit facility	39,500	20,000
Repayments of revolving credit facility	(32,500)	(9,000)
SBA debentures borrowings	8,500	-
Payments of deferred financing costs	(554)	-
Repayments on secured borrowings	-	(200)
Proceeds from shares sold, net of offering and underwriting costs	1,736	-
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $254 and $0, respectively	(5,549)	(4,553)
Net cash provided by (used in) financing activities	11,133	6,247

Net increase (decrease) in Cash and Restricted Cash	7,707	6,649
Cash and Restricted Cash, beginning of period (1)	8,331	13,866
Cash and Restricted Cash, end of period (2)	$16,038	$20,515

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,639	$1,772
Cash paid for excise taxes during the period	$495	$167

(1)	Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016. Represents cash and restricted cash of $5,278 and $8,588, respectively, from the consolidated statement of assets and liabilities as of December 31, 2015.

(2)	Represents cash and restricted cash of $5,483 and $10,555, respectively, from the consolidated statement of assets and liabilities as of March 31, 2017. Represents cash and restricted cash of $5,770 and $14,745, respectively, from the consolidated statement of assets and liabilities as of March 31, 2016.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2017

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
AdTheorent, Inc. (Revolver) (e)	Media: Advertising, Printing & Publishing	L+8.50%	9.28%		12/22/2021		515	$232	$232	0.1%
AdTheorent, Inc.	Media: Advertising, Printing & Publishing	L+8.50%	9.28%		12/22/2021		5,000	4,904	5,015	2.1%
All Holding Company, LLC (f)	Beverage, Food & Tobacco	L+7.00%	7.98%		11/15/2021		5,431	5,334	5,513	2.3%
American Community Homes, Inc. (g)	Banking, Finance, Insurance, & Real Estate	L+8.00%	9.50%		7/22/2019		7,667	7,560	7,843	3.3%
American Community Homes, Inc. (g)	Banking, Finance, Insurance, & Real Estate	L+12.50%	9.50% Cash/4.50% PIK		7/22/2019		4,265	4,212	4,351	1.8%
American Community Homes, Inc. (g)	Banking, Finance, Insurance, & Real Estate	L+12.50%	9.50% Cash/4.50% PIK		n/a	(h)	524	515	524	0.2%
Answers Corporation	High Tech Industries	P + 6.25%	10.25	%(i)	10/1/2021		2,903	2,822	1,352	0.6%
Answers Corporation (DIP Facility) (e)	High Tech Industries	L+7.00%	8.00	%(i)	n/a	(h)	269	105	108	0.0%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		2,605	2,557	2,635	1.1%
BCC Software, LLC (f)	High Tech Industries	L+8.00%	9.00%		6/20/2019		3,248	3,210	3,247	1.3%
BCC Software, LLC (Revolver) (e)	High Tech Industries	L+8.00%	9.00%		6/20/2019		469	-	-	0.0%
Beaver-Visitec International Holdings, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.15%		8/19/2023		4,975	4,929	4,975	2.1%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.54%		11/6/2020		2,718	2,698	2,242	0.9%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.48%		7/10/2020		5,409	5,341	5,517	2.3%
Cali Bamboo, LLC (Revolver) (e)	Construction & Building	L+8.50%	9.48%		7/10/2020		1,624	996	996	0.4%
California Pizza Kitchen, Inc.	Beverage, Food & Tobacco	L+6.00%	7.00%		8/23/2022		6,965	6,895	6,966	2.9%
Corbett Technology Solutions, Inc. (f)	High Tech Industries	L+7.00%	7.98%		11/7/2021		4,444	4,382	4,481	1.9%
Corbett Technology Solutions, Inc. (Revolver) (e)	High Tech Industries	L+7.00%	7.98%		11/7/2021		867	-	-	0.0%
Cornerstone Detention Products, Inc. (j)	Construction & Building	L+10.50%	10.50% Cash/1.00% PIK		4/8/2019		3,676	3,644	3,568	1.5%
Cornerstone Detention Products, Inc. (Revolver) (e)	Construction & Building	L+9.50%	10.50%		4/8/2019		400	-	-	0.0%
CRCI Holdings, Inc.	Utilities: Electric	L+5.50%	6.65%		8/31/2023		2,866	2,840	2,872	1.2%
Cyalume Technologies Holdings, Inc. (f)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		4,222	4,142	4,348	1.8%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		376	376	387	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (e)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		1,528	306	306	0.1%
Diesel Direct Holdings, Inc. (f)	Energy: Oil & Gas	L+7.00%	7.98%		2/17/2020		5,156	5,156	5,208	2.2%
EB Employee Solutions, LLC (f)	Services: Business	L+8.50%	10.00%		2/28/2019		3,268	3,228	3,157	1.3%
Echelon Funding I, LLC (Delay Draw) (e) (k) (l)	Banking, Finance, Insurance, & Real Estate	L+10.25%	11.03%		2/24/2021		15,000	14,286	14,290	6.0%
Edge Systems Holdings Corp.	Healthcare & Pharmaceuticals	L+8.00%	9.00%		12/1/2021		3,717	3,646	3,761	1.6%
Edge Systems Holdings Corp. (Revolver) (e)	Healthcare & Pharmaceuticals	L+8.00%	9.00%		12/1/2021		260	-	-	0.0%
Familia Dental Group Holdings, LLC (f)	Healthcare & Pharmaceuticals	L+8.00%	8.98%		4/8/2021		5,363	5,293	5,470	2.3%
Familia Dental Group Holdings, LLC (Delayed Draw)	Healthcare & Pharmaceuticals	L+8.00%	8.98%		4/8/2021		516	516	526	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	Healthcare & Pharmaceuticals	L+8.00%	8.98%		4/8/2021		573	115	115	0.0%
Forman Mills, Inc. (f)	Retail	L+7.50%	8.50%		10/4/2021		8,500	8,344	8,377	3.5%
InMobi Pte, Ltd. (Delayed Draw) (e) (k) (l)	Media: Advertising, Printing & Publishing	L+10.17%	11.17%		9/1/2018		10,000	6,667	6,623	2.8%
Inteva Products, LLC	Automotive	L+8.50%	9.75%		9/8/2021		1,956	1,946	1,965	0.8%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.48%		12/17/2020		13,230	12,969	13,495	5.6%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/2.25% PIK	(m)	12/20/2019		2,521	2,495	2,434	1.0%
Landpoint, LLC (Revolver) (e)	Energy: Oil & Gas	L+10.50%	12.00%		12/20/2019		313	-	-	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+8.50%	9.50%		9/3/2019		8,510	8,375	8,565	3.6%
Liftforward SPV II, LLC (e) (l)	Banking, Finance, Insurance, & Real Estate	L+10.75%	11.73%		11/10/2020		10,000	3,482	3,522	1.5%
Luxury Optical Holdings Co.	Retail	L+11.50%	9.00% Cash/3.50% PIK		9/12/2019		4,038	3,995	3,911	1.6%
Luxury Optical Holdings Co. (Revolver) (e)	Retail	L+8.00%	9.00% Cash		9/12/2019		273	-	-	0.0%
Madison Logic, Inc. (f)	Services: Business	L+8.00%	8.98%		11/30/2021		10,434	10,235	10,570	4.4%
Madison Logic, Inc. (Delayed Draw) (e) (k)	Services: Business	L+8.00%	8.98%		11/30/2021		4,818	-	-	0.0%
Madison Logic, Inc. (Revolver) (e)	Services: Business	L+8.00%	8.98%		11/30/2021		988	-	-	0.0%
Mid-West Wholesale Hardware Co. (f)	Wholesale	L+7.50%	8.48%		2/9/2022		11,970	11,736	11,898	5.0%
Mid-West Wholesale Hardware Co. (Revolver) (e)	Wholesale	L+7.50%	8.48%		2/9/2022		4,421	1,137	1,137	0.5%
Miles Partnership LLC	Hotels, Gaming & Leisure	L+12.50%	10.65% Cash/3.00% PIK		3/24/2021		6,119	6,066	6,126	2.6%
Miles Partnership LLC (Delayed Draw) (e) (k)	Hotels, Gaming & Leisure	L+12.50%	10.65% Cash/3.00% PIK		3/24/2021		1,454	1,106	1,107	0.5%
Miles Partnership LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+12.50%	10.65% Cash/3.00% PIK		3/24/2021		320	-	-	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.75%		5/13/2019		5,286	5,225	5,363	2.2%
Peerless Network, Inc. (f)	Telecommunications	L+9.25%	9.28% Cash/0.75% PIK	(n)	12/11/2020		3,500	3,434	3,498	1.5%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.65%		7/1/2020		4,614	4,542	4,642	1.9%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.65%		7/1/2020		4,807	4,729	4,795	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (e)	Services: Consumer	L+8.50%	9.50%		8/11/2017		236	-	-	0.0%
Precision Toxicology, LLC (f)	Healthcare & Pharmaceuticals	L+11.50%	10.48% Cash/2.00% PIK		3/24/2020		4,195	4,143	4,195	1.7%
Repay Holdings, LLC	Banking, Finance, Insurance, & Real Estate	L+9.00%	9.98%		9/1/2021		11,850	11,663	11,880	5.0%
Repay Holdings, LLC (Revolver) (e)	Banking, Finance, Insurance, & Real Estate	L+9.00%	9.98%		9/1/2021		1,200	-	-	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020		10,923	10,202	10,933	4.6%
Rockdale Blackhawk, LLC (Revolver) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020		1,849	1,849	1,849	0.8%

See Notes to Consolidated Financial Statements.

 MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2017

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Rockdale Blackhawk, LLC (Capex) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	549	$549	$549	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	12.00% PIK		8/29/2019	1,157	1,157	51	0.0%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK		8/29/2019	422	418	296	0.1%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	17.00% PIK		9/30/2017	235	235	176	0.1%
SHI Holdings, Inc. (f) (g)	Healthcare & Pharmaceuticals	L+9.75%	10.73%		7/10/2019	2,625	2,596	2,625	1.1%
SHI Holdings, Inc. (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+9.75%	10.73%		7/10/2019	1,773	1,394	1,408	0.6%
SNI Companies (o)	Services: Business	L+8.00%	9.00%		12/31/2018	4,837	4,791	4,886	2.0%
SNI Companies (Revolver) (e)	Services: Business	L+8.00%	9.00%		12/31/2018	1,250	150	150	0.1%
Shields Land Company of Georgia, LLC (l)	Banking, Finance, Insurance, & Real Estate	L+9.50%	10.35%		12/28/2017	2,450	2,431	2,460	1.0%
Solaray, LLC	Consumer Goods: Non-Durable	L+6.50%	7.61%		9/9/2023	3,288	3,258	3,272	1.4%
Solaray, LLC (Delayed Draw) (e) (k)	Consumer Goods: Non-Durable	L+6.50%	7.61%		9/9/2023	703	161	160	0.1%
Summit Container Corporation (f) (g)	Containers, Packaging & Glass	L+12.00%	12.00% Cash/2.00% PIK		1/6/2019	3,591	3,556	3,440	1.4%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	8.98%		4/29/2021	3,111	3,048	3,148	1.3%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	8.98%		4/29/2021	520	510	526	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (k)	Environmental Industries	L+8.00%	8.98%		4/29/2018	1,342	-	-	0.0%
Synergy Environmental Corporation (Revolver) (e)	Environmental Industries	L+8.00%	8.98%		4/29/2021	671	47	47	0.0%
The Worth Collection, Ltd. (f)	Retail	L+8.50%	9.48%		9/29/2021	10,863	10,663	10,846	4.5%
TPP Operating, Inc. (p)	Retail	L+6.00%	7.5% PIK	(i)	11/8/2018	9,370	9,330	581	0.2%
TPP Operating, Inc. (p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	4,344	4,344	3,903	1.6%
TPP Operating, Inc. (p)	Retail	L+9.61%	11.11	%(i)	11/8/2018	5,563	5,563	5,563	2.3%
TRG, LLC	Hotels, Gaming & Leisure	L+14.09%	8.28% Cash/6.59% PIK	(q)	3/31/2021	11,863	11,827	11,910	5.0%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.28%		3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx) (e)	Hotels, Gaming & Leisure	L+9.50%	8.28% Cash/2.00% PIK		3/31/2021	1,614	948	952	0.4%
Vacation Innovations, LLC (r)	Hotels, Gaming & Leisure	L+8.60%	7.98% Cash/1.60% PIK	(s)	8/20/2020	10,455	10,296	10,769	4.5%
Vacation Innovations, LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+7.50%	7.98% Cash/0.50% PIK		8/20/2020	342	-	-	0.0%
Vacation Innovations, LLC (Delayed Draw) (e) (k)	Hotels, Gaming & Leisure	L+7.50%	7.98% Cash/0.50% PIK		8/20/2020	2,037	-	-	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%		9/30/2019	5,596	5,549	5,484	2.3%
Yandy Holding, LLC (Revolver) (e)	Retail	L+9.00%	10.00%		9/30/2019	907	-	-	0.0%
Total Senior Secured Loans						346,753	307,532	300,223	125.3%

Unitranche Loans
Collaborative Neuroscience Network, LLC (t)	Healthcare & Pharmaceuticals	L+11.50%	13.00%		12/27/2017	6,120	6,063	5,854	2.5%
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	n/a	12.00% Cash/3.00% PIK		4/30/2017	288	288	288	0.1%
Fabco Automotive Corporation	Automotive	L+11.25%	8.00% Cash/4.25% PIK		4/3/2019	8,681	8,650	3,121	1.3%
Gracelock Industries, LLC	Wholesale	L+13.74%	11.00% Cash/4.24% PIK	(u)	5/7/2019	4,804	4,740	4,583	1.9%
Incipio Technologies, Inc. (v)	Consumer Goods: Non-Durable	L+6.50%	7.50%		12/26/2019	14,103	13,878	13,962	5.8%
MooreCo, Inc.	Consumer Goods: Durable	L+14.50%	13.50% Cash/2.50% PIK		12/27/2017	3,579	3,565	3,579	1.5%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK		12/17/2020	6,174	6,117	6,260	2.6%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/1.00% PIK		12/17/2020	7,762	7,673	7,878	3.3%
Playtime, LLC	Hotels, Gaming & Leisure	L+8.50%	9.00% Cash/1.00% PIK		12/31/2021	5,343	5,326	4,940	2.1%
Total Unitranche Loans						56,854	56,300	50,465	21.1%

Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.03%		8/2/2022	5,000	4,936	5,050	2.1%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance, & Real Estate	L+9.00%	10.25%		5/8/2019	8,594	8,248	8,565	3.6%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.76%		7/3/2021	5,792	5,792	5,039	2.1%
Education Corporation of America	Services: Consumer	L+11.00%	12.15%		9/30/2017	625	616	625	0.3%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.60%		12/19/2021	4,500	4,404	4,466	1.9%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%		7/8/2022	5,590	5,480	5,660	2.4%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%		7/1/2020	3,000	3,000	3,018	1.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK		5/1/2020	2,011	2,011	-	0.0%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.35%		5/29/2022	5,000	4,940	4,937	2.0%
Sterling Merger Sub Corp.	Services: Business	L+7.75%	8.90%		6/19/2023	5,000	4,960	4,900	2.0%
Total Junior Secured Loans						45,112	44,387	42,260	17.6%

See Notes to Consolidated Financial Statements.

 MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2017

(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Equity Securities
AdTheorent, Inc. (128,866 units) (w)	Media: Advertising, Printing & Publishing	-	-	(x)	-	-	$129	$172	0.1%
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (g)	Banking, Finance, Insurance, & Real Estate	-	-	(x)	10/9/2024	-	-	1,362	0.5%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units) (w)	Healthcare & Pharmaceuticals	-	-	(x)	12/27/2022	-	-	-	0.0%
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares) (w)	Aerospace & Defense	-	-	(x)	-	-	-	693	0.3%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (w)	Services: Consumer	n/a	12.00%		-	-	8,125	8,083	3.4%
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity) (w)	Automotive	-	-	(x)	-	-	-	-	0.0%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (l) (w)	Media: Advertising, Printing & Publishing	-	-	(x)	9/18/2025	-	-	44	0.0%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (w)	Metals & Mining	-	-	(x)	5/13/2024	-	-	-	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (w)	Services: Business	-	-	(x)	12/17/2022	-	-	918	0.4%
Playtime, LLC - Preferred Units (8,665 units) (w)	Hotels, Gaming & Leisure	-	-	(x)	-	-	200	-	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	-	-		-	-	1,093	13,354	5.6%
Rocket Dog Brands, LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	-	-	(x)	-	-	-	-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	-	15.00% PIK	(y)	-	-	967	-	0.0%
SHI Holdings, Inc. (24 shares of common stock) (g)	Healthcare & Pharmaceuticals	-	-	(x)	-	-	27	458	0.2%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	-	-	(x)	1/6/2024	-	-	-	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (w)	Retail	-	-		-	-	86	117	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (w)	Retail	-	-		-	-	1	-	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (p)	Retail	-	-	(x)	-		-	-	0.0%
TPP Operating, Inc. (40 shares of common stock) (p)	Retail	-	-	(x)	-	-	3,255	-	0.0%
Total Equity Securities							13,883	25,201	10.5%
TOTAL INVESTMENTS						$348,662	$422,102	$418,149	174.5%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All investments are non-controlled/non-affiliate company investments, unless otherwise noted. All of our investments are issued by U.S. portfolio companies except for InMobi Pte, Ltd. which is an international company headquartered in California.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d)	Percentages are based on net assets of $239,606 as of March 31, 2017.

(e)	All or a portion of this commitment was unfunded at March 31, 2017. As such, interest is earned only on the funded portion of this commitment.

(f)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(h)	This is a demand note with no stated maturity.

See Notes to Consolidated Financial Statements.

 MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2017

(in thousands, except for units)

(i)	This position was on non-accrual status as of March 31, 2017, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(j)	A portion of this loan (principal of $2,206) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(l)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2017, non-qualifying assets totaled 6.14% of the Company’s total assets.

(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(n)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(o)	A portion of this loan (principal of $3,102) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(p)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(q)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.59% per annum.

(r)	A portion of this loan (principal of $4,617) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(s)	The PIK portion of the interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 1.10% per annum.

(t)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.

(u)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.

(v)	A portion of this loan (principal of $5,171) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(w)	Represents less than 5% ownership of the portfolio company’s voting securities.

(x)	Represents a non-income producing security.

(y)	This position includes a PIK dividend and is currently on non-accrual status.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
360 Holdings III Corp.	Consumer Goods: Non-Durable	L+9.00%	10.00%		10/1/2021		5,925	$5,718	$5,718	2.4%
AdTheorent, Inc. (Revolver) (e)	Media: Advertising, Printing & Publishing	L+8.50%	9.26%		12/22/2021		515	77	77	0.0%
AdTheorent, Inc.	Media: Advertising, Printing & Publishing	L+8.50%	9.26%		12/22/2021		5,000	4,908	4,900	2.0%
All Holding Company, LLC (f)	Beverage, Food & Tobacco	L+7.00%	7.76%		11/15/2021		5,466	5,363	5,493	2.3%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%		7/22/2019		7,667	7,550	7,816	3.3%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK		7/22/2019		4,217	4,158	4,301	1.8%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK		n/a	(h)	518	508	518	0.2%
Answers Corporation	High Tech Industries	P+6.25%	10.00	%(i)	10/1/2021		2,903	2,819	1,495	0.6%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		2,612	2,562	2,635	1.1%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.50%		8/31/2022		375	372	373	0.2%
BCC Software, LLC (f)	High Tech Industries	L+8.00%	9.00%		6/20/2019		2,204	2,186	2,203	0.9%
BCC Software, LLC (Revolver) (e)	High Tech Industries	L+8.00%	9.00%		6/20/2019		469	—	—	0.0%
Beaver-Visitec International Holdings, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.00%		8/19/2023		4,988	4,939	4,988	2.1%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.50%		11/6/2020		2,758	2,737	2,404	1.0%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.26%		7/10/2020		5,423	5,350	5,531	2.3%
Cali Bamboo, LLC (Revolver) (e)	Construction & Building	L+8.50%	9.26%		7/10/2020		1,624	65	65	0.0%
California Pizza Kitchen, Inc.	Beverage, Food & Tobacco	L+6.00%	7.00%		8/23/2022		6,983	6,913	6,966	2.9%
Corbett Technology Solutions, Inc. (f)	High Tech Industries	L+7.00%	7.76%		11/7/2021		4,500	4,434	4,511	1.9%
Corbett Technology Solutions, Inc. (Revolver) (e)	High Tech Industries	L+7.00%	7.76%		11/7/2021		867	—	—	0.0%
Cornerstone Detention Products, Inc. (j)	Construction & Building	L+10.50%	10.50% Cash/ 1.00% PIK		4/8/2019		3,784	3,747	3,599	1.5%
Cornerstone Detention Products, Inc. (Revolver) (e)	Construction & Building	L+9.50%	10.50%		4/8/2019		400	—	—	0.0%
CRCI Holdings, Inc.	Utilities: Electric	L+5.50%	6.50%		8/31/2023		2,993	2,964	2,999	1.3%
Cyalume Technologies Holdings, Inc. (f)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		4,291	4,204	4,462	1.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		387	387	402	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (e)	Aerospace & Defense	L+9.00%	10.00%		5/18/2020		1,528	—	—	0.0%
Diesel Direct Holdings, Inc. (f)	Energy: Oil & Gas	L+7.00%	7.76%		2/17/2020		5,225	5,217	5,277	2.2%
EB Employee Solutions, LLC (f)	Services: Business	L+8.50%	10.00%		2/28/2019		3,370	3,324	3,263	1.4%
Edge Systems Holdings Corporation	Healthcare & Pharmaceuticals	L+8.00%	9.00%		11/29/2021		3,740	3,667	3,665	1.5%
Edge Systems Holdings Corporation (Revolver) (e)	Healthcare & Pharmaceuticals	L+8.00%	9.00%		11/29/2021		260	—	—	0.0%
Familia Dental Group Holdings, LLC (f)	Healthcare & Pharmaceuticals	L+8.00%	8.76%		4/8/2021		5,397	5,327	5,480	2.3%
Familia Dental Group Holdings, LLC (Delayed Draw)	Healthcare & Pharmaceuticals	L+8.00%	8.76%		4/8/2021		519	519	527	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	Healthcare & Pharmaceuticals	L+8.00%	8.76%		4/8/2021		573	57	57	0.0%
Forman Mills, Inc. (f)	Retail	L+7.50%	8.50%		10/4/2021		8,500	8,337	8,470	3.5%
G&M Opco LLC (f)	Construction & Building	L+7.50%	8.26%		6/23/2020		3,006	2,951	3,066	1.3%
InMobi Pte, Ltd. (Delayed Draw) (e) (k) (l)	Media: Advertising, Printing & Publishing	L+10.17%	10.98%		9/1/2018		10,000	6,667	6,587	2.7%
Inteva Products, LLC	Automotive	L+8.50%	9.75%		9/8/2021		1,978	1,967	1,998	0.8%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.26%		12/17/2020		13,407	13,127	13,675	5.7%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/ 2.25% PIK	(m)	12/20/2019		2,632	2,602	2,526	1.1%
Landpoint, LLC (Revolver) (e)	Energy: Oil & Gas	L+10.50%	12.00%		12/20/2019		313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+7.00%	8.00%		9/3/2019		6,257	6,169	6,341	2.6%
Liftforward SPV II, LLC (e) (l)	Banking, Finance, Insurance, & Real Estate	L+10.75%	11.51%		11/10/2020		10,000	254	254	0.1%
Luxury Optical Holdings Co.	Retail	L+11.50%	9.00% Cash/ 3.50% PIK		9/12/2019		4,012	3,965	3,948	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Luxury Optical Holdings Co. (Revolver) (e)	Retail	L+8.00%	9.00% Cash		9/12/2019	273	$—	$—	0.0%
Madison Logic, Inc. (f)	Services: Business	L+8.00%	8.76%		11/30/2021	10,500	10,291	10,610	4.4%
Madison Logic, Inc. (Delayed Draw) (e) (k)	Services: Business	L+8.00%	8.76%		11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver) (e)	Services: Business	L+8.00%	8.76%		11/30/2021	988	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	6,110	6,052	6,119	2.5%
Miles Media Group LLC (Delayed Draw) (e) (k)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	1,455	—	—	0.0%
Miles Media Group LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	320	—	—	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.75%		5/13/2019	5,286	5,219	5,268	2.2%
Peerless Network, Inc. (f)	Telecommunications	L+8.50%	9.18% Cash/ 0.75% PIK	(n)	12/11/2020	3,500	3,431	3,430	1.4%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%		7/1/2020	4,698	4,619	4,693	1.9%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%		7/1/2020	4,849	4,765	4,805	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (e)	Services: Consumer	L+8.50%	9.50%		8/11/2017	236	—	—	0.0%
Precision Toxicology, LLC (f)	Healthcare & Pharmaceuticals	L+11.50%	10.26% Cash/ 2.00% PIK		3/24/2020	4,242	4,186	4,244	1.8%
Repay Holdings, LLC	Banking, Finance, Insurance & Real Estate	L+9.00%	9.76%		9/1/2021	12,000	11,802	11,934	5.0%
Repay Holdings, LLC (Revolver) (e)	Banking, Finance, Insurance & Real Estate	L+9.00%	9.76%		9/1/2021	1,200	—	—	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	10,923	10,155	10,933	4.5%
Rockdale Blackhawk, LLC (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	1,849	924	924	0.4%
Rockdale Blackhawk, LLC (Capex) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	565	565	565	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	12.00% PIK		8/29/2019	1,124	1,125	464	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK		8/29/2019	407	402	365	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	17.00% PIK		3/31/2017	225	225	225	0.1%
SHI Holdings, Inc. (f) (g)	Healthcare & Pharmaceuticals	L+9.25%	10.01%		7/10/2019	2,625	2,592	2,625	1.1%
SHI Holdings, Inc. (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+9.25%	10.01%		7/10/2019	1,773	1,188	1,203	0.5%
Shields Land Company of Georgia, LLC (l)	Banking, Finance, Insurance & Real Estate	L+9.50%	10.15%		12/28/2017	2,450	2,425	2,445	1.0%
Solaray, LLC	Consumer Goods: Non Durable	L+6.50%	7.50%		9/9/2023	3,297	3,265	3,280	1.4%
Solaray, LLC (Delayed Draw) (e) (k)	Consumer Goods: Non Durable	L+6.50%	7.50%		9/9/2023	703	—	—	0.0%
SNI Companies (o)	Services: Business	L+8.00%	9.00%		12/31/2018	5,357	5,299	5,378	2.2%
SNI Companies (Revolver) (e)	Services: Business	L+8.00%	9.00%		12/31/2018	1,250	313	313	0.1%
Summit Container Corporation (f) (g)	Containers, Packaging & Glass	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019	3,624	3,582	3,550	1.5%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	8.76%		4/29/2021	3,130	3,068	3,148	1.3%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	8.76%		4/29/2021	523	513	526	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (k)	Environmental Industries	L+8.00%	8.76%		4/29/2018	1,342	—	—	0.0%
Synergy Environmental Corporation (Revolver) (e)	Environmental Industries	L+8.00%	8.76%		4/29/2021	671	94	94	0.0%
Tectum Holdings, Inc.	Automotive	L+4.75%	5.75%		8/24/2023	1,995	1,976	2,025	0.8%
The Worth Collection, Ltd. (f)	Retail	L+8.50%	9.26%		9/29/2021	11,000	10,789	11,132	4.6%
TPP Operating, Inc. (p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	9,370	9,330	1,799	0.7%
TPP Operating, Inc. (p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	4,344	4,344	4,344	1.8%
TPP Operating, Inc. (p)	Retail	L+9.61%	11.11	%(i)	11/8/2018	2,756	2,756	2,756	1.1%
TRG, LLC	Hotels, Gaming & Leisure	L+13.80%	8.12% Cash/ 6.30% PIK	(q)	3/31/2021	11,876	11,837	11,960	5.0%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.12%		3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx) (e)	Hotels, Gaming & Leisure	L+9.50%	8.12% Cash/ 2.00% PIK		3/31/2021	1,609	943	946	0.4%
Vacation Innovations, LLC (r)	Hotels, Gaming & Leisure	L+9.40%	7.76% Cash/ 2.42% PIK	(s)	8/20/2020	10,553	10,382	10,848	4.5%
Vacation Innovations, LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	342	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Vacation Innovations, LLC (Delayed Draw) (e) (k)	Hotels, Gaming & Leisure	L+8.50%	7.76% Cash/ 1.50% PIK	8/20/2020	2,037	$—	$—	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.00%	9/30/2019	5,677	5,625	5,581	2.3%
Yandy Holding, LLC (Revolver) (e)	Retail	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
Total Senior Secured Loans					322,496	280,324	275,253	114.3%
Unitranche Loans
Collaborative Neuroscience Network, LLC (t)	Healthcare & Pharmaceuticals	L+11.50%	13.00%	12/27/2017	6,120	6,059	5,814	2.4%
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	n/a	12.00% Cash/ 3.00% PIK	12/27/2017	286	286	286	0.1%
Fabco Automotive Corporation	Automotive	L+11.25%	8.00% Cash/ 4.25% PIK	4/3/2019	8,587	8,553	3,491	1.4%
Gracelock Industries, LLC	Wholesale	L+13.74%	11.00% Cash/ 4.24% PIK (u)	5/7/2019	4,888	4,816	4,500	1.9%
Incipio Technologies, Inc. (v)	Consumer Goods: Non-Durable	L+6.00%	7.00%	12/26/2019	14,291	14,045	14,219	5.9%
MooreCo, Inc.	Consumer Goods: Durable	L+14.50%	13.50% Cash/ 2.50% PIK	12/27/2017	3,620	3,600	3,620	1.5%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	6,500	6,432	6,520	2.7%
Output Services Group, Inc.	Services: Business	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	8,296	8,189	8,391	3.5%
Playtime, LLC	Hotels, Gaming & Leisure	L+8.50%	9.00% Cash/ 1.00% PIK	12/31/2021	5,405	5,381	4,797	2.0%
Total Unitranche Loans					57,993	57,361	51,638	21.4%

Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.00%	8/2/2022	5,000	4,933	5,040	2.1%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.00%	10.25%	5/8/2019	8,594	8,215	8,547	3.5%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.75%	7/3/2021	5,792	5,792	4,335	1.8%
Education Corporation of America	Services: Consumer	L+11.00%	12.00%	12/31/2018	4,167	4,099	4,167	1.7%
Hyland Software Inc.	High Tech Industries	L+7.25%	8.25%	7/1/2023	5,000	4,832	5,100	2.1%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.50%	12/19/2021	4,500	4,400	4,371	1.8%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.50%	7/8/2022	5,590	5,475	5,590	2.3%
Mud Pie, LLC	Consumer Goods: Non-Durable	n/a	10.00% Cash/ 1.50% PIK	11/4/2020	5,221	5,145	5,325	2.2%
New NSI Holdings, Inc.	Chemicals, Plastics & Rubber	L+8.25%	9.25%	7/28/2022	4,000	3,949	4,040	1.7%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%	7/1/2020	3,000	3,000	3,021	1.3%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	5/1/2020	1,938	1,938	—	0.0%
Sterling Merger Sub Corp.	Services: Business	L+7.75%	8.75%	6/19/2023	5,000	4,958	4,892	2.0%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.25%	5/29/2022	5,000	4,938	4,938	2.1%
Total Junior Secured Loans					62,802	61,674	59,366	24.6%

Equity Securities
AdTheorent, Inc. (128,866 Units) (w)	Media: Advertising, Printing & Publishing	—	— (x)	—	—	129	129	0.1%
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	—	— (x)	10/9/2024	—	—	1,315	0.6%
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity) (w)	Hotels, Gaming & Leisure	—	— (x)	12/21/2023	—	—	201	0.1%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units) (w)	Healthcare & Pharmaceuticals	—	— (x)	12/27/2022	—	—	—	0.0%
Cyalume Technologies Holdings, Inc. – Series D Preferred Stock (3.06 shares) (w)	Aerospace & Defense	—	— (x)	—	—	—	697	0.3%
Education Corporation of America – Series G Preferred Stock (8,333 shares) (w)	Services: Consumer	n/a	12.00%	—	—	8,125	8,121	3.4%
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity) (w)	Automotive	—	— (x)	—	—	—	—	0.0%
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (l) (w)	Media: Advertising, Printing & Publishing	—	— (x)	9/18/2025	—	—	49	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
O’Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (w)	Metals & Mining	—	—	(x)	5/13/2024	—	$—	$—	0.0%
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock) (w)	Services: Business	—	—	(x)	12/17/2022	—	—	797	0.3%
Playtime, LLC – Preferred Units (8,665 units) (w)	Hotels, Gaming & Leisure	—	—	(x)	—	—	200	—	0.0%
Rockdale Blackhawk, LLC – LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	—	—		—	—	1,093	14,655	6.1%
Rocket Dog Brands, LLC – Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	—	—	(x)	—	—	—	—	0.0%
Rocket Dog Brands, LLC – Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	—	15.00% PIK	(y)	—	—	967	—	0.0%
SHI Holdings, Inc. (24 shares of common stock) (g)	Healthcare & Pharmaceuticals	—	—	(x)	—	—	27	469	0.2%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	—	—	(x)	1/6/2024	—	—	113	0.0%
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units) (w)	Retail	—	—		—	—	86	117	0.0%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units) (w)	Retail	—	—		—	—	1	—	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (p)	Retail	—	—	(x)	—	—	—	—	0.0%
TPP Operating, Inc. (40 shares of common stock) (p)	Retail	—	—	(x)	—	—	3,255	—	0.0%
Total Equity Securities							13,883	26,663	11.1%
TOTAL INVESTMENTS							$413,242	$412,920	171.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All investments are non-controlled/non-affiliate company investments, unless otherwise noted. All of our investments are issued by U.S. portfolio companies except for InMobi Pte, Ltd. which is an international company headquartered in California.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d)	Percentages are based on net assets of $240,850 as of December 31, 2016.

(e)	All or a portion of this commitment was unfunded at December 31, 2016. As such, interest is earned only on the funded portion of this commitment.

(f)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(h)	This is a demand note with no stated maturity.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

(i)	This position was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(j)	A portion of this loan (principal of $2,271) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(l)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, non-qualifying assets totaled 2.20% of the Company’s total assets.

(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(n)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(o)	A portion of this loan (principal of $3,435) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(p)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility in which the Company syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2017, MRCC SBIC had $50,000 in leverageable capital and $60,000 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, and MC Forest Park Lender, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,539 and $6,192 as of March 31, 2017 and December 31, 2016, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2017 and 2016 totaled $690 and $1,146, respectively. For the three months ended March 31, 2017 and 2016, interest income included $388 and $365 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2017 and 2016, interest income included $652 and $377 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2017 and 2016, interest income included $613 and $370 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. We generally reverse accrued interest when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $11,507 and $10,394 at March 31, 2017 and December 31, 2016, respectively.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2017 and December 31, 2016, the Company had unamortized deferred financing costs of $4,268 and $3,945, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2017 and 2016 was $231 and $182, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of March 31, 2017 and December 31, 2016, other assets on the consolidated statements of assets and liabilities included $268 and $281, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2017 and 2016, zero and $87, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2017. The 2013 through 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2017		December 31, 2016
Amortized Cost:
Senior secured loans	$307,532	72.9%	$280,324	67.8%
Unitranche loans	56,300	13.3	57,361	13.9
Junior secured loans	44,387	10.5	61,674	14.9
Equity securities	13,883	3.3	13,883	3.4
Total	$422,102	100.0%	$413,242	100.0%

	March 31, 2017		December 31, 2016
Fair Value:
Senior secured loans	$300,223	71.8%	$275,253	66.7%
Unitranche loans	50,465	12.1	51,638	12.5
Junior secured loans	42,260	10.1	59,366	14.4
Equity securities	25,201	6.0	26,663	6.4
Total	$418,149	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2017		December 31, 2016
Amortized Cost:
International	$6,667	1.6%	$6,667	1.6%
Midwest	65,248	15.5	59,710	14.5
Northeast	104,514	24.7	105,482	25.5
South	2,431	0.6	2,425	0.6
Southeast	66,123	15.7	60,719	14.7
Southwest	51,139	12.1	50,562	12.2
West	125,980	29.8	127,677	30.9
Total	$422,102	100.0%	$413,242	100.0%

	March 31, 2017		December 31, 2016
Fair Value:
International	$6,667	1.6%	$6,636	1.6%
Midwest	65,900	15.7	60,579	14.7
Northeast	107,409	25.7	108,188	26.2
South	2,460	0.6	2,445	0.6
Southeast	66,903	16.0	61,128	14.8
Southwest	51,685	12.4	54,263	13.1
West	117,125	28.0	119,681	29.0
Total	$418,149	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2017		December 31, 2016
Amortized Cost:
Aerospace & Defense	$9,760	2.3%	$9,524	2.3%
Automotive	10,596	2.5	12,496	3.0
Banking, Finance, Insurance & Real Estate	52,397	12.4	34,912	8.4
Beverage, Food & Tobacco	18,021	4.3	18,068	4.4
Chemicals, Plastics & Rubber	—	—	3,949	1.0
Construction & Building	18,356	4.4	18,282	4.4
Consumer Goods: Durable	3,565	0.8	3,600	0.9
Consumer Goods: Non-Durable	24,783	5.9	35,567	8.6
Containers, Packaging & Glass	3,556	0.8	3,582	0.9
Energy: Oil & Gas	7,651	1.8	7,819	1.9
Environmental Industries	3,605	0.9	3,675	0.9
Healthcare & Pharmaceuticals	42,703	10.1	41,584	10.1
High Tech Industries	15,999	3.8	19,746	4.8
Hotels, Gaming & Leisure	38,457	9.1	37,860	9.2
Media: Advertising, Printing & Publishing	11,932	2.8	11,781	2.8
Media: Broadcasting & Subscription	17,373	4.1	17,527	4.2
Media: Diversified & Production	4,940	1.2	4,938	1.2
Metals & Mining	5,225	1.2	5,219	1.3
Retail	51,130	12.1	48,488	11.7
Services: Business	37,154	8.8	38,806	9.4
Services: Consumer	21,012	5.0	24,608	5.9
Telecommunications	3,434	0.8	3,431	0.8
Utilities: Electric	2,840	0.7	2,964	0.7
Wholesale	17,613	4.2	4,816	1.2
Total	$422,102	100.0%	$413,242	100.0%

	March 31, 2017		December 31, 2016
Fair Value:
Aerospace & Defense	$10,784	2.6%	$10,601	2.6%
Automotive	5,086	1.2	7,514	1.8
Banking, Finance, Insurance & Real Estate	54,797	13.1	37,130	9.0
Beverage, Food & Tobacco	17,518	4.2	16,794	4.1
Chemicals, Plastics & Rubber	—	—	4,040	1.0
Construction & Building	18,646	4.5	18,602	4.5
Consumer Goods: Durable	3,579	0.8	3,620	0.9
Consumer Goods: Non-Durable	20,159	4.8	32,000	7.7
Containers, Packaging & Glass	3,440	0.8	3,663	0.9
Energy: Oil & Gas	7,642	1.8	7,803	1.9
Environmental Industries	3,721	0.9	3,768	0.9
Healthcare & Pharmaceuticals	56,360	13.5	56,435	13.7
High Tech Industries	14,848	3.5	18,899	4.6
Hotels, Gaming & Leisure	38,570	9.2	38,010	9.2
Media: Advertising, Printing & Publishing	12,086	2.9	11,742	2.8
Media: Broadcasting & Subscription	17,961	4.3	18,046	4.4
Media: Diversified & Production	4,937	1.2	4,938	1.2
Metals & Mining	5,363	1.3	5,268	1.3
Retail	38,782	9.3	38,147	9.2
Services: Business	38,719	9.3	40,164	9.7
Services: Consumer	21,163	5.1	24,807	6.0
Telecommunications	3,498	0.8	3,430	0.8
Utilities: Electric	2,872	0.7	2,999	0.7
Wholesale	17,618	4.2	4,500	1.1
Total	$418,149	100.0%	$412,920	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments as of March 31, 2017 and December 31, 2016 were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company considers generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of March 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$300,223	$300,223
Unitranche loans	—	—	50,465	50,465
Junior secured loans	—	—	42,260	42,260
Equity securities	—	—	25,201	25,201
Total Investments	$—	$—	$418,149	$418,149

Secured borrowings	$—	$—	$1,315	$1,315

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 6.15% to 17.00% at March 31, 2017 and 5.75% to 17.00% at December 31, 2016. The maturity dates on the loans outstanding at March 31, 2017 range between April 2017 and September 2023.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three months ended March 31, 2017 and 2016:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314
Net change in unrealized appreciation (depreciation) on investments	(2,241)	(110)	182	(1,462)	(3,631)	—
Net realized gain (loss) on investments	41	—	—	126	167	—
Purchases of investments and other adjustments to cost (1)	42,156	232	149	—	42,537	—
Proceeds from principal payments and sales on investments (2)	(14,986)	(1,295)	(17,437)	(126)	(33,844)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	1
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Balance as of March 31, 2017	$300,223	$50,465	$42,260	$25,201	$418,149	$1,315

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications	6,525	(6,525)	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	989	(339)	(1,219)	2,111	1,542	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost (1)	18,271	1,114	7,666	—	27,051	—
Proceeds from principal payments and sales on investments (2)	(14,076)	(6,780)	(5,360)	(587)	(26,803)	—
Net change in unrealized appreciation (depreciation) on secured borrowings	—	—	—	—	—	(28)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(200)
Balance as of March 31, 2016	$202,268	$55,560	$64,475	$21,165	$343,468	$2,248

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represent net proceeds from investments sold and principal paydowns received.

 The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2017 and 2016, attributable to Level 3 investments still held at March 31, 2017 and 2016, was ($2,727) and $2,067, respectively. The total change in unrealized (appreciation) depreciation included in the consolidated statements of operations within net change in unrealized (appreciation) depreciation on secured borrowings for the three months ended March 31, 2017 and 2016, attributable to Level 3 investments still held at March 31, 2017 and 2016, was ($1) and $28, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2017 and 2016.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2017 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$233,123		Discounted cash flow	EBITDA multiples	7.1	x	3.0	x	13.0	x
				Market yields	11.6%		7.0%		23.5%
Senior secured loans	14,290		Waterfall	Delinquency ratio	0.0%		0.0%		0.0%
Senior secured loans	10,570		Enterprise value	Revenue multiples	0.3	x	0.3	x	0.6	x
Senior secured loans	6,623		Discounted cash flow	Revenue multiples	2.9	x	2.5	x	3.3	x
				Market yields	14.7%		13.5%		16.0%
Senior secured loans	4,033		Enterprise value	EBITDA multiples	5.5	x	5.0	x	6.0	x
Unitranche loans	43,478		Discounted cash flow	EBITDA multiples	6.1	x	4.5	x	8.0	x
				Market yields	13.7%		10.5%		20.5%
Unitranche loans	3,121		Combination of discounted cash flow and enterprise value	Revenue multiples	0.5	x	0.5	x	0.6	x
				Market yields	31.7%		28.4%		34.9%
Unitranche loans	288		Enterprise value	EBITDA multiples	5.0	x	4.5	x	5.5	x
Junior secured loans	5,675		Discounted cash flow	EBITDA multiples	9.1	x	3.5	x	10.3	x
				Market yields	11.2%		10.4%		13.5%
Equity securities	17,074		Enterprise value	EBITDA multiples	6.4	x	4.8	x	11.8	x
Equity securities	8,083		Discounted cash flow	EBITDA multiples	3.8	x	3.5	x	4.0	x
				Market yields	18.0%		17.0%		19.0%
Equity securities	44		Enterprise value	Revenue multiples	3.0	x	2.8	x	3.3	x
Total Level 3 Assets	$346,402	(1)

Liabilities:
Secured Borrowings	$1,315		Discounted cash flow	Market yields	7.7%		7.1%		8.2%

(1)	Excludes loans of $63,132 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required. Also excludes loans of $8,615 at fair value which were fully repaid subsequent to March 31, 2017 where valuation represents the repayment price.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2016 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$214,267		Discounted cash flow	EBITDA multiples	7.0	x	3.2	x	13.3	x
				Market yields	11.7%		7.0%		22.0%
Senior secured loans	1,054		Enterprise value	Revenue multiples	0.6	x	0.5	x	0.6	x
Senior secured loans	12,727		Enterprise value	EBITDA multiples	4.1	x	3.3	x	5.5	x
Unitranche loans	47,861		Discounted cash flow	EBITDA multiples	6.1	x	4.8	x	8.0	x
				Market yields	13.4%		9.5%		22.1%
Unitranche loans	3,491		Combination of discounted cash flow and enterprise value	Revenue multiples	0.5	x	0.5	x	0.6	x
				Market yields	29.2%		29.2%		29.2%
Unitranche loans	286		Enterprise value	EBITDA multiples	6.0	x	5.5	x	6.5	x
Junior secured loans	18,572		Discounted cash flow	EBITDA multiples	7.5	x	3.5	x	9.5	x
				Market yields	11.5%		7.0%		13.5%
Junior secured loans	—		Enterprise value	Revenue multiples	0.6	x	0.5	x	0.6	x
Equity securities	8,121		Discounted cash flow	EBITDA multiples	3.8	x	3.5	x	4.0	x
				Market yields	17.0%		16.0%		18.0%
Equity securities	18,164		Enterprise value	EBITDA multiples	4.6	x	3.3	x	13.3	x
Equity securities	249		Enterprise value	Revenue multiples	0.8	x	0.1	x	3.8	x
Total Level 3 Assets	$324,792	(1)

Liabilities:
Secured Borrowings	$1,314		Discounted cash flow	Market yields	7.7%		7.1%		8.2%

(1)	Excludes loans of $88,128 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable inputs used in the yield approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $60,000 and $51,500, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2017 and 2016 were as follows:

Portfolio Company	Fair value at December 31, 2016	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at March 31, 2017
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$13,950	$—	$55	$—	$16	$—	$59	$14,080
Rockdale Blackhawk, LLC	27,077	925	(16)	—	47	—	(1,348)	26,685
Rocket Dog Brands, LLC	1,054	—	—	130	1	—	(662)	523
SHI Holdings, Inc.	4,297	205	—	—	5		(16)	4,491
Summit Container Corporation	3,663	—	(51)	19	6	—	(197)	3,440
Total non-controlled affiliate company investments	$50,041	$1,130	$(12)	$149	$75	$—	$(2,164)	$49,219
Controlled affiliate company investments (1) :
TPP Acquisition, Inc. (2)	$—	$—	$—	$—	$—	$—	$—	$—
TPP Operating, Inc. (2)	8,899	2,807	—	—	—	—	(1,659)	10,047
Total controlled affiliate company investments	$8,899	$2,807	$—	$—	$—	$—	$(1,659)	$10,047

Portfolio Company	Fair value at December 31, 2015	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at March 31, 2016
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$11,692	$488	$—	$46	$14	$—	$506	$12,746
Rockdale Blackhawk, LLC	21,903	—	(1,099)	—	45	—	1,662	22,511
Rocket Dog Brands, LLC	1,752	194	—	89	—	—	(536)	1,499
Summit Container Corporation	3,400	137	(51)	10	6	—	196	3,698
Total non-controlled affiliate company investments	$38,747	$819	$(1,150)	$145	$65	$—	$1,828	$40,454
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,525	$340	$—	$—	$—	$—	$573	$7,438
Total controlled affiliate company investments	$6,525	$340	$—	$—	$—	$—	$573	$7,438

	For the three months ended March 31,
	2017			2016
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments (1)
American Community Homes, Inc.	$365	$—	$—	$344	$—	$—
Rockdale Blackhawk, LLC	436	—	—	471	1,612	—
Rocket Dog Brands, LLC	129	—	—	114	—	—
SHI Holdings, Inc.	103	—	—	—	—	—
Summit Container Corporation	163	—	—	144	—	—
Total non-controlled affiliate company investments	$1,196	$—	$—	$1,073	$1,612	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$—	$—	$—	$—	$—	$—
TPP Operating, Inc.	177	—	—	—	—	—
Total controlled affiliate company investments	$177	$—	$—	$—	$—	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

(2)	On September 2, 2016 TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court and the sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company owns 40% of the equity interests in both the former operating company, TPP Acquisition, Inc. (which is in wind-down) and the new operating company, TPP Operating, Inc. During the bankruptcy period, the Company and the other existing lenders provided additional financing through a debtor-in-possession financing (“DIP”) facility. Upon the purchase of TPP Acquisition, Inc.’s assets, TPP Operating, Inc. entered into a new credit facility with the existing lenders, including the Company. The principal amount of the new facility with TPP Operating, Inc. represented the amount owed to the lenders under the pre-petition facilities plus the amount funded under the DIP facility, less the amount of the credit bid. The cost basis of the Company’s equity investment in TPP Operating, Inc. represents the credit bid and equates to the reduction of principal outstanding on the debt facilities when the new facility was issued to TPP Operating, Inc. As of March 31, 2017, the Company valued its positions in TPP Operating, Inc. utilizing an enterprise value waterfall model. The key inputs to the model were an estimated 2017 revenue forecast and revenue multiple developed using comparable public and private company data.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three months ended March 31, 2017 and 2016 were $1,805 and $1,500, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of preincentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which preincentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of preincentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Incentive fees, for the three months ended March 31, 2017 and 2016 were $1,290 and $1,740, respectively. Incentive fees for the three months ended March 31, 2017 consisted of part one incentive fees (based on net investment income) of $1,465 and part two incentive fees (based upon net realized and unrealized gains and losses) of ($175). Part two incentive fees reduced total incentive fees for the three months ended March 31, 2017 primarily as a result of net unrealized losses during the period. Incentive fees for the three months ended March 31, 2016 consisted of part one incentive fees (based on net investment income) of $1,505 and part two incentive fees (based upon net realized and unrealized gains and losses) of $235. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized appreciation (depreciation).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2017 and 2016, the Company incurred $830 and $699, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $330 and $328, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2017 and December 31, 2016, $330 and $330, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2017 and December 31, 2016, the Company had accounts payable to members of the Board of $37 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of March 31, 2017 and December 31, 2016, the Company had $136,000 and $129,000 outstanding, respectively, under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of March 31, 2017 the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth (excluding investments in MRCC SBIC) exceeds $225,000 or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of March 31, 2017 and December 31, 2016, the outstanding borrowings were accruing at a weighted average interest rate of 3.9% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2017 and 2016 was 4.1% and 3.5%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three months ended March 31, 2017 and 2016 was 0.5% and 0.5%, respectively.

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

As of March 31, 2017, MRCC SBIC had $50,000 in leverageable capital and $60,000 in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41,000 in leverageable capital and $51,500 in SBA-guaranteed debentures outstanding. In order to gain access to the entirety of the $55,000 in remaining available debentures, the Company would be required to contribute to MRCC SBIC an additional $7,624 in leverageable capital. The Company made the additional contribution of $7,624 in leverageable capital to MRCC SBIC subsequent to March 31, 2017.

As of March 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
Total		$60,000

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of March 31, 2017, secured borrowings at fair value totaled $1,315 and the fair value of the loans that are associated with these secured borrowings was $5,854. As of December 31, 2016, secured borrowings at fair value totaled $1,314 and the fair value of the loans that are associated with these secured borrowings was $5,814. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, repayments on secured borrowings totaled zero and $200, respectively. The weighted average interest rate on the Company’s secured borrowings was approximately 6.5% and 6.3% as of March 31, 2017 and December 31, 2016, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended March 31,
	2017	2016
Interest expense – revolving credit facility	$1,345	$1,128
Interest expense – SBA debentures	406	326
Amortization of deferred financing costs	231	182
Interest expense – secured borrowings	21	37
Other	7	18
Total interest and other debt financing expenses	$2,010	$1,691

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
Total distributions declared			$0.35	$5,549	16,217	$254	—	$—

Three months ended March 31, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
Total distributions declared			$0.35	$4,553	—	$—	20,144	$277

Note 9. Stock Activity

Stock Issuances: On July 1, 2016, the Company amended the ATM securities offering program with MLV & Co, LLC (“MLV”) and JMP Securities LLC to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the three months ended March 31, 2017, the Company sold 113,600 shares at an average price of $15.70 per share for gross proceeds of $1,784 under the ATM program. Aggregate underwriters’ discounts and commissions were $27 and offering costs were $21, resulting in net proceeds of approximately $1,736. There were no stock issuances during the three months ended March 31, 2016.

Note 10. Commitments and Contingencies

Commitments: As of March 31, 2017 and December 31, 2016, the Company had $34,961 and $37,716, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Per share data:
Net asset value at beginning of period	$14.52	$14.19
Net investment income (1)	0.36	0.44
Net gain (loss) on investments and secured borrowings (1)	(0.21)	0.17
Net increase in net assets from operations (1)	0.15	0.61
Stockholder distributions (2)	(0.35)	(0.35)
Effect of share issuances above (below) NAV (3)	0.02	—
Net asset value at end of period	$14.34	$14.45

Net assets at end of period	$239,606	$187,926
Shares outstanding at end of period	16,711,686	13,008,007
Per share market value at end of period	$15.73	$13.85
Total return based on market value (4)	4.56%	8.50%
Total return based on average net asset value (5)	1.07%	4.27%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	11.83%	15.32%
Ratio of total expenses to average net assets (6) (7)	8.44%	9.60%
Average debt outstanding	$180,578	$162,085
Average debt outstanding per share	$10.88	$12.46
Portfolio turnover (8)	8.14%	7.69%

(1)	Calculated using the weighted average shares outstanding during the period.

(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2017 and 2016, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.

(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.

(7)	The following is a schedule of supplemental ratios for the three months ended March 31, 2017 and 2016. These ratios have been annualized unless otherwise noted.

	March 31, 2017	March 31, 2016
Ratio of interest and other debt financing expenses to average net assets	3.39%	3.65%
Ratio of expenses (without incentive fees) to average net assets	7.90%	8.67%
Ratio of incentive fees, to average net assets (not annualized)	0.54%	0.93%

(8)	Ratios are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2017. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2017, our portfolio included approximately 71.8% senior secured debt, 12.1% unitranche secured debt, 10.1% junior secured debt and 6.0% equity securities, compared to December 31, 2016, when our portfolio included approximately 66.7% senior secured debt, 12.5% unitranche secured debt, 14.4% junior secured debt and 6.4% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2017, MRCC SBIC had $50.0 million in leverageable capital and $60.0 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended March 31, 2017, we invested $27.3 million in two new portfolio companies and $14.2 million in 14 existing portfolio companies and had $33.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $7.7 million for the period.

During the three months ended March 31, 2016, we invested $4.9 million in one new portfolio company and $21.4 million in 13 existing portfolio companies and had $26.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $0.5 million for the period.

The following tables show the composition of the investment portfolio (in thousands) and associated yield data:

	March 31, 2017
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	$300,223	71.8%	9.4%	9.4%
Unitranche loans	50,465	12.1	11.0	11.5
Junior secured loans	42,260	10.1	9.5	9.5
Equity securities	25,201	6.0	10.8	10.8
Total	$418,149	100.0%	9.6%	9.7%

	December 31, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (1)
Senior secured loans	$275,253	66.7%	9.2%	9.2%
Unitranche loans	51,638	12.5	10.9	11.4
Junior secured loans	59,366	14.4	9.7	9.7
Equity securities	26,663	6.4	10.8	10.8
Total	$412,920	100.0%	9.5%	9.6%

(1)	The weighted average contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investment and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The portfolio weighted average contractual coupon yield and weighted average effective yield increased slightly during the three months ended March 31, 2017 and the portfolio mix continued to shift toward senior secured loans.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$10,784	2.6%	$10,601	2.6%
Automotive	5,086	1.2	7,514	1.8
Banking, Finance, Insurance & Real Estate	54,797	13.1	37,130	9.0
Beverage, Food & Tobacco	17,518	4.2	16,794	4.1
Chemicals, Plastics & Rubber	—	—	4,040	1.0
Construction & Building	18,646	4.5	18,602	4.5
Consumer Goods: Durable	3,579	0.8	3,620	0.9
Consumer Goods: Non-Durable	20,159	4.8	32,000	7.7
Containers, Packaging & Glass	3,440	0.8	3,663	0.9
Energy: Oil & Gas	7,642	1.8	7,803	1.9
Environmental Industries	3,721	0.9	3,768	0.9
Healthcare & Pharmaceuticals	56,360	13.5	56,435	13.7
High Tech Industries	14,848	3.5	18,899	4.6
Hotels, Gaming & Leisure	38,570	9.2	38,010	9.2
Media: Advertising, Printing & Publishing	12,086	2.9	11,742	2.8
Media: Broadcasting & Subscription	17,961	4.3	18,046	4.4
Media: Diversified & Production	4,937	1.2	4,938	1.2
Metals & Mining	5,363	1.3	5,268	1.3
Retail	38,782	9.3	38,147	9.2
Services: Business	38,719	9.3	40,164	9.7
Services: Consumer	21,163	5.1	24,807	6.0
Telecommunications	3,498	0.8	3,430	0.8
Utilities: Electric	2,872	0.7	2,999	0.7
Wholesale	17,618	4.2	4,500	1.1
Total	$418,149	100.0%	$412,920	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	350,450	83.8
3	52,548	12.6
4	15,151	3.6
5	—	—
Total	$418,149	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	360,338	87.3
3	40,192	9.7
4	12,390	3.0
5	—	—
Total	$412,920	100.0%

Results of Operations

Operating results were as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Total investment income	$12,006	$11,539
Total expenses	5,972	5,752
Net investment income	6,034	5,787
Net realized gain (loss) on investments	167	587
Net change in unrealized appreciation (depreciation) on investments	(3,631)	1,542
Net change in unrealized (appreciation) depreciation on secured borrowings	(1)	28
Net increase (decrease) in net assets resulting from operations	$2,569	$7,944

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Interest income	$10,388	$8,604
Dividend income	250	1,862
Fee income	328	331
Prepayment gain (loss)	652	377
Accretion of discounts and amortization of premium	388	365
Total investment income	$12,006	$11,539

 The increase in investment income of $0.5 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is primarily due to increases in average outstanding loan balances and an increase in prepayment activity, partially offset by decreases in dividend income. The decrease in dividend income during the three months ended March 31, 2017, as compared to the prior year period, is driven by a $1.6 million decrease in dividend income from our investment in Rockdale Blackhawk, LLC (“Rockdale”). While we believe it is more likely than not that we will receive future equity distributions from this investment in Rockdale, the timing and amount of these distributions are not within our control and are difficult to predict and may fluctuate significantly from period to period.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Interest and other debt financing expenses	$2,010	$1,691
Base management fees	1,805	1,500
Incentive fees	1,290	1,740
Professional fees	291	207
Administrative service fees	330	328
General and administrative expenses	209	164
Excise taxes	—	87
Directors fees	37	35
Total operating expenses	$5,972	$5,752

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Interest expense – revolving credit facility	$1,345	$1,128
Interest expense – SBA debentures	406	326
Amortization of deferred financing costs	231	182
Interest expense – secured borrowings	21	37
Other	7	18
Total interest and other debt financing expenses	$2,010	$1,691

The increase in expenses of $0.2 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio. These increases were partially offset by a decline in part two incentive fees (based on net realized and unrealized gains and losses) during the three months ended March 31, 2017.

Net Realized Gain (Loss) on Investments

During the three months ended March 31, 2017 and 2016, we had sales of investments of $2.1 million and $0.6 million resulting in $0.2 million and $0.6 million of net realized gains (losses), respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowings

For the three months ended March 31, 2017 and 2016, our investments had ($3.6) million and $1.5 million of net change in unrealized appreciation (depreciation), respectively. For the three months ended March 31, 2017 and 2016, our secured borrowings had ($1) thousand and $28 thousand of net change in unrealized (appreciation) depreciation, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017 and 2016, the net increase in net assets from operations was $2.6 million and $7.9 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.15 and $0.61, respectively. The $5.3 million decrease during the three months ended March 31, 2017, as compared to three months ended March 31, 2016, is primarily the result of net unrealized mark-to-market losses on investments in the portfolio during the three months ended March 31, 2017 as compared to net unrealized mark-to-market gains on investments in the portfolio during the three months ended March 31, 2016. This decline was partially offset by an increase in net investment income.

Liquidity and Capital Resources

As of March 31, 2017, we had $5.5 million in cash, $10.6 million in cash at MRCC SBIC, $136.0 million of total debt outstanding on our revolving credit facility and $60.0 million in outstanding SBA-guaranteed debentures. We had $64.0 million available for additional borrowings on our revolving credit facility and $55.0 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the three months ended March 31, 2017 and 2016, we experienced a net increase in cash and restricted cash of $7.7 million and $6.6 million, respectively. For the three months ended March 31, 2017, operating activities used $3.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. For the three months ended March 31, 2016, operating activities provided $0.4 million, primarily as a result of net income from operations, partially offset by net cash outflows for the settlement of open trades. During the three months ended March 31, 2017, we generated $11.1 million from financing activities primarily as a result of net borrowings on our revolving credit facility and SBA debentures, partially offset by distributions to stockholders. During the three months ended March 31, 2016, we generated $6.2 from financing activities primarily net borrowings on our revolving credit facility, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On July 14, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of March 31, 2017 and December 31, 2016, we had 16,711,686 and 16,581,869 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On July 1, 2016, we amended the ATM securities offering program with MLV & Co, LLC (“MLV”) and JMP Securities LLC to replace MLV with FBR Capital Markets & Co., an affiliate of MLV. During the three months ended March 31, 2017, we sold 113,600 shares at an average price of $15.70 per share for gross proceeds of $1,784 under the ATM program. Aggregate underwriters’ discounts and commissions were $27 and offering costs were $21, resulting in net proceeds of approximately $1,736. There were no stock issuances during the three months ended March 31, 2016.

Borrowings

Revolving Credit Facility: As of March 31, 2017 and December 31, 2016, we had $136.0 million and $129.0 million outstanding, respectively, under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of March 31, 2017, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on our portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00%, with a further step-down to LIBOR plus 2.75% when net worth (excluding investments in MRCC SBIC) exceeds $225.0 million or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of March 31, 2017 and December 31, 2016, the outstanding borrowings were accruing at a weighted average interest rate of 3.9% and 3.8%, respectively. The weighted average interest rate of our revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2017 and 2016 was 4.1% and 3.5%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three months ended March 31, 2017 and 2016 was 0.5% and 0.5%, respectively.

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

As of March 31, 2017, MRCC SBIC had $50.0 million in leverageable capital and $60.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41.0 million in leverageable capital and $51.5 million in SBA-guaranteed debentures outstanding. In order to gain access to the entirety of the $55.0 million in remaining available debentures, we would be required to contribute to MRCC SBIC an additional $7.6 million in leverageable capital. We made the additional contribution of $7.6 million in leverageable capital to MRCC SBIC subsequent to March 31, 2017.

As of March 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
Total		$60,000

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of March 31, 2017, secured borrowings at fair value totaled $1.3 million and the fair value of the loans that are associated with these secured borrowings was $5.9 million. As of December 31, 2016, secured borrowings at fair value totaled $1.3 million and the fair value of the loans that are associated with these secured borrowings was $5.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, repayments on secured borrowings totaled zero and $0.2 million, respectively. The weighted average interest rate on our secured borrowings was approximately 6.5% and 6.3% as of March 31, 2017 and December 31, 2016, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2017 and 2016, totaled $5.8 million ($0.35 per share) and $4.6 million ($0.35 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2017 and 2016, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2017 and December 31, 2016, we had $35.0 million and $37.7 million in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

During the three months ended March 31, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations during the period. During the three months ended March 31, 2016, we accrued $0.2 million in capital gains incentive fees.

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

Assuming that the consolidated statement of financial condition as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(462)	$(343)	$(119)
Up 100 basis points	3,459	1,373	2,086
Up 200 basis points	7,274	2,746	4,528
Up 300 basis points	11,090	4,120	6,970

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2017	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: May 9, 2017	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

