Form 10-Q
period 2017-06-30
MONROE CAPITAL Corp
filed 2017-08-08
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 20,239,957 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$392,787	$353,980
Non-controlled affiliate company investments	43,290	50,041
Controlled affiliate company investments	9,472	8,899
Total investments, at fair value (amortized cost of: $456,772 and $413,242, respectively)	445,549	412,920
Cash	9,904	5,958
Restricted cash	5,344	2,373
Interest receivable	3,562	2,643
Other assets	653	651
Total assets	465,012	424,545

LIABILITIES
Debt:
Revolving credit facility	93,845	129,000
SBA debentures payable	85,600	51,500
Total debt	179,445	180,500
Less: Unamortized deferred financing costs	(4,641)	(3,945)
Total debt, less unamortized deferred financing costs	174,804	176,555
Secured borrowings, at fair value (proceeds of: $0 and $1,320, respectively)	-	1,314
Interest payable	870	735
Management fees payable	1,903	1,749
Incentive fees payable	1,210	1,222
Accounts payable and accrued expenses	1,917	2,120
Total liabilities	180,704	183,695
Net assets	$284,308	$240,850

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS

Common stock, $0.001 par value, 100,000 shares authorized, 20,240 and 16,582 shares issued and outstanding, respectively	$20	$17
Capital in excess of par value	286,269	233,526
Undistributed net investment income (accumulated distributions in excess of net investment income)	6,278	7,037
Accumulated net realized gain (loss) on investments and secured borrowings	2,981	587
Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(11,240)	(317)
Total net assets	$284,308	$240,850

Net asset value per share	$14.05	$14.52

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$10,053	$8,449	$20,108	$16,722
Non-controlled affiliate company investments	1,111	1,092	2,307	2,165
Controlled affiliate company investments	217	10	394	10
Total interest income	11,381	9,551	22,809	18,897
Dividend income:
Non-controlled/non-affiliate company investments	250	250	500	500
Non-controlled affiliate company investments	-	801	-	2,413
Total dividend income	250	1,051	500	2,913
Fee income:
Non-controlled/non-affiliate company investments	637	516	965	847
Total fee income	637	516	965	847
Total investment income	12,268	11,118	24,274	22,657

Operating expenses:
Interest and other debt financing expenses	2,184	1,773	4,194	3,464
Base management fees	1,903	1,504	3,708	3,004
Incentive fees	1,460	1,319	2,750	3,059
Professional fees	286	238	577	445
Administrative service fees	301	304	631	632
General and administrative expenses	259	182	468	346
Excise taxes	-	-	-	87
Directors' fees	37	39	74	74
Expenses before incentive fee waiver	6,430	5,359	12,402	11,111
Incentive fee waiver	(250)	-	(250)	-
Total expenses, net of incentive fee waiver	6,180	5,359	12,152	11,111
Net investment income	6,088	5,759	12,122	11,546

Net gain (loss) on investments, secured borrowings and foreign currency borrowings:
Net realized gain (loss):
Non-controlled/non-affiliate company investments	2,161	-	2,328	587
Secured borrowings	66	-	66	-
Net realized gain (loss)	2,227	-	2,394	587

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	497	(261)	689	(1,120)
Non-controlled affiliate company investments	(7,192)	1,368	(9,356)	3,196
Controlled affiliate company investments	(575)	(1,648)	(2,234)	(1,075)
Secured borrowings	(5)	59	(6)	87
Foreign currency borrowings	(16)	-	(16)	-
Net change in unrealized gain (loss)	(7,291)	(482)	(10,923)	1,088

Net gain (loss) on investments, secured borrowings and foreign currency borrowings	(5,064)	(482)	(8,529)	1,675

Net increase (decrease) in net assets resulting from operations	$1,024	$5,277	$3,593	$13,221

Per common share data:
Net investment income per share - basic and diluted	$0.35	$0.44	$0.71	$0.89
Net increase in net assets resulting from operations per share - basic and diluted	$0.06	$0.41	$0.21	$1.02
Weighted average common shares outstanding - basic and diluted	17,369	13,008	16,984	13,008

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in excess	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain (loss) on investments and	Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign
	Number of shares	Par value	of par value	investment income)	secured borrowings	currency borrowings	Total net assets
Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$-	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	-	-	-	11,546	587	1,088	13,221
Distributions to stockholders:
Distributions from net investment income	-	-	-	(9,106)	-	-	(9,106)
Balances at June 30, 2016	13,008	$13	$184,419	$4,132	$587	$(501)	$188,650

Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	-	-	-	12,122	2,394	(10,923)	3,593
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	-	-	-	52,221
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	34	-	525	(525)	-	-	-
Distributions from net investment income	-	-	-	(12,356)	-	-	(12,356)
Balances at June 30, 2017	20,240	$20	$286,269	$6,278	$2,981	$(11,240)	$284,308

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,593	$13,221
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	10,901	(1,001)
Net change in unrealized (gain) loss on secured borrowings	6	(87)
Net change in unrealized (gain) loss on foreign currency borrowings	16	-
Net realized (gain) loss on investments	(2,328)	(587)
Net realized (gain) loss on secured borrowings	(66)	-
Payment-in-kind interest income	(1,018)	(830)
Net accretion of discounts and amortization of premiums	(746)	(754)
Proceeds from principal payments and sales of investments	75,460	47,383
Purchases of investments	(114,898)	(45,928)
Amortization of deferred financing costs	486	381
Changes in operating assets and liabilities:
Interest receivable	(919)	(435)
Other assets	(2)	168
Payable for open trades	-	(5,297)
Interest payable	135	(43)
Management fees payable	154	1
Incentive fees payable	(12)	303
Accounts payable and accrued expenses	(203)	67
Directors’ fees payable	-	(74)
Net cash provided by (used in) operating activities	(29,441)	6,488

Cash flows from financing activities:
Borrowings on revolving credit facility	68,329	24,000
Repayments of revolving credit facility	(103,500)	(20,500)
SBA debentures borrowings	34,100	-
Payments of deferred financing costs	(1,182)	(849)
Repayments on secured borrowings	(1,254)	(277)
Proceeds from shares sold, net of offering and underwriting costs	52,221	-
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $525 and $0, respectively	(12,356)	(9,106)
Net cash provided by (used in) financing activities	36,358	(6,732)

Net increase (decrease) in Cash and Restricted Cash	6,917	(244)
Cash and Restricted Cash, beginning of period (1)	8,331	13,866
Cash and Restricted Cash, end of period (2)	$15,248	$13,622

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$3,473	$2,974
Cash paid for excise taxes during the period	$495	$167

(1)	Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016. Represents cash and restricted cash of $5,278 and $8,588, respectively, from the consolidated statement of assets and liabilities as of December 31, 2015.

(2)	Represents cash and restricted cash of $9,904 and $5,344, respectively, from the consolidated statement of assets and liabilities as of June 30, 2017. Represents cash and restricted cash of $5,483 and $8,139, respectively, from the consolidated statement of assets and liabilities as of June 30, 2016.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Senior Secured Loans
AdTheorent, Inc.	Media: Advertising, Printing & Publishing	L+8.50%	9.55%	12/22/2021		4,969	$4,877	$5,013	1.8%
AdTheorent, Inc. (Revolver) (e)	Media: Advertising, Printing & Publishing	L+8.50%	9.55%	12/22/2021		515	232	232	0.1%
All Holding Company, LLC (f)	Beverage, Food & Tobacco	L+7.00%	8.23%	11/15/2021		5,397	5,304	5,505	1.9%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019		7,667	7,570	7,743	2.7%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		4,314	4,266	4,357	1.5%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	n/a	(h)	530	522	530	0.2%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019		444	432	449	0.2%
American Community Homes, Inc. (g)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		223	217	225	0.1%
American Community Homes, Inc. (Delayed Draw)(e) (g) (l)	Banking, Finance, Insurance & Real Estate	L+8.00%	9.50%	7/22/2019		444	—	—	0.0%
American Community Homes, Inc. (Delayed Draw)(e) (g) (l)	Banking, Finance, Insurance & Real Estate	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		222	—	—	0.0%
Answers Finance, LLC	High Tech Industries	L+5.00%	6.23%	4/15/2021		254	252	250	0.1%
APCO Worldwide, Inc.	Services: Business	L+8.00%	9.23%	6/30/2022		5,000	4,900	4,900	1.7%
Bartlett Reserve Durham, LLC (j)	Banking, Finance, Insurance & Real Estate	L+9.00%	10.16%	6/1/2018		6,468	6,355	6,346	2.2%
BC Equity Ventures LLC	Hotels, Gaming & Leisure	L+6.50%	7.73%	8/31/2022		2,599	2,552	2,625	0.9%
BCC Software, LLC (f)	High Tech Industries	L+8.00%	9.23%	6/20/2019		3,163	3,129	3,163	1.1%
BCC Software, LLC (Revolver) (e)	High Tech Industries	L+8.00%	9.23%	6/20/2019		469	—	—	0.0%
Beaver-Visitec International Holdings, Inc.	Healthcare & Pharmaceuticals	L+5.00%	6.30%	8/19/2023		4,962	4,918	4,963	1.7%
Bluestem Brands, Inc.	Consumer Goods: Non-Durable	L+7.50%	8.73%	11/6/2020		2,678	2,659	1,905	0.7%
Cali Bamboo, LLC	Construction & Building	L+8.50%	9.73%	7/10/2020		5,346	5,283	5,346	1.9%
Cali Bamboo, LLC (Revolver) (e)	Construction & Building	L+8.50%	9.73%	7/10/2020		1,624	1,212	1,212	0.4%
California Pizza Kitchen, Inc.	Beverage, Food & Tobacco	L+6.00%	7.30%	8/23/2022		6,947	6,878	6,958	2.4%
Corbett Technology Solutions, Inc. (f)	High Tech Industries	L+7.00%	8.23%	11/7/2021		4,388	4,329	4,475	1.6%
Corbett Technology Solutions, Inc. (Revolver) (e)	High Tech Industries	L+7.00%	8.23%	11/7/2021		867	—	—	0.0%
Cornerstone Detention Products, Inc. (k)	Construction & Building	L+10.50%	10.73% Cash/ 1.00% PIK	4/8/2019		3,569	3,541	3,490	1.2%
Cornerstone Detention Products, Inc. (Revolver) (e)	Construction & Building	L+9.50%	10.73%	4/8/2019		400	—	—	0.0%
CRCI Holdings, Inc.	Utilities: Electric	L+5.50%	6.80%	8/31/2023		2,814	2,788	2,835	1.0%
Cyalume Technologies Holdings, Inc. (f)	Aerospace & Defense	L+9.00%	10.23%	5/18/2020		3,929	3,860	4,046	1.4%
Cyalume Technologies Holdings, Inc.	Aerospace & Defense	L+9.00%	10.23%	5/18/2020		350	350	361	0.1%
Cyalume Technologies Holdings, Inc. (Revolver)(e)	Aerospace & Defense	L+9.00%	10.23%	5/18/2020		1,528	—	—	0.0%
Destination Media, Inc. (f)	Media: Advertising, Printing & Publishing	L+6.50%	7.73%	4/7/2022		7,950	7,835	7,942	2.8%
Destination Media, Inc. (Revolver) (e)	Media: Advertising, Printing & Publishing	L+6.50%	7.73%	4/7/2022		542	—	—	0.0%
Diesel Direct Holdings, Inc. (f)	Energy: Oil & Gas	L+7.00%	8.23%	2/17/2020		5,087	5,087	5,138	1.8%
EB Employee Solutions, LLC (f)	Services: Business	L+8.50%	10.00%	2/28/2019		3,244	3,208	3,138	1.1%
Echelon Funding I, LLC (Delayed Draw) (e) (j) (l)	Banking, Finance, Insurance & Real Estate	L+10.25%	11.30%	2/24/2021		15,000	14,981	15,187	5.3%
Edge Systems Holdings Corp.	Healthcare & Pharmaceuticals	L+8.00%	9.23%	12/1/2021		3,453	3,391	3,503	1.2%
Edge Systems Holdings Corp. (Revolver) (e)	Healthcare & Pharmaceuticals	L+8.00%	9.23%	12/1/2021		260	—	—	0.0%
Energy Services Group, LLC	High Tech Industries	L+9.82%	10.99%	5/4/2022		4,620	4,563	4,638	1.6%
Energy Services Group, LLC (j) (m)	High Tech Industries	L+9.82%	10.82%	5/4/2022		2,405	2,358	2,410	0.8%
Energy Services Group, LLC (Delayed Draw)(e) (l)	High Tech Industries	L+9.82%	11.00%	5/4/2022		1,313	1,096	1,117	0.4%
Familia Dental Group Holdings, LLC (f)	Healthcare & Pharmaceuticals	L+8.00%	9.23%	4/8/2021		5,328	5,259	5,371	1.9%
Familia Dental Group Holdings, LLC	Healthcare & Pharmaceuticals	L+8.00%	9.23%	4/8/2021		512	512	516	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	Healthcare & Pharmaceuticals	L+8.00%	9.23%	4/8/2021		573	229	229	0.1%
Forman Mills, Inc. (f)	Retail	L+7.50%	8.73%	10/4/2021		8,500	8,351	8,398	3.0%
InMobi Pte, Ltd. (Delayed Draw) (e) (j) (l) (n)	Media: Advertising, Printing & Publishing	L+10.17%	11.36%	9/1/2018		10,000	6,667	6,860	2.4%
Jerry Lee Radio, LLC	Media: Broadcasting & Subscription	L+9.50%	10.73%	12/17/2020		12,417	12,185	12,665	4.5%
Landpoint, LLC	Energy: Oil & Gas	L+12.75%	12.00% Cash/ 2.25% PIK (o)	12/20/2019		2,462	2,440	2,393	0.9%
Landpoint, LLC (Revolver) (e)	Energy: Oil & Gas	L+10.50%	12.00%	12/20/2019		313	—	—	0.0%
L.A.R.K. Industries, Inc.	Construction & Building	L+8.50%	9.55%	9/3/2019		8,274	8,158	8,295	2.9%
Liftforward SPV II, LLC (e) (j)	Banking, Finance, Insurance & Real Estate	L+10.75%	11.98%	11/10/2020		10,000	5,209	5,349	1.9%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

June 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Luxury Optical Holdings Co.	Retail	L+11.50%	9.23% Cash/ 3.50% PIK		9/12/2019		4,084	$4,045	$3,854	1.4%
Luxury Optical Holdings Co. (Revolver) (e)	Retail	L+8.00%	9.23%		9/12/2019		273	123	116	0.0%
Madison Logic, Inc. (f)	Services: Business	L+8.00%	9.23%		11/30/2021		10,369	10,180	10,535	3.7%
Madison Logic, Inc. (Delayed Draw) (e) (l)	Services: Business	L+8.00%	9.23%		11/30/2021		4,818	—	—	0.0%
Madison Logic, Inc. (Revolver) (e)	Services: Business	L+8.00%	9.23%		11/30/2021		988	—	—	0.0%
MFG Chemical, LLC (f)	Chemicals, Plastics, & Rubber	L+6.00%	7.23%		6/23/2022		8,855	8,723	8,723	3.1%
MFG Chemical, LLC (Revolver) (e)	Chemicals, Plastics, & Rubber	L+6.00%	7.23%		6/23/2022		1,780	831	818	0.3%
Mid-West Wholesale Hardware Co. (f)	Wholesale	L+7.50%	8.73%		2/9/2022		11,940	11,716	11,845	4.2%
Mid-West Wholesale Hardware Co. (Revolver) (e)	Wholesale	L+7.50%	8.73%		2/9/2022		4,421	1,453	1,442	0.5%
Miles Partnership LLC	Hotels, Gaming & Leisure	L+11.00%	10.30% Cash/ 2.00% PIK		3/24/2021		5,926	5,880	5,943	2.1%
Miles Partnership LLC (Delayed Draw) (e) (l)	Hotels, Gaming & Leisure	L+11.00%	10.30% Cash/ 2.00% PIK		3/24/2021		1,418	1,071	1,073	0.4%
Miles Partnership LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+11.00%	10.30% Cash/ 2.00% PIK		3/24/2021		320	—	—	0.0%
Newforma, Inc. (f)	High Tech Industries	L+7.50%	8.73%		6/30/2022		15,000	14,775	14,775	5.2%
Newforma, Inc. (Revolver) (e)	High Tech Industries	L+7.50%	8.73%		6/30/2022		1,250	—	—	0.0%
O'Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.98%		5/13/2019		5,286	5,232	5,392	1.9%
Peerless Network, Inc. (f)	Telecommunications	L+9.25%	9.55% Cash/ 0.75% PIK	(p)	12/11/2020		3,500	3,437	3,514	1.2%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.80%		7/1/2020		4,560	4,494	4,585	1.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.80%		7/1/2020		4,780	4,707	4,765	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (e)	Services: Consumer	L+8.50%	9.50%		8/11/2017		236	—	—	0.0%
Precision Toxicology, LLC (f)	Healthcare & Pharmaceuticals	L+10.00%	9.73% Cash/ 1.50% PIK		3/24/2020		3,724	3,683	3,717	1.3%
Priority Ambulance, LLC (f)	Healthcare & Pharmaceuticals	L+7.00%	8.30%		4/12/2022		7,000	6,865	7,025	2.5%
Priority Ambulance, LLC (Revolver) (e)	Healthcare & Pharmaceuticals	L+7.00%	8.30%		4/12/2022		3,345	—	—	0.0%
Q-Tragon Holdings, LLC (f)	Services: Business	L+7.00%	8.23%		5/2/2022		4,000	3,943	4,008	1.4%
Q-Tragon Holdings, LLC (Revolver) (e)	Services: Business	L+7.00%	8.23%		5/2/2022		308	62	62	0.0%
Repay Holdings, LLC	Banking, Finance, Insurance & Real Estate	L+7.75%	8.98%		9/1/2021		11,700	11,524	11,799	4.2%
Repay Holdings, LLC (Revolver) (e)	Banking, Finance, Insurance & Real Estate	L+7.75%	8.98%		9/1/2021		1,200	—	—	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.23%		3/31/2020		10,923	10,251	10,802	3.8%
Rockdale Blackhawk, LLC (Capex) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.23%		3/31/2020		549	549	543	0.2%
Rockdale Blackhawk, LLC (Revolver) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.23%		3/31/2020		1,849	1,849	1,825	0.6%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	12.00% PIK	(i)	8/29/2019		1,157	1,157	243	0.1%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	(i)	8/29/2019		422	416	—	0.0%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	17.00% PIK	(i)	9/30/2017		235	235	176	0.1%
SHI Holdings, Inc. (f) (g)	Healthcare & Pharmaceuticals	L+9.75%	10.98%		7/10/2019		2,625	2,600	2,625	0.9%
SHI Holdings, Inc. (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+9.75%	10.98%		7/10/2019		2,045	1,913	1,926	0.7%
Solaray, LLC	Consumer Goods: Non-Durable	L+6.50%	7.72%		9/9/2023		3,272	3,242	3,256	1.2%
Solaray, LLC (Delayed Draw) (e) (l)	Consumer Goods: Non-Durable	L+6.50%	7.79%		9/9/2023		703	506	504	0.2%
Summit Container Corporation (f) (g)	Containers, Packaging & Glass	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019		3,557	3,529	3,397	1.2%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	9.23%		4/29/2021		3,091	3,029	3,126	1.1%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	9.23%		4/29/2021		517	506	523	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (l)	Environmental Industries	L+8.00%	9.23%		4/29/2018		1,342	—	—	0.0%
Synergy Environmental Corporation (Revolver) (e)	Environmental Industries	L+8.00%	9.23%		4/29/2021		671	47	47	0.0%
The Worth Collection, Ltd. (f)	Retail	L+8.50%	9.73%		9/29/2021		10,725	10,537	10,553	3.7%
TPP Operating, Inc. (q)	Retail	L+6.00%	7.50% PIK	(i)	11/8/2018		9,370	9,330	300	0.1%
TPP Operating, Inc. (q)	Retail	L+6.00%	7.50	%(i)	11/8/2018		5,324	5,324	4,589	1.6%
TPP Operating, Inc. (q)	Retail	L+9.61%	11.11	%(i)	11/8/2018		4,583	4,583	4,583	1.6%
TRG, LLC	Hotels, Gaming & Leisure	L+14.10%	8.55% Cash/ 6.60% PIK	(r)	3/31/2021		11,850	11,818	11,963	4.2%
TRG, LLC (CapEx) (e)	Hotels, Gaming & Leisure	L+9.50%	8.55% Cash/ 2.00% PIK		3/31/2021		1,619	953	963	0.3%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.55%		3/31/2021		131	131	131	0.0%
Vacation Innovations, LLC (s)	Hotels, Gaming & Leisure	L+8.79%	8.23% Cash/ 1.79% PIK	(t)	8/20/2020		10,029	9,887	10,094	3.6%
Vacation Innovations, LLC (Delayed Draw) (e) (l)	Hotels, Gaming & Leisure	L+7.50%	8.23% Cash/ 0.50% PIK		8/20/2020		2,037	—	—	0.0%
Vacation Innovations, LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+7.50%	8.23% Cash/ 0.50% PIK		8/20/2020		342	—	—	0.0%
Yandy Holding, LLC	Retail	L+9.00%	10.23%		9/30/2019		5,368	5,327	5,253	1.8%
Yandy Holding, LLC (Revolver) (e)	Retail	L+9.00%	10.23%		9/30/2019		907	—	—	0.0%
Total Senior Secured Loans							400,657	358,418	351,491	123.6%

Unitranche Loans
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	L+11.50%	13.00%		12/27/2017		6,120	6,069	5,820	2.0%
Collaborative Neuroscience Network, LLC	Healthcare & Pharmaceuticals	n/a	12.00% Cash/ 3.00% PIK		n/a	(h)	290	290	290	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	Healthcare & Pharmaceuticals	L+10.00%	11.23%		12/27/2017		200	190	195	0.1%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

June 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Fabco Automotive Corporation	Automotive	L+4.50%	5.73%		4/3/2019	3,538	$1,852	$3,430	1.2%
Fabco Automotive Corporation	Automotive	L+11.25%	8.23% Cash/ 4.25% PIK		4/3/2019	8,774	8,747	2,817	1.0%
Fabco Automotive Corporation (Revolver) (e)	Automotive	L+4.00%	5.23%		4/3/2019	2,234	2,199	2,199	0.8%
Gracelock Industries, LLC	Wholesale	L+13.74%	11.00% Cash/ 4.24% PIK	(u)	5/7/2019	4,721	4,664	4,730	1.7%
Incipio Technologies, Inc. (v)	Consumer Goods: Non-Durable	L+7.50%	8.73%		12/26/2019	13,916	13,712	13,651	4.8%
Playtime, LLC	Hotels, Gaming & Leisure	L+7.50%	9.00%		12/31/2021	4,484	4,475	4,170	1.4%
Total Unitranche Loans						44,277	42,198	37,302	13.1%

Junior Secured Loans
AIM Aerospace, Inc.	Aerospace & Defense	L+9.00%	10.17%		8/2/2022	5,000	4,938	4,973	1.7%
Answers Finance, LLC	High Tech Industries	P+7.90%	9.00%		9/15/2021	396	381	388	0.1%
Confie Seguros Holdings II Co.	Banking, Finance, Insurance & Real Estate	L+9.75%	11.05%		5/8/2019	8,594	8,285	8,479	3.0%
CSM Bakery Supplies LLC	Beverage, Food & Tobacco	L+7.75%	8.90%		7/3/2021	5,792	5,792	5,054	1.8%
Education Corporation of America	Services: Consumer	L+11.00%	12.30%		9/30/2017	625	617	625	0.2%
Mergermarket USA, Inc.	Media: Broadcasting & Subscription	L+6.50%	7.58%		12/19/2021	4,500	4,409	4,500	1.6%
Micro Holdings Corp.	High Tech Industries	L+7.50%	8.73%		7/8/2022	5,590	5,485	5,672	2.0%
Pre-Paid Legal Services, Inc. (Legal Shield)	Services: Consumer	L+9.00%	10.25%		7/1/2020	3,000	3,000	3,024	1.1%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK	(i)	5/1/2020	2,011	2,011	—	0.0%
SCP TPZ Acquisition, Inc.	Media: Diversified & Production	L+8.25%	9.47%		5/29/2022	5,000	4,942	4,994	1.8%
Total Junior Secured Loans						40,508	39,860	37,709	13.3%

Equity Securities
AdTheorent, Inc. (128,866 units) (w)	Media: Advertising, Printing & Publishing	—	—	(x)	—	—	129	173	0.1%
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity) (g)	Banking, Finance, Insurance & Real Estate	—	—	(x)	10/9/2024	—	—	1,271	0.5%
Answers Finance, LLC (76,539 shares of common stock) (w)	Services: Business		—	(x)	—	—	2,413	1,180	0.4%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units) (w)	Healthcare & Pharmaceuticals	—	—	(x)	12/27/2022	—	—	—	0.0%
Cyalume Technologies Holdings, Inc.- Series D Preferred Stock (3.06 shares) (w)	Aerospace & Defense	—	—	(x)	—	—	—	615	0.2%
Education Corporation of America - Series G Preferred Stock (8,333 shares) (w)	Services: Consumer	n/a	12.00%		—	—	8,125	8,283	2.9%
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity) (w)	Automotive	—	—	(x)	—	—	—	—	0.0%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (j) (n) (w)	Media: Advertising, Printing & Publishing	—	—	(x)	9/18/2025	—	—	215	0.1%
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company) (w)	Metals & Mining	—	—	(x)	5/13/2024	—	—	—	0.0%
Playtime, LLC - Preferred Units (8,665 units) (w)	Hotels, Gaming & Leisure	—	—	(x)	—	—	200	15	0.0%
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest) (g)	Healthcare & Pharmaceuticals	—	—		—	—	1,093	6,533	2.3%
Rocket Dog Brands, LLC - Common Units (75,502 units) (g)	Consumer Goods: Non-Durable	—	—	(x)	—	—	—	—	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units) (g)	Consumer Goods: Non-Durable	—	15.00% PIK	(y)	—	—	967	—	0.0%
SHI Holdings, Inc. (24 shares of common stock) (g)	Healthcare & Pharmaceuticals	—	—	(x)	—	—	27	589	0.2%
Summit Container Corporation (warrant to purchase up to 19.50% of the equity) (g)	Containers, Packaging & Glass	—	—	(x)	1/6/2024	—	—	56	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units) (w)	Retail	—	—		—	—	86	117	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units) (w)	Retail	—	—		—	—	1	—	0.0%
TPP Acquisition, Inc. (829 shares of common stock) (q)	Retail	—	—	(x)	—		—	—	0.0%
TPP Operating, Inc. (40 shares of common stock) (q)	Retail	—	—	(x)	—	—	3,255	—	0.0%
Total Equity Securities							16,296	19,047	6.7%
TOTAL INVESTMENTS							$456,772	$445,549	156.7%

See Notes to Consolidated Financial Statements.

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All investments are non-controlled/non-affiliate company investments, unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d)	Percentages are based on net assets of $284,308 as of June 30, 2017.

(e)	All or a portion of this commitment was unfunded at June 30, 2017. As such, interest is earned only on the funded portion of this commitment.

(f)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(g)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(h)	This is a demand note with no stated maturity.

(i)	This position was on non-accrual status as of June 30, 2017, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(j)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2017, non-qualifying assets totaled 7.83% of the Company’s total assets.

(k)	A portion of this loan (principal of $2,141) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(l)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(m)	This term loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

(n)	InMobi Pte, Ltd is an international company headquartered in California.

(o)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(p)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(q)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(r)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.60% per annum.

(s)	A portion of this loan (principal of $4,429) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(t)	The PIK portion of the interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 1.29% per annum.

(u)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.

(v)	A portion of this loan (principal of $5,102) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(w)	Represents less than 5% ownership of the portfolio company’s voting securities.

(x)	Represents a non-income producing security.

(y)	This position includes a PIK dividend and is currently on non-accrual status.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except for shares and units)

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company (a)	Industry	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Luxury Optical Holdings Co. (Revolver) (e)	Retail	L+8.00%	9.00% Cash		9/12/2019	273	$—	$—	0.0%
Madison Logic, Inc. (f)	Services: Business	L+8.00%	8.76%		11/30/2021	10,500	10,291	10,610	4.4%
Madison Logic, Inc. (Delayed Draw) (e) (k)	Services: Business	L+8.00%	8.76%		11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver) (e)	Services: Business	L+8.00%	8.76%		11/30/2021	988	—	—	0.0%
Miles Media Group LLC	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	6,110	6,052	6,119	2.5%
Miles Media Group LLC (Delayed Draw) (e) (k)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	1,455	—	—	0.0%
Miles Media Group LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	320	—	—	0.0%
O’Brien Industrial Holdings, LLC	Metals & Mining	L+7.75%	8.75%		5/13/2019	5,286	5,219	5,268	2.2%
Peerless Network, Inc. (f)	Telecommunications	L+8.50%	9.18% Cash/ 0.75% PIK	(n)	12/11/2020	3,500	3,431	3,430	1.4%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+5.50%	6.50%		7/1/2020	4,698	4,619	4,693	1.9%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	Services: Consumer	L+11.50%	12.50%		7/1/2020	4,849	4,765	4,805	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (e)	Services: Consumer	L+8.50%	9.50%		8/11/2017	236	—	—	0.0%
Precision Toxicology, LLC (f)	Healthcare & Pharmaceuticals	L+11.50%	10.26% Cash/ 2.00% PIK		3/24/2020	4,242	4,186	4,244	1.8%
Repay Holdings, LLC	Banking, Finance, Insurance & Real Estate	L+9.00%	9.76%		9/1/2021	12,000	11,802	11,934	5.0%
Repay Holdings, LLC (Revolver) (e)	Banking, Finance, Insurance & Real Estate	L+9.00%	9.76%		9/1/2021	1,200	—	—	0.0%
Rockdale Blackhawk, LLC (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	10,923	10,155	10,933	4.5%
Rockdale Blackhawk, LLC (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	1,849	924	924	0.4%
Rockdale Blackhawk, LLC (Capex) (g)	Healthcare & Pharmaceuticals	L+11.00%	12.00%		3/31/2020	565	565	565	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	12.00% PIK		8/29/2019	1,124	1,125	464	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	15.00% PIK		8/29/2019	407	402	365	0.2%
Rocket Dog Brands, LLC (g)	Consumer Goods: Non-Durable	n/a	17.00% PIK		3/31/2017	225	225	225	0.1%
SHI Holdings, Inc. (f) (g)	Healthcare & Pharmaceuticals	L+9.25%	10.01%		7/10/2019	2,625	2,592	2,625	1.1%
SHI Holdings, Inc. (Revolver) (e) (g)	Healthcare & Pharmaceuticals	L+9.25%	10.01%		7/10/2019	1,773	1,188	1,203	0.5%
Shields Land Company of Georgia, LLC (l)	Banking, Finance, Insurance & Real Estate	L+9.50%	10.15%		12/28/2017	2,450	2,425	2,445	1.0%
Solaray, LLC	Consumer Goods: Non-Durable	L+6.50%	7.50%		9/9/2023	3,297	3,265	3,280	1.4%
Solaray, LLC (Delayed Draw) (e) (k)	Consumer Goods: Non-Durable	L+6.50%	7.50%		9/9/2023	703	—	—	0.0%
SNI Companies (o)	Services: Business	L+8.00%	9.00%		12/31/2018	5,357	5,299	5,378	2.2%
SNI Companies (Revolver) (e)	Services: Business	L+8.00%	9.00%		12/31/2018	1,250	313	313	0.1%
Summit Container Corporation (f) (g)	Containers, Packaging & Glass	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019	3,624	3,582	3,550	1.5%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	8.76%		4/29/2021	3,130	3,068	3,148	1.3%
Synergy Environmental Corporation (f)	Environmental Industries	L+8.00%	8.76%		4/29/2021	523	513	526	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (k)	Environmental Industries	L+8.00%	8.76%		4/29/2018	1,342	—	—	0.0%
Synergy Environmental Corporation (Revolver) (e)	Environmental Industries	L+8.00%	8.76%		4/29/2021	671	94	94	0.0%
Tectum Holdings, Inc.	Automotive	L+4.75%	5.75%		8/24/2023	1,995	1,976	2,025	0.8%
The Worth Collection, Ltd. (f)	Retail	L+8.50%	9.26%		9/29/2021	11,000	10,789	11,132	4.6%
TPP Operating, Inc. (p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	9,370	9,330	1,799	0.7%
TPP Operating, Inc. (p)	Retail	L+6.00%	7.50	%(i)	11/8/2018	4,344	4,344	4,344	1.8%
TPP Operating, Inc. (p)	Retail	L+9.61%	11.11	%(i)	11/8/2018	2,756	2,756	2,756	1.1%
TRG, LLC	Hotels, Gaming & Leisure	L+13.80%	8.12% Cash/ 6.30% PIK	(q)	3/31/2021	11,876	11,837	11,960	5.0%
TRG, LLC (Revolver)	Hotels, Gaming & Leisure	L+9.50%	10.12%		3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx) (e)	Hotels, Gaming & Leisure	L+9.50%	8.12% Cash/ 2.00% PIK		3/31/2021	1,609	943	946	0.4%
Vacation Innovations, LLC (r)	Hotels, Gaming & Leisure	L+9.40%	7.76% Cash/ 2.42% PIK	(s)	8/20/2020	10,553	10,382	10,848	4.5%
Vacation Innovations, LLC (Revolver) (e)	Hotels, Gaming & Leisure	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	342	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

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
(in thousands, except for shares and units)

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for units)

(i)	This position was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(j)	A portion of this loan (principal of $2,271) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(k)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(l)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, non-qualifying assets totaled 2.20% of the Company’s total assets.

(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(n)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(o)	A portion of this loan (principal of $3,435) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(p)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(q)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.30% per annum.

(r)	A portion of this loan (principal of $4,660) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(s)	The PIK portion of the interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.92% per annum.

(t)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.

(u)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.

(v)	A portion of this loan (principal of $5,240) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(w)	Represents less than 5% ownership of the portfolio company’s voting securities.

(x)	Represents a non-income producing security.

(y)	This position includes a PIK dividend and is currently on non-accrual status.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2017, MRCC SBIC had $57,624 in leverageable capital and $85,600 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

On June 9, 2017, the Company closed a public offering of 3,000,000 shares of its common stock at a public offering price of $15.00 per share, raising approximately $45,000 in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, the Company sold an additional 450,000 shares of its common stock, at a public offering price of $15.00 per share, and additional $6,750 in gross proceeds for a total of $51,750. Aggregate underwriters’ discounts and commissions were $2,070 and offering costs were $127, resulting in net proceeds of approximately $49,553.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, MC Forest Park Lender, LLC, and MC Reserve Lender, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $7,489 and $6,192 as of June 30, 2017 and December 31, 2016, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2017 totaled $1,287 and $1,977, respectively. For the three and six months ended June 30, 2016, upfront loan origination and closing fees received totaled $350 and $1,496, respectively. For the three and six months ended June 30, 2017, interest income included $358 and $746 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and six months ended June 30, 2016, interest income included $389 and $754 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and six months ended June 30, 2017, interest income included $322 and $974 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and six months ended June 30, 2016, interest income included $232 and $609 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and six months ended June 30, 2017, interest income included $405 and $1,018 of PIK interest, respectively. For the three and six months ended June 30, 2016, interest income included $460 and $830 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments in the consolidated statements of operations.

 Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. We generally reverse accrued interest when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $9,891 and $10,394 at June 30, 2017 and December 31, 2016, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. See Note 7 “Secured Borrowings” for additional information.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2017 and December 31, 2016, the Company had unamortized deferred financing costs of $4,641 and $3,945, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2017 was $255 and $486, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2016 was $199 and $381, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of June 30, 2017 and December 31, 2016, other assets on the consolidated statements of assets and liabilities included $246 and $281, respectively, of deferred offering costs which will be charged against the proceeds from further equity offerings when received.

Investments Denominated in Foreign Currency

As of June 30, 2017, the Company held an investment in one portfolio company that was denominated in Great Britain pounds.

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) of investments in the Company’s consolidated statements of operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain consideration and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2017, zero and zero, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. For the three and six months ended June 30, 2016, zero and $87, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2017. The 2013 through 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2017.

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

In October 2016, the U.S Securities and Exchange Commission adopted new rules and amended rules (together “final rules”) intended to modernize the reporting and disclosures of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management is evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s consolidated financial statements and disclosures.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2017		December 31, 2016
Amortized Cost:
Senior secured loans	$358,418	78.5%	$280,324	67.8%
Unitranche loans	42,198	9.2	57,361	13.9
Junior secured loans	39,860	8.7	61,674	14.9
Equity securities	16,296	3.6	13,883	3.4
Total	$456,772	100.0%	$413,242	100.0%

	June 30, 2017		December 31, 2016
Fair Value:
Senior secured loans	$351,491	78.8%	$275,253	66.7%
Unitranche loans	37,302	8.4	51,638	12.5
Junior secured loans	37,709	8.5	59,366	14.4
Equity securities	19,047	4.3	26,663	6.4
Total	$445,549	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2017		December 31, 2016
Amortized Cost:
International	$6,667	1.5%	$6,667	1.6%
Midwest	59,539	13.0	59,710	14.5
Northeast	117,976	25.8	105,482	25.5
South	—	—	2,425	0.6
Southeast	88,220	19.3	60,719	14.7
Southwest	47,349	10.4	50,562	12.2
West	137,021	30.0	127,677	30.9
Total	$456,772	100.0%	$413,242	100.0%

	June 30, 2017		December 31, 2016
Fair Value:
International	$7,075	1.6%	$6,636	1.6%
Midwest	59,781	13.4	60,579	14.7
Northeast	119,925	26.9	108,188	26.2
South	—	—	2,445	0.6
Southeast	89,334	20.1	61,128	14.8
Southwest	40,287	9.0	54,263	13.1
West	129,147	29.0	119,681	29.0
Total	$445,549	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2017		December 31, 2016
Amortized Cost:
Aerospace & Defense	$9,148	2.0%	$9,524	2.3%
Automotive	12,798	2.8	12,496	3.0
Banking, Finance, Insurance & Real Estate	59,361	13.0	34,912	8.4
Beverage, Food & Tobacco	17,974	3.9	18,068	4.4
Chemicals, Plastics & Rubber	9,554	2.1	3,949	1.0
Construction & Building	18,194	4.0	18,282	4.4
Consumer Goods: Durable	—	—	3,600	0.9
Consumer Goods: Non-Durable	24,905	5.5	35,567	8.6
Containers, Packaging & Glass	3,529	0.8	3,582	0.9
Energy: Oil & Gas	7,527	1.6	7,819	1.9
Environmental Industries	3,582	0.8	3,675	0.9
Healthcare & Pharmaceuticals	49,688	10.9	41,584	10.1
High Tech Industries	36,368	7.9	19,746	4.8
Hotels, Gaming & Leisure	36,967	8.1	37,860	9.2
Media: Advertising, Printing & Publishing	19,740	4.3	11,781	2.8
Media: Broadcasting & Subscription	16,594	3.6	17,527	4.2
Media: Diversified & Production	4,942	1.1	4,938	1.2
Metals & Mining	5,232	1.1	5,219	1.3
Retail	50,962	11.2	48,488	11.7
Services: Business	24,706	5.4	38,806	9.4
Services: Consumer	20,943	4.6	24,608	5.9
Telecommunications	3,437	0.8	3,431	0.8
Utilities: Electric	2,788	0.6	2,964	0.7
Wholesale	17,833	3.9	4,816	1.2
Total	$456,772	100.0%	$413,242	100.0%

	June 30, 2017		December 31, 2016
Fair Value:
Aerospace & Defense	$9,995	2.2%	$10,601	2.6%
Automotive	8,446	1.9	7,514	1.8
Banking, Finance, Insurance & Real Estate	61,735	13.9	37,130	9.0
Beverage, Food & Tobacco	17,517	4.0	16,794	4.1
Chemicals, Plastics & Rubber	9,541	2.1	4,040	1.0
Construction & Building	18,343	4.1	18,602	4.5
Consumer Goods: Durable	—	—	3,620	0.9
Consumer Goods: Non-Durable	19,735	4.4	32,000	7.7
Containers, Packaging & Glass	3,453	0.8	3,663	0.9
Energy: Oil & Gas	7,531	1.7	7,803	1.9
Environmental Industries	3,696	0.8	3,768	0.9
Healthcare & Pharmaceuticals	56,472	12.7	56,435	13.7
High Tech Industries	36,888	8.3	18,899	4.6
Hotels, Gaming & Leisure	36,977	8.3	38,010	9.2
Media: Advertising, Printing & Publishing	20,435	4.6	11,742	2.8
Media: Broadcasting & Subscription	17,165	3.9	18,046	4.4
Media: Diversified & Production	4,994	1.1	4,938	1.2
Metals & Mining	5,392	1.2	5,268	1.3
Retail	37,763	8.5	38,147	9.2
Services: Business	23,823	5.3	40,164	9.7
Services: Consumer	21,282	4.8	24,807	6.0
Telecommunications	3,514	0.8	3,430	0.8
Utilities: Electric	2,835	0.6	2,999	0.7
Wholesale	18,017	4.0	4,500	1.1
Total	$445,549	100.0%	$412,920	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments as of June 30, 2017 and December 31, 2016 were categorized as Level 3 investments.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (“ASC Topic 825”) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings within net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of June 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$351,491	$351,491
Unitranche loans	—	—	37,302	37,302
Junior secured loans	—	—	37,709	37,709
Equity securities	—	—	19,047	19,047
Total Investments	$—	$—	$445,549	$445,549

Secured borrowings	$—	$—	$—	$—

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 5.23% to 17.00% at June 30, 2017 and 5.75% to 17.00% at December 31, 2016. The maturity dates on the loans outstanding at June 30, 2017 range between August 2017 and September 2023.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2017:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2017	$300,223	$50,465	$42,260	$25,201	$418,149	$1,315
Reclassifications (1)	(2,795)	—	382	2,413	—	—
Net change in unrealized gain (loss) on investments	384	938	(25)	(8,567)	(7,270)	—
Net realized gain (loss) on investments	—	—	—	2,161	2,161	—
Purchases of investments and other adjustments to cost (2)	69,640	4,432	53	—	74,125	—
Proceeds from principal payments and sales on investments (3)	(15,961)	(18,533)	(4,961)	(2,161)	(41,616)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	5
Repayments on secured borrowings	—	—	—	—	—	(1,254)
Net realized (gain) loss on secured borrowings	—	—	—	—	—	(66)
Balance as of June 30, 2017	$351,491	$37,302	$37,709	$19,047	$445,549	$—

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314
Reclassifications (1)	(2,795)	—	382	2,413	—	—
Net change in unrealized gain (loss) on investments	(1,857)	828	157	(10,029)	(10,901)	—
Net realized gain (loss) on investments	41	—	—	2,287	2,328	—
Purchases of investments and other adjustments to cost (2)	111,796	4,664	202	—	116,662	—
Proceeds from principal payments and sales on investments (3)	(30,947)	(19,828)	(22,398)	(2,287)	(75,460)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	6
Repayments on secured borrowings	—	—	—	—	—	(1,254)
Net realized (gain) loss on secured borrowings	—	—	—	—	—	(66)
Balance as of June 30, 2017	$351,491	$37,302	$37,709	$19,047	$445,549	$—

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represent net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2016:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2016	$202,268	$55,560	$64,475	$21,165	$343,468	$2,248
Reclassifications	—	—	—	—	—	—
Net change in unrealized gain (loss) on investments	(1,610)	(1,375)	678	1,766	(541)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	19,842	408	211	—	20,461	—
Proceeds from principal payments and sales on investments (2)	(19,498)	(673)	(409)	—	(20,580)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	(59)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(77)
Balance as of June 30, 2016	$201,002	$53,920	$64,955	$22,931	$342,808	$2,112

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications	6,525	(6,525)	—	—	—	—
Net change in unrealized gain (loss) on investments	(621)	(1,714)	(541)	3,877	1,001	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost (1)	38,113	1,522	7,877	—	47,512	—
Proceeds from principal payments and sales on investments (2)	(33,574)	(7,453)	(5,769)	(587)	(47,383)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	(87)
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(277)
Balance as of June 30, 2016	$201,002	$53,920	$64,955	$22,931	$342,808	$2,112

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and six months ended June 30, 2017, attributable to Level 3 investments still held at June 30, 2017, was ($7,373) and ($10,152), respectively. The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and six months ended June 30, 2016, attributable to Level 3 investments still held at June 30, 2016, was ($744) and $1,550, respectively. The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on secured borrowings for the three and six months ended June 30, 2016, attributable to Level 3 secured borrowings still held at June 30, 2016, was $59 and $87, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2017 and 2016.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2017 were as follows:

					Weighted	Range
	Fair Value		Valuation Technique	Unobservable Input	Average Mean	Minimum	Maximum
Assets:
Senior secured loans	$293,177		Discounted cash flow	EBITDA multiples	7.1x	3.0x	14.0x
				Market yields	11.0%	6.5%	24.0%
Senior secured loans	15,187		Waterfall	Delinquency ratio	0.0%	0.0%	0.0%
Senior secured loans	9,891		Enterprise value	Revenue multiples	0.3x	0.3x	0.6x
Senior secured loans	4,551		Enterprise value	EBITDA multiples	5.5x	5.0x	6.0x
Unitranche loans	28,566		Discounted cash flow	EBITDA multiples	6.8x	4.5x	8.5x
				Market yields	15.9%	6.4%	22.2%
Unitranche loans	8,446		Enterprise value	Revenue multiples	0.6x	0.5x	0.6x
Unitranche loans	290		Enterprise value	EBITDA multiples	5.0x	4.5x	5.5x
Junior secured loans	5,599		Discounted cash flow	EBITDA multiples	8.9x	3.5x	10.0x
				Market yields	11.7%	10.8%	13.5%
Equity securities	9,369		Enterprise value	EBITDA multiples	6.3x	3.0x	11.8x
Equity securities	8,283		Discounted cash flow	EBITDA multiples	3.8x	3.5x	4.0x
				Market yields	17.0%	16.0%	18.0%
Equity securities	215		Enterprise value	Revenue multiples	2.5x	2.4x	2.6x
Total Level 3 Assets	$383,574	(1)

Liabilities:
Secured Borrowings	$—

(1)	Excludes loans of $56,583 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required. Also excludes loans of $5,392 at fair value which were fully repaid subsequent to June 30, 2017 where valuation represents the repayment price.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2016 were as follows:

					Weighted	Range
	Fair Value		Valuation Technique	Unobservable Input	Average Mean	Minimum	Maximum
Assets:
Senior secured loans	$214,267		Discounted cash flow	EBITDA multiples	7.0x	3.2x	13.3x
				Market yields	11.7%	7.0%	22.0%
Senior secured loans	1,054		Enterprise value	Revenue multiples	0.6x	0.5x	0.6x
Senior secured loans	12,727		Enterprise value	EBITDA multiples	4.1x	3.3x	5.5x
Unitranche loans	47,861		Discounted cash flow	EBITDA multiples	6.1x	4.8x	8.0x
				Market yields	13.4%	9.5%	22.1%
Unitranche loans	3,491		Combination of discounted cash flow and enterprise value	Revenue multiples	0.5x	0.5x	0.6x
				Market yields	29.2%	29.2%	29.2%
Unitranche loans	286		Enterprise value	EBITDA multiples	6.0x	5.5x	6.5x
Junior secured loans	18,572		Discounted cash flow	EBITDA multiples	7.5x	3.5x	9.5x
				Market yields	11.5%	7.0%	13.5%
Junior secured loans	—		Enterprise value	Revenue multiples	0.6x	0.5x	0.6x
Equity securities	8,121		Discounted cash flow	EBITDA multiples	3.8x	3.5x	4.0x
				Market yields	17.0%	16.0%	18.0%
Equity securities	18,164		Enterprise value	EBITDA multiples	4.6x	3.3x	13.3x
Equity securities	249		Enterprise value	Revenue multiples	0.8x	0.1x	3.8x
Total Level 3 Assets	$324,792	(1)

Liabilities:
Secured Borrowings	$1,314		Discounted cash flow	Market yields	7.7%	7.1%	8.2%

(1)	Excludes loans of $88,128 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $85,600 and $51,500, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2017 and 2016 were as follows:

Portfolio Company	Fair value at December 31, 2016	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at June 30, 2017
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$13,950	$647	$—	$111	$33	$—	$(166)	$14,575
Rockdale Blackhawk, LLC	27,077	925	(16)	—	96	—	(8,379)	19,703
Rocket Dog Brands, LLC	1,054	—	—	130	(1)	—	(764)	419
SHI Holdings, Inc.	4,297	723	—	—	10		110	5,140
Summit Container Corporation	3,663	—	(102)	37	12	—	(157)	3,453
Total non-controlled affiliate company investments	$50,041	$2,295	$(118)	$278	$150	$—	$(9,356)	$43,290
Controlled affiliate company investments (1) :
TPP Acquisition, Inc. (2)	$—	$—	$—	$—	$—	$—	$—	$—
TPP Operating, Inc. (2)	8,899	2,807	—	—	—	—	(2,234)	9,472
Total controlled affiliate company investments	$8,899	$2,807	$—	$—	$—	$—	$(2,234)	$9,472

Portfolio Company	Fair value at December 31, 2015	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at June 30, 2016
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$11,692	$488	$—	$99	$29	$—	$997	$13,305
Rockdale Blackhawk, LLC	21,903	—	(1,412)	—	92	—	3,038	23,621
Rocket Dog Brands, LLC	1,752	384	—	168	5	—	(961)	1,348
Summit Container Corporation	3,400	137	(95)	29	13	—	122	3,606
Total non-controlled affiliate company investments	$38,747	$1,009	$(1,507)	$296	$139	$—	$3,196	$41,880
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,525	$1,900	$—	$—	$—	$—	$(1,075)	$7,350
Total controlled affiliate company investments	$6,525	$1,900	$—	$—	$—	$—	$(1,075)	$7,350

	For the six months ended June 30,
	2017			2016
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments (1)
American Community Homes, Inc.	$744	$—	$—	$705	$—	$—
Rockdale Blackhawk, LLC	889	—	—	925	2,413	—
Rocket Dog Brands, LLC	126	—	—	231	—	—
SHI Holdings, Inc.	232	—	—	—	—	—
Summit Container Corporation	316	—	—	304	—	—
Total non-controlled affiliate company investments	$2,307	$—	$—	$2,165	$2,413	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$—	$—	$—	$10	$—	$—
TPP Operating, Inc.	394	—	—	—	—	—
Total controlled affiliate company investments	$394	$—	$—	$10	$—	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.

(2)	On September 2, 2016 TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court and the sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company owns 40% of the equity interests in both the former operating company, TPP Acquisition, Inc. (which is in wind-down) and the new operating company, TPP Operating, Inc. During the bankruptcy period, the Company and the other existing lenders provided additional financing through a debtor-in-possession financing (“DIP”) facility. Upon the purchase of TPP Acquisition, Inc.’s assets, TPP Operating, Inc. entered into a new credit facility with the existing lenders, including the Company. The principal amount of the new facility with TPP Operating, Inc. represented the amount owed to the lenders under the pre-petition facilities plus the amount funded under the DIP facility, less the amount of the credit bid. The cost basis of the Company’s equity investment in TPP Operating, Inc. represents the credit bid and equates to the reduction of principal outstanding on the debt facilities when the new facility was issued to TPP Operating, Inc. As of June 30, 2017, the Company valued its positions in TPP Operating, Inc. utilizing an enterprise value waterfall model. The key inputs to the model were an estimated 2017 revenue forecast and revenue multiple developed using comparable public and private company data.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and six months ended June 30, 2017 was $1,903 and $3,708, respectively. Base management fees for the three and six months ended June 30, 2016 were $1,504 and $3,004, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of preincentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which preincentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of preincentive fee net investment income, realized gains and losses and unrealized gains and losses for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Incentive fees, excluding the impact of the incentive fee waiver, for the three and six months ended June 30, 2017 were $1,460 and $2,750, respectively. Incentive fees for the three months ended June 30, 2017 consisted solely of part one incentive fees (based on net investment income) of $1,460. Incentive fees for the six months ended June 30, 2017, consisted of part one incentive fees of $2,925 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($175). Part two incentive fees reduced total incentive fees for the six months ended June 30, 2017, primarily as a result of net unrealized losses during the period. Incentive fees for the three and six months ended June 30, 2016 were $1,319 and $3,059, respectively. Incentive fees for the three months ended June 30, 2016, consisted of part one incentive fees of $1,416 and part two incentive fees of ($97). Part two incentive fees reduced the total incentive fees for the three months ended June 30, 2016, primarily as a result of net unrealized losses during the period. Incentive fees for the six months ended June 30, 2016, consisted of part one incentive fees of $2,921 and part two incentive fees of $138. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss). For the three and six months ended June 30, 2017, MC Advisors waived part one incentive fees of $250 and $250, respectively. For the three and six months ended June 30, 2016 no incentive fees were waived.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2017, the Company incurred $846 and $1,676, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $301 and $631, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2016, the Company incurred $724 and $1,423, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $304 and $632, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2017 and December 31, 2016, $293 and $330, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of June 30, 2017 and December 31, 2016, the Company had accounts payable to members of the Board of zero and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of June 30, 2017, the Company had U.S. dollar borrowings of $91,500 and non-U.S. dollar borrowings denominated in Great Britain pounds of £1,800 ($2,345 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in change in unrealized gain (loss) on foreign currency borrowings in the Company’s consolidated statements of operations. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. This movement is beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had U.S. dollar borrowings of $129,000 outstanding under the revolving credit facility. As of June 30, 2017, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The LIBOR rate on the revolving credit facility was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% in conjunction with the Company’s capital raise on June 9, 2017, as net worth (excluding investments in MRCC SBIC) exceeded $225,000. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of June 30, 2017 and December 31, 2016, the outstanding borrowings were accruing at a weighted average interest rate of 4.1% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2017 was 4.0% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2017 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2016 was 3.6% and 3.5%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2016 was 0.5% and 0.5%, respectively.

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

As of June 30, 2017, MRCC SBIC had $57,624 in leverageable capital and $85,600 in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41,000 in leverageable capital and $51,500 in SBA-guaranteed debentures outstanding. As of June 30, 2017, the Company has made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $29,400 in available SBA-guaranteed debentures.

As of June 30, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	2.2	%(1)	25,600
Total			$85,600

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of June 30, 2017, there were no secured borrowings. As of December 31, 2016, secured borrowings at fair value totaled $1,314 and the fair value of the loans that are associated with these secured borrowings was $5,814. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and the six months ended June 30, 2017. During the three and six months ended June 30, 2017, repayments on secured borrowings totaled $1,254 and $1,254, respectively. During the three and six months ended June 30, 2016 repayments on secured borrowings totaled $77 and $277, respectively. The weighted average interest rate on the Company’s secured borrowings was approximately zero and 6.3% as of June 30, 2017 and December 31, 2016, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended June 30,
	2017	2016
Interest expense – revolving credit facility	$1,385	$1,188
Interest expense – SBA debentures	518	326
Amortization of deferred financing costs	255	199
Interest expense – secured borrowings	13	35
Other	13	25
Total interest and other debt financing expenses	$2,184	$1,773

	Six months ended June 30,
	2017	2016
Interest expense – revolving credit facility	$2,730	$2,316
Interest expense – SBA debentures	924	652
Amortization of deferred financing costs	486	381
Interest expense – secured borrowings	34	72
Other	20	43
Total interest and other debt financing expenses	$4,194	$3,464

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
Total distributions declared			$0.70	$12,356	34,149	$525	—	$—

Six months ended June 30, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—		18,518	275
Total distributions declared			$0.70	$9,106	—	$—	38,662	$552

Note 9. Stock Activity

Stock Issuances: On July 1, 2016, the Company amended the ATM securities offering program with MLV & Co, LLC (“MLV”) and JMP Securities LLC to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, the Company entered into new equity distribution agreements with each FBR and JMP that reference the Company’s current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the six months ended June 30, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668. There were no stock issuances during the six months ended June 30, 2016.

On June 9, 2017, the Company closed a public offering of 3,000,000 shares of its common stock at a public offering price of $15.00 per share, raising approximately $45,000 in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, the Company sold an additional 450,000 shares of its common stock, at a public offering price of $15.00 per share, and additional $6,750 in gross proceeds for a total of $51,750. Aggregate underwriters’ discounts and commissions were $2,070 and offering costs were $127, resulting in net proceeds of approximately $49,553.

Note 10. Commitments and Contingencies

Commitments: As of June 30, 2017 and December 31, 2016, the Company had $37,419 and $37,716, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Per share data:
Net asset value at beginning of period	$14.52	$14.19
Net investment income (1)	0.71	0.89
Net gain (loss) on investments, secured borrowings and foreign currency borrowings (1)	(0.50)	0.13
Net increase in net assets from operations (1)	0.21	1.02
Stockholder distributions (2)	(0.70)	(0.70)
Effect of share issuances above (below) NAV (3)	0.02	(0.01)
Net asset value at end of period	$14.05	$14.50

Net assets at end of period	$284,308	$188,650
Shares outstanding at end of period	20,239,957	13,008,007
Per share market value at end of period	$15.23	$14.83
Total return based on market value (4)	3.58%	18.92%
Total return based on average net asset value (5)	1.41%	7.07%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	10.59%	14.07%
Ratio of total expenses to average net assets (6) (7)	8.62%	10.30%
Average debt outstanding	$184,799	$164,917
Average debt outstanding per share	$10.88	$12.68
Portfolio turnover (8)	17.73%	13.41%

(1)	Calculated using the weighted average shares outstanding during the period.

(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2017 and 2016, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(3)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.

(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.

(7)	The following is a schedule of supplemental ratios for the six months ended June 30, 2017 and 2016. These ratios have been annualized unless otherwise noted.

	June 30, 2017	June 30, 2016
Ratio of interest and other debt financing expenses to average net assets	3.32%	3.72%
Ratio of total expenses (without incentive fees) to average net assets	7.64%	8.66%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (not annualized) (9)	0.98%	1.64%

(8)	Ratios are not annualized.

(9)	The ratio of waived incentive fees to average net assets was 0.10% and zero for six months ended June 30, 2017 and 2016, respectively.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2017, our portfolio included approximately 78.8% senior secured debt, 8.4% unitranche secured debt, 8.5% junior secured debt and 4.3% equity securities, compared to December 31, 2016, when our portfolio included approximately 66.7% senior secured debt, 12.5% unitranche secured debt, 14.4% junior secured debt and 6.4% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2017, MRCC SBIC had $57.6 million in leverageable capital and $85.6 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

On June 9, 2017, we closed a public offering of 3,000,000 shares of our common stock at a public offering price of $15.00 per share, raising approximately $45.0 million in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, we sold an additional 450,000 shares of our common stock, at a public offering price of $15.00 per share, and additional $6.8 million in gross proceeds for a total of $51.8 million. Aggregate underwriters’ discounts and commissions were $2.1 and offering costs were $0.1 million, resulting in net proceeds of approximately $49.6 million.

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

Net gain (loss) on investments, secured borrowings and foreign currency borrowings

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, secured borrowings, and foreign currency borrowings within net change in unrealized gain (loss) on investments, net change in unrealized gain (loss) on secured borrowings, and net change in unrealized gain (loss) on foreign currency borrowings, respectively, in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended June 30, 2017, we invested $62.4 million in eight new portfolio companies and $11.0 million in 12 existing portfolio companies and had $41.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $31.8 million for the period.

During the six months ended June 30, 2017, we invested $89.7 million in 10 new portfolio companies and $25.2 million in 18 existing portfolio companies and had $75.5 million in aggregate amount of sales and principal repayments, resulting in net investments of $39.4 million for the period.

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

The following tables show the composition of the investment portfolio (in thousands) and associated yield data:

	June 30, 2017
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	$351,491	78.8%	9.4%	9.4%
Unitranche loans	37,302	8.4	10.4	11.5
Junior secured loans	37,709	8.5	9.0	9.0
Equity securities	19,047	4.3	10.8	10.8
Total	$445,549	100.0%	9.4%	9.6%

	December 31, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	$275,253	66.7%	9.2%	9.2%
Unitranche loans	51,638	12.5	10.9	11.4
Junior secured loans	59,366	14.4	9.7	9.7
Equity securities	26,663	6.4	10.8	10.8
Total	$412,920	100.0%	9.5%	9.6%

(1)	The weighted average contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investment and the cost basis of our preferred equity investments.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The portfolio weighted average contractual coupon yield and weighted average effective yield decreased slightly during the three and six months ended June 30, 2017 as the portfolio mix continued to shift toward senior secured loans.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$9,995	2.2%	$10,601	2.6%
Automotive	8,446	1.9	7,514	1.8
Banking, Finance, Insurance & Real Estate	61,735	13.9	37,130	9.0
Beverage, Food & Tobacco	17,517	4.0	16,794	4.1
Chemicals, Plastics & Rubber	9,541	2.1	4,040	1.0
Construction & Building	18,343	4.1	18,602	4.5
Consumer Goods: Durable	—	—	3,620	0.9
Consumer Goods: Non-Durable	19,735	4.4	32,000	7.7
Containers, Packaging & Glass	3,453	0.8	3,663	0.9
Energy: Oil & Gas	7,531	1.7	7,803	1.9
Environmental Industries	3,696	0.8	3,768	0.9
Healthcare & Pharmaceuticals	56,472	12.7	56,435	13.7
High Tech Industries	36,888	8.3	18,899	4.6
Hotels, Gaming & Leisure	36,977	8.3	38,010	9.2
Media: Advertising, Printing & Publishing	20,435	4.6	11,742	2.8
Media: Broadcasting & Subscription	17,165	3.9	18,046	4.4
Media: Diversified & Production	4,994	1.1	4,938	1.2
Metals & Mining	5,392	1.2	5,268	1.3
Retail	37,763	8.5	38,147	9.2
Services: Business	23,823	5.3	40,164	9.7
Services: Consumer	21,282	4.8	24,807	6.0
Telecommunications	3,514	0.8	3,430	0.8
Utilities: Electric	2,835	0.6	2,999	0.7
Wholesale	18,017	4.0	4,500	1.1
Total	$445,549	100.0%	$412,920	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of June 30, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	379,004	85.1
3	48,208	10.8
4	18,337	4.1
5	—	—
Total	$445,549	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	360,338	87.3
3	40,192	9.7
4	12,390	3.0
5	—	—
Total	$412,920	100.0%

Results of Operations

Operating results were as follows (dollars in thousands):

	Three months ended June 30,
	2017	2016
Total investment income	$12,268	$11,118
Total expenses, net of incentive fee waiver	6,180	5,359
Net investment income	6,088	5,759
Net realized gain (loss) on investments	2,161	—
Net realized gain (loss) on secured borrowings	66	—
Net change in unrealized gain (loss) on investments	(7,270)	(541)
Net change in unrealized gain (loss) on secured borrowings	(5)	59
Net change in unrealized gain (loss) on foreign currency borrowings	(16)	—
Net increase (decrease) in net assets resulting from operations	$1,024	$5,277

	Six months ended June 30,
	2017	2016
Total investment income	$24,274	$22,657
Total expenses, net of incentive fee waiver	12,152	11,111
Net investment income	12,122	11,546
Net realized gain (loss) on investments	2,328	587
Net realized gain (loss) on secured borrowings	66	—
Net change in unrealized gain (loss) on investments	(10,901)	1,001
Net change in unrealized gain (loss) on secured borrowings	(6)	87
Net change in unrealized gain (loss) on foreign currency borrowings	(16)	—
Net increase (decrease) in net assets resulting from operations	$3,593	$13,221

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended June 30,
	2017	2016
Interest income	$10,701	$8,930
Dividend income	250	1,051
Fee income	637	516
Prepayment gain (loss)	322	232
Accretion of discounts and amortization of premium	358	389
Total investment income	$12,268	$11,118

	Six months ended June 30,
	2017	2016
Interest income	$21,089	$17,534
Dividend income	500	2,913
Fee income	965	847
Prepayment gain (loss)	974	609
Accretion of discounts and amortization of premium	746	754
Total investment income	$24,274	$22,657

The increase in investment income of $1.2 million and $1.6 million during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, is primarily due to increases in average outstanding loan balances, partially offset by decreases in dividend income. The decrease in dividend income during the three and six months ended June 30, 2017, as compared to the prior year periods, is driven by decreases in dividend income from our investment in Rockdale Blackhawk, LLC (“Rockdale”) of $0.8 million and $2.4 million, respectively. While we have received significant equity distributions from our investment in Rockdale in the past, the timing and amount of these distributions are not within our control and are difficult to predict and may fluctuate significantly from period to period.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2017	2016
Interest and other debt financing expenses	$2,184	$1,773
Base management fees	1,903	1,504
Incentive fees, net of incentive fee waiver	1,210	1,319
Professional fees	286	238
Administrative service fees	301	304
General and administrative expenses	259	182
Excise taxes	—	—
Directors’ fees	37	39
Total expenses, net of incentive fee waiver	$6,180	$5,359

	Six months ended June 30,
	2017	2016
Interest and other debt financing expenses	$4,194	$3,464
Base management fees	3,708	3,004
Incentive fees, net of incentive fee waiver	2,500	3,059
Professional fees	577	445
Administrative service fees	631	632
General and administrative expenses	468	346
Excise taxes	—	87
Directors’ fees	74	74
Total expenses, net of incentive fee waiver	$12,152	$11,111

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2017	2016
Interest expense – revolving credit facility	$1,385	$1,188
Interest expense – SBA debentures	518	326
Amortization of deferred financing costs	255	199
Interest expense – secured borrowings	13	35
Other	13	25
Total interest and other debt financing expenses	$2,184	$1,773

	Six months ended June 30,
	2017	2016
Interest expense – revolving credit facility	$2,730	$2,316
Interest expense – SBA debentures	924	652
Amortization of deferred financing costs	486	381
Interest expense – secured borrowings	34	72
Other	20	43
Total interest and other debt financing expenses	$4,194	$3,464

The increase in expenses of $0.8 million and $1.0 million during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio. During the three and six months ended June 30, 2017, these increases were partially offset by a decline in incentive fees. During the three and six months ended June 30, 2017, MC Advisors waived part one incentive fees (based on net investment income) of $0.3 million and $0.3 million, respectively. For the three and six months ended June 30, 2016, no incentive fees were waived.

Net Realized Gain (Loss) on Investments and Secured Borrowings

During the three months ended June 30, 2017 and 2016, we had sales of investments of $2.1 million and zero resulting in $2.1 million and zero of net realized gains, respectively. During the six months ended June 30, 2017 and 2016, we had sales of investments of $4.2 million and $0.6 million resulting in $2.3 million and $0.6 million of net realized gains, respectively.

During the three months ended June 30, 2017 and 2016, we had sales of secured borrowings of $1.3 million and zero resulting in $66 thousand and zero of net realized gains, respectively. During the six months ended June 30, 2017 and 2016, we had sales of secured borrowings of $1.3 million and zero resulting in $66 thousand and zero of net realized gains, respectively.

Net Change in Unrealized Gain (Loss) on Investments, Secured Borrowings and Foreign Currency Borrowings

For the three months ended June 30, 2017 and 2016, our investments had ($7.3) million and ($0.5) million of net change in unrealized gain (loss), respectively. During the three months ended June 30, 2017, the net change in unrealized losses on the portfolio was primarily attributable to a mark-to-market loss on the common equity investment in Rockdale. For the three months ended June 30, 2017 and 2016, our secured borrowings had ($5) thousand and $59 thousand of net change in unrealized gain (loss), respectively For the three months ended June 30, 2017 and 2016, our foreign currency borrowings had ($16) thousand and zero of net change in unrealized gain (loss), respectively.

For the six months ended June 30, 2017 and 2016, our investments had ($10.9) million and $1.0 million of net unrealized gain (loss), respectively. For the six months ended June 30, 2017 and 2016, our secured borrowings had ($6) thousand and $87 thousand of net unrealized gain (loss), respectively. For the six months ended June 30, 2017 and 2016, our foreign currency borrowings had ($16) thousand and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2017 and 2016, the net increase in net assets from operations was $1.0 million and $5.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.06 and $0.41, respectively. The $4.3 million decrease during the three months ended June 30, 2017, as compared to three months ended June 30, 2016, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decline was partially offset by an increase in realized gains on the portfolio.

For the six months ended June 30, 2017 and 2016, the net increase in net assets from operations was $3.6 million and $13.2 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.21 and $1.02, respectively. The $9.6 million decrease during the six months ended June 30, 2017, as compared to six months ended June 30, 2016, is primarily the result of net unrealized mark-to-market losses on investments in the portfolio during the six months ended June 30, 2017 as compared to net unrealized mark-to-market gains on investments in the portfolio during the six months ended June 30, 2016. This decline was partially offset by an increase in realized gains on the portfolio.

Liquidity and Capital Resources

As of June 30, 2017, we had $9.9 million in cash, $5.3 million in cash at MRCC SBIC, $93.8 million of total debt outstanding on our revolving credit facility and $85.6 million in outstanding SBA-guaranteed debentures. We had $106.2 million available for additional borrowings on our revolving credit facility and $29.4 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the six months ended June 30, 2017 and 2016, we experienced a net increase (decrease) in cash and restricted cash of $6.9 million and ($0.2) million, respectively. For the six months ended June 30, 2017, operating activities used $29.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. For the six months ended June 30, 2016, operating activities provided $6.5 million, primarily as a result of net income from operations, partially offset by net cash outflows for the settlement of open trades. During the six months ended June 30, 2017, we generated $36.4 million from financing activities primarily as a result of net proceeds from capital raises and SBA debenture borrowings during the period, partially offset by net repayments on our revolving credit facility and distributions to stockholders. During the six months ended June 30, 2016, we used $6.7 million for financing activities primarily as a result of distributions to stockholders, partially offset by net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On July 14, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. On July 21, 2017 our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of June 30, 2017 and December 31, 2016, we had 20,239,957 and 16,581,869 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On July 1, 2016, we amended the ATM securities offering program with MLV & Co, LLC (“MLV”) and JMP Securities LLC to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the six months ended June 30, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. There were no stock issuances during the six months ended June 30, 2016.

On June 9, 2017, we closed a public offering of 3,000,000 shares of our common stock at a public offering price of $15.00 per share, raising approximately $45.0 million in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, we sold an additional 450,000 shares of our common stock, at a public offering price of $15.00 per share, and additional $6.8 million in gross proceeds for a total of $51.8 million. Aggregate underwriters’ discounts and commissions were $2.1 and offering costs were $0.1 million, resulting in net proceeds of approximately $49.6 million.

Borrowings

Revolving Credit Facility: As of June 30, 2017, we had U.S. dollar borrowings of $91.5 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £1.8 million ($2.3 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in change in unrealized gain (loss) on foreign currency borrowings in our consolidated statements of operations. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. This movement is beyond our control and cannot be predicted. As of December 31, 2016, we had U.S. dollar borrowings of $129.0 million outstanding under the revolving credit facility. As of June 30, 2017, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The LIBOR rate on the revolving credit facility was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% in conjunction with our capital raise on June 9, 2017, as net worth (excluding investments in MRCC SBIC) exceeded $225.0 million. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of June 30, 2017 and December 31, 2016, the outstanding borrowings were accruing at a weighted average interest rate of 4.1% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2017 was 4.0% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2017 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2016 was 3.6% and 3.5%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2016 was 0.5% and 0.5%, respectively.

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

As of June 30, 2017, MRCC SBIC had $57.6 million in leverageable capital and $85.6 million in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41.0 million in leverageable capital and $51.5 million in SBA-guaranteed debentures outstanding. As of June 30, 2017, we have made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $29.4 million in available SBA-guaranteed debentures.

As of June 30, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	2.2	%(1)	25,600
Total			$85,600

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations.

As of June 30, 2017, we did not have secured borrowings. As of December 31, 2016, secured borrowings at fair value totaled $1.3 million and the fair value of the loans that are associated with these secured borrowings was $5.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and the six months ended June 30, 2017. During the three and six months ended June 30, 2017, repayments on secured borrowings totaled $1.3 million and $1.3 million, respectively. During the three and six months ended June 30, 2016 repayments on secured borrowings totaled $0.1 million and $0.3 million, respectively. The weighted average interest rate on our secured borrowings was approximately zero and 6.3% as of June 30, 2017 and December 31, 2016, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2017, totaled $7.1 million ($0.35 per share) and $12.9 million ($0.70 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2016 totaled $4.5 million ($0.35 per share) and $9.1 million ($0.70 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2017 and 2016, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2017 and December 31, 2016, we had $37.4 million and $37.7 million, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Net Realized Gains or Losses and Net Change in Unrealized Gain or Loss

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the revolving credit facility borrowings is included in change in unrealized gain (loss) on foreign currency borrowings.

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory and Management Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the three months ended June 30, 2017, we did not accrue capital gains incentive fees. During the six months ended June 30, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations during the period. During the three months ended June 30, 2016, we had a reduction in accrued capital gains incentive fees of $97 thousand, all as a result of net declines in portfolio valuations during the period. During the six months ended June 30, 2016, we had a net increase in accrued capital gains incentive fees of $138 thousand, of which $117 thousand was related to realized capital gains and was therefore payable to MC advisors and $21 thousand was a result of net increases in portfolio valuations during the period.

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

In October 2016, the U.S Securities and Exchange Commission adopted new rules and amended rules (together “final rules”) intended to modernize the reporting and disclosures of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management is evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s consolidated financial statements and disclosures.

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

Assuming that the consolidated statement of financial condition as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(867)	$(235)	$(632)
Up 100 basis points	4,163	938	3,225
Up 200 basis points	8,403	1,877	6,526
Up 300 basis points	12,642	2,815	9,827

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of June 30, 2017, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £1.8 million ($2.3 million U.S. dollars) outstanding under the revolving credit facility.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2017	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: August 8, 2017	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

