Form 10-Q
period 2017-09-30
MONROE CAPITAL Corp
filed 2017-11-07
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, the registrant had 20,239,957 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$368,634	$353,980
Non-controlled affiliate company investments	53,595	50,041
Controlled affiliate company investments	8,868	8,899
Total investments, at fair value (amortized cost of: $439,922 and $413,242, respectively)	431,097	412,920
Cash	3,721	5,958
Restricted cash	5,689	2,373
Interest receivable	4,220	2,643
Other assets	535	651
Total assets	445,262	424,545

LIABILITIES
Debt:
Revolving credit facility	60,612	129,000
SBA debentures payable	92,100	51,500
Total debt	152,712	180,500
Less: Unamortized deferred financing costs	(4,524)	(3,945)
Total debt, less unamortized deferred financing costs	148,188	176,555
Secured borrowings, at fair value (proceeds of: $0 and $1,320, respectively)	-	1,314
Payable for open trades	7,425	-
Interest payable	541	735
Management fees payable	1,953	1,749
Incentive fees payable	1,721	1,222
Accounts payable and accrued expenses	1,855	2,120
Directors' fees payable	37	-
Total liabilities	161,720	183,695
Net assets	$283,542	$240,850

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,240 and 16,582 shares issued and outstanding, respectively	$20	$17
Capital in excess of par value	286,269	233,526
Undistributed net investment income (accumulated distributions in excess of net investment income)	6,081	7,037
Accumulated net realized gain (loss) on investments and secured borrowings	81	587
Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(8,909)	(317)
Total net assets	$283,542	$240,850

Net asset value per share	$14.01	$14.52

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$10,887	$8,387	$30,995	$25,109
Non-controlled affiliate company investments	1,470	1,117	3,777	3,282
Controlled affiliate company investments	200	20	594	30
Total interest income	12,557	9,524	35,366	28,421
Dividend income:
Non-controlled/non-affiliate company investments	251	251	751	751
Non-controlled affiliate company investments	-	1,133	-	3,546
Total dividend income	251	1,384	751	4,297
Fee income:
Non-controlled/non-affiliate company investments	661	220	1,626	1,067
Total fee income	661	220	1,626	1,067
Total investment income	13,469	11,128	37,743	33,785

Operating expenses:
Interest and other debt financing expenses	1,907	1,523	6,101	4,987
Base management fees	1,953	1,594	5,661	4,598
Incentive fees	1,721	1,223	4,471	4,282
Professional fees	277	237	854	682
Administrative service fees	295	324	926	956
General and administrative expenses	292	265	760	611
Excise taxes	100	342	100	429
Directors' fees	37	37	111	111
Expenses before incentive fee waiver	6,582	5,545	18,984	16,656
Incentive fee waiver	-	-	(250)	-
Total expenses, net of incentive fee waiver	6,582	5,545	18,734	16,656
Net investment income	6,887	5,583	19,009	17,129

Net gain (loss) on investments, secured borrowings and foreign currency borrowings:
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(2,900)	-	(572)	587
Secured borrowings	-	-	66	-
Net realized gain (loss)	(2,900)	-	(506)	587

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	3,099	200	3,788	(920)
Non-controlled affiliate company investments	454	618	(8,902)	3,814
Controlled affiliate company investments	(1,155)	(2,666)	(3,389)	(3,741)
Secured borrowings	-	(123)	(6)	(36)
Foreign currency borrowings	(67)	-	(83)	-
Net change in unrealized gain (loss)	2,331	(1,971)	(8,592)	(883)

Net gain (loss) on investments, secured borrowings and foreign currency borrowings	(569)	(1,971)	(9,098)	(296)

Net increase (decrease) in net assets resulting from operations	$6,318	$3,612	$9,911	$16,833

Per common share data:
Net investment income per share - basic and diluted	$0.34	$0.36	$1.05	$1.24
Net increase in net assets resulting from operations per share - basic and diluted	$0.31	$0.23	$0.55	$1.21
Weighted average common shares outstanding - basic and diluted	20,240	15,559	18,081	13,864

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in excess	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain (loss) on investments and	Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign
	Number of shares	Par value	of par value	investment income)	secured borrowings	currency borrowings	Total net assets
Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$-	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	-	-	-	17,129	587	(883)	16,833
Issuance of common stock, net of offering and underwriting costs	3,566	4	52,551	-	-	-	52,555
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	4	-	70	(70)	-	-	-
Distributions from net investment income	-	-	-	(14,836)	-	-	(14,836)
Balances at September 30, 2016	16,578	$17	$237,040	$3,915	$587	$(2,472)	$239,087

Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	-	-	-	19,009	(506)	(8,592)	9,911
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	-	-	-	52,221
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	34	-	525	(525)	-	-	-
Distributions from net investment income	-	-	-	(19,440)	-	-	(19,440)
Balances at September 30, 2017	20,240	$20	$286,269	$6,081	$81	$(8,909)	$283,542

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,911	$16,833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	8,503	847
Net change in unrealized (gain) loss on secured borrowings	6	36
Net change in unrealized (gain) loss on foreign currency borrowings	83	-
Net realized (gain) loss on investments	572	(587)
Net realized (gain) loss on secured borrowings	(66)	-
Payment-in-kind interest income	(1,363)	(1,430)
Net accretion of discounts and amortization of premiums	(1,278)	(1,137)
Proceeds from principal payments and sales of investments	144,445	62,459
Purchases of investments	(169,056)	(95,717)
Amortization of deferred financing costs	760	603
Changes in operating assets and liabilities:
Interest receivable	(1,577)	(515)
Other assets	116	329
Payable for open trades	7,425	(4,693)
Interest payable	(194)	(369)
Management fees payable	204	91
Incentive fees payable	499	109
Accounts payable and accrued expenses	(265)	827
Directors' fees payable	37	(37)
Net cash provided by (used in) operating activities	(1,238)	(22,351)

Cash flows from financing activities:
Borrowings on revolving credit facility	93,529	64,000
Repayments of revolving credit facility	(162,000)	(83,200)
SBA debentures borrowings	40,600	-
Payments of deferred financing costs	(1,339)	(917)
Repayments on secured borrowings	(1,254)	(902)
Proceeds from shares sold, net of offering and underwriting costs	52,221	52,555
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $525 and $70, respectively	(19,440)	(14,836)
Net cash provided by (used in) financing activities	2,317	16,700

Net increase (decrease) in Cash and Restricted Cash	1,079	(5,651)
Cash and Restricted Cash, beginning of period (1)	8,331	13,866
Cash and Restricted Cash, end of period (2)	$9,410	$8,215

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$5,405	$4,545
Cash paid for excise taxes during the period	$495	$284

(1)	Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statements of assets and liabilities as of December 31, 2016. Represents cash and restricted cash of $5,278 and $8,588, respectively, from the consolidated statements of assets and liabilities as of December 31, 2015.

(2)	Represents cash and restricted cash of $3,721 and $5,689, respectively, from the consolidated statements of assets and liabilities as of September 30, 2017. Represents cash and restricted cash of $5,974 and $2,241, respectively, from the consolidated statements of assets and liabilities as of September 30, 2016.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Bartlett Reserve Durham, LLC (e)	L+9.00%	10.23%	6/1/2018	6,468	$6,385	$6,346	2.2%
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	11.49%	2/24/2021	15,000	13,159	13,350	4.7%
Liftforward SPV II, LLC (e) (f)	L+10.75%	11.99%	11/10/2020	10,000	5,177	5,251	1.8%
				31,468	24,721	24,947	8.7%
Beverage, Food & Tobacco
All Holding Company, LLC (h)	L+7.00%	8.24%	11/15/2021	5,363	5,275	5,416	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.24%	8/23/2022	6,930	6,864	6,884	2.4%
				12,293	12,139	12,300	4.3%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.24%	7/10/2020	5,332	5,274	5,332	1.9%
Cali Bamboo, LLC (Revolver) (f)	L+8.00%	9.24%	7/10/2020	2,165	823	823	0.3%
Cornerstone Detention Products, Inc. (i)	L+9.50%	9.74% Cash/ 1.00% PIK	4/8/2019	3,566	3,541	3,530	1.2%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	9.83%	4/8/2019	400	200	198	0.1%
L.A.R.K. Industries, Inc.	L+8.50%	9.74%	9/3/2019	8,038	7,939	8,050	2.8%
				19,501	17,777	17,933	6.3%
Consumer Goods: Durable
Parterre Flooring & Surface Systems LLC (h)	L+7.25%	8.49%	8/22/2022	12,000	11,762	11,952	4.2%
Parterre Flooring & Surface Systems LLC (Revolver) (f)	L+7.25%	8.49%	8/22/2022	2,400	-	-	0.0%
				14,400	11,762	11,952	4.2%
Consumer Goods: Non-Durable
Bluestem Brands, Inc.	L+7.50%	8.74%	11/6/2020	2,637	2,620	1,870	0.7%
Solaray, LLC	L+6.50%	7.82%	9/9/2023	3,264	3,235	3,264	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	7.83%	9/9/2023	701	701	701	0.2%
				6,602	6,556	5,835	2.1%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.00% Cash/ 2.25% PIK (j)	12/20/2019	2,394	2,376	2,346	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.00%	12/20/2019	313	-	-	0.0%
				2,707	2,376	2,346	0.8%
Environmental Industries
Synergy Environmental Corporation (h)	L+8.00%	9.24%	4/29/2021	3,051	2,993	3,082	1.1%
Synergy Environmental Corporation (h)	L+8.00%	9.24%	4/29/2021	510	501	515	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+8.00%	9.24%	4/29/2018	1,342	-	-	0.0%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.24%	4/29/2021	671	47	47	0.0%
				5,574	3,541	3,644	1.3%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (e) (k)	L+8.00%	9.24%	9/13/2022	4,144	4,062	4,061	1.4%
American Optics Holdco, Inc. (Revolver) (e) (f) (k)	L+8.00%	9.24%	9/13/2022	440	-	-	0.0%
American Optics Holdco, Inc. (e) (k)	L+8.00%	9.24%	9/13/2022	762	747	747	0.3%
American Optics Holdco, Inc. (Revolver) (e) (f) (k)	L+8.00%	9.24%	9/13/2022	440	-	-	0.0%
Beaver-Visitec International Holdings, Inc.	L+5.00%	6.33%	8/19/2023	4,950	4,907	4,975	1.7%
Edge Systems Holdings Corp.	L+7.75%	8.99%	12/1/2021	3,406	3,347	3,465	1.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

September 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Edge Systems Holdings Corp. (Revolver) (f)	P+6.75%	11.00%	12/1/2021	260	$31	$31	0.0%
Familia Dental Group Holdings, LLC (h)	L+8.00%	9.24%	4/8/2021	5,294	5,229	5,336	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	9.24%	4/8/2021	509	509	513	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	9.24%	4/8/2021	573	229	229	0.1%
				20,778	19,061	19,357	6.8%
High Tech Industries
Answers Finance, LLC	L+5.00%	6.24%	4/15/2021	254	251	248	0.1%
BCC Software, LLC (h)	L+8.00%	9.24%	6/20/2019	3,139	3,109	3,150	1.1%
BCC Software, LLC (Revolver) (f)	L+8.00%	9.24%	6/20/2019	469	-	-	0.0%
Corbett Technology Solutions, Inc. (h)	L+7.00%	8.24%	11/7/2021	4,331	4,276	4,375	1.5%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	8.24%	11/7/2021	868	217	217	0.1%
Energy Services Group, LLC	L+9.82%	11.16%	5/4/2022	4,620	4,564	4,657	1.6%
Energy Services Group, LLC (e) (l)	L+9.82%	10.82%	5/4/2022	2,474	2,360	2,485	0.9%
Energy Services Group, LLC (Delayed Draw)(f) (g)	L+9.82%	11.16%	5/4/2022	1,313	1,096	1,121	0.4%
Newforma, Inc. (h)	L+7.50%	8.83%	6/30/2022	15,000	14,782	15,060	5.3%
Newforma, Inc. (Revolver) (f)	L+7.50%	8.83%	6/30/2022	1,250	175	175	0.1%
				33,718	30,830	31,488	11.1%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	7.74%	8/31/2022	2,592	2,548	2,631	0.9%
Miles Partnership LLC	L+11.00%	10.33% Cash/ 2.00% PIK	3/24/2021	5,925	5,884	5,964	2.1%
Miles Partnership LLC (Delayed Draw) (f) (g)	L+11.00%	10.33% Cash/ 2.00% PIK	3/24/2021	1,417	1,071	1,076	0.4%
Miles Partnership LLC (Revolver) (f)	L+11.00%	10.33% Cash/ 2.00% PIK	3/24/2021	320	160	160	0.1%
TRG, LLC	L+12.41%	8.74% Cash/ 4.91% PIK (m)	3/31/2021	17,079	16,982	17,173	6.1%
TRG, LLC (CapEx) (f)	L+9.50%	8.73% Cash/ 2.00% PIK	3/31/2021	1,592	958	967	0.3%
TRG, LLC (Revolver) (f)	L+9.50%	10.74%	3/31/2021	262	131	131	0.0%
Vacation Innovations, LLC (n)	L+9.66%	8.24% Cash/ 2.66% PIK (o)	8/20/2020	9,477	9,353	10,414	3.7%
Vacation Innovations, LLC (Delayed Draw) (f) (g)	L+7.00%	8.24%	8/20/2020	2,037	-	-	0.0%
Vacation Innovations, LLC (Revolver) (f)	L+7.00%	8.24%	8/20/2020	342	-	-	0.0%
				41,043	37,087	38,516	13.6%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.74%	12/22/2021	4,938	4,851	4,965	1.8%
Destination Media, Inc. (h)	L+6.50%	7.74%	4/7/2022	7,900	7,791	8,034	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	7.74%	4/7/2022	542	-	-	0.0%
				13,380	12,642	12,999	4.6%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	10.74%	12/17/2020	11,927	11,719	11,927	4.2%
				11,927	11,719	11,927	4.2%
Retail
Forman Mills, Inc. (h)	L+7.50%	8.74%	10/4/2021	8,500	8,358	8,415	3.0%
LuLu's Fashion Lounge, LLC	L+7.00%	8.24%	8/23/2022	5,000	4,852	5,010	1.8%
The Worth Collection, Ltd. (h)	L+8.50%	9.74%	9/29/2021	10,588	10,411	9,095	3.2%
Yandy Holding, LLC	L+9.00%	10.24%	9/30/2019	4,884	4,851	4,748	1.7%
Yandy Holding, LLC (Revolver) (f)	L+9.00%	10.24%	9/30/2019	907	-	-	0.0%
				29,879	28,472	27,268	9.7%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.24%	6/30/2022	5,000	4,904	4,990	1.8%
EB Employee Solutions, LLC (h)	L+8.50%	10.00%	2/28/2019	3,219	3,188	3,127	1.1%
First Call Resolution, LLC (h)	L+8.00%	9.24%	9/22/2022	5,000	4,913	4,913	1.7%
Madison Logic, Inc. (h)	L+8.00%	9.24%	11/30/2021	10,303	10,124	10,355	3.6%
Madison Logic, Inc. (Delayed Draw) (f) (g)	L+8.00%	9.24%	11/30/2021	4,818	-	-	0.0%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.24%	11/30/2021	988	-	-	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

September 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Q-Tragon Holdings, LLC (h)	L+7.00%	8.24%	5/2/2022	3,908	$3,854	$3,879	1.4%
Q-Tragon Holdings, LLC (Revolver) (f)	L+7.00%	8.24%	5/2/2022	307	-	-	0.0%
				33,543	26,983	27,264	9.6%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+5.50%	6.80%	7/1/2020	4,560	4,499	4,571	1.6%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+11.50%	12.80%	7/1/2020	4,780	4,712	4,758	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	L+8.50%	9.80%	8/11/2018	236	-	-	0.0%
				9,576	9,211	9,329	3.3%
Telecommunications
Peerless Network, Inc. (h)	L+9.25%	9.74% Cash/ 0.75% PIK (p)	12/11/2020	3,325	3,268	3,333	1.2%
				3,325	3,268	3,333	1.2%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	6.83%	8/31/2023	2,782	2,758	2,801	1.0%
				2,782	2,758	2,801	1.0%
Wholesale
Mid-West Wholesale Hardware Co. (h)	L+8.00%	9.24%	2/9/2022	11,910	11,697	11,803	4.2%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	9.24%	2/9/2022	4,421	505	501	0.2%
				16,331	12,202	12,304	4.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans				308,827	273,105	275,543	97.2%

Unitranche Loans
Chemicals, Plastics & Rubber
MFG Chemical, LLC (h)	L+6.00%	7.24%	6/23/2022	8,855	8,729	8,864	3.1%
				8,855	8,729	8,864	3.1%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (q)	L+7.75%	8.99%	12/26/2019	13,728	13,546	13,371	4.7%
				13,728	13,546	13,371	4.7%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.00%	12/27/2017	6,120	6,071	5,955	2.1%
Collaborative Neuroscience Network, LLC	L+15.00%	12.00% Cash/ 3.00% PIK	12/26/2017	293	293	293	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.24%	12/27/2017	200	191	195	0.1%
Priority Ambulance, LLC (h)	L+6.50%	7.83%	4/12/2022	7,000	6,870	7,014	2.5%
				13,613	13,425	13,457	4.8%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.00%	12/31/2021	4,409	4,405	4,189	1.5%
				4,409	4,405	4,189	1.5%
Wholesale
Gracelock Industries, LLC	L+13.74%	11.00% Cash/ 4.24% PIK (r)	5/7/2019	4,721	4,671	4,711	1.6%
				4,721	4,671	4,711	1.6%
Total Non-Controlled/Non-Affiliate Unitranche Loans				45,326	44,776	44,592	15.7%

Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.31%	8/2/2022	5,000	4,940	5,028	1.8%
				5,000	4,940	5,028	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.75%	11.00%	5/8/2019	8,594	8,322	8,458	3.0%
				8,594	8,322	8,458	3.0%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.05%	7/3/2021	5,792	5,792	5,488	1.9%
				5,792	5,792	5,488	1.9%
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	9.82%	7/31/2024	3,000	2,956	3,034	1.1%
				3,000	2,956	3,034	1.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

September 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
High Tech Industries
Answers Finance, LLC	P+7.90%	12.15%	9/15/2021		395	$393	$366	0.1%
Micro Holdings Corp. (s)	L+7.50%	8.82%	8/18/2025		3,000	2,970	2,987	1.0%
					3,395	3,363	3,353	1.1%
Media: Broadcasting & Subscription
Mergermarket USA, Inc. (s)	L+7.25%	8.49%	8/3/2025		4,500	4,455	4,539	1.6%
					4,500	4,455	4,539	1.6%
Media: Diversified & Production
SCP TPZ Acquisition, Inc.	L+8.25%	9.57%	5/29/2022		5,000	4,945	5,006	1.8%
					5,000	4,945	5,006	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	12.33%	12/31/2018		625	618	625	0.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	L+9.00%	10.25%	7/1/2020		3,000	3,000	3,024	1.1%
					3,625	3,618	3,649	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					38,906	38,391	38,555	13.6%

Equity Securities (t)
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units)	-	- (u)	12/27/2022		-	-	-	0.0%
						-	-	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	-	- (u)	-		-	2,413	1,244	0.4%
						2,413	1,244	0.4%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	-	- (u)	-		-	200	33	0.0%
						200	33	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 units)	-	- (u)	-		-	129	142	0.1%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (e) (k)	-	- (u)	9/18/2025		-	-	215	0.1%
						129	357	0.2%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	-	-	-		-	86	118	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	-	-	-		-	1	-	0.0%
						87	118	0.0%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00%	-		-	8,125	8,192	2.9%
						8,125	8,192	2.9%
Total Non-Controlled/Non-Affiliate Equity Securities						10,954	9,944	3.5%
Total Non-Controlled/Non-Affiliate Company Investments						$367,226	$368,634	130.0%

Non-Controlled Affiliate Company Investments (v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+8.00%	9.50%	7/22/2019		7,667	$7,581	$7,441	2.6%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		4,363	4,320	4,269	1.5%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK	n/a	(w)	536	529	536	0.2%
American Community Homes, Inc.	L+8.00%	9.50%	7/22/2019		444	433	430	0.2%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		226	220	221	0.1%
American Community Homes, Inc. (Delayed Draw)(f) (g)	L+8.00%	9.50%	7/22/2019		444	-	-	0.0%
American Community Homes, Inc. (Delayed Draw)(f) (g)	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		222	-	-	0.0%
					13,902	13,083	12,897	4.6%
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC	n/a	12.00% PIK (x)	8/29/2019		1,157	1,157	-	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

September 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Rocket Dog Brands, LLC	n/a	15.00% PIK	(x)	8/29/2019	422	$416	$54	0.0%
Rocket Dog Brands, LLC	n/a	17.00% PIK	(x)	3/30/2018	235	235	202	0.1%
					1,814	1,808	256	0.1%
Containers, Packaging & Glass
Summit Container Corporation (h)	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019	3,575	3,552	3,421	1.2%
Summit Container Corporation (h)	L+12.00%	12.00% Cash/ 2.00% PIK		9/27/2022	1,500	1,500	1,498	0.5%
					5,075	5,052	4,919	1.7%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+13.00%	14.24%		3/31/2020	10,922	10,302	10,797	3.8%
Rockdale Blackhawk, LLC (Capex)	L+13.00%	14.24%		3/31/2020	549	549	542	0.2%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.24%		3/31/2020	1,849	1,849	1,824	0.6%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.24%		3/31/2020	3,236	3,236	3,192	1.1%
SHI Holdings, Inc. (h)	L+9.75%	10.99%		7/10/2019	2,625	2,604	2,625	0.9%
SHI Holdings, Inc. (Revolver) (f)	L+9.75%	10.99%		7/10/2019	2,046	2,024	2,035	0.7%
					21,227	20,564	21,015	7.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.24% PIK		9/12/2019	4,151	4,116	3,580	1.3%
Luxury Optical Holdings Co. (Delayed Draw) (f)(g)	L+11.50%	12.74% PIK		9/12/2019	1,176	741	741	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.24% PIK		9/12/2019	191	191	165	0.1%
					5,518	5,048	4,486	1.7%
Total Non-Controlled Affiliate Senior Secured Loans					47,536	45,555	43,573	15.4%

Junior Secured Loans
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC	n/a	15.00% PIK	(x)	5/1/2020	2,011	2,011	-	0.0%
					2,011	2,011	-	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					2,011	2,011	-	0.0%

Equity Securities
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	-	-	(u)	10/9/2024	-	-	610	0.2%
						-	610	0.2%
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC - Common Units (75,502 units)	-	-	(u)	-	-	-	-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units)	n/a	15.00% PIK	(y)	-	-	967	-	0.0%
						967	-	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	-	-	(u)	1/6/2024	-	-	-	0.0%
						-	-	0.0%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest)	-	-		-	-	1,093	8,620	3.0%
SHI Holdings, Inc. (24 shares of common stock)	-	-	(u)	-	-	27	792	0.3%
						1,120	9,412	3.3%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	-	-	(u)	-	-	-	-	0.0%
						-	-	0.0%
Total Non-Controlled Affiliate Equity Securities						2,087	10,022	3.5%
Total Non-Controlled Affiliate Company Investments						$49,653	$53,595	18.9%

Controlled Affiliate Company Investments (z)
Senior Secured Loans
Retail
TPP Operating, Inc.	L+6.00%	7.50% PIK	(x)	11/8/2018	9,370	$9,330	$-	0.0%
TPP Operating, Inc.	L+6.00%	7.50	%(x)	11/8/2018	6,885	6,885	5,295	1.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS  – (continued)

(unaudited)

September 30, 2017

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
TPP Operating, Inc.	L+9.61%	11.11	%(x)	11/8/2018	3,573	$3,573	$3,573	1.2%
Total Controlled Affiliate Senior Secured Loans					19,828	19,788	8,868	3.1%

Equity Securities
Retail
TPP Acquisition, Inc. (829 shares of common stock)	-	-	(u)	-	-	-	-	0.0%
TPP Operating, Inc. (40 shares of common stock)	-	-	(u)	-	-	3,255	-	0.0%
Total Controlled Affiliate Equity Securities						3,255	-	0.0%
Total Controlled Affiliate Company Investments						$23,043	$8,868	3.1%

TOTAL INVESTMENTS						$439,922	$431,097	152.0%

(a) All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.

(b) The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d) Percentages are based on net assets of $283,542 as of September 30, 2017.

(e) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017, non-qualifying assets totaled 7.29% of the Company’s total assets.

(f) All or a portion of this commitment was unfunded at September 30, 2017. As such, interest is earned only on the funded portion of this commitment.

(g) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(h) All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(i) A portion of this loan (principal of $2,139) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(j) The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(k) This is an international company.

(l) This term loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

(m) A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.91% per annum.

(n) A portion of this loan (principal of $4,185) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(o) A portion of the PIK interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.16% per annum.

(p) The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(q) A portion of this loan (principal of $5,034) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(r) The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.

(s) Investment position or portion thereof unsettled as of September 30, 2017.

(t) Represents less than 5% ownership of the portfolio company’s voting securities.

(u) Represents a non-income producing security.

(v) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(w) This is a demand note with no stated maturity.

(x) This position was on non-accrual status as of September 30, 2017, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(y) This position includes a PIK dividend and is currently on non-accrual status.

(z) As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Cyalume Technologies Holdings, Inc. (e)	L+9.00%	10.00%	5/18/2020	4,291	$4,204	$4,462	1.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	L+9.00%	10.00%	5/18/2020	387	387	402	0.2%
Cyalume Technologies Holdings, Inc. (Revolver) (f)	L+9.00%	10.00%	5/18/2020	1,528	-	-	0.0%
				6,206	4,591	4,864	2.1%
Automotive
Inteva Products, LLC	L+8.50%	9.75%	9/8/2021	1,978	1,967	1,998	0.8%
Tectum Holdings, Inc.	L+4.75%	5.75%	8/24/2023	1,995	1,976	2,025	0.8%
				3,973	3,943	4,023	1.6%
Banking, Finance, Insurance & Real Estate
Liftforward SPV II, LLC (f) (g)	L+10.75%	11.51%	11/10/2020	10,000	254	254	0.1%
Repay Holdings, LLC	L+9.00%	9.76%	9/1/2021	12,000	11,802	11,934	5.0%
Repay Holdings, LLC (Revolver) (f)	L+9.00%	9.76%	9/1/2021	1,200	-	-	0.0%
Shields Land Company of Georgia, LLC (g)	L+9.50%	10.15%	12/28/2017	2,450	2,425	2,445	1.0%
				25,650	14,481	14,633	6.1%
Beverage, Food & Tobacco
All Holding Company, LLC (e)	L+7.00%	7.76%	11/15/2021	5,466	5,363	5,493	2.3%
California Pizza Kitchen, Inc.	L+6.00%	7.00%	8/23/2022	6,983	6,913	6,966	2.9%
				12,449	12,276	12,459	5.2%
Construction & Building
Cali Bamboo, LLC	L+8.50%	9.26%	7/10/2020	5,423	5,350	5,531	2.3%
Cali Bamboo, LLC (Revolver) (f)	L+8.50%	9.26%	7/10/2020	1,624	65	65	0.0%
Cornerstone Detention Products, Inc. (h)	L+10.50%	10.50% Cash/ 1.00% PIK	4/8/2019	3,784	3,747	3,599	1.5%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+9.50%	10.50%	4/8/2019	400	-	-	0.0%
G&M Opco LLC (e)	L+7.50%	8.26%	6/23/2020	3,006	2,951	3,066	1.3%
L.A.R.K. Industries, Inc.	L+7.00%	8.00%	9/3/2019	6,257	6,169	6,341	2.6%
				20,494	18,282	18,602	7.7%
Consumer Goods: Non-Durable
360 Holdings III Corp.	L+9.00%	10.00%	10/1/2021	5,925	5,718	5,718	2.4%
Bluestem Brands, Inc.	L+7.50%	8.50%	11/6/2020	2,758	2,737	2,404	1.0%
Solaray, LLC	L+6.50%	7.50%	9/9/2023	3,297	3,265	3,280	1.4%
Solaray, LLC (Delayed Draw) (f) (i)	L+6.50%	7.50%	9/9/2023	703	-	-	0.0%
				12,683	11,720	11,402	4.8%
Energy: Oil & Gas
Diesel Direct Holdings, Inc. (e)	L+7.00%	7.76%	2/17/2020	5,225	5,217	5,277	2.2%
Landpoint, LLC	L+12.75%	12.00% Cash/ 2.25% PIK (j)	12/20/2019	2,632	2,602	2,526	1.1%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.00%	12/20/2019	313	-	-	0.0%
				8,170	7,819	7,803	3.3%
Environmental Industries
Synergy Environmental Corporation (e)	L+8.00%	8.76%	4/29/2021	3,130	3,068	3,148	1.3%
Synergy Environmental Corporation (e)	L+8.00%	8.76%	4/29/2021	523	513	526	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (i)	L+8.00%	8.76%	4/29/2018	1,342	-	-	0.0%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	8.76%	4/29/2021	671	94	94	0.0%
				5,666	3,675	3,768	1.5%
Healthcare & Pharmaceuticals
Beaver-Visitec International Holdings, Inc.	L+5.00%	6.00%	8/19/2023	4,988	4,939	4,988	2.1%
Edge Systems Holdings Corp.	L+8.00%	9.00%	11/29/2021	3,740	3,667	3,665	1.5%
Edge Systems Holdings Corp. (Revolver) (f)	L+8.00%	9.00%	11/29/2021	260	-	-	0.0%
Familia Dental Group Holdings, LLC (e)	L+8.00%	8.76%	4/8/2021	5,397	5,327	5,480	2.3%
Familia Dental Group Holdings, LLC (Delayed Draw)	L+8.00%	8.76%	4/8/2021	519	519	527	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	8.76%	4/8/2021	573	57	57	0.0%
Precision Toxicology, LLC (e)	L+11.50%	10.26% Cash/ 2.00% PIK	3/24/2020	4,242	4,186	4,244	1.8%
				19,719	18,695	18,961	7.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
High Tech Industries
Answers Corporation	P+6.25%	10.00	%(k)	10/1/2021	2,903	$2,819	$1,495	0.6%
BCC Software, LLC (e)	L+8.00%	9.00%		6/20/2019	2,204	2,186	2,203	0.9%
BCC Software, LLC (Revolver) (f)	L+8.00%	9.00%		6/20/2019	469	-	-	0.0%
Corbett Technology Solutions, Inc. (e)	L+7.00%	7.76%		11/7/2021	4,500	4,434	4,511	1.9%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	7.76%		11/7/2021	867	-	-	0.0%
					10,943	9,439	8,209	3.4%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	7.50%		8/31/2022	2,612	2,562	2,635	1.1%
BC Equity Ventures LLC	L+6.50%	7.50%		8/31/2022	375	372	373	0.2%
Miles Media Group LLC	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	6,110	6,052	6,119	2.5%
Miles Media Group LLC (Delayed Draw) (f) (i)	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	1,455	-	-	0.0%
Miles Media Group LLC (Revolver) (f)	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	320	-	-	0.0%
TRG, LLC	L+13.80%	8.12% Cash/ 6.30% PIK	(l)	3/31/2021	11,876	11,837	11,960	5.0%
TRG, LLC (Revolver)	L+9.50%	10.12%		3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx) (f)	L+9.50%	8.12% Cash/ 2.00% PIK		3/31/2021	1,609	943	946	0.4%
Vacation Innovations, LLC (m)	L+9.40%	7.76% Cash/ 2.42% PIK	(n)	8/20/2020	10,553	10,382	10,848	4.5%
Vacation Innovations, LLC (Revolver) (f)	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	342	-	-	0.0%
Vacation Innovations, LLC (Delayed Draw) (f) (i)	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	2,037	-	-	0.0%
					37,420	32,279	33,012	13.8%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.26%		12/22/2021	5,000	4,908	4,900	2.0%
AdTheorent, Inc. (Revolver) (f)	L+8.50%	9.26%		12/22/2021	515	77	77	0.0%
InMobi Pte, Ltd. (Delayed Draw) (f) (g) (i)	L+10.17%	10.98%		9/1/2018	10,000	6,667	6,587	2.7%
					15,515	11,652	11,564	4.7%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	10.26%		12/17/2020	13,407	13,127	13,675	5.7%
					13,407	13,127	13,675	5.7%
Metals & Mining
O'Brien Industrial Holdings, LLC	L+7.75%	8.75%		5/13/2019	5,286	5,219	5,268	2.2%
					5,286	5,219	5,268	2.2%
Retail
Forman Mills, Inc. (e)	L+7.50%	8.50%		10/4/2021	8,500	8,337	8,470	3.5%
Luxury Optical Holdings Co.	L+11.50%	9.00% Cash/ 3.50% PIK		9/12/2019	4,012	3,965	3,948	1.6%
Luxury Optical Holdings Co. (Revolver) (f)	L+8.00%	9.00%		9/12/2019	273	-	-	0.0%
The Worth Collection, Ltd. (e)	L+8.50%	9.26%		9/29/2021	11,000	10,789	11,132	4.6%
Yandy Holding, LLC	L+9.00%	10.00%		9/30/2019	5,677	5,625	5,581	2.3%
Yandy Holding, LLC (Revolver) (f)	L+9.00%	10.00%		9/30/2019	907	-	-	0.0%
					30,369	28,716	29,131	12.0%
Services: Business
EB Employee Solutions, LLC (e)	L+8.50%	10.00%		2/28/2019	3,370	3,324	3,263	1.4%
Madison Logic, Inc. (e)	L+8.00%	8.76%		11/30/2021	10,500	10,291	10,610	4.4%
Madison Logic, Inc. (Delayed Draw) (f) (i)	L+8.00%	8.76%		11/30/2021	4,818	-	-	0.0%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	8.76%		11/30/2021	988	-	-	0.0%
SNI Companies (o)	L+8.00%	9.00%		12/31/2018	5,357	5,299	5,378	2.2%
SNI Companies (Revolver) (f)	L+8.00%	9.00%		12/31/2018	1,250	313	313	0.1%
					26,283	19,227	19,564	8.1%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+5.50%	6.50%		7/1/2020	4,698	4,619	4,693	1.9%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+11.50%	12.50%		7/1/2020	4,849	4,765	4,805	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	L+8.50%	9.50%		8/11/2017	236	-	-	0.0%
					9,783	9,384	9,498	3.9%
Telecommunications
Peerless Network, Inc. (e)	L+8.50%	9.18% Cash/ 0.75% PIK	(p)	12/11/2020	3,500	3,431	3,430	1.4%
					3,500	3,431	3,430	1.4%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	6.50%		8/31/2023	2,993	2,964	2,999	1.3%
					2,993	2,964	2,999	1.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					270,509	230,920	232,865	96.7%

Unitranche Loans
Automotive
Fabco Automotive Corporation	L+11.25%	8.00% Cash/ 4.25% PIK		4/3/2019	8,587	8,553	3,491	1.4%
					8,587	8,553	3,491	1.4%
Consumer Goods: Durable
MooreCo, Inc.	L+14.50%	13.50% Cash/ 2.50% PIK		12/27/2017	3,620	3,600	3,620	1.5%
					3,620	3,600	3,620	1.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (q)	L+6.00%	7.00%	12/26/2019	14,291	$14,045	$14,219	5.9%
				14,291	14,045	14,219	5.9%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (r)	L+11.50%	13.00%	12/27/2017	6,120	6,059	5,814	2.4%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK	12/27/2017	286	286	286	0.1%
				6,406	6,345	6,100	2.5%
Hotels, Gaming & Leisure
Playtime, LLC	L+8.50%	9.00% Cash/ 1.00% PIK	12/31/2021	5,405	5,381	4,797	2.0%
				5,405	5,381	4,797	2.0%
Services: Business
Output Services Group, Inc.	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	6,500	6,432	6,520	2.7%
Output Services Group, Inc.	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	8,296	8,189	8,391	3.5%
				14,796	14,621	14,911	6.2%
Wholesale
Gracelock Industries, LLC	L+13.74%	11.00% Cash/ 4.24% PIK (s)	5/7/2019	4,888	4,816	4,500	1.9%
				4,888	4,816	4,500	1.9%
Total Non-Controlled/Non-Affiliate Unitranche Loans				57,993	57,361	51,638	21.4%

Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.00%	8/2/2022	5,000	4,933	5,040	2.1%
				5,000	4,933	5,040	2.1%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.00%	10.25%	5/8/2019	8,594	8,215	8,547	3.5%
				8,594	8,215	8,547	3.5%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	8.75%	7/3/2021	5,792	5,792	4,335	1.8%
				5,792	5,792	4,335	1.8%
Chemicals, Plastics & Rubber
New NSI Holdings, Inc.	L+8.25%	9.25%	7/28/2022	4,000	3,949	4,040	1.7%
				4,000	3,949	4,040	1.7%
Consumer Goods: Non-Durable
Mud Pie, LLC	n/a	10.00% Cash/ 1.50% PIK	11/4/2020	5,221	5,145	5,325	2.2%
				5,221	5,145	5,325	2.2%
High Tech Industries
Hyland Software Inc.	L+7.25%	8.25%	7/1/2023	5,000	4,832	5,100	2.1%
Micro Holdings Corp.	L+7.50%	8.50%	7/8/2022	5,590	5,475	5,590	2.3%
				10,590	10,307	10,690	4.4%
Media: Broadcasting & Subscription
Mergermarket USA, Inc.	L+6.50%	7.50%	12/19/2021	4,500	4,400	4,371	1.8%
				4,500	4,400	4,371	1.8%
Media: Diversified & Production
SCP TPZ Acquisition, Inc.	L+8.25%	9.25%	5/29/2022	5,000	4,938	4,938	2.1%
				5,000	4,938	4,938	2.1%
Services: Business
Sterling Merger Sub Corp.	L+7.75%	8.75%	6/19/2023	5,000	4,958	4,892	2.0%
				5,000	4,958	4,892	2.0%
Services: Consumer
Education Corporation of America	L+11.00%	12.00%	12/31/2018	4,167	4,099	4,167	1.7%
Pre-Paid Legal Services, Inc. (Legal Shield)	L+9.00%	10.25%	7/1/2020	3,000	3,000	3,021	1.3%
				7,167	7,099	7,188	3.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans				60,864	59,736	59,366	24.6%

Equity Securities (t)
Aerospace & Defense
Cyalume Technologies Holdings, Inc. - Series D Preferred Stock (3.06 shares)	-	- (u)	-	-	-	697	0.3%
					-	697	0.3%
Automotive
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity)	-	- (u)	-	-	-	-	0.0%
					-	-	0.0%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units)	-	- (u)	12/27/2022	-	-	-	0.0%
					-	-	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Hotels, Gaming & Leisure
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity)	-	-	(u)	12/21/2023		-	$-	$201	0.1%
Playtime, LLC - Preferred Units (8,665 units)	-	-	(u)	-		-	200	-	0.0%
							200	201	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity) (g)	-	-	(u)	9/18/2025		-	-	49	0.0%
AdTheorent, Inc. (128,866 shares of common stock)	-	-	(u)	-		-	129	129	0.1%
							129	178	0.1%
Metals & Mining
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)	-	-	(u)	5/13/2024		-	-	-	0.0%
							-	-	0.0%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	-	-		-		-	86	117	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	-	-		-		-	1	-	0.0%
							87	117	0.0%
Services: Business
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)	-	-	(u)	12/17/2022		-	-	797	0.3%
							-	797	0.3%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00%		-		-	8,125	8,121	3.4%
							8,125	8,121	3.4%
Total Non-Controlled/Non-Affiliate Equity Securities							8,541	10,111	4.2%
Total Non-Controlled/Non-Affiliate Company Investments							$356,558	$353,980	146.9%

Non-Controlled Affiliate Company Investments (v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+8.00%	9.50%		7/22/2019		7,667	$7,550	$7,816	3.3%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK		7/22/2019		4,217	4,158	4,301	1.8%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK		n/a	(w)	518	508	518	0.2%
						12,402	12,216	12,635	5.3%
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC	n/a	12.00% PIK		8/29/2019		1,124	1,125	464	0.2%
Rocket Dog Brands, LLC	n/a	15.00% PIK		8/29/2019		407	402	365	0.2%
Rocket Dog Brands, LLC	n/a	17.00% PIK		3/31/2017		225	225	225	0.1%
						1,756	1,752	1,054	0.5%
Containers, Packaging & Glass
Summit Container Corporation (e)	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019		3,624	3,582	3,550	1.5%
						3,624	3,582	3,550	1.5%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+11.00%	12.00%		3/31/2020		10,923	10,155	10,933	4.5%
Rockdale Blackhawk, LLC (Revolver) (f)	L+11.00%	12.00%		3/31/2020		1,849	924	924	0.4%
Rockdale Blackhawk, LLC (Capex)	L+11.00%	12.00%		3/31/2020		565	565	565	0.2%
SHI Holdings, Inc. (e)	L+9.25%	10.01%		7/10/2019		2,625	2,592	2,625	1.1%
SHI Holdings, Inc. (Revolver) (f)	L+9.25%	10.01%		7/10/2019		1,773	1,188	1,203	0.5%
						17,735	15,424	16,250	6.7%
Total Non-Controlled Affiliate Senior Secured Loans						35,517	32,974	33,489	14.0%

Junior Secured Loans
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC	n/a	15.00% PIK		5/1/2020		1,938	1,938	-	0.0%
						1,938	1,938	-	0.0%
Total Non-Controlled Affiliate Junior Secured Loans						1,938	1,938	-	0.0%

Equity Securities
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	-	-	(u)	10/9/2024		-	-	1,315	0.6%
							-	1,315	0.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC - Common Units (75,502 units)	-	-	(u)	-	-	$-	$-	0.0%
Rocket Dog Brands, LLC - Preferred Units (10 units)	-	15.00% PIK	(x)	-	-	967	-	0.0%
						967	-	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	-	-	(u)	1/6/2024	-	-	113	0.0%
						-	113	0.0%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest)	-	-		-	-	1,093	14,655	6.1%
SHI Holdings, Inc. (24 shares of common stock)	-	-	(u)	-	-	27	469	0.2%
						1,120	15,124	6.3%
Total Non-Controlled Affiliate Equity Securities						2,087	16,552	6.9%
Total Non-Controlled Affiliate Company Investments						$36,999	$50,041	20.9%

Controlled Affiliate Company Investments (y)
Senior Secured Loans
Retail
TPP Operating, Inc.	L+6.00%	7.50	%(k)	11/8/2018	9,370	$9,330	$1,799	0.7%
TPP Operating, Inc.	L+6.00%	7.50	%(k)	11/8/2018	4,344	4,344	4,344	1.8%
TPP Operating, Inc.	L+9.61%	11.11	%(k)	11/8/2018	2,756	2,756	2,756	1.1%
					16,470	16,430	8,899	3.6%
Total Controlled Affiliate Senior Secured Loans					16,470	16,430	8,899	3.6%

Equity Securities
Retail
TPP Acquisition, Inc. (829 shares of common stock)	-	-	(u)	-	-	-	-	0.0%
TPP Operating, Inc. (40 shares of common stock)	-	-	(u)	-	-	3,255	-	0.0%
Total Controlled Affiliate Equity Securities						3,255	-	0.0%
Total Controlled Affiliate Company Investments						$19,685	$8,899	3.6%

TOTAL INVESTMENTS						$413,242	$412,920	171.4%

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

(c) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d) Percentages are based on net assets of $240,850 as of December 31, 2016.

(e) All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(f) All or a portion of this commitment was unfunded at December 31, 2016. As such, interest is earned only on the funded portion of this commitment.

(g) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, non-qualifying assets totaled 2.20% of the Company’s total assets.

(h) A portion of this loan (principal of $2,271) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(i) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(j) The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(k) This position was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(l) A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.30% per annum.

(m) A portion of this loan (principal of $4,660) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(n) A portion of the PIK interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.92% per annum.

(o) A portion of this loan (principal of $3,435) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(p) The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(q) A portion of this loan (principal of $5,240) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(r) The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.

(s) The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.

(t) Represents less than 5% ownership of the portfolio company’s voting securities.

(u) Represents a non-income producing security.

(v) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(w) This is a demand note with no stated maturity.

(x) This position includes a PIK dividend and is currently on non-accrual status.

(y) As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2017, MRCC SBIC had $57,624 in leverageable capital and $92,100 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,571 and $6,192 as of September 30, 2017 and December 31, 2016, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2017 totaled $755 and $2,732, respectively. For the three and nine months ended September 30, 2016, upfront loan origination and closing fees received totaled $694 and $2,190, respectively. For the three and nine months ended September 30, 2017, interest income included $532 and $1,278 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and nine months ended September 30, 2016, interest income included $383 and $1,137 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and nine months ended September 30, 2017, interest income included $514 and $1,488 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and nine months ended September 30, 2016, interest income included $227 and $836 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended September 30, 2017, interest income included $345 and $1,363 of PIK interest, respectively. For the three and nine months ended September 30, 2016, interest income included $600 and $1,430 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

 Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. The Company generally reverses accrued interest when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $9,124 and $10,394 at September 30, 2017 and December 31, 2016, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2017 and December 31, 2016, the Company had unamortized deferred financing costs of $4,524 and $3,945, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2017 was $274 and $760, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2016 was $222 and $603, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of September 30, 2017 and December 31, 2016, other assets on the consolidated statements of assets and liabilities included $308 and $281, respectively, of deferred offering costs which will be charged against the proceeds from future equity offerings when received.

Investments Denominated in Foreign Currency

As of September 30, 2017, the Company held an investment in one portfolio company that was denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2017, $100 and $100, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. For the three and nine months ended September 30, 2016, $342 and $429, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2017. The 2013 through 2016 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued and such disclosure is included in Note 12. Other than what was disclosed in Note 12, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2017.

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

In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended rules (together “final rules”) intended to modernize the reporting and disclosures of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company has adopted the final rules, as applicable, and the revised presentation is reflected in the Company’s consolidated financial statements for the periods presented.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2017		December 31, 2016
Amortized Cost:
Senior secured loans	$338,448	76.9%	$280,324	67.8%
Unitranche loans	44,776	10.2	57,361	13.9
Junior secured loans	40,402	9.2	61,674	14.9
Equity securities	16,296	3.7	13,883	3.4
Total	$439,922	100.0%	$413,242	100.0%

	September 30, 2017		December 31, 2016
Fair Value:
Senior secured loans	$327,984	76.1%	$275,253	66.7%
Unitranche loans	44,592	10.4	51,638	12.5
Junior secured loans	38,555	8.9	59,366	14.4
Equity securities	19,966	4.6	26,663	6.4
Total	$431,097	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2017		December 31, 2016
Amortized Cost:
International	$4,809	1.1%	$6,667	1.6%
Midwest	61,311	14.0	59,710	14.5
Northeast	123,686	28.1	105,482	25.5
South	—	—	2,425	0.6
Southeast	69,641	15.8	60,719	14.7
Southwest	50,681	11.5	50,562	12.2
West	129,794	29.5	127,677	30.9
Total	$439,922	100.0%	$413,242	100.0%

	September 30, 2017		December 31, 2016
Fair Value:
International	$5,023	1.2%	$6,636	1.6%
Midwest	60,373	14.0	60,579	14.7
Northeast	124,326	28.8	108,188	26.2
South	—	—	2,445	0.6
Southeast	70,959	16.5	61,128	14.8
Southwest	44,416	10.3	54,263	13.1
West	126,000	29.2	119,681	29.0
Total	$431,097	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2017		December 31, 2016
Amortized Cost:
Aerospace & Defense	$4,940	1.1%	$9,524	2.3%
Automotive	—	—	12,496	3.0
Banking, Finance, Insurance & Real Estate	46,126	10.5	34,912	8.4
Beverage, Food & Tobacco	17,931	4.1	18,068	4.4
Chemicals, Plastics & Rubber	8,729	2.0	3,949	1.0
Construction & Building	17,777	4.0	18,282	4.4
Consumer Goods: Durable	11,762	2.7	3,600	0.9
Consumer Goods: Non-Durable	24,888	5.7	35,567	8.6
Containers, Packaging & Glass	5,052	1.2	3,582	0.9
Energy: Oil & Gas	2,376	0.5	7,819	1.9
Environmental Industries	3,541	0.8	3,675	0.9
Healthcare & Pharmaceuticals	57,126	13.0	41,584	10.1
High Tech Industries	36,606	8.3	19,746	4.8
Hotels, Gaming & Leisure	41,692	9.5	37,860	9.2
Media: Advertising, Printing & Publishing	12,771	2.9	11,781	2.8
Media: Broadcasting & Subscription	16,174	3.7	17,527	4.2
Media: Diversified & Production	4,945	1.1	4,938	1.2
Metals & Mining	—	—	5,219	1.3
Retail	56,650	12.9	48,488	11.7
Services: Business	26,983	6.1	38,806	9.4
Services: Consumer	20,954	4.8	24,608	5.9
Telecommunications	3,268	0.7	3,431	0.8
Utilities: Electric	2,758	0.6	2,964	0.7
Wholesale	16,873	3.8	4,816	1.2
Total	$439,922	100.0%	$413,242	100.0%

	September 30, 2017		December 31, 2016
Fair Value:
Aerospace & Defense	$5,028	1.2%	$10,601	2.6%
Automotive	—	—	7,514	1.8
Banking, Finance, Insurance & Real Estate	46,912	10.9	37,130	9.0
Beverage, Food & Tobacco	17,788	4.1	16,794	4.1
Chemicals, Plastics & Rubber	8,864	2.1	4,040	1.0
Construction & Building	17,933	4.2	18,602	4.5
Consumer Goods: Durable	11,952	2.8	3,620	0.9
Consumer Goods: Non-Durable	19,462	4.5	32,000	7.7
Containers, Packaging & Glass	4,919	1.1	3,663	0.9
Energy: Oil & Gas	2,346	0.5	7,803	1.9
Environmental Industries	3,644	0.8	3,768	0.9
Healthcare & Pharmaceuticals	66,275	15.4	56,435	13.7
High Tech Industries	36,085	8.4	18,899	4.6
Hotels, Gaming & Leisure	42,738	9.9	38,010	9.2
Media: Advertising, Printing & Publishing	13,356	3.1	11,742	2.8
Media: Broadcasting & Subscription	16,466	3.8	18,046	4.4
Media: Diversified & Production	5,006	1.2	4,938	1.2
Metals & Mining	—	—	5,268	1.3
Retail	40,740	9.5	38,147	9.2
Services: Business	27,264	6.3	40,164	9.7
Services: Consumer	21,170	4.9	24,807	6.0
Telecommunications	3,333	0.8	3,430	0.8
Utilities: Electric	2,801	0.6	2,999	0.7
Wholesale	17,015	3.9	4,500	1.1
Total	$431,097	100.0%	$412,920	100.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments as of September 30, 2017 and December 31, 2016 were categorized as Level 3 investments.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of September 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$327,984	$327,984
Unitranche loans	—	—	44,592	44,592
Junior secured loans	—	—	38,555	38,555
Equity securities	—	—	19,966	19,966
Total Investments	$—	$—	$431,097	$431,097

Secured borrowings	$—	$—	$—	$—

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

 Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans ranged between 6.24% to 15.24% at September 30, 2017 and 5.75% to 17.00% at December 31, 2016. The maturity dates on the loans outstanding at September 30, 2017 range between December 2017 and August 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2017:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2017	$351,491	$37,302	$37,709	$19,047	$445,549	$—
Reclassifications (1)	(15,747)	15,747	—	—	—	—
Net change in unrealized gain (loss) on investments	(3,380)	4,554	305	919	2,398	—
Net realized gain (loss) on investments	—	(3,399)	7	492	(2,900)	—
Purchases of investments and other adjustments to cost (2)	44,119	225	10,691	—	55,035	—
Proceeds from principal payments and sales on investments (3)	(48,499)	(9,837)	(10,157)	(492)	(68,985)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of September 30, 2017	$327,984	$44,592	$38,555	$19,966	$431,097	$—

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314
Reclassifications (1)	(18,542)	15,747	382	2,413	—	—
Net change in unrealized gain (loss) on investments	(5,237)	5,382	462	(9,110)	(8,503)	—
Net realized gain (loss) on investments	41	(3,399)	7	2,779	(572)	—
Purchases of investments and other adjustments to cost (2)	155,915	4,889	10,893	—	171,697	—
Proceeds from principal payments and sales on investments (3)	(79,446)	(29,665)	(32,555)	(2,779)	(144,445)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	6
Repayments on secured borrowings	—	—	—	—	—	(1,254)
Net realized (gain) loss on secured borrowings	—	—	—	—	—	(66)
Balance as of September 30, 2017	$327,984	$44,592	$38,555	$19,966	$431,097	$—

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2016:

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2016	$201,002	$53,920	$64,955	$22,931	$342,808	$2,112
Reclassifications	—	—	—	—	—	—
Net change in unrealized gain (loss) on investments	(2,739)	(635)	873	653	(1,848)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (2)	50,384	197	191	—	50,772	—
Proceeds from principal payments and sales on investments (3)	(8,127)	(1,624)	(5,325)	—	(15,076)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	123
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(625)
Balance as of September 30, 2016	$240,520	$51,858	$60,694	$23,584	$376,656	$1,610

	Investments
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications (1)	6,525	(6,525)	—	—	—	—
Net change in unrealized gain (loss) on investments	(3,360)	(2,349)	332	4,530	(847)	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost (2)	88,497	1,719	8,068	—	98,284	—
Proceeds from principal payments and sales on investments (3)	(41,701)	(9,077)	(11,094)	(587)	(62,459)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	36
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(902)
Balance as of September 30, 2016	$240,520	$51,858	$60,694	$23,584	$376,656	$1,610

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and nine months ended September 30, 2017, attributable to Level 3 investments still held at September 30, 2017, was ($254) and ($11,637), respectively. The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and nine months ended September 30, 2016, attributable to Level 3 investments still held at September 30, 2016, was ($1,821) and ($377), respectively. The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on secured borrowings for the three and nine months ended September 30, 2016, attributable to Level 3 secured borrowings still held at September 30, 2016, was ($123) and ($36), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2017 and 2016.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2017 were as follows:

					Weighted	Range
	Fair Value		Valuation Technique	Unobservable Input	Average Mean	Minimum	Maximum
Assets:
Senior secured loans	$257,683		Discounted cash flow	EBITDA multiples	6.9x	1.3x	14.0x
				Market yields	11.5%	6.8%	22.0%
Senior secured loans	13,350		Waterfall	Delinquency ratio	0.0%	0.0%	0.0%
Senior secured loans	12,897		Discounted cash flow	Tangible book value multiples	1.4x	1.3x	1.4x
				Market yields	13.8%	9.8%	19.2%
Senior secured loans	9,124		Enterprise value	Revenue multiples	0.3x	0.3x	0.6x
Senior secured loans	8,405		Enterprise value	EBITDA multiples	7.1x	5.5x	9.0x
Unitranche loans	44,299		Discounted cash flow	EBITDA multiples	7.2x	4.5x	8.5x
				Market yields	13.6%	6.5%	20.9%
Unitranche loans	293		Enterprise value	EBITDA multiples	5.0x	4.5x	5.5x
Junior secured loans	5,653		Discounted cash flow	EBITDA multiples	8.9x	3.8x	10.0x
				Market yields	11.5%	10.6%	13.5%
Equity securities	9,705		Enterprise value	EBITDA multiples	5.2x	4.5x	9.5x
Equity securities	8,192		Discounted cash flow	EBITDA multiples	4.0x	3.8x	4.3x
				Market yields	19.0%	18.0%	20.0%
Equity securities	610		Enterprise value	Tangible book value multiples	1.4x	1.3x	1.4x
Equity securities	215		Enterprise value	Revenue multiples	2.5x	2.4x	2.6x
Total Level 3 Assets	$370,426	(1)

Liabilities:
Secured Borrowings	$—

(1)	Excludes loans of $57,521 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required. Also excludes loans of $3,150 at fair value which were fully repaid subsequent to September 30, 2017 where valuation represents the repayment price.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $92,100 and $51,500, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2017 and 2016 were as follows:

Portfolio Company	Fair value at December 31, 2016	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at September 30, 2017
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$13,950	$—	$647	$—	$168	$52	$—	$(1,310)	$13,507
Luxury Optical Holdings Co. (2)	—	3,970	808	—	68	4	—	(364)	4,486
Rockdale Blackhawk, LLC (3)	27,077	—	4,161	(16)	—	147	—	(6,394)	24,975
Rocket Dog Brands, LLC	1,054	—	—	—	130	(1)	—	(927)	256
SHI Holdings, Inc.	4,297	—	833	—	—	15		307	5,452
Summit Container Corporation	3,663	—	1,499	(102)	55	18	—	(214)	4,919
Total non-controlled affiliate company investments	$50,041	$3,970	$7,948	$(118)	$421	$235	$—	$(8,902)	$53,595
Controlled affiliate company investments (1) :
TPP Acquisition, Inc. (4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
TPP Operating, Inc. (4)	8,899	—	4,330	(972)	—	—	—	(3,389)	8,868
Total controlled affiliate company investments	$8,899	$—	$4,330	$(972)	$—	$—	$—	$(3,389)	$8,868

Portfolio Company	Fair value at December 31, 2015	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at September 30, 2016
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$11,692	$—	$488	$—	$153	$44	$—	$1,045	$13,422
Rockdale Blackhawk, LLC	21,903	—	462	(2,187)	—	140	—	3,945	24,263
Rocket Dog Brands, LLC	1,752	—	384	(12)	319	7	—	(1,293)	1,157
Summit Container Corporation	3,400	—	137	(141)	48	20	—	117	3,581
Total non-controlled affiliate company investments	$38,747	$—	$1,471	$(2,340)	$520	$211	$—	$3,814	$42,423
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$6,525	$—	$4,769	$(1,304)	$—	$—	$—	$(3,741)	$6,249
Total controlled affiliate company investments	$6,525	$—	$4,769	$(1,304)	$—	$—	$—	$(3,741)	$6,249

	For the nine months ended September 30,
	2017			2016
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments (1) :
American Community Homes, Inc.	$1,142	$—	$—	$1,073	$—	$—
Luxury Optical Holdings Co.	142	—	—	—	—	—
Rockdale Blackhawk, LLC	1,518	—	—	1,373	3,546	—
Rocket Dog Brands, LLC	126	—	—	351	—	—
SHI Holdings, Inc.	367	—	—	—	—	—
Summit Container Corporation	482	—	—	485	—	—
Total non-controlled affiliate company investments	$3,777	$—	$—	$3,282	$3,546	$—
Controlled affiliate company investments (1) :
TPP Acquisition, Inc.	$—	$—	$—	$30	$—	$—
TPP Operating, Inc.	594	—	—	—	—	—
Total controlled affiliate company investments	$594	$—	$—	$30	$—	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company provided a follow-on investment to Luxury Optical Holdings Co. (“LOH”) as a part of a restructuring during the three months ended September 30, 2017. As part of the restructuring, the Company also received 9.6% of the equity of LOH. For the purpose of this schedule, transfers in represents the fair value at June 30, 2017.
(3)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the three months ended September 30, 2017. In conjunction with the follow-on investment, the Company also received an additional 6.4% of the equity of Rockdale, increasing total equity ownership to 18.0%.
(4)	On September 2, 2016, TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company, submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court. The sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company owns 40% of the equity interests in both the former operating company, TPP Acquisition, Inc. (which is in wind-down) and the new operating company, TPP Operating, Inc. During the bankruptcy period, the Company and the other existing lenders provided additional financing through a debtor-in-possession financing (“DIP”) facility. Upon the purchase of TPP Acquisition, Inc.’s assets, TPP Operating, Inc. entered into a new credit facility with the existing lenders, including the Company. The principal amount of the new facility with TPP Operating, Inc. represented the amount owed to the lenders under the pre-petition facilities plus the amount funded under the DIP facility, less the amount of the credit bid. The cost basis of the Company’s equity investment in TPP Operating, Inc. represents the credit bid and equates to the reduction of principal outstanding on the debt facilities when the new facility was issued to TPP Operating, Inc. As of September 30, 2017, the Company valued its positions in TPP Operating, Inc. utilizing an enterprise value waterfall model. The key inputs to the model were an estimated 2017 revenue forecast and revenue multiple developed using comparable public and private company data.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash) and is payable in arrears. Base management fees for the three and nine months ended September 30, 2017 were $1,953 and $5,661, respectively. Base management fees for the three and nine months ended September 30, 2016 were $1,594 and $4,598, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Incentive fees, excluding the impact of the incentive fee waiver, for the three and nine months ended September 30, 2017 were $1,721 and $4,471, respectively. Incentive fees for the three months ended September 30, 2017 consisted solely of part one incentive fees (based on net investment income) of $1,721. Incentive fees for the nine months ended September 30, 2017, consisted of part one incentive fees of $4,646 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($175). Part two incentive fees reduced total incentive fees for the nine months ended September 30, 2017, primarily as a result of net unrealized losses during the period. Incentive fees for the three and nine months ended September 30, 2016 were $1,223 and $4,282, respectively. Incentive fees for the three months ended September 30, 2016, consisted of part one incentive fees of $1,361 and part two incentive fees of ($138). Part two incentive fees reduced the total incentive fees for the three months ended September 30, 2016, primarily as a result of net unrealized losses during the period. Incentive fees for the nine months ended September 30, 2016, consisted solely of part one incentive fees of $4,282. For the three and nine months ended September 30, 2017, MC Advisors waived part one incentive fees of zero and $250, respectively. For the three and nine months ended September 30, 2016 no incentive fees were waived. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2017, the Company incurred $864 and $2,540, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $295 and $926, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2016, the Company incurred $826 and $2,249, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $324 and $956, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2017 and December 31, 2016, $295 and $330, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2017 and December 31, 2016, the Company had accounts payable to members of the Board of $37 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of September 30, 2017, the Company had U.S. dollar borrowings of $58,200 and non-U.S. dollar borrowings denominated in Great Britain pounds of £1,800 ($2,412 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in change in unrealized gain (loss) on foreign currency borrowings in the Company’s consolidated statements of operations. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had U.S. dollar borrowings of $129,000 outstanding under the revolving credit facility. As of September 30, 2017, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The LIBOR rate on the revolving credit facility was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% in conjunction with the Company’s capital raise on June 9, 2017, as net worth (excluding investments in MRCC SBIC) exceeded $225,000. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of September 30, 2017 and December 31, 2016, the outstanding borrowings were accruing at a weighted average interest rate of 4.0% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2017 was 4.1% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2017 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2016 was 3.7% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2016 was 0.5% and 0.5%, respectively.

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

As of September 30, 2017, MRCC SBIC had $57,624 in leverageable capital and $92,100 in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41,000 in leverageable capital and $51,500 in SBA-guaranteed debentures outstanding. As of September 30, 2017, the Company has made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $22,900 in available SBA-guaranteed debentures.

As of September 30, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
Total		$92,100

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of September 30, 2017, there were no secured borrowings. As of December 31, 2016, secured borrowings at fair value totaled $1,314 and the fair value of the loans that are associated with these secured borrowings was $5,814. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, repayments on secured borrowings totaled zero and $1,254, respectively. During the three and nine months ended September 30, 2016 repayments on secured borrowings totaled $625 and $902, respectively. The weighted average interest rate on the Company’s secured borrowings was approximately zero and 6.3% as of September 30, 2017 and December 31, 2016, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended September 30,
	2017	2016
Interest expense – revolving credit facility	$944	$935
Interest expense – SBA debentures	683	329
Amortization of deferred financing costs	274	222
Interest expense – secured borrowings	—	27
Other	6	10
Total interest and other debt financing expenses	$1,907	$1,523

	Nine months ended September 30,
	2017	2016
Interest expense – revolving credit facility	$3,674	$3,251
Interest expense – SBA debentures	1,607	981
Amortization of deferred financing costs	760	603
Interest expense – secured borrowings	34	99
Other	26	53
Total interest and other debt financing expenses	$6,101	$4,987

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
August 31, 2017	September 15, 2017	September 29, 2017	0.35	7,084	—	—	6,508	93
Total distributions declared			$1.05	$19,440	34,149	$525	6,508	$93

Nine months ended September 30, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—	—	18,518	275
August 30, 2016	September 15, 2016	September 30, 2016	0.35	5,730	4,493	70	—	—
Total distributions declared			$1.05	$14,836	4,493	$70	38,662	$552

Note 9. Stock Activity

Stock Issuances: On July 1, 2016, the Company amended the ATM securities offering program with MLV & Co, LLC (“MLV”) and JMP Securities LLC to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, the Company entered into new equity distribution agreements with each FBR and JMP that reference the Company’s current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the nine months ended September 30, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668. There were no stock issuances under the Prior ATM Program during the nine months ended September 30, 2016.

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

On July 25, 2016, the Company closed a public offering of 3,100,000 shares of common stock at a public offering price of $15.50 per share, raising approximately $48,050 in gross proceeds. On August 3, 2016, the Company sold an additional 465,000 shares of common stock at a public offering price of $15.50 per share, raising approximately $7,208 in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2,210 and offering costs were $528, resulting in net proceeds of $52,520.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2017 and December 31, 2016, the Company had $33,110 and $37,716, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Per share data:
Net asset value at beginning of period	$14.52	$14.19
Net investment income (1)	1.05	1.24
Net gain (loss) on investments, secured borrowings and foreign currency borrowings (1)	(0.50)	(0.03)
Net increase in net assets from operations (1)	0.55	1.21
Stockholder distributions (2)	(1.05)	(1.05)
Other (3)	(0.01)	0.07
Net asset value at end of period	$14.01	$14.42

Net assets at end of period	$283,542	$239,087
Shares outstanding at end of period	20,239,957	16,577,500
Per share market value at end of period	$14.31	$15.73
Total return based on market value (4)	(0.29)%	28.98%
Total return based on average net asset value (5)	3.78%	8.41%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	10.24%	12.15%
Ratio of total expenses to average net assets (6) (7)	9.01%	10.40%
Average debt outstanding	$177,739	$153,163
Average debt outstanding per share	$9.83	$11.05
Portfolio turnover (8)	33.83%	17.79%

(1)	Calculated using the weighted average shares outstanding during the period.

(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2017 and 2016, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.

(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.

(7)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2017 and 2016. These ratios have been annualized unless otherwise noted.

	September 30, 2017	September 30, 2016
Ratio of interest and other debt financing expenses to average net assets	3.11%	3.33%
Ratio of total expenses (without incentive fees) to average net assets	7.40%	8.26%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (not annualized) (9)	1.61%	2.14%

(8)	Ratios are not annualized.

(9)	The ratio of waived incentive fees to average net assets was 0.10% and zero for nine months ended September 30, 2017 and 2016, respectively.

Note 12. Subsequent Events

On November 1, 2017, the Company announced the formation of a joint venture with NLV Financial Corporation (“NLV”), the parent of National Life Insurance Company, to create MRCC Senior Loan Fund I, LLC (the “Senior Loan Fund”). The Senior Loan Fund is expected to invest primarily in senior secured loans to middle market companies in the United States. The Company and NLV have each initially committed $50,000 of capital to the joint venture. In addition, the Senior Loan Fund intends to obtain third party financing that is expected to allow the joint venture to access market levels of leverage.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2017, our portfolio included approximately 76.1% senior secured debt, 10.4% unitranche debt, 8.9% junior secured debt and 4.6% equity securities, compared to December 31, 2016, when our portfolio included approximately 66.7% senior secured debt, 12.5% unitranche debt, 14.4% junior secured debt and 6.4% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2017, MRCC SBIC had $57.6 million in leverageable capital and $92.1 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Net gain (loss) on investments, secured borrowings and foreign currency borrowings

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, secured borrowings, and foreign currency borrowings within net change in unrealized gain (loss) on investments, secured borrowings, and foreign currency borrowings in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2017, we invested $29.7 million in six new portfolio companies and $24.5 million in 20 existing portfolio companies and had $69.0 million in aggregate amount of sales and principal repayments, resulting in net repayments of $14.8 million for the period.

During the nine months ended September 30, 2017, we invested $125.0 million in 16 new portfolio companies and $44.1 million in 26 existing portfolio companies and had $144.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $24.7 million for the period.

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

The following tables show the composition of the investment portfolio (in thousands) and associated yield data:

	September 30, 2017
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	$327,984	76.1%	9.5%	9.5%
Unitranche loans	44,592	10.4	9.7	11.1
Junior secured loans	38,555	8.9	9.4	9.4
Equity securities	19,966	4.6	10.8	10.8
Total	$431,097	100.0%	9.8%	9.9%

	December 31, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	$275,253	66.7%	9.2%	9.2%
Unitranche loans	51,638	12.5	10.9	11.4
Junior secured loans	59,366	14.4	9.7	9.7
Equity securities	26,663	6.4	10.8	10.8
Total	$412,920	100.0%	9.5%	9.6%

(1)	The weighted average contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investment and the cost basis of our preferred equity investments.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The portfolio weighted average contractual coupon yield and weighted average effective yield increased slightly during the three and nine months ended September 30, 2017 and the portfolio mix continued to shift toward senior secured loans.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$5,028	1.2%	$10,601	2.6%
Automotive	—	—	7,514	1.8
Banking, Finance, Insurance & Real Estate	46,912	10.9	37,130	9.0
Beverage, Food & Tobacco	17,788	4.1	16,794	4.1
Chemicals, Plastics & Rubber	8,864	2.1	4,040	1.0
Construction & Building	17,933	4.2	18,602	4.5
Consumer Goods: Durable	11,952	2.8	3,620	0.9
Consumer Goods: Non-Durable	19,462	4.5	32,000	7.7
Containers, Packaging & Glass	4,919	1.1	3,663	0.9
Energy: Oil & Gas	2,346	0.5	7,803	1.9
Environmental Industries	3,644	0.8	3,768	0.9
Healthcare & Pharmaceuticals	66,275	15.4	56,435	13.7
High Tech Industries	36,085	8.4	18,899	4.6
Hotels, Gaming & Leisure	42,738	9.9	38,010	9.2
Media: Advertising, Printing & Publishing	13,356	3.1	11,742	2.8
Media: Broadcasting & Subscription	16,466	3.8	18,046	4.4
Media: Diversified & Production	5,006	1.2	4,938	1.2
Metals & Mining	—	—	5,268	1.3
Retail	40,740	9.5	38,147	9.2
Services: Business	27,264	6.3	40,164	9.7
Services: Consumer	21,170	4.9	24,807	6.0
Telecommunications	3,333	0.8	3,430	0.8
Utilities: Electric	2,801	0.6	2,999	0.7
Wholesale	17,015	3.9	4,500	1.1
Total	$431,097	100.0%	$412,920	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of September 30, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	350,064	81.2
3	62,504	14.5
4	18,529	4.3
5	—	—
Total	$431,097	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	360,338	87.3
3	40,192	9.7
4	12,390	3.0
5	—	—
Total	$412,920	100.0%

Results of Operations

Operating results were as follows (dollars in thousands):

	Three months ended September 30,
	2017	2016
Total investment income	$13,469	$11,128
Total expenses	6,582	5,545
Net investment income	6,887	5,583
Net realized gain (loss) on investments	(2,900)	—
Net realized gain (loss) on secured borrowings	—	—
Net change in unrealized gain (loss) on investments	2,398	(1,848)
Net change in unrealized gain (loss) on secured borrowings	—	(123)
Net change in unrealized gain (loss) on foreign currency borrowings	(67)	—
Net increase (decrease) in net assets resulting from operations	$6,318	$3,612

	Nine months ended September 30,
	2017	2016
Total investment income	$37,743	$33,785
Total expenses, net of incentive fee waiver	18,734	16,656
Net investment income	19,009	17,129
Net realized gain (loss) on investments	(572)	587
Net realized gain (loss) on secured borrowings	66	—
Net change in unrealized gain (loss) on investments	(8,503)	(847)
Net change in unrealized gain (loss) on secured borrowings	(6)	(36)
Net change in unrealized gain (loss) on foreign currency borrowings	(83)	—
Net increase (decrease) in net assets resulting from operations	$9,911	$16,833

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	Three months ended September 30,
	2017	2016
Interest income	$11,511	$8,914
Dividend income	251	1,384
Fee income	661	220
Prepayment gain (loss)	514	227
Accretion of discounts and amortization of premium	532	383
Total investment income	$13,469	$11,128

	Nine months ended September 30,
	2017	2016
Interest income	$32,600	$26,448
Dividend income	751	4,297
Fee income	1,626	1,067
Prepayment gain (loss)	1,488	836
Accretion of discounts and amortization of premium	1,278	1,137
Total investment income	$37,743	$33,785

The increase in investment income of $2.3 million and $4.0 million during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is primarily due to increases in average outstanding loan balances and increases in prepayment loan activity, partially offset by decreases in dividend income. The decrease in dividend income during the three and nine months ended September 30, 2017, as compared to the prior year periods, is driven by decreases in dividend income from our investment in Rockdale Blackhawk, LLC (“Rockdale”) of $1.1 million and $3.5 million, respectively. While we have received significant equity distributions from our investment in Rockdale in the past, the timing and amount of these distributions are not within our control and are difficult to predict and may fluctuate significantly from period to period.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2017	2016
Interest and other debt financing expenses	$1,907	$1,523
Base management fees	1,953	1,594
Incentive fees	1,721	1,223
Professional fees	277	237
Administrative service fees	295	324
General and administrative expenses	292	265
Excise taxes	100	342
Directors’ fees	37	37
Total expenses	$6,582	$5,545

	Nine months ended September 30,
	2017	2016
Interest and other debt financing expenses	$6,101	$4,987
Base management fees	5,661	4,598
Incentive fees, net of incentive fee waiver	4,221	4,282
Professional fees	854	682
Administrative service fees	926	956
General and administrative expenses	760	611
Excise taxes	100	429
Directors’ fees	111	111
Total expenses, net of incentive fee waiver	$18,734	$16,656

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2017	2016
Interest expense – revolving credit facility	$944	$935
Interest expense – SBA debentures	683	329
Amortization of deferred financing costs	274	222
Interest expense – secured borrowings	—	27
Other	6	10
Total interest and other debt financing expenses	$1,907	$1,523

	Nine months ended September 30,
	2017	2016
Interest expense – revolving credit facility	$3,674	$3,251
Interest expense – SBA debentures	1,607	981
Amortization of deferred financing costs	760	603
Interest expense – secured borrowings	34	99
Other	26	53
Total interest and other debt financing expenses	$6,101	$4,987

The increase in expenses of $1.0 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, is primarily due to an increase in base management fees and part one incentive fees (based on net investment income) due to the growth in invested assets and an increase in interest expense primarily as a result of additional SBA-guaranteed debenture borrowings required to support the growth of the portfolio. These increases were partially offset by a decline in the accrual for excise taxes for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, no incentive fees were waived.

The increase in expenses of $2.1 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio. These increases were partially offset by a decline in the accrual for excise taxes for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, MC Advisors waived part one incentive fees (based on net investment income) of $0.3 million and zero, respectively.

Net Realized Gain (Loss) on Investments and Secured Borrowings

During the three months ended September 30, 2017 and 2016, we had sales of investments of $12.5 million and zero resulting in ($2.9) million and zero of net realized gains (losses), respectively. The net realized losses on the portfolio were primarily driven by the exit of our investment in Fabco Automotive Corporation (“Fabco”). During the nine months ended September 30, 2017 and 2016, we had sales of investments of $16.7 million and $0.6 million resulting in ($0.6) million and $0.6 million of net realized gains (losses), respectively.

During the three months ended September 30, 2017 and 2016, we had no sales of secured borrowings. During the nine months ended September 30, 2017 and 2016, we had sales of secured borrowings of $1.3 million and zero resulting in $66 thousand and zero of net realized gains, respectively.

Net Change in Unrealized Gain (Loss) on Investments, Secured Borrowings and Foreign Currency Borrowings

For the three months ended September 30, 2017 and 2016, our investments had $2.4 million and ($1.8) million of net change in unrealized gain (loss), respectively. During the three months ended September 30, 2017, the net change in unrealized gains on the portfolio included the reversal of a mark-to-market loss on Fabco. The sale of our investment in Fabco during the three months ended September 30, 2017 occurred at a value above the most recent fair market value. For the three months ended September 30, 2017 and 2016, our secured borrowings had zero and ($0.1) million of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2017 and 2016, our foreign currency borrowings had ($67) thousand and zero of net change in unrealized gain (loss), respectively.

  For the nine months ended September 30, 2017 and 2016, our investments had ($8.5) million and ($0.8) million of net change in unrealized gain (loss), respectively. The net change in unrealized losses during the nine months ended September 30, 2017 was primarily attributable to mark-to-market losses on our common equity investment in Rockdale and our debt investment in TPP Operating Inc. For the nine months ended September 30, 2017 and 2016, our secured borrowings had ($6) thousand and ($36) thousand of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2017 and 2016, our foreign currency borrowings had ($83) thousand and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2017 and 2016, the net increase in net assets from operations was $6.3 million and $3.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.31 and $0.23, respectively. The $2.7 million increase during the three months ended September 30, 2017, as compared to three months ended September 30, 2016, is primarily the result of an increase in net investment income and unrealized mark-to-market gains on investments in the portfolio during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. These increases were partially offset by an increase in realized losses on the portfolio during the three months ended September 30, 2017.

For the nine months ended September 30, 2017 and 2016, the net increase in net assets from operations was $9.9 million and $16.8 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.55 and $1.21, respectively. The $6.9 million decrease during the nine months ended September 30, 2017, as compared to nine months ended September 30, 2016, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, partially offset by an increase in net investment income over the same period.

Liquidity and Capital Resources

As of September 30, 2017, we had $3.7 million in cash, $5.7 million in cash at MRCC SBIC, $60.6 million of total debt outstanding on our revolving credit facility and $92.1 million in outstanding SBA-guaranteed debentures. We had $139.4 million available for additional borrowings on our revolving credit facility and $22.9 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2017 and 2016, we experienced a net increase (decrease) in cash and restricted cash of $1.1 million and ($5.7) million, respectively. For the nine months ended September 30, 2017, operating activities used $1.2 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. For the nine months ended September 30, 2016, operating activities used $22.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the nine months ended September 30, 2017, we generated $2.3 million from financing activities primarily as a result of net proceeds from capital raises and SBA debenture borrowings during the period, partially offset by net repayments on our revolving credit facility and distributions to stockholders. During the nine months ended September 30, 2016, we generated $16.7 million for financing activities primarily as a result of proceeds from our capital raise during the period, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On July 14, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. On July 21, 2017 our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of September 30, 2017 and December 31, 2016, we had 20,239,957 and 16,581,869 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On July 1, 2016, we amended the ATM securities offering program with MLV & Co, LLC (“MLV”) and JMP Securities LLC to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the nine months ended September 30, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. There were no stock issuances under the Prior ATM Program during the nine months ended September 30, 2016.

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

Borrowings

Revolving Credit Facility: As of September 30, 2017, we had U.S. dollar borrowings of $58.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £1.8 million ($2.4 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in change in unrealized gain (loss) on foreign currency borrowings in our consolidated statements of operations. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. As of December 31, 2016, we had U.S. dollar borrowings of $129.0 million outstanding under the revolving credit facility. As of September 30, 2017, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The LIBOR rate on the revolving credit facility was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% in conjunction with our capital raise on June 9, 2017, as net worth (excluding investments in MRCC SBIC) exceeded $225.0 million. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of September 30, 2017 and December 31, 2016, the outstanding borrowings were accruing at a weighted average interest rate of 4.0% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2017 was 4.1% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2017 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2016 was 3.7% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2016 was 0.5% and 0.5%, respectively.

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

As of September 30, 2017, MRCC SBIC had $57.6 million in leverageable capital and $92.1 million in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41.0 million in leverageable capital and $51.5 million in SBA-guaranteed debentures outstanding. As of September 30, 2017, we have made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $22.9 million in available SBA-guaranteed debentures.

As of September 30, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
Total		$92,100

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of September 30, 2017, we did not have secured borrowings. As of December 31, 2016, secured borrowings at fair value totaled $1.3 million and the fair value of the loans that are associated with these secured borrowings was $5.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the year ended December 31, 2016 and the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, repayments on secured borrowings totaled zero and $1.3 million, respectively. During the three and nine months ended September 30, 2016 repayments on secured borrowings totaled $0.6 million and $0.9 million, respectively. The weighted average interest rate on our secured borrowings was approximately zero and 6.3% as of September 30, 2017 and December 31, 2016, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2017, totaled $7.1 million ($0.35 per share) and $20.0 million ($1.05 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2016 totaled $5.8 million ($0.35 per share) and $14.8 million ($1.05 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2017 and 2016, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2017 and December 31, 2016, we had $33.1 million and $37.7 million, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On November 1, 2017, we announced the formation of a joint venture with NLV Financial Corporation (“NLV”), the parent of National Life Insurance Company, to create MRCC Senior Loan Fund I, LLC (the “Senior Loan Fund”). The Senior Loan Fund is expected to invest primarily in senior secured loans to middle market companies in the United States. Monroe Capital Corporation and NLV have each initially committed $50.0 million of capital to the joint venture. In addition, the Senior Loan Fund intends to obtain third party financing that is expected to allow the joint venture to access market levels of leverage.

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

Net Realized Gains or Losses and Net Change in Unrealized Gain or Loss

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. Additionally, we do not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments in fair value on our consolidated statements of operations. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the revolving credit facility borrowings is included in change in unrealized gain (loss) on foreign currency borrowings.

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

During the three months ended September 30, 2017, we did not accrue capital gains incentive fees. During the nine months ended September 30, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations during the period. During the three months ended September 30, 2016, we had a reduction in accrued capital gains incentive fees of $0.1 million, as a result of net declines in portfolio valuations during the period. During the nine months ended September 30, 2016, we did not accrue any capital gains incentive fees based on the performance of our portfolio.

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

In October 2016, the SEC adopted new rules and amended rules (together “final rules”) intended to modernize the reporting and disclosures of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. We have adopted the final rules, as applicable, and the revised presentation is reflected in our consolidated financial statements for the periods presented.

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

Assuming that the consolidated statement of financial condition as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(863)	$(152)	$(711)
Up 100 basis points	3,851	606	3,245
Up 200 basis points	7,907	1,212	6,695
Up 300 basis points	11,964	1,818	10,146

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of September 30, 2017, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £1.8 million ($2.4 million U.S. dollars) outstanding under the revolving credit facility.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2017	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Monroe Capital Corporation

Date: November 7, 2017	By	/s/ Aaron D. Peck
Aaron D. Peck Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer) Monroe Capital Corporation

