Form 10-K
period 2017-12-31
MONROE CAPITAL Corp
filed 2018-03-14
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $303.2 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 13, 2018, the registrant had 20,239,957 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation, and its consolidated subsidiaries;
•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;
•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company;
•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and
•	SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with NLV Financial Corporation (“NLV”) primarily in senior secured loans. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by representatives of each of the members. As of December 31, 2017, we owned 50.0% of the LLC equity interests of SLF. As of December 31, 2017, SLF had LLC equity interest subscriptions from its members totaling $100.0 million, of which we have committed to fund $50.0 million.

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of increased competition;
•	the impact of fluctuations in interest rates on our business and our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	actual and potential conflicts of interest with MC Advisors and other affiliates of Monroe Capital;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a business development company; and
•	the impact of future legislation and regulation on our business and our portfolio companies.

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

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

We are a Maryland corporation, formed February 9, 2011, for the purpose of purchasing an initial portfolio of loans from two funds managed by Monroe Capital, raising capital in our initial public offering, which was completed in October 2012 (the “Initial Public Offering”), and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), as amended. We are a closed-end, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012.

Prior to the closing of the Initial Public Offering, we purchased our initial portfolio of loans for $67.5 million from two funds managed by Monroe Capital, which was comprised of 16 loans that were either senior secured debt, junior secured debt or unitranche debt (a combination of senior secured debt and junior secured debt under the same facility) obligations of companies that we believe provided us with a sound foundation for our business. Our board of directors (the “Board”) determined the purchase price for our initial portfolio based on the aggregate fair value of the assets in the initial portfolio and the disinterested members of our Board approved the transaction as being fair to us.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA-guaranteed debentures for a total of $115.0 million in available debentures. As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding.

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) through which we could sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2015, we sold 672,597 shares at an average price of $14.88 per share for gross proceeds of $10.0 million under the ATM program. Aggregate underwriters’ discounts and commissions were $0.2 million and offering costs were $83 thousand, resulting in net proceeds of approximately $9.8 million.

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

On July 1, 2016, we amended the ATM securities offering program with MLV and JMP to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2016, there were no stock issuances under the Prior ATM Program. During the year ended December 31, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million.

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

On June 9, 2017, we closed a public offering of 3,000,000 shares of our common stock at a public offering price of $15.00 per share, raising approximately $45.0 million in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, we sold an additional 450,000 shares of our common stock, at a public offering price of $15.00 per share, raising an additional $6.8 million in gross proceeds for a total of $51.8 million. Aggregate underwriters’ discounts and commissions were $2.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $49.6 million.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $494.1 million at December 31, 2017. Our portfolio at December 31, 2017 consists of 72 different portfolio companies and holdings include senior secured, junior secured and unitranche debt and equity securities. As of December 31, 2017, we have borrowed $117.1 million under our revolving credit facility and drawn $109.5 million in SBA-guaranteed debentures to finance the purchase of our assets.

Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2017, our portfolio included approximately 78.5% senior secured debt, 8.2% unitranche debt, 7.8% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 25 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2017, Monroe Capital’s investment professionals invested in over 1,200 loan and related investments with an aggregate principal value of over $8.0 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as interested directors. Mr. Koenig has more than 30 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 20 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 30 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 15 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2017, Monroe Capital had approximately $5.2 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 450 current investments. From Monroe Capital’s formation in 2004 through December 31, 2017, Monroe Capital’s investment professionals invested in over 1,200 loans and related investments with an aggregate principal value of over $8.0 billion. The senior investment team of Monroe Capital averages more than 25 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2017, our investments in the healthcare & pharmaceuticals and banking, finance, insurance & real estate industries represented approximately 13.3%, and 12.4%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield on Investment Portfolio.  We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to five years and interest rates of 8% to 13%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 10% to 15%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot assure you that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

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

Predictability of Returns.  Beyond conservative structuring and protection of capital, we seek a predictable exit from our investments. We seek to invest in situations where there are a number of potential exit options that can result in full repayment or a modest refinance of our investment. We seek to structure the majority of our transactions as secured loans with a covenant package that provides for full or partial repayment upon the completion of asset sales and restructurings. Because we seek to structure these transactions to provide for contractually determined, periodic payments of principal and interest, we are less likely to depend on merger and acquisition activity or public equity markets to exit our debt investments. As a result, we believe that we can achieve our target returns even in a period when public markets are depressed.

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team.  We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 80 professionals, including seven senior partners that average more than 25 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2017, Monroe Capital’s investment professionals invested in more than 1,200 loan and related investments with an aggregate principal value of over $8.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow.  Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2017. Monroe Capital’s over 1,200 previously executed transactions, over 450 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Senior Loan Fund.  We have invested in SLF, which as of December 31, 2017, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured loans. SLF may also invest in more liquid senior secured loans.

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

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $18.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2017, as well as the top ten industries in which we were invested as of December 31, 2017, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (dollars in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Rockdale Blackhawk, LLC	$21,742	4.4%
TRG, LLC	18,675	3.8
HFZ Capital Group, LLC	17,991	3.6
Mid-West Wholesale Hardware Co.	16,544	3.3
Echelon Funding I, LLC	15,654	3.2
Newforma, Inc.	15,060	3.0
American Community Homes, Inc.	13,320	2.7
Parterre Flooring & Surface Systems, LLC	11,808	2.4
Incipio Technologies, Inc.	11,769	2.4
Jerry Lee Radio, LLC	11,443	2.3
	$154,006	31.1%

Industry	Fair Value of Investments	Percentage of Total Investments
Healthcare & Pharmaceuticals	$65,582	13.3%
Banking, Finance, Insurance & Real Estate	61,407	12.4
High Tech Industries	46,239	9.4
Hotels, Gaming & Leisure	42,744	8.6
Retail	39,815	8.1
Services: Business	33,732	6.8
Consumer Goods: Non-Durable	26,546	5.4
Wholesale	23,556	4.8
Media: Advertising, Printing & Publishing	23,264	4.7
Services: Consumer	21,474	4.3
	$384,359	77.8%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination.  MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed throughout North America, with seven offices in the United States. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe MC Advisors’ origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,445	0.7%
2	415,094	84.0
3	57,547	11.6
4	18,052	3.7
5	—	—
Total	$494,138	100.0%

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

Management and Incentive Fee

Under the Investment Advisory and Management Agreement with MC Advisors and subject to the overall supervision of our Board, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable quarterly in arrears.

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

The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then-current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters (the “Incentive Fee Limitation”). Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle described below, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized gains and losses for the then-current and 11 preceding calendar quarters.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

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
                        = 0.5%

Incentive fee = (100% × 0.5%) + (20% × (2.8625% – 2.5%))
                       = 0.5% + (20% × 0.3625%)
                       = 0.5% + 0.0725%
                       = 0.5725%

Pre-incentive fee net investment income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5725%.

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2017, 2016 and 2015, we incurred $3.4 million, $3.1 million and $2.7 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.2 million, $1.3 million and $1.1 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on October 5, 2017, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our board of directors considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable business development companies described in the available market data.
•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other business development companies with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other business development companies as well as our projected operating expenses and expense ratio compared to other business development companies. Our Board also considered the profitability of MC Advisors. Based upon its review, our board of directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other business development companies.
•	Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed business development companies. Our Board concluded that MC Advisors was delivering results consistent with our investment objective and that our investment performance was superior when compared to comparable business development companies over the most recently completed period.
•	Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.

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

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. The Board, together with our independent valuation firms, generally uses the yield approach to determine fair value of debt investments, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in work-out status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The types of factors that may be taken into account in the determination of the fair value of our investments include, as relevant, the markets in which the portfolio company does business, overall market conditions, changes in the interest rate environment and the credit markets generally, comparisons to publicly traded securities, the enterprise value of the portfolio company, the portfolio company’s financial performance and ability to make scheduled payments, the nature and net realizable value of any collateral and other relevant factors. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

We report our investments at fair value with changes in value reported through our consolidated statements of operations under the caption “net change in unrealized gain (loss) on investments.” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

INFORMATION TECHNOLOGY

We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource portions of our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2017, 2016 and 2015, we recorded $0.1 million, $0.7 million and $0.1 million on our consolidated statements of operations for U.S. federal excise taxes.

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

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. We generally are permitted to carry forward for an indefinite period any capital losses not used to offset capital gains. However, future transactions that we engage in may cause our ability to use any capital loss carry forwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

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

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default. As of

December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding.

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

On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

SENIOR SECURITIES

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including MRCC SBIC, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.

Proxy Voting Records

You may obtain information about how we voted proxies for Monroe Capital Corporation by making a written request for proxy voting information to: Monroe Capital Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations, or by calling Monroe Capital Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.

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

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in four closed-end funds, two small business investment companies and 11 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

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

AVAILABLE INFORMATION

We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably possible following our filing of such reports with the SEC. You may read and copy any materials we file with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. We maintain a website at www.monroebdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated into this prospectus, and you should not consider information on our website to be part of this prospectus. You may also obtain such information by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our financial condition and results of operations depend on our ability to manage our business effectively.

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

Affiliates of MC Advisors manage other assets in four closed-end funds, two small business investment companies and 11 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. None of these funds are registered with the SEC. In addition, although we are currently the only entity managed by MC Advisors, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

We elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012, have qualified in each taxable year since, and intend to qualify annually hereafter; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to continue to be taxed as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of total assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

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

As a business development company, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 21, 2018. We may seek further stockholder approval to sell shares below net asset value in the future.

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

	Assumed Return on Our Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(2)	-21.28%	-12.19%	-3.11%	5.98%	15.07%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $507.0 million in total assets, $228.0 million in debt outstanding, $279.0 million in net assets and an average cost of funds of 3.8%, which was the weighted average interest rate of borrowings on our revolving credit facility and SBA-guaranteed debentures as of December 31, 2017. The interest rate on our revolving credit facility is a variable rate.

Pending legislation may allow us to incur additional leverage.

Under the 1940 Act, as a business development company, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. Separate legislation introduced in the U.S. House of Representatives and Senate, if passed, would modify this section of the 1940 Act to increase the amount business development companies may borrow by reducing the asset coverage percentage from 200% to 150%. As a result, if this or similar legislation were to pass, we may be able to incur additional indebtedness in the future and therefore risks related to incurring indebtedness may increase.

We are subject to risks associated with our revolving credit facility.

Our revolving credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the revolving credit facility. Distributions in cash or property other than our common stock are generally limited to 115% of the amount of distributions required to maintain our ability to be subject to taxation as a RIC. We are required under the revolving credit facility to maintain our ability to be subject to taxation as a RIC.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

Under current SBA regulations, a licensed SBIC can invest in entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after U.S. federal income taxes (excluding any carryover losses) not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must invest 25.0% of its capital in those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes (excluding any carryover losses) not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause MRCC SBIC to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause MRCC SBIC to make investments it otherwise would not make in order to remain in compliance with these regulations.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control (commonly referred to as a “family of funds”), the maximum amount of outstanding SBA debentures cannot exceed $350.0 million (prior to December 18, 2015, this limitation was $225.0 million). As Monroe Capital has other affiliated SBICs in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the recent increase in the family of funds leverage limitation, we submitted a commitment application to the SBA and on April 13, 2016 MRCC SBIC was approved for $75.0 million in additional SBA-guaranteed debentures, for a total of $115.0 million in available debentures. If MRCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

MRCC SBIC, as an SBIC, is limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our ability to be subject to taxation as a RIC.

In order to maintain our ability to be subject to taxation as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income includes the income of MRCC SBIC (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). MRCC SBIC’s ability to make distributions to us may be limited by the Small Business Investment Act of 1958, as amended, and the regulations promulgated thereunder. As a result, in order to maintain our ability to be subject to taxation as a RIC, we may be required to make distributions attributable to MRCC SBIC’s income without receiving any corresponding cash distributions from it with respect to such income. We can make no assurances that MRCC SBIC will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our ability to be subject to taxation as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company, which would have a material adverse effect on our business, financial condition and results of operations.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws, and drastically reduce the role of regulatory agencies, such as the Consumer Financial Protection Bureau, which may create regulatory uncertainty in the near term. While the impact of the Dodd-Frank Act, and recently-enacted federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act and federal tax reform, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. On December 22, 2017, the U.S. House of Representatives and U.S. Senate enacted “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “2017 Tax Act”). The 2017 Tax Act was signed by the President on December 23, 2017. Such legislation makes many changes to the Internal Revenue Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. While we do not foresee that the 2017 Tax Act or any additional tax legislation will have any impact on our ability to qualify for tax treatment as a RIC, we cannot predict with certainty how any changes in the tax laws, U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation might affect us, investors or our portfolio investments.

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

Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
•	will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
•	generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;
•	may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

The loans underlying our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

As of December 31, 2017, our investments in the healthcare and pharmaceuticals industry and the banking, finance, insurance and real estate industry represented approximately 13.3% and 12.4%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Policy changes on the local, state and federal level, such as the expansion of the government’s role in these industries, health insurance reform and alternative assessments and changes to tax laws affecting the healthcare industry or real estate in particular, could fundamentally change the dynamics of these industries. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and to consummate some of their acquisitions and divestitures. In addition, various changes in real estate conditions, such as housing supply and demand, credit availability, the attractiveness of real estate investments and zoning and tax considerations, among other things, may impact our real estate related investments. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2017, PIK interest and PIK dividends comprised approximately 3.9% of our investment income. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

To the extent that these investments are denominated in a foreign currency, we may engage in hedging transactions. Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We may, for example, use instruments such as interest rate swaps, caps, collars and floors, forward contracts or currency options or borrow under a revolving credit facility in foreign currencies to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the U.S. Commodity Futures Trading Commission.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash pursuant to such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate effective beginning in 2018 is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

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

The issuance or sale by us of shares of our common stock at a price per share, after offering expenses and commission, that is a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has taken the position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we will amend our bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests and, after notification, the SEC staff does not object to our determination that our being subject to the Maryland Control Share Acquisition Act does not conflict with the 1940 Act. If such conditions are met, and we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Year ended December 31, 2017	NAV	High	Low
First Quarter	$14.34	$16.09	$15.18
Second Quarter	$14.05	$16.14	$14.92
Third Quarter	$14.01	$15.22	$13.50
Fourth Quarter	$13.77	$14.70	$13.75

Year ended December 31, 2016	NAV	High	Low
First Quarter	$14.45	$14.32	$10.82
Second Quarter	$14.50	$14.83	$13.11
Third Quarter	$14.42	$16.25	$14.91
Fourth Quarter	$14.52	$15.63	$13.77

HOLDERS

As of March 13, 2018, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

DISTRIBUTIONS

The following tables summarize our dividends or distributions declared during the years ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2017	March 17, 2017	March 31, 2017	$0.35
May 31, 2017	June 15, 2017	June 30, 2017	0.35
August 31, 2017	September 15, 2017	September 29, 2017	0.35
December 1, 2017	December 15, 2017	December 29, 2017	0.35
Total distributions declared during the year ended December 31, 2017			$1.40	(1)

Date Declared	Record Date	Payment Date	Amount Per Share
March 4, 2016	March 15, 2016	March 31, 2016	$0.35
June 1, 2016	June 15, 2016	June 30, 2016	0.35
August 30, 2016	September 15, 2016	September 30, 2016	0.35
November 30, 2016	December 15, 2016	December 30, 2016	0.35
Total distributions declared during the year ended December 31, 2016			$1.40	(1)

(1)	Includes a return of capital for tax purposes of zero and zero for the years ended December 31, 2017 and 2016, respectively.

On March 1, 2018, the Board declared a quarterly distribution of $0.35 per share payable on March 30, 2018 to stockholders of record on March 16, 2018.

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

PERFORMANCE GRAPH

The following graph compares the return on our common stock from December 31, 2012 to December 31, 2017 with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2012, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
MRCC
S&P 500
NASDAQ Financial 100 Index

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company are derived from our consolidated financial statements that have been audited by RSM US LLP (“RSM”), our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands except per share data):

	As of and for the year ended December 31, 2017	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015		As of and for the year ended December 31, 2014		As of and for the year ended December 31, 2013
Consolidated statements of operations data:
Total investment income	$51,107	$45,018	$36,898		$29,913		$18,213
Base management fees	7,726	6,347	5,129		4,091		2,752
Incentive fees, net of incentive fee waiver(1)	5,378	5,504	4,685		3,512		1,544
All other expenses	11,999	10,661	8,343		7,235		5,267
Net investment income	26,004	22,506	18,741		15,075		8,650
Net realized gain (loss) on investments, secured borrowings and foreign currency transactions	(372)	587	304		299		247
Net change in unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(13,480)	1,272	(1,153)		(1,465)		869
Net increase (decrease) in net assets resulting from operations	$12,152	$24,365	$17,892		$13,909		$9,766
Per share data (basic and diluted):
Net asset value	$13.77	$14.52	$14.19		$14.05		$13.92
Net investment income	1.40	1.55	1.60		1.57		1.13
Net realized gain (loss) on investments, secured borrowings and foreign currency transactions	(0.03)	0.04	0.03		0.03		0.03
Net change in unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(0.72)	0.09	(0.10)		(0.15)		0.12
Net increase (decrease) in net assets resulting from operations	$0.65	$1.68	$1.53		$1.45		$1.28
Distributions declared:
From net investment income	$1.37	$1.40	$1.37		$1.36		$1.15
From capital gains	0.03	—	0.03		—		—
From return of capital	—	—	—		—		0.21
Total distributions declared	$1.40	$1.40	$1.40		$1.36		$1.36
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$494,138	$412,920	$341,091		$233,535		$207,920
Cash	4,332	5,958	5,278		4,561		14,214
Restricted cash	2,867	2,373	8,588		1,176		389
Other assets	6,095	3,294	2,353	(2)	1,834	(2)	1,067	(2)
Total assets	507,432	424,545	357,310	(2)	241,106	(2)	223,590	(2)
Total debt	221,942	177,869	162,607	(2)	103,829	(2)	81,852	(2)
Other liabilities	6,791	5,826	10,168	(2)	3,539	(2)	3,646	(2)
Total liabilities	228,733	183,695	172,775	(2)	107,368	(2)	85,498	(2)
Total net assets	$278,699	$240,850	$184,535		$133,738		$138,092

	As of and for the year ended December 31, 2017	As of and for the year ended December 31, 2016	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013
Other data:
Total return based on market value(3)	(1.8)%	29.0%	(0.2)%	30.7%	(9.3)%
Total return based on net asset value(4)	4.6%	11.7%	11.0%	10.3%	9.2%
Weighted average annualized effective yield at year end(5)	10.0%	9.6%	10.6%	11.6%	10.7%
Number of portfolio company investments at year end	72	70	55	40	42
Purchases of investments for the year	$264,393	$147,780	$193,631	$132,183	$138,781
Principal payments and sales of investments for the year	$173,446	$81,446	$88,379	$107,073	$65,165

(1)	During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, MC Advisors waived part one incentive fees (based on net investment income) of $0.3 million, $0.3 million, zero, zero and zero, respectively.
(2)	In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 during the year ended December 31, 2016 and the consolidated statement of assets and liabilities for prior years was also revised to reflect this presentation.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our dividend reinvestment plan (“DRIP”). Total return based on market value does not reflect brokerage commissions.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value.
(5)	The weighted average annualized effective yield on portfolio investments at year end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2017, our portfolio included approximately 78.5% senior secured debt, 8.2% unitranche debt, 7.8% junior secured debt and 5.5% equity securities, compared to December 31, 2016, when our portfolio included approximately 66.7% senior secured debt, 12.5% unitranche debt, 14.4% junior secured debt and 6.4% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The frequency and volume of the distributions on common equity securities and LLC and LP investments may fluctuate significantly from period to period.

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

Net gain (loss) on investments, secured borrowings and foreign currency transactions

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, secured borrowings, and foreign currency transactions within net change in unrealized gain (loss) on investments, secured borrowings, and foreign currency borrowings in the consolidated statements of operations.

Portfolio and Investment Activity

During the year ended December 31, 2017, we invested $200.4 million in 27 new portfolio companies and $64.0 million in 31 existing portfolio companies and had $173.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $91.0 million for the year.

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

The following tables show the composition of the investment portfolio (in thousands) and associated yield data:

	December 31, 2017
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(2)
Senior secured loans	$387,874	78.5%	9.6%	9.6%
Unitranche loans	40,295	8.2	9.3	11.3
Junior secured loans	38,549	7.8	9.4	9.4
LLC equity interest in SLF	9,640	1.9	—	—
Equity securities	17,780	3.6	10.8	10.8
Total	$494,138	100.0%	9.8%	10.0%

	December 31, 2016
	Fair Value	Percentage of Total Portfolio	Weighted Average Annualized Contractual Coupon Yield(1)	Weighted Average Annualized Effective Yield(2)
Senior secured loans	$275,253	66.7%	9.2%	9.2%
Unitranche loans	51,638	12.5	10.9	11.4
Junior secured loans	59,366	14.4	9.7	9.7
Equity securities	26,663	6.4	10.8	10.8
Total	$412,920	100.0%	9.5%	9.6%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investment and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The shift in portfolio composition from December 31, 2016 primarily reflects our investment of a substantial portion of the capital from our public offering during the year ended December 31, 2017 into senior secured loan assets. The increase in contractual and effective interest rates is primarily a result of general increases in LIBOR.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	December 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$5,000	1.0%	$10,601	2.6%
Automotive	—	—	7,514	1.8
Banking, Finance, Insurance & Real Estate	61,407	12.4	37,130	9.0
Beverage, Food & Tobacco	17,770	3.6	16,794	4.1
Chemicals, Plastics & Rubber	8,860	1.8	4,040	1.0
Construction & Building	18,049	3.6	18,602	4.5
Consumer Goods: Durable	11,808	2.4	3,620	0.9
Consumer Goods: Non-Durable	26,546	5.4	32,000	7.7
Containers, Packaging & Glass	4,928	1.0	3,663	0.9
Energy: Oil & Gas	2,352	0.5	7,803	1.9
Environmental Industries	4,457	0.9	3,768	0.9
Healthcare & Pharmaceuticals	65,582	13.3	56,435	13.7
High Tech Industries	46,239	9.4	18,899	4.6
Hotels, Gaming & Leisure	42,744	8.6	38,010	9.2
Investment Funds & Vehicles	9,640	2.0	—	—
Media: Advertising, Printing & Publishing	23,264	4.7	11,742	2.8
Media: Broadcasting & Subscription	15,965	3.2	18,046	4.4
Media: Diversified & Production	5,006	1.0	4,938	1.2
Metals & Mining	—	—	5,268	1.3
Retail	39,815	8.1	38,147	9.2
Services: Business	33,732	6.8	40,164	9.7
Services: Consumer	21,474	4.3	24,807	6.0
Telecommunications	3,152	0.6	3,430	0.8
Utilities: Electric	2,792	0.6	2,999	0.7
Wholesale	23,556	4.8	4,500	1.1
Total	$494,138	100.0%	$412,920	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,445	0.7%
2	415,094	84.0
3	57,547	11.6
4	18,052	3.7
5	—	—
Total	$494,138	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2016 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	360,338	87.3
3	40,192	9.7
4	12,390	3.0
5	—	—
Total	$412,920	100.0%

Results of Operations

Operating results are as follows (dollars in thousands):

	For the years ended December 31,
	2017	2016	2015
Total investment income	$51,107	$45,018	$36,898
Total expenses, net of incentive fee waiver	25,103	22,512	18,157
Net investment income	26,004	22,506	18,741
Net realized gain (loss) on investments	(439)	587	304
Net realized gain (loss) on secured borrowings	66	—	—
Net realized gain (loss) on foreign currency transactions	1	—	—
Net change in unrealized gain (loss) on investments	(13,120)	1,325	(1,085)
Net change in unrealized gain (loss) on secured borrowings	(6)	(53)	(68)
Net change in unrealized gain (loss) on foreign currency borrowings	(354)	—	—
Net increase (decrease) in net assets resulting from operations	$12,152	$24,365	$17,892

Investment Income

The composition of our investment income was as follows (dollars in thousands):

	For the years ended December 31,
	2017	2016	2015
Interest income	$44,565	$36,448	$32,536
Dividend income	1,002	4,548	626
Fee income	1,890	1,471	1,401
Prepayment gain (loss)	1,790	995	1,230
Accretion of discounts and amortization of premiums	1,860	1,556	1,105
Total investment income	$51,107	$45,018	$36,898

The increase in investment income of $6.1 million during the year ended December 31, 2017 is primarily due to an increase in average outstanding loan balances and an increase in prepayment loan activity, partially offset by a decrease in dividend income. The decrease in dividend income during the year ended December 31, 2017, as compared to the prior years, is driven by a decrease in dividend income from our investment in Rockdale Blackhawk, LLC (“Rockdale”) of $3.5 million. While we have received significant equity distributions from our investment in Rockdale in the past, the timing and amount of these distributions are not within our control and are difficult to predict and may fluctuate significantly from period to period. The increase in investment income of $8.1 million during the year ended December 31, 2016 is primarily due to an increase in average outstanding loan balances and an increase in dividend income, partially offset by declines in the effective yield on the investment portfolio.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2017	2016	2015
Interest and other debt financing expenses	$8,312	$6,782	$5,400
Base management fees	7,726	6,347	5,129
Incentive fees, net of incentive fee waiver(1)	5,378	5,504	4,685
Professional fees	1,243	988	835
Administrative service fees	1,248	1,287	1,078
General and administrative expenses	948	779	799
Excise taxes	100	679	83
Directors’ fees	148	146	148
Total expenses, net of incentive fee waiver	$25,103	$22,512	$18,157

(1)	During the years ended December 31, 2017 and 2016, MC Advisors waived part one incentive fees (based on net investment income) of $0.3 million and $0.3 million, respectively. Incentive fees during the year ended December 31, 2017 were limited by $0.4 million due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	For the years ended December 31,
	2017	2016	2015
Interest expense – revolving credit facility	$4,771	$4,422	$3,290
Interest expense – SBA guaranteed debentures	2,434	1,340	1,080
Amortization of deferred financing costs	1,042	820	742
Interest expense – secured borrowings	34	123	198
Other	31	77	90
Total interest and other debt financing expenses	$8,312	$6,782	$5,400

The increase in expenses of $2.6 million during the year ended December 31, 2017, is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio. These increases were partially offset by a decline in the accrual for excise taxes for the year ended December 31, 2017 as a result of lower undistributed taxable income.

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

Net Realized Gain (Loss) on Investments, Secured Borrowings and Foreign Currency Transactions

During the years ended December 31, 2017, 2016 and 2015, we had sales of investments of $16.9 million, $0.6 million and $0.4 million, respectively, resulting in ($0.4) million, $0.6 million and $0.3 million of net realized gains (losses), respectively. During the year ended December 31, 2017, the net realized losses on the portfolio were primarily driven by the exit of our investment in Fabco Automotive Corporation (“Fabco”).

During the years ended December 31, 2017, 2016 and 2015, we had sales of secured borrowings of $1.3 million, zero and zero resulting in $66 thousand, zero and zero of net realized gains, respectively.

During the years ended December 31, 2017, 2016 and 2015, we had $1 thousand, zero and zero of net realized gains on foreign currency transactions, respectively.

Net Change in Unrealized Gain (Loss) on Investments, Secured Borrowings and Foreign Currency Borrowings

For the years ended December 31, 2017, 2016 and 2015, our investments had ($13.1) million, $1.3 million and ($1.1) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year. The net change in unrealized losses during the year ended December 31, 2017 was primarily attributable to mark-to-market losses on our common equity investment in Rockdale of ($9.7) million and our debt investment in TPP Operating, Inc. of ($5.3) million. During the year ended December 31, 2016, TPP Operating, Inc. (formerly TPP Acquisition, Inc., collectively “TPP”) filed for bankruptcy and underwent a restructuring process. Net change in unrealized loss on our investments in TPP were ($5.1) million and ($5.7) million during the years ended December 31, 2016 and 2015, respectively. See Note 5 in our attached consolidated financial statements for additional information on the TPP restructuring and the valuation of these investments.

For the years ended December 31, 2017, 2016 and 2015, our secured borrowings had ($6) thousand, ($53) thousand and ($68) thousand of net change in unrealized gain (loss), respectively. For the years ended December 31, 2017, 2016 and 2015, our foreign currency borrowings had ($354) thousand, zero and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2017, 2016 and 2015, the net increase in net assets from operations was $12.2 million, $24.4 million and $17.9 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2017, 2016 and 2015, our per share net increase in net assets resulting from operations was $0.65, $1.68 and $1.53, respectively. The $12.2 million decrease during the year ended December 31, 2017, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income due to portfolio growth. The increase of $6.5 million during the year ended December 31, 2016 is primarily the result of increases in net investment income due to portfolio growth and increases in net unrealized gain in the investment portfolio.

Liquidity and Capital Resources

As of December 31, 2017, we had $4.3 million in cash, $2.9 million in cash at MRCC SBIC, $117.1 million of total debt outstanding on our revolving credit facility and $109.5 million in outstanding SBA-guaranteed debentures. We had $82.9 million available for additional borrowings on our revolving credit facility and $5.5 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2017, we experienced a net decrease in cash and restricted cash of $1.1 million. During the same period we used $69.6 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $68.4 million from financing activities, primarily as a result of net proceeds from capital raises and SBA debenture borrowings, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On July 14, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. On July 21, 2017 our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2017 and 2016, we had 20,239,957 and 16,581,869 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances:  On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) through which we could sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2015, we sold 672,597 shares at an average price of $14.88 per share for gross proceeds of $10.0 million under the ATM program. Aggregate underwriters’ discounts and commissions were $0.2 million and offering costs were $83 thousand, resulting in net proceeds of approximately $9.8 million.

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

On July 1, 2016, we amended the ATM securities offering program with MLV and JMP to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2016, there were no stock issuances under the Prior ATM Program. During the year ended December 31, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million.

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

On June 9, 2017, we closed a public offering of 3,000,000 shares of our common stock at a public offering price of $15.00 per share, raising approximately $45.0 million in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, we sold an additional 450,000 shares of our common stock, at a public offering price of $15.00 per share, raising an additional $6.8 million in gross proceeds for a total of $51.8 million. Aggregate underwriters’ discounts and commissions were $2.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $49.6 million.

Borrowings

Revolving Credit Facility:  As of December 31, 2017, we had U.S. dollar borrowings of $105.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($11.9 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency borrowings in our consolidated statements of operations. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. As of December 31, 2016, we had U.S. dollar borrowings of $129.0 million outstanding under the revolving credit facility. As of December 31, 2017, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The LIBOR rate on the revolving credit facility was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% in conjunction with our capital raise on

June 9, 2017, as net worth (excluding investments in MRCC SBIC) exceeded $225.0 million. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2017 and 2016, the outstanding borrowings were accruing at a weighted average interest rate of 4.4% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2017, 2016 and 2015 was 4.2%, 3.6% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the years ended December 31, 2017, 2016 and 2015 was 0.5%, 0.5% and 0.5%, respectively.

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

As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41.0 million in leverageable capital and $51.5 million in SBA-guaranteed debentures outstanding. As of December 31, 2017, we have made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $5.5 million in available SBA-guaranteed debentures.

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

As of December 31, 2016, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	2.1	%(1)	9,200
March 2027	2.0	%(1)	2,300
Total			$51,500

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of December 31, 2017, there were no secured borrowings. As of December 31, 2016, secured borrowings at fair value totaled $1.3 million and the fair value of the loans that are associated with these secured borrowings was $5.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013, that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the years ended December 31, 2017 and 2016. During the years ended December 31, 2017, 2016 and 2015, repayments on secured borrowings totaled $1.3 million, $1.2 million and $1.6 million, respectively. The weighted average interest rate on our secured borrowings was approximately zero and 6.3% as of December 31, 2017 and 2016, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for years ended December 31, 2017, 2016 and 2015 totaled $27.0 million ($1.40 per share), $20.7 million ($1.40 per share) and $16.7 million ($1.40 per share), respectively, none of which represented return of capital.

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

MRCC Senior Loan Fund I, LLC

We co-invest with NLV Financial Corporation (“NLV”), in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of December 31, 2017, we and NLV owned 50.0% and 50.0%, respectively, of the LLC equity interests. As of December 31, 2017, SLF had $100.0 million in commitments from its members (in the aggregate), of which $19.0 million was funded.

As of December 31, 2017, SLF had total assets at fair value of $41.6 million. As of December 31, 2017, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $2.1 million.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2017:

As of December 31, 2017
(In thousands)
Senior secured loans(1)	31,521
Weighted average current interest rate on senior secured loans(2)	7.1%
Number of borrowers in SLF	8

(1)	Represents principal commitment amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total funded senior secured loans at principal amount.

MRCC SENIOR LOAN FUND I, LLC
SCHEDULE OF INVESTMENTS
(in thousands)

Portfolio Company(a)	Industry	Seniority	Interest Rate(b)	Principal	Fair Value
BMC Acquisition, Inc.(c)	Wholesale	Senior Secured	6.94%	5,000	$5,000
Clearent Holdings LLC and Clearent, LLC(c)	Banking, Finance, Insurance & Real Estate	Senior Secured	8.25%	1,056	1,045
Clearent Holdings LLC and Clearent, LLC(c)	Banking, Finance, Insurance & Real Estate	Senior Secured	8.25%	1,257	1,244
Clearent Holdings LLC and Clearent, LLC(c)(d)	Banking, Finance, Insurance & Real Estate	Senior Secured	8.25%	208	—
Gigamon Inc(c)	High Tech Industries	Senior Secured	6.03%	3,000	2,985
Il Fornaio (America) Corporation	Beverage, Food & Tobacco	Senior Secured	8.07%	5,000	5,008
LegalZoom.com, Inc.(c)	Services: Consumer	Senior Secured	5.94%	2,000	2,005
Research Now Group, Inc. and Survey Sampling International, LLC(d)	Media: Diversified & Production	Senior Secured	7.13%	7,000	6,714
Solaray, LLC	Consumer Goods: Non-Durable	Senior Secured	8.02%	1,625	1,625
Solaray, LLC(d)	Consumer Goods: Non-Durable	Senior Secured	8.02%	1,875	—
US Salt, LLC(c)	Beverage, Food & Tobacco	Senior Secured	6.18%	3,500	3,500
TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

As of December 31, 2017, we have committed to fund $50.0 million of LLC equity interests to SLF. As of December 31, 2017, $9.5 million of our LLC equity interest commitment to SLF had been called and contributed. For the period from November 14, 2017 (commencement of operations) to December 31, 2017, we did not receive dividend income from our SLF LLC equity interests.

Below is certain summarized financial information for SLF as of and for the period ended December 31, 2017:

December 31, 2017
(In thousands)
Assets
Investments, at fair value	$29,126
Cash	12,504
Interest receivable on investments	11
Total Assets	$41,641
Liabilities
Payable for open trades	$22,304
Accounts payable and accrued expenses	57
Total Liabilities	22,361
Members' capital	19,280
Total liabilities and members' capital	$41,641

Period from November 14, 2017 (commencement date) to December 31, 2017
(In thousands)
Investment income:
Interest income	$39
Total investment income	39
Expenses:
Organizational costs	39
Professional fees	45
Total expenses	84
Net investment income (loss)	(45)
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	325
Net gain (loss) on investments	325
Net increase (decrease) in members' capital	$280

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.
•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.
•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2017 (dollars in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$117,092	$—	$117,092	$—	$—
SBA guaranteed debentures payable	109,520	—	—	—	109,520
Unfunded commitments(1)	41,238	41,238	—	—	—
Total contractual obligations	$267,850	$41,238	$117,092	$—	$109,520

(1)	Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2017.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. As of December 31, 2017 and 2016, we had outstanding commitments to fund investments, excluding investments in SLF, totaling $41.2 million and $37.7 million, respectively. We have unfunded commitments of up to $40.5 million to SLF as of December 31, 2017, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Recent Developments

On March 1, 2018, the Board declared a quarterly dividend of $0.35 per share payable on March 30, 2018 to holders of record on March 16, 2018.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

The Board, together with our independent valuation firms, generally uses the yield approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company under the market approach or the proceeds that would be received in a liquidation analysis. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the loan.

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

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

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

During the year ended December 31, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations. During the year ended December 31,

2016, we accrued capital gains incentive fees of $0.2 million based on the performance of our portfolio, none of which was payable to MC Advisors. During the year ended December 31, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio.

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

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. We adopted ASU 2014-09 on January 1, 2018, which did not have a material impact on our consolidated financial statements.

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

Assuming that the consolidated statement of financial condition as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(in thousands)
Down 25 basis points	$(1,060)	$(293)	$(767)
Up 100 basis points	4,664	1,171	3,493
Up 200 basis points	9,202	2,342	6,860
Up 300 basis points	13,740	3,513	10,227

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of December 31, 2017, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($11.9 million U.S. dollars) outstanding under the revolving credit facility.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control and RSM US LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Monroe Capital Corporation (“MRCC,” and collectively with its subsidiaries, the “Company,” “we,” “us” and “our”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Monroe Capital Corporation’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Monroe Capital Corporation, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition or our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of Monroe Capital Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Monroe Capital Corporation’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Monroe Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois
March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of
Monroe Capital Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Monroe Capital Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
March 14, 2018

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$425,747	$353,980
Non-controlled affiliate company investments	58,751	50,041
Controlled affiliate company investments	9,640	8,899
Total investments, at fair value (amortized cost of: $507,580 and $413,242, respectively)	494,138	412,920
Cash	4,332	5,958
Restricted cash	2,867	2,373
Interest receivable	5,335	2,643
Other assets	760	651
Total assets	507,432	424,545
LIABILITIES
Debt:
Revolving credit facility	117,092	129,000
SBA debentures payable	109,520	51,500
Total debt	226,612	180,500
Less: Unamortized deferred financing costs	(4,670)	(3,945)
Total debt, less unamortized deferred financing costs	221,942	176,555
Secured borrowings, at fair value (proceeds of: $0 and $1,320, respectively)	—	1,314
Interest payable	1,535	735
Management fees payable	2,064	1,749
Incentive fees payable	1,157	1,222
Accounts payable and accrued expenses	2,035	2,120
Total liabilities	228,733	183,695
Net assets	$278,699	$240,850
Commitments and contingencies (See Note 11)
ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,240 and 16,582 shares issued and outstanding, respectively	$20	$17
Capital in excess of par value	286,141	233,526
Undistributed net investment income (accumulated distributions in excess of net investment income)	6,707	7,037
Accumulated net realized gain (loss) on investments, secured borrowings and foreign currency transactions	(372)	587
Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(13,797)	(317)
Total net assets	$278,699	$240,850
Net asset value per share	$13.77	$14.52

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$42,055	$34,348	$30,222
Non-controlled affiliate company investments	5,566	4,511	3,522
Controlled affiliate company investments	594	140	1,127
Total interest income	48,215	38,999	34,871
Dividend income:
Non-controlled/non-affiliate company investments	1,002	1,002	325
Non-controlled affiliate company investments	—	3,546	301
Total dividend income	1,002	4,548	626
Fee income:
Non-controlled/non-affiliate company investments	1,890	1,435	1,351
Non-controlled affiliate company investments	—	36	50
Total fee income	1,890	1,471	1,401
Total investment income	51,107	45,018	36,898
Operating expenses:
Interest and other debt financing expenses	8,312	6,782	5,400
Base management fees	7,726	6,347	5,129
Incentive fees	5,686	5,777	4,685
Professional fees	1,243	988	835
Administrative service fees	1,248	1,287	1,078
General and administrative expenses	948	779	799
Excise taxes	100	679	83
Directors' fees	148	146	148
Expenses before incentive fee waiver	25,411	22,785	18,157
Incentive fee waiver	(308)	(273)	—
Total expenses, net of incentive fee waiver	25,103	22,512	18,157
Net investment income	26,004	22,506	18,741
Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings:
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(439)	587	304
Secured borrowings	66	—	—
Foreign currency transactions	1	—	—
Net realized gain (loss)	(372)	587	304
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	4,764	(610)	(1,944)
Non-controlled affiliate company investments	(14,635)	7,013	6,585
Controlled affiliate company investments	(3,249)	(5,078)	(5,726)
Secured borrowings	(6)	(53)	(68)
Foreign currency borrowings	(354)	—	—
Net change in unrealized gain (loss)	(13,480)	1,272	(1,153)
Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings	(13,852)	1,859	(849)
Net increase (decrease) in net assets resulting from operations	$12,152	$24,365	$17,892
Per common share data:
Net investment income per share – basic and diluted	$1.40	$1.55	$1.60
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.65	$1.68	$1.53
Weighted average common shares outstanding - basic and diluted	18,625	14,546	11,683

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Undistributed net investment income (accumulated distributions in excess of net investment income)	Accumulated net realized gain (loss) on investments, secured borrowings and foreign currency transactions	Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	Total net assets
	Number of shares	Par value
Balances at December 31, 2014	9,518	$10	$134,803	$(639)	$—	$(436)	$133,738
Net increase (decrease) in net assets resulting from operations	—	—	—	18,741	304	(1,153)	17,892
Issuance of common stock, net of offering and underwriting costs	3,490	3	49,616	—	—	—	49,619
Distributions to stockholders:
Distributions from net investment income	—	—	—	(16,410)	—	—	(16,410)
Distributions from capital gains	—	—	—	—	(304)	—	(304)
Balances at December 31, 2015	13,008	$13	$184,419	$1,692	$—	$(1,589)	$184,535
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$22,506	$587	$1,272	$24,365
Issuance of common stock, net of offering and underwriting costs	3,566	4	52,516	—	—	—	52,520
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	8	—	138	(138)	—	—	—
Distributions from net investment income	—	—	—	(20,570)	—	—	(20,570)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,547)	3,547	—	—	—
Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$26,004	$(372)	$(13,480)	$12,152
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	—	—	—	52,221
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	34	—	525	(525)	—	—	—
Distributions from net investment income	—	—	—	(25,933)	—	—	(25,933)
Distributions from capital gains	—	—	—	—	(591)	—	(591)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(128)	124	4	—	—
Balances at December 31, 2017	20,240	$20	$286,141	$6,707	$(372)	$(13,797)	$278,699

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,152	$24,365	$17,892
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	13,120	(1,325)	1,085
Net change in unrealized (gain) loss on secured borrowings	6	53	68
Net change in unrealized (gain) loss on foreign currency borrowings	354	—	—
Net realized (gain) loss on investments	439	(587)	(304)
Net realized (gain) loss on secured borrowings	(66)	—	—
Net realized (gain) on foreign currency transactions	(1)	—	—
Payment-in-kind interest income	(1,729)	(2,027)	(1,980)
Payment-in-kind dividend income	(241)	—	—
Net accretion of discounts and amortization of premiums	(1,860)	(1,556)	(1,105)
Proceeds from principal payments and sales of investments	173,446	81,446	88,379
Purchases of investments	(264,393)	(147,780)	(193,631)
Amortization of deferred financing costs	1,042	820	742
Changes in operating assets and liabilities:
Interest receivable	(2,692)	(1,037)	(654)
Other assets	(109)	96	135
Payable for open trades	—	(5,297)	5,297
Interest payable	800	158	333
Management fees payable	315	246	453
Incentive fees payable	(65)	(29)	111
Accounts payable and accrued expenses	(85)	654	361
Directors' fees payable	—	(74)	74
Net cash provided by (used in) operating activities	(69,567)	(51,874)	(82,744)
Cash flows from financing activities:
Borrowings on revolving credit facility	184,538	105,000	144,900
Repayments of revolving credit facility	(196,800)	(99,700)	(103,500)
SBA debentures borrowings	58,020	11,500	20,000
Payments of deferred financing costs	(1,766)	(1,196)	(1,832)
Repayments on secured borrowings	(1,254)	(1,215)	(1,600)
Proceeds from shares sold, net of offering and underwriting costs	52,221	52,520	49,619
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $525, $138 and $0, respectively	(26,524)	(20,570)	(16,714)
Net cash provided by (used in) financing activities	68,435	46,339	90,873
Net increase (decrease) in Cash and Restricted Cash	(1,132)	(5,535)	8,129
Cash and Restricted Cash, beginning of year	8,331	13,866	5,737
Cash and Restricted Cash, end of year(1)	$7,199	$8,331	$13,866
Supplemental disclosure of cash flow information:
Cash interest paid during the year	$6,315	$5,530	$4,046
Cash paid for excise taxes during the year	$495	$284	$73

(1)	Represents cash and restricted cash of $4,332 and $2,867, respectively, from the consolidated statement of assets and liabilities as of December 31, 2017. Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016. Represents cash and restricted cash of $5,278 and $8,588, respectively, from the consolidated statement of assets and liabilities as of December 31, 2015.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw)(e)(f)(g)	L+10.25%	11.61%	2/24/2021	15,750	$15,415	$15,654	5.6%
HFZ Capital Group, LLC(e)	L+10.00%	11.36%	10/20/2019	18,000	17,613	17,991	6.5%
Liftforward SPV II, LLC(e)(f)	L+10.75%	12.32%	11/10/2020	10,000	4,212	4,268	1.5%
PKS Holdings, LLC(e)	L+9.50%	10.85%	11/30/2022	1,800	1,640	1,719	0.6%
PKS Holdings, LLC (Revolver)(e)(f)	L+9.50%	10.85%	11/30/2022	80	—	—	0.0%
				45,630	38,880	39,632	14.2%
Beverage, Food & Tobacco
All Holding Company, LLC(h)	L+7.00%	8.57%	11/15/2021	5,328	5,246	5,368	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.57%	8/23/2022	6,913	6,850	6,791	2.5%
				12,241	12,096	12,159	4.4%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.57%	7/10/2020	5,319	5,266	5,319	1.9%
Cali Bamboo, LLC (Revolver)(f)	L+8.00%	9.57%	7/10/2020	2,165	1,039	1,039	0.4%
Cornerstone Detention Products, Inc.(i)	L+11.83%	10.07% Cash/ 3.33% PIK (j)	4/8/2019	3,521	3,501	3,500	1.3%
Cornerstone Detention Products, Inc. (Revolver)(f)	L+8.50%	10.07%	4/8/2019	400	200	199	0.1%
TRP Construction Group, LLC(h)	L+6.50%	8.07%	10/5/2022	8,000	7,845	7,992	2.9%
TRP Construction Group, LLC (Revolver)(f)	L+6.50%	8.07%	10/5/2022	2,134	—	—	0.0%
				21,539	17,851	18,049	6.6%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC(h)	L+7.25%	8.82%	8/22/2022	11,850	11,625	11,808	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver)(f)	L+7.25%	8.82%	8/22/2022	2,400	—	—	0.0%
				14,250	11,625	11,808	4.2%
Consumer Goods: Non-Durable
Bluestem Brands, Inc.	L+7.50%	9.07%	11/6/2020	2,597	2,581	1,829	0.7%
Gibson Brands, Inc.(k)	8.88%	8.88%	8/1/2018	10,000	8,664	8,435	3.0%
Solaray, LLC	L+6.50%	8.02%	9/9/2023	3,264	3,236	3,264	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	8.19%	9/9/2023	699	699	699	0.3%
				16,560	15,180	14,227	5.2%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.07% Cash/ 2.25% PIK (l)	12/20/2019	2,386	2,372	2,352	0.8%
Landpoint, LLC (Revolver)(f)	L+10.50%	12.07%	12/20/2019	313	—	—	0.0%
				2,699	2,372	2,352	0.8%
Environmental Industries
Synergy Environmental Corporation(h)	L+8.00%	9.57%	4/29/2021	3,011	2,958	3,036	1.1%
Synergy Environmental Corporation(h)	L+8.00%	9.57%	4/29/2021	504	495	508	0.2%
Synergy Environmental Corporation (Delayed Draw)(f)(g)	L+8.00%	9.57%	4/29/2018	1,342	859	866	0.3%
Synergy Environmental Corporation (Revolver)(f)	L+8.00%	9.57%	4/29/2021	671	47	47	0.0%
				5,528	4,359	4,457	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc.(e)(m)	L+8.00%	9.57%	9/13/2022	4,133	$4,055	$4,136	1.5%
American Optics Holdco, Inc. (Revolver)(e)(f)(m)	L+8.00%	9.57%	9/13/2022	440	—	—	0.0%
American Optics Holdco, Inc.(e)(m)	L+8.00%	9.57%	9/13/2022	760	746	761	0.3%
American Optics Holdco, Inc. (Revolver)(e)(f)(m)	L+8.00%	9.57%	9/13/2022	440	—	—	0.0%
Beaver-Visitec International Holdings, Inc.	L+5.00%	6.69%	8/19/2023	4,938	4,895	4,938	1.8%
Edge Systems Holdings Corp.	L+7.75%	9.32%	12/1/2021	3,384	3,329	3,445	1.2%
Edge Systems Holdings Corp. (Revolver)(f)	P+6.75%	11.25%	12/1/2021	260	—	—	0.0%
Familia Dental Group Holdings, LLC(h)	L+8.00%	9.57%	4/8/2021	5,259	5,199	5,322	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	9.57%	4/8/2021	506	506	512	0.2%
Familia Dental Group Holdings, LLC (Revolver)(f)	L+8.00%	9.57%	4/8/2021	573	344	344	0.1%
				20,693	19,074	19,458	7.0%
High Tech Industries
Answers Finance, LLC	L+5.00%	6.57%	4/15/2021	253	251	249	0.1%
Corbett Technology Solutions, Inc.(h)	L+7.00%	8.57%	11/7/2021	4,275	4,224	4,318	1.5%
Corbett Technology Solutions, Inc. (Revolver)(f)	L+7.00%	8.57%	11/7/2021	867	607	607	0.2%
Energy Services Group, LLC	L+9.82%	11.39%	5/4/2022	4,620	4,568	4,678	1.7%
Energy Services Group, LLC(e)(n)	L+9.82%	10.82%	5/4/2022	2,495	2,361	2,509	0.9%
Energy Services Group, LLC (Delayed Draw)(f)(g)	L+9.82%	11.39%	5/4/2022	1,313	1,096	1,126	0.4%
Newforma, Inc.(h)	L+7.50%	9.19%	6/30/2022	14,962	14,754	15,060	5.4%
Newforma, Inc. (Revolver)(f)	L+7.50%	9.19%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.07%	12/12/2022	3,500	3,430	3,430	1.2%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw)(f)(g)	L+7.50%	9.07%	12/12/2022	2,334	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC (Revolver)(f)	L+7.50%	9.07%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited(e)(m)(n)	L+7.50%	8.02%	11/9/2023	9,459	9,057	9,516	3.4%
RPL Bidco Limited (Revolver)(e)(f)(m)(n)	L+7.50%	8.02%	11/9/2023	540	—	—	0.0%
				46,101	40,348	41,493	14.8%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	8.07%	8/31/2022	2,586	2,543	2,624	0.9%
Miles Partnership LLC	L+8.50%	10.19%	3/24/2021	5,946	5,910	6,005	2.2%
Miles Partnership LLC (Delayed Draw)(f)(g)	L+8.50%	10.19%	3/24/2021	1,422	1,074	1,085	0.4%
Miles Partnership LLC (Revolver)(f)	L+8.50%	10.19%	3/24/2021	320	—	—	0.0%
TRG, LLC	L+12.42%	8.86% Cash/ 4.92% PIK(o)	3/31/2021	17,088	17,000	17,190	6.2%
TRG, LLC (CapEx)(f)	L+9.50%	8.86% Cash/ 2.00% PIK	3/31/2021	1,629	1,340	1,354	0.5%
TRG, LLC (Revolver)(f)	L+9.50%	10.86%	3/31/2021	262	131	131	0.0%
Vacation Innovations, LLC(p)	L+9.31%	8.57% Cash/ 2.31% PIK(q)	8/20/2020	9,282	9,170	10,040	3.6%
Vacation Innovations, LLC (Delayed Draw)(f)(g)	L+7.50%	8.57% Cash/ 0.50% PIK	8/20/2020	2,037	—	—	0.0%
Vacation Innovations, LLC (Revolver)	L+7.50%	8.57% Cash/ 0.50% PIK	8/20/2020	342	342	342	0.1%
				40,914	37,510	38,771	13.9%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.86%	12/22/2021	4,906	$4,824	$4,937	1.8%
Destination Media, Inc.(h)	L+6.50%	8.07%	4/7/2022	7,850	7,747	7,991	2.8%
Destination Media, Inc. (Revolver)(f)	L+6.50%	8.07%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	8.53%	12/22/2022	10,000	9,801	9,800	3.5%
MC Sign Lessor Corp. (Delayed Draw)(f)(g)	L+7.00%	8.53%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver)(f)	L+7.00%	8.53%	12/22/2022	625	146	146	0.1%
				26,006	22,518	22,874	8.2%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	11.07%	12/17/2020	11,443	11,256	11,443	4.1%
				11,443	11,256	11,443	4.1%
Retail
Forman Mills, Inc.(h)	L+7.50%	9.07%	10/4/2021	8,479	8,345	8,441	3.0%
LuLu's Fashion Lounge, LLC	L+7.00%	8.57%	8/28/2022	4,906	4,767	5,004	1.8%
The Worth Collection, Ltd.(h)	L+8.50%	10.07%	9/29/2021	10,587	10,421	9,206	3.3%
Yandy Holding, LLC	L+9.00%	10.57%	9/30/2019	4,508	4,480	4,366	1.6%
Yandy Holding, LLC (Revolver)(f)	L+9.00%	10.57%	9/30/2019	907	106	102	0.0%
				29,387	28,119	27,119	9.7%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.57%	6/30/2022	5,000	4,908	5,025	1.8%
Burroughs, Inc.(h)	L+7.50%	9.03%	12/22/2022	6,000	5,910	5,910	2.2%
Burroughs, Inc. (Revolver)(f)	L+7.50%	9.07%	12/22/2022	750	75	75	0.0%
Curion Holdings, LLC(h)	L+7.00%	8.57%	5/2/2022	3,884	3,832	3,841	1.4%
Curion Holdings, LLC (Revolver)(f)	L+7.00%	8.57%	5/2/2022	308	77	76	0.0%
EB Employee Solutions, LLC(h)	L+8.50%	10.07%	2/28/2019	3,195	3,168	3,115	1.1%
First Call Resolution, LLC(h)	L+7.00%	8.36%	9/22/2022	5,000	4,916	5,002	1.8%
Madison Logic, Inc.(h)	L+8.00%	9.57%	11/30/2021	10,237	10,069	10,289	3.7%
Madison Logic, Inc. (Delayed Draw)(f)(g)	L+8.00%	9.57%	11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver)(f)	L+8.00%	9.57%	11/30/2021	988	—	—	0.0%
				40,180	32,955	33,333	12.0%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+6.50%	7.84%	7/1/2020	4,518	4,462	4,538	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+12.50%	13.84%	7/1/2020	4,759	4,697	4,756	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver)(f)	L+9.50%	11.10%	8/11/2020	236	118	118	0.0%
				9,513	9,277	9,412	3.4%
Telecommunications
Peerless Network, Inc.(h)	L+9.25%	9.86% Cash/ 0.75% PIK(r)	12/11/2020	3,139	3,089	3,152	1.1%
				3,139	3,089	3,152	1.1%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	7.19%	8/31/2023	2,782	2,759	2,792	1.0%
				2,782	2,759	2,792	1.0%
Wholesale
Mid-West Wholesale Hardware Co.(h)	L+8.00%	9.57%	2/9/2022	16,568	16,277	16,544	5.9%
Mid-West Wholesale Hardware Co. (Revolver)(f)	L+8.00%	9.57%	2/9/2022	4,421	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Nearly Natural, Inc.(h)	L+7.00%	8.59%	12/15/2022	7,000	$6,861	$6,860	2.5%
Nearly Natural, Inc. (Revolver)(f)	L+7.00%	8.59%	12/15/2022	1,522	—	—	0.0%
				29,511	23,138	23,404	8.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans				378,116	332,406	335,935	120.6%
Unitranche Loans
Chemicals, Plastics & Rubber
MFG Chemical, LLC(h)	L+6.00%	7.57%	6/23/2022	8,856	8,734	8,860	3.2%
				8,856	8,734	8,860	3.2%
Consumer Goods: Non-Durable
Incipio Technologies, Inc.(s)	L+7.75%	9.32%	12/26/2019	12,209	12,063	11,769	4.2%
				12,209	12,063	11,769	4.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.07%	4/27/2018	6,120	6,076	5,912	2.1%
Collaborative Neuroscience Network, LLC	L+15.00%	12.00% Cash/ 3.00% PIK	4/27/2018	295	295	295	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.57%	4/27/2018	200	191	195	0.1%
Priority Ambulance, LLC(h)	L+6.50%	8.19%	4/12/2022	9,258	9,088	9,309	3.4%
Priority Ambulance, LLC (Delayed Draw)(f)(g)	L+6.50%	8.19%	4/12/2022	677	—	—	0.0%
				16,550	15,650	15,711	5.7%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.07%	12/31/2021	4,214	4,214	3,955	1.4%
				4,214	4,214	3,955	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Loans				41,829	40,661	40,295	14.5%
Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.38%	8/2/2022	5,000	4,943	5,000	1.8%
				5,000	4,943	5,000	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	10.98%	5/8/2019	8,594	8,361	8,336	3.0%
				8,594	8,361	8,336	3.0%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.08%	7/3/2021	5,792	5,792	5,611	2.0%
				5,792	5,792	5,611	2.0%
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	9.75%	7/31/2024	3,000	2,956	3,034	1.1%
				3,000	2,956	3,034	1.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00%	9/15/2021	394	392	386	0.1%
Micro Holdings Corp.	L+7.50%	9.09%	8/18/2025	3,000	2,971	3,021	1.1%
				3,394	3,363	3,407	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	8.71%	8/3/2025	4,500	4,456	4,522	1.6%
				4,500	4,456	4,522	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Media: Diversified & Production
The Octave Music Group, Inc. (fka SCP TPZ Acquisition, Inc.)	L+8.25%	9.62%		5/29/2022	5,000	$4,947	$5,006	1.8%
					5,000	4,947	5,006	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	12.69%		12/31/2018	625	620	625	0.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	L+9.00%	10.57%		7/1/2020	3,000	3,000	3,008	1.1%
					3,625	3,620	3,633	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					38,905	38,438	38,549	13.8%
Equity Securities(t)(u)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase 14,247 class A preferred units)(e)	—	—	(v)	11/30/2027	—	116	119	0.0%
						116	119	0.0%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	—	—	(v)	12/27/2022	—	—	—	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	—	—	(v)	12/31/2027	—	—	—	0.0%
						—	—	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(v)	—	—	2,413	1,339	0.5%
						2,413	1,339	0.5%
Hotels, Gaming & Leisure
Playtime, LLC – Preferred Units (8,665 units)	—	—	(v)	—	—	200	18	0.0%
						200	18	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(v)	—	—	129	171	0.1%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity)(e)(m)	—	—	(v)	9/18/2025	—	—	219	0.1%
						129	390	0.2%
Retail
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)	—	—		—	—	86	122	0.0%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)	—	—		—	—	1	—	0.0%
						87	122	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	—	(v)	—	—	395	399	0.1%
						395	399	0.1%
Services: Consumer
Education Corporation of America – Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK		—	—	8,366	8,429	3.0%
						8,366	8,429	3.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	— (v)	—		—	$152	$152	0.1%
						152	152	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities						11,858	10,968	3.9%
Total Non-Controlled/Non-Affiliate Company Investments						$423,363	$425,747	152.8%
Non-Controlled Affiliate Company Investments(w)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+8.00%	9.57%	7/22/2019		7,667	7,592	7,441	2.7%
American Community Homes, Inc.	L+12.50%	9.57% Cash/ 4.50% PIK	7/22/2019		4,413	4,376	4,329	1.6%
American Community Homes, Inc.	L+12.50%	9.57% Cash/ 4.50% PIK	n/a	(x)	542	536	542	0.2%
American Community Homes, Inc.	L+8.00%	9.57%	7/22/2019		444	435	431	0.2%
American Community Homes, Inc.	L+12.50%	9.57% Cash/ 4.50% PIK	7/22/2019		228	223	224	0.1%
American Community Homes, Inc. (Delayed Draw)(f)(g)	L+8.00%	9.57%	7/22/2019		444	—	—	0.0%
American Community Homes, Inc. (Delayed Draw)(f)(g)	L+12.50%	9.57% Cash/ 4.50% PIK	7/22/2019		222	—	—	0.0%
					13,960	13,162	12,967	4.8%
Consumer Goods: Non-Durable
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	12.00% PIK(y)	8/29/2019		1,157	1,157	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	15.00% PIK(y)	8/29/2019		422	416	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	17.00% PIK(y)	3/30/2018		235	235	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	16.50% PIK(y)	8/29/2019		550	534	550	0.2%
					2,364	2,342	550	0.2%
Containers, Packaging & Glass
Summit Container Corporation(h)	L+12.00%	12.00% Cash/ 2.00% PIK	1/6/2019		3,593	3,576	3,421	1.2%
Summit Container Corporation(h)	L+12.00%	12.00% Cash/ 2.00% PIK	1/6/2019		1,508	1,508	1,507	0.5%
					5,101	5,084	4,928	1.7%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+13.00%	14.57%	3/31/2020		10,922	10,355	10,594	3.8%
Rockdale Blackhawk, LLC (Capex)	L+13.00%	14.57%	3/31/2020		549	549	533	0.2%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.57%	3/31/2020		1,849	1,849	1,797	0.6%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.57%	3/31/2020		3,236	3,236	3,145	1.1%
SHI Holdings, Inc.(h)	L+10.25%	11.82%	7/10/2019		2,625	2,608	2,625	0.9%
SHI Holdings, Inc. (Revolver)(f)	L+10.25%	11.82%	7/10/2019		2,318	2,216	2,226	0.8%
					21,499	20,813	20,920	7.4%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.57% PIK	9/12/2019		4,249	4,218	3,697	1.3%
Luxury Optical Holdings Co. (Delayed Draw)(f)(g)	L+11.50%	13.07%	9/12/2019		1,176	741	741	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.57% PIK	9/12/2019		196	196	170	0.1%
TPP Operating, Inc.	L+6.00%	7.57% PIK(y)	11/8/2018		9,370	9,330	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
TPP Operating, Inc.	L+6.00%	7.57	%(y)	11/8/2018	6,885	$6,885	$3,373	1.2%
TPP Operating, Inc.	L+9.61%	11.18	%(y)	11/8/2018	4,593	4,593	4,593	1.6%
					26,469	25,963	12,574	4.5%
Total Non-Controlled Affiliate Senior Secured Loans					69,393	67,364	51,939	18.6%
Junior Secured Loans
Consumer Goods: Non-Durable
Millennial Brands LLC (fka Rocket Dog Brands LLC)	n/a	15.00% PIK(y)		5/1/2020	2,011	2,011	—	0.0%
					2,011	2,011	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					2,011	2,011	—	0.0%
Equity Securities
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	—	—	(v)	10/9/2024	—	—	353	0.1%
						—	353	0.1%
Consumer Goods: Non-Durable
Millennial Brands LLC (fka Rocket Dog Brands LLC)	—	—	(v)	—	—	—	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands LLC)	n/a	15.00% PIK(y)		—	—	967	—	0.0%
						967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	(v)	1/6/2024	—	—	—	0.0%
						—	—	0.0%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC – LLC Units (18.03% of the LLC interest)	—	—	(v)	—	—	1,093	5,673	2.0%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(v)	—	—	27	786	0.3%
						1,120	6,459	2.3%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(v)	—	—	—	—	0.0%
TPP Operating, Inc. (24 shares of common stock)	—	—	(v)	—	—	1,953	—	0.0%
TPP Operating, Inc. (16 shares of common stock)(z)	—	—	(v)	—	—	1,302	—	0.0%
						3,255	—	0.0%
Total Non-Controlled Affiliate Equity Securities						5,342	6,812	2.4%
Total Non-Controlled Affiliate Company Investments						$74,717	$58,751	21.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Controlled Affiliate Company Investments(aa)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC(e)					9,500	9,640	3.5%
Total Controlled Affiliate Equity Securities					9,500	9,640	3.5%
Total Controlled Affiliate Company Investments					$9,500	$9,640	3.5%
TOTAL INVESTMENTS					$507,580	$494,138	177.3%

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $278,699 as of December 31, 2017.
(e)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, non-qualifying assets totaled 13.13% of the Company’s total assets excluding prepaid expenses.
(f)	All or a portion of this commitment was unfunded at December 31, 2017. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,113) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(k)	This investment represents a senior secured note that is traded in the secondary bond market.
(l)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(m)	This is an international company.
(n)	This term loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(o)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.92% per annum.
(p)	A portion of this loan (principal of $4,099) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

(q)	A portion of the PIK interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 1.81% per annum.
(r)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.
(s)	A portion of this loan (principal of $4,477) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(t)	Represents less than 5% ownership of the portfolio company’s voting securities.
(u)	Ownership of certain equity investments may occur through a holding company or partnership.
(v)	Represents a non-income producing security.
(w)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(x)	This is a demand note with no stated maturity.
(y)	This position was on non-accrual status as of December 31, 2017, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.
(z)	This investment is held in a wholly owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company's equity interest in TPP. See Note 5 in the accompanying notes to the consolidated financial statements for additional information.
(aa)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Cyalume Technologies Holdings, Inc.(e)	L+9.00%	10.00%	5/18/2020	4,291	$4,204	$4,462	1.9%
Cyalume Technologies Holdings, Inc. (Delayed Draw)	L+9.00%	10.00%	5/18/2020	387	387	402	0.2%
Cyalume Technologies Holdings, Inc. (Revolver)(f)	L+9.00%	10.00%	5/18/2020	1,528	—	—	0.0%
				6,206	4,591	4,864	2.1%
Automotive
Inteva Products, LLC	L+8.50%	9.75%	9/8/2021	1,978	1,967	1,998	0.8%
Tectum Holdings, Inc.	L+4.75%	5.75%	8/24/2023	1,995	1,976	2,025	0.8%
				3,973	3,943	4,023	1.6%
Banking, Finance, Insurance & Real Estate
Liftforward SPV II, LLC(f)(g)	L+10.75%	11.51%	11/10/2020	10,000	254	254	0.1%
Repay Holdings, LLC	L+9.00%	9.76%	9/1/2021	12,000	11,802	11,934	5.0%
Repay Holdings, LLC (Revolver)(f)	L+9.00%	9.76%	9/1/2021	1,200	—	—	0.0%
Shields Land Company of Georgia, LLC(g)	L+9.50%	10.15%	12/28/2017	2,450	2,425	2,445	1.0%
				25,650	14,481	14,633	6.1%
Beverage, Food & Tobacco
All Holding Company, LLC(e)	L+7.00%	7.76%	11/15/2021	5,466	5,363	5,493	2.3%
California Pizza Kitchen, Inc.	L+6.00%	7.00%	8/23/2022	6,983	6,913	6,966	2.9%
				12,449	12,276	12,459	5.2%
Construction & Building
Cali Bamboo, LLC	L+8.50%	9.26%	7/10/2020	5,423	5,350	5,531	2.3%
Cali Bamboo, LLC (Revolver)(f)	L+8.50%	9.26%	7/10/2020	1,624	65	65	0.0%
Cornerstone Detention Products, Inc.(h)	L+10.50%	10.50% Cash/ 1.00% PIK	4/8/2019	3,784	3,747	3,599	1.5%
Cornerstone Detention Products, Inc. (Revolver)(f)	L+9.50%	10.50%	4/8/2019	400	—	—	0.0%
G&M Opco LLC(e)	L+7.50%	8.26%	6/23/2020	3,006	2,951	3,066	1.3%
L.A.R.K. Industries, Inc.	L+7.00%	8.00%	9/3/2019	6,257	6,169	6,341	2.6%
				20,494	18,282	18,602	7.7%
Consumer Goods: Non-Durable
360 Holdings III Corp.	L+9.00%	10.00%	10/1/2021	5,925	5,718	5,718	2.4%
Bluestem Brands, Inc.	L+7.50%	8.50%	11/6/2020	2,758	2,737	2,404	1.0%
Solaray, LLC	L+6.50%	7.50%	9/9/2023	3,297	3,265	3,280	1.4%
Solaray, LLC (Delayed Draw)(f)(i)	L+6.50%	7.50%	9/9/2023	703	—	—	0.0%
				12,683	11,720	11,402	4.8%
Energy: Oil & Gas
Diesel Direct Holdings, Inc.(e)	L+7.00%	7.76%	2/17/2020	5,225	5,217	5,277	2.2%
Landpoint, LLC	L+12.75%	12.00% Cash/ 2.25% PIK (j)	12/20/2019	2,632	2,602	2,526	1.1%
Landpoint, LLC (Revolver)(f)	L+10.50%	12.00%	12/20/2019	313	—	—	0.0%
				8,170	7,819	7,803	3.3%
Environmental Industries
Synergy Environmental Corporation(e)	L+8.00%	8.76%	4/29/2021	3,130	3,068	3,148	1.3%
Synergy Environmental Corporation(e)	L+8.00%	8.76%	4/29/2021	523	513	526	0.2%
Synergy Environmental Corporation (Delayed Draw)(f)(i)	L+8.00%	8.76%	4/29/2018	1,342	—	—	0.0%
Synergy Environmental Corporation (Revolver)(f)	L+8.00%	8.76%	4/29/2021	671	94	94	0.0%
				5,666	3,675	3,768	1.5%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Healthcare & Pharmaceuticals
Beaver-Visitec International Holdings, Inc.	L+5.00%	6.00%		8/19/2023	4,988	$4,939	$4,988	2.1%
Edge Systems Holdings Corp.	L+8.00%	9.00%		11/29/2021	3,740	3,667	3,665	1.5%
Edge Systems Holdings Corp. (Revolver)(f)	L+8.00%	9.00%		11/29/2021	260	—	—	0.0%
Familia Dental Group Holdings, LLC(e)	L+8.00%	8.76%		4/8/2021	5,397	5,327	5,480	2.3%
Familia Dental Group Holdings, LLC (Delayed Draw)	L+8.00%	8.76%		4/8/2021	519	519	527	0.2%
Familia Dental Group Holdings, LLC (Revolver)(f)	L+8.00%	8.76%		4/8/2021	573	57	57	0.0%
Precision Toxicology, LLC(e)	L+11.50%	10.26% Cash/ 2.00% PIK		3/24/2020	4,242	4,186	4,244	1.8%
					19,719	18,695	18,961	7.9%
High Tech Industries
Answers Corporation	P+6.25%	10.00	%(k)	10/1/2021	2,903	2,819	1,495	0.6%
BCC Software, LLC(e)	L+8.00%	9.00%		6/20/2019	2,204	2,186	2,203	0.9%
BCC Software, LLC (Revolver)(f)	L+8.00%	9.00%		6/20/2019	469	—	—	0.0%
Corbett Technology Solutions, Inc.(e)	L+7.00%	7.76%		11/7/2021	4,500	4,434	4,511	1.9%
Corbett Technology Solutions, Inc. (Revolver)(f)	L+7.00%	7.76%		11/7/2021	867	—	—	0.0%
					10,943	9,439	8,209	3.4%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	7.50%		8/31/2022	2,612	2,562	2,635	1.1%
BC Equity Ventures LLC	L+6.50%	7.50%		8/31/2022	375	372	373	0.2%
Miles Media Group LLC	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	6,110	6,052	6,119	2.5%
Miles Media Group LLC (Delayed Draw)(f)(i)	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	1,455	—	—	0.0%
Miles Media Group LLC (Revolver)(f)	L+11.00%	10.00% Cash/ 2.00% PIK		3/24/2021	320	—	—	0.0%
TRG, LLC	L+13.80%	8.12% Cash/ 6.30% PIK	(l)	3/31/2021	11,876	11,837	11,960	5.0%
TRG, LLC (Revolver)	L+9.50%	10.12%		3/31/2021	131	131	131	0.1%
TRG, LLC (CapEx)(f)	L+9.50%	8.12% Cash/ 2.00% PIK		3/31/2021	1,609	943	946	0.4%
Vacation Innovations, LLC(m)	L+9.40%	7.76% Cash/ 2.42% PIK	(n)	8/20/2020	10,553	10,382	10,848	4.5%
Vacation Innovations, LLC (Revolver)(f)	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	342	—	—	0.0%
Vacation Innovations, LLC (Delayed Draw)(f)(i)	L+8.50%	7.76% Cash/ 1.50% PIK		8/20/2020	2,037	—	—	0.0%
					37,420	32,279	33,012	13.8%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.26%		12/22/2021	5,000	4,908	4,900	2.0%
AdTheorent, Inc. (Revolver)(f)	L+8.50%	9.26%		12/22/2021	515	77	77	0.0%
InMobi Pte, Ltd. (Delayed Draw)(f)(g)(i)	L+10.17%	10.98%		9/1/2018	10,000	6,667	6,587	2.7%
					15,515	11,652	11,564	4.7%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	10.26%		12/17/2020	13,407	13,127	13,675	5.7%
					13,407	13,127	13,675	5.7%
Metals & Mining
O'Brien Industrial Holdings, LLC	L+7.75%	8.75%		5/13/2019	5,286	5,219	5,268	2.2%
					5,286	5,219	5,268	2.2%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Retail
Forman Mills, Inc.(e)	L+7.50%	8.50%	10/4/2021	8,500	$8,337	$8,470	3.5%
Luxury Optical Holdings Co.	L+11.50%	9.00% Cash/ 3.50% PIK	9/12/2019	4,012	3,965	3,948	1.6%
Luxury Optical Holdings Co. (Revolver)(f)	L+8.00%	9.00%	9/12/2019	273	—	—	0.0%
The Worth Collection, Ltd.(e)	L+8.50%	9.26%	9/29/2021	11,000	10,789	11,132	4.6%
Yandy Holding, LLC	L+9.00%	10.00%	9/30/2019	5,677	5,625	5,581	2.3%
Yandy Holding, LLC (Revolver)(f)	L+9.00%	10.00%	9/30/2019	907	—	—	0.0%
				30,369	28,716	29,131	12.0%
Services: Business
EB Employee Solutions, LLC(e)	L+8.50%	10.00%	2/28/2019	3,370	3,324	3,263	1.4%
Madison Logic, Inc.(e)	L+8.00%	8.76%	11/30/2021	10,500	10,291	10,610	4.4%
Madison Logic, Inc. (Delayed Draw)(f)(i)	L+8.00%	8.76%	11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver)(f)	L+8.00%	8.76%	11/30/2021	988	—	—	0.0%
SNI Companies(o)	L+8.00%	9.00%	12/31/2018	5,357	5,299	5,378	2.2%
SNI Companies (Revolver)(f)	L+8.00%	9.00%	12/31/2018	1,250	313	313	0.1%
				26,283	19,227	19,564	8.1%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+5.50%	6.50%	7/1/2020	4,698	4,619	4,693	1.9%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+11.50%	12.50%	7/1/2020	4,849	4,765	4,805	2.0%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver)(f)	L+8.50%	9.50%	8/11/2017	236	—	—	0.0%
				9,783	9,384	9,498	3.9%
Telecommunications
Peerless Network, Inc.(e)	L+8.50%	9.18% Cash/ 0.75% PIK (p)	12/11/2020	3,500	3,431	3,430	1.4%
				3,500	3,431	3,430	1.4%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	6.50%	8/31/2023	2,993	2,964	2,999	1.3%
				2,993	2,964	2,999	1.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans				270,509	230,920	232,865	96.7%
Unitranche Loans
Automotive
Fabco Automotive Corporation	L+11.25%	8.00% Cash/ 4.25% PIK	4/3/2019	8,587	8,553	3,491	1.4%
				8,587	8,553	3,491	1.4%
Consumer Goods: Durable
MooreCo, Inc.	L+14.50%	13.50% Cash/ 2.50% PIK	12/27/2017	3,620	3,600	3,620	1.5%
				3,620	3,600	3,620	1.5%
Consumer Goods: Non-Durable
Incipio Technologies, Inc.(q)	L+6.00%	7.00%	12/26/2019	14,291	14,045	14,219	5.9%
				14,291	14,045	14,219	5.9%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC(r)	L+11.50%	13.00%	12/27/2017	6,120	6,059	5,814	2.4%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK	12/27/2017	286	286	286	0.1%
				6,406	6,345	6,100	2.5%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Hotels, Gaming & Leisure
Playtime, LLC	L+8.50%	9.00% Cash/ 1.00% PIK	12/31/2021	5,405	$5,381	$4,797	2.0%
				5,405	5,381	4,797	2.0%
Services: Business
Output Services Group, Inc.	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	6,500	6,432	6,520	2.7%
Output Services Group, Inc.	L+9.00%	9.50% Cash/ 1.00% PIK	12/17/2020	8,296	8,189	8,391	3.5%
				14,796	14,621	14,911	6.2%
Wholesale
Gracelock Industries, LLC	L+13.74%	11.00% Cash/ 4.24% PIK (s)	5/7/2019	4,888	4,816	4,500	1.9%
				4,888	4,816	4,500	1.9%
Total Non-Controlled/Non-Affiliate Unitranche Loans				57,993	57,361	51,638	21.4%
Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.00%	8/2/2022	5,000	4,933	5,040	2.1%
				5,000	4,933	5,040	2.1%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.00%	10.25%	5/8/2019	8,594	8,215	8,547	3.5%
				8,594	8,215	8,547	3.5%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	8.75%	7/3/2021	5,792	5,792	4,335	1.8%
				5,792	5,792	4,335	1.8%
Chemicals, Plastics & Rubber
New NSI Holdings, Inc.	L+8.25%	9.25%	7/28/2022	4,000	3,949	4,040	1.7%
				4,000	3,949	4,040	1.7%
Consumer Goods: Non-Durable
Mud Pie, LLC	n/a	10.00% Cash/ 1.50% PIK	11/4/2020	5,221	5,145	5,325	2.2%
				5,221	5,145	5,325	2.2%
High Tech Industries
Hyland Software Inc.	L+7.25%	8.25%	7/1/2023	5,000	4,832	5,100	2.1%
Micro Holdings Corp.	L+7.50%	8.50%	7/8/2022	5,590	5,475	5,590	2.3%
				10,590	10,307	10,690	4.4%
Media: Broadcasting & Subscription
Mergermarket USA, Inc.	L+6.50%	7.50%	12/19/2021	4,500	4,400	4,371	1.8%
				4,500	4,400	4,371	1.8%
Media: Diversified & Production
SCP TPZ Acquisition, Inc.	L+8.25%	9.25%	5/29/2022	5,000	4,938	4,938	2.1%
				5,000	4,938	4,938	2.1%
Services: Business
Sterling Merger Sub Corp.	L+7.75%	8.75%	6/19/2023	5,000	4,958	4,892	2.0%
				5,000	4,958	4,892	2.0%
Services: Consumer
Education Corporation of America	L+11.00%	12.00%	12/31/2018	4,167	4,099	4,167	1.7%
Pre-Paid Legal Services, Inc. (Legal Shield)	L+9.00%	10.25%	7/1/2020	3,000	3,000	3,021	1.3%
				7,167	7,099	7,188	3.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans				60,864	59,736	59,366	24.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Equity Securities(t)
Aerospace & Defense
Cyalume Technologies Holdings, Inc. – Series D Preferred Stock (3.06 shares)	—	—	(u)	—	—	$—	$697	0.3%
						—	697	0.3%
Automotive
Fabco Automotive Corporation (warrant to purchase up to 1.87% of the equity)	—	—	(u)	—	—	—	—	0.0%
						—	—	0.0%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 4 LLC units)	—	—	(u)	12/27/2022	—	—	—	0.0%
						—	—	0.0%
Hotels, Gaming & Leisure
BookIt Operating LLC (warrant to purchase up to 3.0% of the equity)	—	—	(u)	12/21/2023	—	—	201	0.1%
Playtime, LLC – Preferred Units (8,665 units)	—	—	(u)	—	—	200	—	0.0%
						200	201	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (represents the right to purchase 0.42% of the equity)(g)	—	—	(u)	9/18/2025	—	—	49	0.0%
AdTheorent, Inc. (128,866 shares of common stock)	—	—	(u)	—	—	129	129	0.1%
						129	178	0.1%
Metals & Mining
O'Brien Industrial Holdings, LLC (warrants to purchase up to 2.44% of certain affiliated entities of the company)	—	—	(u)	5/13/2024	—	—	—	0.0%
						—	—	0.0%
Retail
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)	—	—		—	—	86	117	0.0%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)	—	—		—	—	1	—	0.0%
						87	117	0.0%
Services: Business
Output Services Group, Inc. (warrant to purchase up to 3.89% of the common stock)	—	—	(u)	12/17/2022	—	—	797	0.3%
						—	797	0.3%
Services: Consumer
Education Corporation of America – Series G Preferred Stock (8,333 shares)	n/a	12.00%		—	—	8,125	8,121	3.4%
						8,125	8,121	3.4%
Total Non-Controlled/Non-Affiliate Equity Securities						8,541	10,111	4.2%
Total Non-Controlled/Non-Affiliate Company Investments						$356,558	$353,980	146.9%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Non-Controlled Affiliate Company Investments(v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+8.00%	9.50%	7/22/2019		7,667	$7,550	$7,816	3.3%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK	7/22/2019		4,217	4,158	4,301	1.8%
American Community Homes, Inc.	L+12.50%	9.50% Cash/ 4.50% PIK	n/a	(w)	518	508	518	0.2%
					12,402	12,216	12,635	5.3%
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC	n/a	12.00% PIK	8/29/2019		1,124	1,125	464	0.2%
Rocket Dog Brands, LLC	n/a	15.00% PIK	8/29/2019		407	402	365	0.2%
Rocket Dog Brands, LLC	n/a	17.00% PIK	3/31/2017		225	225	225	0.1%
					1,756	1,752	1,054	0.5%
Containers, Packaging & Glass
Summit Container Corporation(e)	L+12.00%	12.00% Cash/ 2.00% PIK	1/6/2019		3,624	3,582	3,550	1.5%
					3,624	3,582	3,550	1.5%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+11.00%	12.00%	3/31/2020		10,923	10,155	10,933	4.5%
Rockdale Blackhawk, LLC (Revolver)(f)	L+11.00%	12.00%	3/31/2020		1,849	924	924	0.4%
Rockdale Blackhawk, LLC (Capex)	L+11.00%	12.00%	3/31/2020		565	565	565	0.2%
SHI Holdings, Inc.(e)	L+9.25%	10.01%	7/10/2019		2,625	2,592	2,625	1.1%
SHI Holdings, Inc. (Revolver)(f)	L+9.25%	10.01%	7/10/2019		1,773	1,188	1,203	0.5%
					17,735	15,424	16,250	6.7%
Total Non-Controlled Affiliate Senior Secured Loans					35,517	32,974	33,489	14.0%
Junior Secured Loans
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC	n/a	15.00% PIK	5/1/2020		1,938	1,938	—	0.0%
					1,938	1,938	—	0.0%
Total Non-Controlled Affiliate Junior Secured Loans					1,938	1,938	—	0.0%
Equity Securities
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	—	— (u)	10/9/2024		—	—	1,315	0.6%
						—	1,315	0.6%
Consumer Goods: Non-Durable
Rocket Dog Brands, LLC – Common Units (75,502 units)	—	— (u)	—		—	—	—	0.0%
Rocket Dog Brands, LLC – Preferred Units (10 units)	—	15.00% PIK (x)	—		—	967	—	0.0%
						967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	— (u)	1/6/2024		—	—	113	0.0%
						—	113	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

Portfolio Company(a)	Spread Above Index(b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value(c)	% of Net Assets(d)
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC – LLC Units (11.56% of the LLC interest)	—	—		—	—	$1,093	$14,655	6.1%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(u)	—	—	27	469	0.2%
						1,120	15,124	6.3%
Total Non-Controlled Affiliate Equity Securities						2,087	16,552	6.9%
Total Non-Controlled Affiliate Company Investments						$36,999	$50,041	20.9%
Controlled Affiliate Company Investments(y)
Senior Secured Loans
Retail
TPP Operating, Inc.	L+6.00%	7.50	%(k)	11/8/2018	9,370	9,330	1,799	0.7%
TPP Operating, Inc.	L+6.00%	7.50	%(k)	11/8/2018	4,344	4,344	4,344	1.8%
TPP Operating, Inc.	L+9.61%	11.11	%(k)	11/8/2018	2,756	2,756	2,756	1.1%
					16,470	16,430	8,899	3.6%
Total Controlled Affiliate Senior Secured Loans					16,470	16,430	8,899	3.6%
Equity Securities
Retail
TPP Acquisition, Inc. (829 shares of common stock)	—	—	(u)	—	—	—	—	0.0%
TPP Operating, Inc. (40 shares of common stock)	—	—	(u)	—	—	3,255	—	0.0%
Total Controlled Affiliate Equity Securities						3,255	—	0.0%
Total Controlled Affiliate Company Investments						$19,685	$8,899	3.6%
TOTAL INVESTMENTS						$413,242	$412,920	171.4%

(a)	All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies except for InMobi Pte, Ltd. which is an international company headquartered in California.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $240,850 as of December 31, 2016.
(e)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(f)	All or a portion of this commitment was unfunded at December 31, 2016. As such, interest is earned only on the funded portion of this commitment.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2016
(in thousands, except for shares and units)

(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, non-qualifying assets totaled 2.20% of the Company’s total assets excluding prepaid expenses.
(h)	A portion of this loan (principal of $2,271) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(j)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(k)	This position was on non-accrual status as of December 31, 2016, meaning that the Company has ceased recognizing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.
(l)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.30% per annum.
(m)	A portion of this loan (principal of $4,660) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(n)	A portion of the PIK interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.92% per annum.
(o)	A portion of this loan (principal of $3,435) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(p)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.
(q)	A portion of this loan (principal of $5,240) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(r)	The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing, and therefore, the entire unitranche loan asset remains in the Consolidated Schedule of Investments.
(s)	The PIK portion of the interest rate for Gracelock Industries, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.24% per annum.
(t)	Represents less than 5% ownership of the portfolio company’s voting securities.
(u)	Represents a non-income producing security.
(v)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(w)	This is a demand note with no stated maturity.
(x)	This position includes a PIK dividend and is currently on non-accrual status.
(y)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of December 31, 2017, MRCC SBIC had $57,624 in leverageable capital and $109,520 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, MC Forest Park Lender, LLC, and MC Reserve Lender, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 for further discussion regarding the fair value measurements and hierarchy.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $8,005 and $6,192 as of December 31, 2017 and 2016, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2017, 2016 and 2015 totaled $4,486, $3,100 and $3,306 respectively. For the years ended December 31, 2017, 2016 and 2015, interest income included $1,860, $1,556 and $1,105 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the years ended December 31, 2017, 2016 and 2015, interest income included $1,790, $995 and $1,230 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended December 31, 2017, 2016 and 2015, interest income included $1,729, $2,027 and $1,980 of PIK interest, respectively. For the years ended December 31, 2017, 2016 and 2015, dividend income included $241, zero and zero of PIK dividends, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment,

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual:  Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. The Company generally reverses accrued interest when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $8,516 and $10,394 at December 31, 2017 and 2016, respectively.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 for additional information.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 10 for additional information on the Company’s share activity. For the years presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2017 and 2016, the Company had unamortized deferred financing costs of $4,670 and $3,945, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2017, 2016 and 2015 was $1,042, $820 and $742, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of December 31, 2017 and 2016, other assets on the consolidated statements of assets and liabilities included $494 and $281, respectively, of deferred offering costs which will be charged against the proceeds from future equity offerings when received.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

Investments Denominated in Foreign Currency

As of December 31, 2017, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the years ended December 31, 2017, 2016 and 2015, $100, $679 and $83, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of December 31, 2017 and 2016, payables for excise taxes of $80, and $475, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies  – (continued)

uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2017. The 2014 through 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued and such disclosure is included in Note 13. Other than what was disclosed in Note 13, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017.

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

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. The Company adopted ASU 2014-09 on January 1, 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2017		December 31, 2016
Amortized Cost:
Senior secured loans	$399,770	78.8%	$280,324	67.8%
Unitranche loans	40,661	8.0	57,361	13.9
Junior secured loans	40,449	8.0	61,674	14.9
LLC equity interest in SLF	9,500	1.8	—	—
Equity securities	17,200	3.4	13,883	3.4
Total	$507,580	100.0%	$413,242	100.0%
Fair Value:
Senior secured loans	$387,874	78.5%	$275,253	66.7%
Unitranche loans	40,295	8.2	51,638	12.5
Junior secured loans	38,549	7.8	59,366	14.4
LLC equity interest in SLF	9,640	1.9	—	—
Equity securities	17,780	3.6	26,663	6.4
Total	$494,138	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2017		December 31, 2016
Amortized Cost:
International	$13,858	2.7%	$6,667	1.6%
Midwest	91,160	18.0	59,710	14.5
Northeast	142,742	28.1	105,482	25.5
South	—	—	2,425	0.6
Southeast	84,108	16.6	60,719	14.7
Southwest	59,335	11.7	50,562	12.2
West	116,377	22.9	127,677	30.9
Total	$507,580	100.0%	$413,242	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

	December 31, 2017		December 31, 2016
Fair Value:
International	$14,632	3.0%	$6,636	1.6%
Midwest	90,399	18.3	60,579	14.7
Northeast	143,942	29.1	108,188	26.2
South	—	—	2,445	0.6
Southeast	85,293	17.3	61,128	14.8
Southwest	47,968	9.7	54,263	13.1
West	111,904	22.6	119,681	29.0
Total	$494,138	100.0%	$412,920	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2017		December 31, 2016
Amortized Cost:
Aerospace & Defense	$4,943	1.0%	$9,524	2.3%
Automotive	—	—	12,496	3.0
Banking, Finance, Insurance & Real Estate	60,519	11.9	34,912	8.4
Beverage, Food & Tobacco	17,888	3.5	18,068	4.4
Chemicals, Plastics & Rubber	8,734	1.7	3,949	1.0
Construction & Building	17,851	3.5	18,282	4.4
Consumer Goods: Durable	11,625	2.3	3,600	0.9
Consumer Goods: Non-Durable	32,563	6.4	35,567	8.6
Containers, Packaging & Glass	5,084	1.0	3,582	0.9
Energy: Oil & Gas	2,372	0.5	7,819	1.9
Environmental Industries	4,359	0.9	3,675	0.9
Healthcare & Pharmaceuticals	59,613	11.7	41,584	10.1
High Tech Industries	46,124	9.1	19,746	4.8
Hotels, Gaming & Leisure	41,924	8.2	37,860	9.2
Investment Funds & Vehicles	9,500	1.9	—	—
Media: Advertising, Printing & Publishing	22,647	4.5	11,781	2.8
Media: Broadcasting & Subscription	15,712	3.1	17,527	4.2
Media: Diversified & Production	4,947	1.0	4,938	1.2
Metals & Mining	—	—	5,219	1.3
Retail	57,424	11.3	48,488	11.7
Services: Business	33,350	6.6	38,806	9.4
Services: Consumer	21,263	4.2	24,608	5.9
Telecommunications	3,089	0.6	3,431	0.8
Utilities: Electric	2,759	0.5	2,964	0.7
Wholesale	23,290	4.6	4,816	1.2
Total	$507,580	100.0%	$413,242	100.0%

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

	December 31, 2017		December 31, 2016
Fair Value:
Aerospace & Defense	$5,000	1.0%	$10,601	2.6%
Automotive	—	—	7,514	1.8
Banking, Finance, Insurance & Real Estate	61,407	12.4	37,130	9.0
Beverage, Food & Tobacco	17,770	3.6	16,794	4.1
Chemicals, Plastics & Rubber	8,860	1.8	4,040	1.0
Construction & Building	18,049	3.6	18,602	4.5
Consumer Goods: Durable	11,808	2.4	3,620	0.9
Consumer Goods: Non-Durable	26,546	5.4	32,000	7.7
Containers, Packaging & Glass	4,928	1.0	3,663	0.9
Energy: Oil & Gas	2,352	0.5	7,803	1.9
Environmental Industries	4,457	0.9	3,768	0.9
Healthcare & Pharmaceuticals	65,582	13.3	56,435	13.7
High Tech Industries	46,239	9.4	18,899	4.6
Hotels, Gaming & Leisure	42,744	8.6	38,010	9.2
Investment Funds & Vehicles	9,640	2.0	—	—
Media: Advertising, Printing & Publishing	23,264	4.7	11,742	2.8
Media: Broadcasting & Subscription	15,965	3.2	18,046	4.4
Media: Diversified & Production	5,006	1.0	4,938	1.2
Metals & Mining	—	—	5,268	1.3
Retail	39,815	8.1	38,147	9.2
Services: Business	33,732	6.8	40,164	9.7
Services: Consumer	21,474	4.3	24,807	6.0
Telecommunications	3,152	0.6	3,430	0.8
Utilities: Electric	2,792	0.6	2,999	0.7
Wholesale	23,556	4.8	4,500	1.1
Total	$494,138	100.0%	$412,920	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (“NLV”) in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee, consisting of one representative of each of the Company and NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of December 31, 2017, the Company and NLV owned 50.0% and 50.0%, respectively of the LLC equity interests of SLF. As of December 31, 2017, SLF had $100,000 in commitments from its members (in the aggregate), of which $19,000 was funded.

As of December 31, 2017, SLF had total assets at fair value of $41,641. As of December 31, 2017, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

December 31, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $2,083.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2017:

As of December 31, 2017
Senior secured loans(1)	31,521
Weighted average current interest rate on senior secured loans(2)	7.1%
Number of borrowers in SLF	8

(1)	At principal amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at principal amount.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS
December 31, 2017

Portfolio Company(a)	Industry	Seniority	Interest Rate(b)	Principal	Fair Value
BMC Acquisition, Inc.(c)	Wholesale	Senior Secured	6.94%	5,000	$5,000
Clearent Holdings LLC and Clearent, LLC(c)	Banking, Finance, Insurance & Real Estate	Senior Secured	8.25%	1,056	1,045
Clearent Holdings LLC and Clearent, LLC(c)		Senior Secured	8.25%	1,257	1,244
Clearent Holdings LLC and Clearent, LLC(c)(d)		Senior Secured	8.25%	208	—
Gigamon Inc(c)	High Tech Industries	Senior Secured	6.03%	3,000	2,985
Il Fornaio (America) Corporation	Beverage, Food & Tobacco	Senior Secured	8.07%	5,000	5,008
LegalZoom.com, Inc.(c)	Services: Consumer	Senior Secured	5.94%	2,000	2,005
Research Now Group, Inc. and Survey Sampling International, LLC(d)	Media: Diversified & Production	Senior Secured	7.13%	7,000	6,714
Solaray, LLC	Consumer Goods: Non-Durable	Senior Secured	8.02%	1,625	1,625
Solaray, LLC(d)		Senior Secured	8.02%	1,875	—
US Salt, LLC(c)	Beverage, Food & Tobacco	Senior Secured	6.18%	3,500	3,500
TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

As of December 31, 2017, the Company has committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of December 31, 2017, $9,500 of the Company’s LLC equity interest subscriptions to

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3. Investments  – (continued)

SLF had been called and contributed. For the period from November 14, 2017 (commencement of operations) to December 31, 2017, the Company did not receive dividend income from the SLF LLC equity interests.

Below is certain summarized financial information for SLF as of and for the period ended December 31, 2017:

December 31, 2017
Assets
Investments, at fair value	$29,126
Cash	12,504
Interest receivable on investments	11
Total Assets	$41,641
Liabilities
Payable for open trades	$22,304
Accounts payable and accrued expenses	57
Total Liabilities	22,361
Members' capital	19,280
Total liabilities and members' capital	$41,641

Period from November 14, 2017 (commencement date) to December 31, 2017
Investment income:
Interest income	$39
Total investment income	39
Expenses:
Organizational costs	39
Professional fees	45
Total expenses	84
Net investment income (loss)	(45)
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	325
Net gain (loss) on investments	325
Net increase (decrease) in members' capital	$280

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of December 31, 2017 and 2016 were categorized as Level 3 investments.

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

In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$387,874	$387,874
Unitranche loans	—	—	40,295	40,295
Junior secured loans	—	—	38,549	38,549
Equity securities	—	—	17,780	17,780
Investments measured at NAV(1)(2)	—	—	—	9,640
Total Investments	$—	$—	$484,498	$494,138
Secured borrowings	$—	$—	$—	$—

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 6.57% to 15.00% at December 31, 2017 and 5.75% to 17.00% at December 31, 2016. The maturity dates on the loans outstanding at December 31, 2017 range between March 2018 and August 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the years ended December 31, 2017 and 2016:

	Investments					Secured borrowings
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314
Reclassifications(1)	(18,542)	15,747	382	2,413	—	—
Net change in unrealized gain (loss) on investments	(6,668)	5,198	409	(12,199)	(13,260)	—
Net realized gain (loss) on investments	41	(3,266)	7	2,779	(439)	—
Purchases of investments and other adjustments to cost(2)	239,732	7,147	10,941	903	258,723	—
Proceeds from principal payments and sales on investments(3)	(101,942)	(36,169)	(32,556)	(2,779)	(173,446)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	6
Repayments on secured borrowings	—	—	—	—	—	(1,254)
Net realized (gain) loss on secured borrowings	—	—	—	—	—	(66)
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498	$—

	Investments					Secured borrowings
	Senior secured loans	Unitranche loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2015	$190,559	$68,090	$63,388	$19,054	$341,091	$2,476
Reclassifications(1)	3,270	(6,525)	—	3,255	—	—
Net change in unrealized gain (loss) on investments	(65)	(2,056)	(751)	4,197	1,325	—
Net realized gain (loss) on investments	—	—	—	587	587	—
Purchases of investments and other adjustments to cost(2)	141,023	1,950	8,233	157	151,363	—
Proceeds from principal payments and sales on investments(3)	(59,534)	(9,821)	(11,504)	(587)	(81,446)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	53
Proceeds from secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	(1,215)
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the year ended December 31, 2017, attributable to Level 3 investments still held at December 31, 2017 was ($16,283). The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the year ended December 31, 2016, attributable to Level 3 investments still held at December 31, 2016 was $1,884. The total change in gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on secured borrowings for the year ended December 31, 2016, attributable to Level 3 investments still held at December 31, 2016 was ($53). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2017 and 2016.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2017 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$300,882		Discounted cash flow	EBITDA multiples	6.8x	3.8x	14.0x
				Market yields	11.6%	8.1%	23.5%
Senior secured loans	15,654		Waterfall	Delinquency ratio	0.0%	0.0%	0.0%
Senior secured loans	12,967		Discounted cash flow	Tangible book value multiples	1.3x	1.2x	1.3x
				Market yields	14.5%	10.3%	19.9%
Senior secured loans	9,516		Discounted cash flow	Revenue multiples	4.0x	3.8x	4.3x
				Market yields	8.8%	8.4%	9.2%
Senior secured loans	8,718		Enterprise value	EBITDA multiples	7.5x	6.0x	9.3x
Senior secured loans	8,516		Enterprise value	Revenue multiples	0.3x	0.3x	0.6x
Unitranche loans	40,000		Discounted cash flow	EBITDA multiples	6.2x	3.8x	8.5x
				Market yields	15.0%	8.8%	23.0%
Unitranche loans	295		Enterprise value	EBITDA multiples	5.0x	4.5x	5.5x
Junior secured loans	5,625		Discounted cash flow	EBITDA multiples	9.1x	3.8x	10.3x
				Market yields	11.1%	10.2%	14.0%
Equity securities	8,429		Discounted cash flow	EBITDA multiples	4.0x	3.8x	4.3x
				Market yields	21.0%	20.0%	22.0%
Equity securities	5,892		Enterprise value	Revenue multiples	0.4x	0.4x	2.7x
Equity securities	1,767		Enterprise value	EBITDA multiples	6.8x	4.5x	9.0x
Equity securities	353		Enterprise value	Tangible book value multiples	1.3x	1.2x	1.3x
Total Level 3 Assets	$418,614	(1)
Liabilities:
Secured Borrowings	$—

(1)	Excludes loans of $65,884 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 4. Fair Value Measurements  – (continued)

applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2017 and 2016, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $109,520 and $51,500, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has ownership of more than 25% of its voting securities. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2017 and 2016 were as follows:

Portfolio Company	Fair value at December 31, 2016	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at December 31, 2017
Non-controlled affiliate company investments(1):
American Community Homes, Inc.	$13,950	$—	$647	$—	$227	$72	$—	$(1,576)	$13,320
Luxury Optical Holdings Co.(2)	—	3,970	808	—	171	8	—	(349)	4,608
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	1,054	—	534	—	130	(1)	—	(1,167)	550
Rockdale Blackhawk, LLC(3)	27,077	—	4,161	(16)	—	200	—	(9,680)	21,742
SHI Holdings, Inc.	4,297	—	1,024	—	—	20	—	296	5,637
Summit Container Corporation	3,663	—	1,499	(102)	81	24	—	(237)	4,928
TPP Operating, Inc.(4)	—	8,868	1,047	(27)	—	—	—	(1,922)	7,966
Total non-controlled affiliate company investments	$50,041	$12,838	$9,720	$(145)	$609	$323	$—	$(14,635)	$58,751
Controlled affiliate company investments(1):
MRCC Senior Loan Fund I, LLC	$—	$—	$9,500	$—	$—	$—	$—	$140	$9,640
TPP Operating, Inc.(5)	8,899	(8,868)	4,330	(972)	—	—	—	(3,389)	—
Total controlled affiliate company investments	$8,899	$(8,868)	$13,830	$(972)	$—	$—	$—	$(3,249)	$9,640

Portfolio Company	Fair value at December 31, 2015	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at December 31, 2016
Non-controlled affiliate company investments(1)
American Community Homes, Inc.	$11,692	$—	$488	$—	$205	$61	$—	$1,504	$13,950
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	1,752	—	384	(12)	452	11	—	(1,533)	1,054
Rockdale Blackhawk, LLC	21,903	—	1,387	(2,503)	—	187	—	6,103	27,077
SHI Holdings, Inc.(6)	—	3,343	230	—	—	4	—	720	4,297
Summit Container Corporation	3,400	—	137	(185)	66	26	—	219	3,663
Total non-controlled affiliate company investments	$38,747	$3,343	$2,626	$(2,700)	$723	$289	$—	$7,013	$50,041
Controlled affiliate company investments(1):
TPP Acquisition, Inc.(5)	$6,525	$(9,606)	$9,844	$(3,022)	$—	$—	$—	$(3,741)	$—
TPP Operating, Inc.(5)	—	9,606	825	(195)	—	—	—	(1,337)	8,899
Total controlled affiliate company investments	$6,525	$—	$10,669	$(3,217)	$—	$—	$—	$(5,078)	$8,899

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5. Transactions with Affiliated Companies  – (continued)

	For the years ended December 31,
	2017			2016
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments(1):
American Community Homes, Inc.	$1,543	$—	$—	$1,444	$—	$—
Luxury Optical Holdings Co.	273	—	—	—	—	—
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	126	—	—	489	—	—
Rockdale Blackhawk, LLC	2,175	—	—	1,827	3,546	—
SHI Holdings, Inc.	509	—	—	96	—	36
Summit Container Corporation	704	—	—	655	—	—
TPP Operating, Inc.	236	—	—	—	—	—
Total non-controlled affiliate company investments	$5,566	$—	$—	$4,511	$3,546	$36
Controlled affiliate company investments(1):
MRCC Senior Loan Fund I, LLC	$—	$—	$—	$—	$—	$—
TPP Acquisition Inc.	—	—	—	30	—	—
TPP Operating, Inc.	594	—	—	110	—	—
Total controlled affiliate company investments	$594	$—	$—	$140	$—	$—

(1)	Includes both loan and equity security investment transactions for these portfolio companies.
(2)	The Company provided a follow-on investment to Luxury Optical Holdings Co. (“LOH”) as a part of a restructuring during the twelve months ended December 31, 2017. As part of the restructuring, the Company also received 9.6% of the equity of LOH. For the purpose of this schedule, transfers in represents the fair value at June 30, 2017.
(3)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the twelve months ended December 31, 2017. In conjunction with the follow-on investment, the Company also received an additional 6.4% of the equity of Rockdale, increasing total equity ownership to 18.0%.
(4)	In December 2017, the Company transferred 16% of the equity interest in TPP Operating, Inc. shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP Operating, Inc. As a result, the Company now only controls 24.0% of the voting interests in TPP Operating, Inc. and TPP Acquisition, Inc. is no longer considered a controlled affiliate company investment. For the purpose of this schedule, transfers in represents fair value at September 30, 2017. As of December 31, 2017, the Company valued its positions in TPP Operating, Inc. utilizing an enterprise value waterfall model. The key inputs to the model were an estimated 2018 revenue forecast and revenue multiple developed using comparable public and private company data.
(5)	On September 2, 2016, TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company, submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court. The sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company owns 40% of the equity interests in the new operating company, TPP Operating, Inc. and owned 40.0% of the equity interests in TPP Acquisition, Inc., the former operating company, until its dissolution during the year ended December 31, 2017. During the bankruptcy period, the Company and the other existing lenders provided additional financing through a

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
(6)	The Company provided a follow-on investment to SHI Holdings, Inc. during the quarter ended December 31, 2016, including the purchase of equity. For the purpose of this schedule, transfers in represents the fair value at September 30, 2016.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the years ended December 31, 2017, 2016, and 2015 were $7,726, $6,347 and $5,129 respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or “hurdle,” and a “catch up” feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters (the “Incentive Fee Limitation”). Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Incentive fees, excluding the impact of the incentive fee waiver, for the years ended December 31, 2017, 2016 and 2015 were $5,686, $5,777 and $4,685, respectively. Incentive fees for the year ended December 31, 2017, consisted of part one incentive fees of $5,861, which includes the effect of a $415 Incentive Fee Limitation as noted above, and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($175). Part two incentive fees reduced total incentive fees for the year ended December 31, 2017, primarily as a result of net unrealized losses during the period. Incentive fees for the year ended December 31, 2016, consisted of part one incentive fees (based on net investment income) of $5,602 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $175. Incentive fees for the year ended December 31, 2015, consisted solely of part one incentive fees (based on net investment income). The Company accrues, but does not pay, a capital gains incentive fee in connection with

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 6. Transactions with Related Parties  – (continued)

any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized gain (loss). For the years ended December 31, 2017, 2016 and 2015, MC Advisors waived part one incentive fees of $308, $273 and zero, respectively.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $3,439, $3,054 and $2,712, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,248, $1,287 and $1,078, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2017 and 2016, $322 and $330, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

Note 7. Borrowings

Revolving Credit Facility:  As of December 31, 2017, the Company had U.S. dollar borrowings of $105,200 and non-U.S. dollar borrowings denominated in Great Britain pounds of £8,800 ($11,892 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency borrowings in the Company’s consolidated statements of operations. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. As of December 31, 2016, the Company had U.S. dollar borrowings of $129,000 outstanding under the revolving credit facility. As of December 31, 2017, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7. Borrowings  – (continued)

borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. The LIBOR rate on the revolving credit facility was reduced to LIBOR plus 2.75% from LIBOR plus 3.00% in conjunction with the Company’s capital raise on June 9, 2017, as net worth (excluding investments in MRCC SBIC) exceeded $225,000. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2017 and 2016, the outstanding borrowings were accruing at a weighted average interest rate of 4.4% and 3.8%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2017, 2016 and 2015 was 4.2%, 3.6% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the years ended December 31, 2017, 2016 and 2015 was 0.5%, 0.5% and 0.5%, respectively.

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

As of December 31, 2017, MRCC SBIC had $57,624 in leverageable capital and $109,520 in SBA-guaranteed debentures outstanding. As of December 31, 2016, MRCC SBIC had $41,000 in leverageable capital and $51,500 in SBA-guaranteed debentures outstanding. As of December 31, 2017, the Company has made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $5,480 in available SBA-guaranteed debentures.

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

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

As of December 31, 2017, there were no secured borrowings. As of December 31, 2016, secured borrowings at fair value totaled $1,314 and the fair value of the loans that are associated with these secured borrowings was $5,814. These secured borrowings were created as a result of the Company’s completion of partial loan sales of certain unitranche loan assets during the year ended December 31, 2013 that did not meet the definition of a “participating interest.” As a result, sale treatment was not allowed and these partial loan sales were treated as secured borrowings. No such partial loan sales occurred during the years ended December 31, 2017, 2016 and 2015. During the years ended December 31, 2017, 2016 and 2015, repayments on secured borrowings totaled $1,254, $1,215 and $1,600, respectively. The weighted average interest rate on our secured borrowings was approximately zero and 6.3% as of December 31, 2017 and 2016, respectively.

Components of interest expense:  The components of the Company’s interest expense and other debt financing expenses are as follows:

	For the years ended December 31,
	2017	2016	2015
Interest expense – revolving credit facility	$4,771	$4,422	$3,290
Interest expense – SBA guaranteed debentures	2,434	1,340	1,080
Amortization of deferred financing costs	1,042	820	742
Interest expense – secured borrowings	34	123	198
Other	31	77	90
Total interest and other debt financing expenses	$8,312	$6,782	$5,400

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-to-tax differences have no impact on net assets.

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2017	2016	2015
Increase (decrease) in capital in excess of par value	$(128)	$(3,547)	$—
Increase (decrease) in undistributed net investment income (accumulated distributions in excess of net investment income)	124	3,547	—
Increase (decrease) in accumulated net realized gain (loss) on investments, secured borrowings and foreign currency transactions	4	—	—

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration. As of December 31, 2017 and 2016, the Company had capital loss carryforwards of $372 and zero, respectively.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2017	2016	2015
Net increase in net assets resulting from operations	$12,152	$24,365	$17,892
Net change in unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	13,480	(1,272)	1,153
Other income for tax but not book	(3,000)	(907)	2,975
Other deductions for book in excess of deductions for tax	(175)	175	—
Expenses not currently deductible	100	679	83
Net capital loss carryforward	372	—	—
Total taxable income	$22,929	$23,040	$22,103

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Income Taxes  – (continued)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2017	2016	2015
Ordinary income	$26,458	$20,708	$16,410
Long-term capital gains	591	—	304
Total	$27,049	$20,708	$16,714

For federal income tax purposes, as of December 31, 2017, gross unrealized gain and gross unrealized loss on the investment portfolio was $13,144 and $26,586, respectively, and as of December 31, 2016, gross unrealized gain and gross unrealized loss on the investment portfolio was $24,157 and $24,479, respectively. As of December 31, 2017 and 2016, the aggregate cost of securities for federal income tax purposes was $507,580 and $413,242, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes dividends declared during the years ended December 31, 2017, 2016 and 2015, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
August 31, 2017	September 15, 2017	September 29, 2017	0.35	7,084	—	—	6,508	93
December 1, 2017	December 15, 2017	December 29, 2017	0.35	7,084	—	—	20,832	294
Total distributions declared			$1.40	$26,524	34,149	$525	27,340	$387
Year ended December 31, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—	—	18,518	275
August 30, 2016	September 15, 2016	September 30, 2016	0.35	5,730	4,493	70	—	—
November 30, 2016	December 15, 2016	December 30, 2016	0.35	5,734	4,369	68	—	—
Total distributions declared			$1.40	$20,570	8,862	$138	38,662	$552
Year ended December 31, 2015:
March 6, 2015	March 20, 2015	March 31, 2015	$0.35	$3,371	—	$—	16,057	$238
June 2, 2015	June 15, 2015	June 30, 2015	0.35	4,357	—	—	19,023	281
September 1, 2015	September 15, 2015	September 30, 2015	0.35	4,432	—	—	18,300	264
November 30, 2015	December 15, 2015	December 30, 2015	0.35	4,554	—	—	19,615	255
Total distributions declared			$1.40	$16,714	—	$—	72,995	$1,038

None of the distributions declared during the years ended December 31, 2017, 2016, and 2015 represented a return of capital for tax purposes.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 10. Stock Issuances and Repurchases

Stock Issuances:  On February 6, 2015, the Company entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) through which the Company could sell, by means of ATM offerings from time to time, up to $50,000 of the Company’s common stock. During the year ended December 31, 2015, the Company sold 672,597 shares at an average price of $14.88 per share for gross proceeds of $10,007 under the ATM program. Aggregate underwriters’ discounts and commissions were $158 and offering costs were $83, resulting in net proceeds of approximately $9,766.

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

On July 1, 2016, the Company amended the ATM securities offering program with MLV and JMP to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, the Company entered into new equity distribution agreements with each FBR and JMP that reference the Company’s current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2016, there were no stock issuances under the Prior ATM Program. During the year ended December 31, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668.

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

On June 9, 2017, the Company closed a public offering of 3,000,000 shares of its common stock at a public offering price of $15.00 per share, raising approximately $45,000 in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, the Company sold an additional 450,000 shares of its common stock, at a public offering price of $15.00 per share, raising an additional $6,750 in gross proceeds for a total of $51,750. Aggregate underwriters’ discounts and commissions were $2,070 and offering costs were $127, resulting in net proceeds of approximately $49,553.

Note 11. Commitments and Contingencies

Commitments:  As of December 31, 2017 and 2016, the Company had $41,238 and $37,716, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had commitments up to $40,500 to SLF as of December 31, 2017, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value at beginning of year	$14.52	$14.19	$14.05	$13.92	$14.54
Net investment income(1)	1.40	1.55	1.60	1.57	1.13
Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings(1)	(0.75)	0.13	(0.07)	(0.12)	0.15
Net increase in net assets from operations(1)	0.65	1.68	1.53	1.45	1.28
Stockholder distributions – income	(1.40)	(1.40)	(1.40)	(1.36)	(1.15)
Stockholder distributions – return of capital	—	—	—	—	(0.21)
Effect of share issuance above (below) NAV(2)	—	0.05	—	—	(0.57)
Effect of share repurchases(2)	—	—	—	0.04	0.03
Other(2)	—	—	0.01	—	—
Net asset value at end of year	$13.77	$14.52	$14.19	$14.05	$13.92
Net assets at end of year	$278,699	$240,850	$184,535	$133,738	$138,092
Shares outstanding at end of year	20,239,957	16,581,869	13,008,007	9,517,910	9,918,269
Per share market value at end of year	$13.75	$15.38	$13.09	$14.46	$12.20
Total return based on market value(3)	(1.82)%	28.95%	(0.21)%	30.67%	(9.29)%
Total return based on average net asset value(4)	4.58%	11.70%	11.04%	10.34%	9.17%
Ratio/Supplemental data:
Ratio of net investment income to average net assets(5)	9.80%	10.81%	11.56%	11.20%	7.71%
Ratio of total expenses, net of incentive fee waiver, to average net assets(5)	9.46%	10.81%	11.20%	11.03%	8.53%
Average debt outstanding	$179,500	$156,358	$119,860	$92,410	$42,103
Average debt outstanding per share	$9.64	$10.75	$10.26	$9.63	$5.52
Portfolio turnover	39.39%	22.41%	30.70%	47.03%	39.77%

(1)	Calculated using the weighted average shares outstanding during the years presented.
(2)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12. Financial Highlights  – (continued)

(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value.
(5)	The following is a schedule of supplemental ratios for the years presented.

	2017	2016	2015	2014	2013
Ratio of interest and other debt financing expenses to average net assets	3.13%	3.26%	3.33%	3.23%	2.59%
Ratio of total expenses (without incentive fees) to average net assets	7.43%	8.17%	8.31%	8.42%	7.15%
Ratio of incentive fees, net of incentive fee waiver, to average net assets(6)	2.03%	2.64%	2.89%	2.61%	1.38%
(6)	The ratio of waived incentive fees to average net assets was 0.12%, 0.13%, zero, zero and zero for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Note 13. Subsequent Events

The Company has evaluated subsequent events through March 14, 2018, the date on which the consolidated financial statements were issued.

On March 1, 2018, the Board declared a quarterly distribution of $0.35 per share payable on March 30, 2018 to holders of record on March 16, 2018.

Note 14. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$13,364	$13,469	$12,268	$12,006
Net investment income	$6,995	$6,887	$6,088	$6,034
Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings	$(4,754)	$(569)	$(5,064)	$(3,465)
Net increase (decrease) in net assets resulting from operations	$2,241	$6,318	$1,024	$2,569
Net investment income per share – basic and diluted	$0.35	$0.34	$0.35	$0.36
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.11	$0.31	$0.06	$0.15
Net asset value per share at period end	$13.77	$14.01	$14.05	$14.34

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 14. Selected Quarterly Financial Data (unaudited)  – (continued)

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$11,233	$11,128	$11,118	$11,539
Net investment income	$5,377	$5,583	$5,759	$5,787
Net gain (loss) on investments and secured borrowings	$2,155	$(1,971)	$(482)	$2,157
Net increase (decrease) in net assets resulting from operations	$7,532	$3,612	$5,277	$7,944
Net investment income per share – basic and diluted	$0.32	$0.36	$0.44	$0.44
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.45	$0.23	$0.41	$0.61
Net asset value per share at period end	$14.52	$14.42	$14.50	$14.45

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$10,126	$9,172	$9,519	$8,081
Net investment income	$5,005	$4,498	$5,071	$4,167
Net gain (loss) on investments and secured borrowings	$(793)	$242	$(7)	$(291)
Net increase (decrease) in net assets resulting from operations	$4,212	$4,740	$5,064	$3,876
Net investment income per share – basic and diluted	$0.39	$0.36	$0.43	$0.44
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.33	$0.38	$0.43	$0.41
Net asset value per share at period end	$14.19	$14.21	$14.18	$14.11

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)
10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)
10.8	Amendment No. 1 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 20, 2013)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated December 14, 2015 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 15, 2015)
10.10	MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

Exhibit Number	Description of Document
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2018

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

Signature	Title	Date
/s/ Theodore L. Koenig Theodore L. Koenig	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
/s/ Aaron D. Peck Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director (Principal Financial and Accounting Officer)	March 14, 2018
/s/ Thomas J. Allison Thomas J. Allison	Director	March 14, 2018
/s/ Jeffrey A. Golman Jeffrey A. Golman	Director	March 14, 2018
/s/ Jorde M. Nathan Jorde M. Nathan	Director	March 14, 2018
/s/ Robert S. Rubin Robert S. Rubin	Director	March 14, 2018
/s/ Jeffrey D. Steele Jeffrey D. Steele	Director	March 14, 2018