Form 10-Q
period 2018-03-31
MONROE CAPITAL Corp
filed 2018-05-08
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of May 7, 2018, the registrant had 20,239,957 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$426,058	$425,747
Non-controlled affiliate company investments	53,643	58,751
Controlled affiliate company investments	16,333	9,640
Total investments, at fair value (amortized cost of: $516,121 and $507,580, respectively)	496,034	494,138
Cash	3,070	4,332
Restricted cash	7,117	2,867
Interest receivable	5,756	5,335
Other assets	727	760
Total assets	512,704	507,432

LIABILITIES
Debt:
Revolving credit facility	125,584	117,092
SBA debentures payable	112,800	109,520
Total debt	238,384	226,612
Less: Unamortized deferred financing costs	(4,468)	(4,670)
Total debt, less unamortized deferred financing costs	233,916	221,942
Interest payable	795	1,535
Management fees payable	2,163	2,064
Incentive fees payable	761	1,157
Directors' fees payable	37	-
Accounts payable and accrued expenses	2,027	2,035
Total liabilities	239,699	228,733
Net assets	$273,005	$278,699

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,240 and 20,240 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	286,141	286,141
Undistributed net investment income (accumulated distributions in excess of net investment income)	8,088	6,707
Accumulated net realized gain (loss) on investments, secured borrowings and foreign currency transactions	(360)	(372)
Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(20,884)	(13,797)
Total net assets	$273,005	$278,699

Net asset value per share	$13.49	$13.77

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$11,963	$10,055
Non-controlled affiliate company investments	1,828	1,196
Controlled affiliate company investments	-	177
Total interest income	13,791	11,428
Dividend income:
Non-controlled/non-affiliate company investments	260	250
Controlled affiliate company investments	175	-
Total dividend income	435	250
Fee income:
Non-controlled/non-affiliate company investments	724	328
Total fee income	724	328
Total investment income	14,950	12,006

Operating expenses:
Interest and other debt financing expenses	2,706	2,010
Base management fees	2,163	1,805
Incentive fees	761	1,290
Professional fees	307	291
Administrative service fees	324	330
General and administrative expenses	176	209
Excise taxes	11	-
Directors' fees	37	37
Total expenses	6,485	5,972
Net investment income	8,465	6,034

Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings:
Net realized gain (loss):
Non-controlled/non-affiliate company investments	-	167
Foreign currency transactions	12	-
Net realized gain (loss)	12	167

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(165)	192
Non-controlled affiliate company investments	(6,923)	(2,164)
Controlled affiliate company investments	443	(1,659)
Secured borrowings	-	(1)
Foreign currency borrowings	(442)	-
Net change in unrealized gain (loss)	(7,087)	(3,632)

Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings	(7,075)	(3,465)

Net increase (decrease) in net assets resulting from operations	$1,390	$2,569

Per common share data:
Net investment income per share - basic and diluted	$0.42	$0.36
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.07	$0.15
Weighted average common shares outstanding - basic and diluted	20,240	16,594

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain (loss) on investments, secured borrowings and	Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign
	Number of shares	Par value	excess of par value	investment income)	foreign currency transactions	currency borrowings	Total net assets
Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	-	-	-	6,034	167	(3,632)	2,569
Issuance of common stock, net of offering and underwriting costs	114	-	1,736	-	-	-	1,736
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	16	-	254	(254)	-	-	-
Distributions from net investment income	-	-	-	(5,549)	-	-	(5,549)
Balances at March 31, 2017	16,712	$17	$235,516	$7,268	$754	$(3,949)	$239,606

Balances at December 31, 2017	20,240	$20	$286,141	$6,707	$(372)	$(13,797)	$278,699
Net increase (decrease) in net assets resulting from operations	-	-	-	8,465	12	(7,087)	1,390
Distributions to stockholders:
Distributions from net investment income	-	-	-	(7,084)	-	-	(7,084)
Balances at March 31, 2018	20,240	$20	$286,141	$8,088	$(360)	$(20,884)	$273,005

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,390	$2,569
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	6,645	3,631
Net change in unrealized (gain) loss on secured borrowings	-	1
Net change in unrealized (gain) loss on foreign currency borrowings	442	-
Net realized (gain) loss on investments	-	(167)
Net realized (gain) on foreign currency transactions	(12)	-
Payment-in-kind interest income	(329)	(613)
Payment-in-kind dividend income	(260)	-
Net accretion of discounts and amortization of premiums	(1,032)	(388)
Proceeds from principal payments and sales of investments	25,559	33,844
Purchases of investments	(32,479)	(41,536)
Amortization of deferred financing costs	281	231
Changes in operating assets and liabilities:
Interest receivable	(421)	(413)
Other assets	33	(803)
Interest payable	(740)	85
Management fees payable	99	56
Incentive fees payable	(396)	243
Directors' fees payable	37	37
Accounts payable and accrued expenses	(8)	(203)
Net cash provided by (used in) operating activities	(1,191)	(3,426)

Cash flows from financing activities:
Borrowings on revolving credit facility	24,800	39,500
Repayments of revolving credit facility	(16,750)	(32,500)
SBA debentures borrowings	3,280	8,500
Payments of deferred financing costs	(79)	(554)
Proceeds from shares sold, net of offering and underwriting costs	-	1,736
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0, and $254, respectively	(7,084)	(5,549)
Net cash provided by (used in) financing activities	4,167	11,133

Net increase (decrease) in Cash and Restricted Cash	2,976	7,707
Effect of foreign currency exchange rates	12	-
Cash and Restricted Cash, beginning of period (1)	7,199	8,331
Cash and Restricted Cash, end of period (2)	$10,187	$16,038

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$3,145	$1,639
Cash paid for excise taxes during the period	$91	$495

(1)	Represents cash and restricted cash of $4,332 and $2,867, respectively, from the consolidated statement of assets and liabilities as of December 31, 2017. Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016.
(2)	Represents cash and restricted cash of $3,070 and $7,117, respectively, from the consolidated statement of assets and liabilities as of March 31, 2018. Represents cash and restricted cash of $5,483 and $10,555, respectively, from the consolidated statement of assets and liabilities as of March 31, 2017.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	11.91%	2/24/2021	15,750	$14,454	$14,681	5.4%
HFZ Capital Group, LLC (e)	L+10.00%	11.69%	10/20/2019	18,000	17,666	18,153	6.7%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.63%	11/10/2020	10,000	4,215	4,317	1.6%
PKS Holdings, LLC (e)	L+9.50%	11.16%	11/30/2022	1,789	1,631	1,752	0.6%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	11.16%	11/30/2022	80	-	-	0.0%
				45,619	37,966	38,903	14.3%
Beverage, Food & Tobacco
All Holding Company, LLC (h)	L+7.00%	8.88%	11/15/2021	5,294	5,216	5,225	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.88%	8/23/2022	6,895	6,835	6,771	2.5%
				12,189	12,051	11,996	4.4%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.88%	7/10/2020	5,305	5,257	5,305	1.9%
Cali Bamboo, LLC (Revolver) (f)	L+8.00%	9.88%	7/10/2020	2,165	1,602	1,602	0.6%
Cornerstone Detention Products, Inc. (i)	L+11.83%	10.38% Cash/ 3.33% PIK (j)	4/8/2019	3,477	3,461	3,470	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.38%	4/8/2019	1,000	200	200	0.1%
TRP Construction Group, LLC (h)	L+6.50%	8.38%	10/5/2022	7,980	7,833	7,996	2.9%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.38%	10/5/2022	2,134	-	-	0.0%
				22,061	18,353	18,573	6.8%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (h)	L+7.25%	9.13%	8/22/2022	11,700	11,489	11,693	4.3%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	9.13%	8/22/2022	2,400	-	-	0.0%
				14,100	11,489	11,693	4.3%
Consumer Goods: Non-Durable
Bluestem Brands, Inc.	L+7.50%	9.38%	11/6/2020	2,557	2,543	1,803	0.7%
Gibson Brands, Inc. (k)	n/a	8.88%	8/1/2018	10,000	9,220	8,025	2.9%
Solaray, LLC	L+6.50%	8.55%	9/9/2023	3,256	3,229	3,256	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	8.80%	9/9/2023	699	699	699	0.3%
				16,512	15,691	13,783	5.1%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.38% Cash/ 2.25% PIK (l)	12/20/2019	2,311	2,300	2,273	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.38%	12/20/2019	313	-	-	0.0%
				2,624	2,300	2,273	0.8%
Environmental Industries
Synergy Environmental Corporation (h)	L+6.50%	8.38%	4/29/2021	2,992	2,942	2,995	1.1%
Synergy Environmental Corporation (h)	L+6.50%	8.38%	4/29/2021	500	492	501	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+6.50%	8.38%	4/29/2021	1,336	853	854	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.50%	8.38%	4/29/2021	671	47	47	0.0%
				5,499	4,334	4,397	1.6%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (e) (m)	L+8.00%	9.88%	9/13/2022	4,123	4,048	4,191	1.6%
American Optics Holdco, Inc. (Revolver) (e) (f) (m)	L+8.00%	9.88%	9/13/2022	440	-	-	0.0%
American Optics Holdco, Inc. (e) (m)	L+8.00%	9.88%	9/13/2022	758	745	771	0.3%
American Optics Holdco, Inc. (Revolver) (e) (f) (m)	L+8.00%	9.88%	9/13/2022	440	-	-	0.0%
Beaver-Visitec International Holdings, Inc.	L+5.00%	7.30%	8/19/2023	4,925	4,885	4,950	1.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

March 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Edge Systems Holdings Corp.	L+7.75%	9.63%	12/1/2021	3,362	$3,310	$3,431	1.3%
Edge Systems Holdings Corp. (Revolver) (f)	P+6.75%	11.50%	12/1/2021	260	117	117	0.0%
Familia Dental Group Holdings, LLC (h)	L+8.00%	9.88%	4/8/2021	5,225	5,169	5,277	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	9.88%	4/8/2021	499	499	504	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	9.88%	4/8/2021	573	344	344	0.1%
				20,605	19,117	19,585	7.2%
High Tech Industries
Answers Finance, LLC	L+5.00%	6.88%	4/15/2021	253	250	247	0.1%
Corbett Technology Solutions, Inc. (h)	L+7.00%	8.88%	11/7/2021	4,219	4,171	4,261	1.6%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	8.88%	11/7/2021	867	87	87	0.0%
CRMfusion Inc.	L+6.50%	8.38%	2/21/2023	5,000	4,902	4,988	1.8%
CRMfusion Inc. (Revolver) (f)	L+6.50%	8.38%	2/21/2023	500	-	-	0.0%
Energy Services Group, LLC	L+9.82%	12.12%	5/4/2022	4,562	4,512	4,608	1.7%
Energy Services Group, LLC (e) (n)	L+9.82%	10.82%	5/4/2022	2,556	2,333	2,575	1.0%
Energy Services Group, LLC (Delayed Draw)(f) (g)	L+9.82%	12.12%	5/4/2022	1,299	1,082	1,110	0.4%
Newforma, Inc. (h)	L+7.50%	9.80%	6/30/2022	14,924	14,731	15,074	5.5%
Newforma, Inc. (Revolver) (f)	L+7.50%	9.80%	6/30/2022	1,250	-	-	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.38%	12/12/2022	3,491	3,426	3,507	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+7.50%	9.38%	12/12/2022	2,334	-	-	0.0%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.50%	9.38%	12/12/2022	233	-	-	0.0%
RPL Bidco Limited (e) (m) (n)	L+7.50%	8.02%	11/9/2023	9,811	9,064	9,914	3.6%
RPL Bidco Limited (Revolver) (e) (f) (m) (n)	L+7.50%	8.02%	11/9/2023	561	-	-	0.0%
				51,860	44,558	46,371	17.0%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	8.49%	8/31/2022	2,579	2,538	2,620	1.0%
Miles Partnership LLC	L+11.00%	11.30% Cash/ 2.00% PIK	3/24/2021	5,881	5,851	5,881	2.1%
Miles Partnership LLC (Delayed Draw) (f) (g)	L+11.00%	11.30% Cash/ 2.00% PIK	3/24/2021	1,410	1,063	1,063	0.4%
Miles Partnership LLC (Revolver) (f)	L+11.00%	11.30% Cash/ 2.00% PIK	3/24/2021	320	-	-	0.0%
TRG, LLC	L+12.10%	9.16% Cash/ 4.60% PIK (o)	3/31/2021	17,100	17,023	18,340	6.7%
TRG, LLC (CapEx) (f)	L+9.50%	9.16% Cash/ 2.00% PIK	3/31/2021	1,636	1,348	1,452	0.5%
TRG, LLC (Revolver) (f)	L+9.50%	11.16%	3/31/2021	262	131	141	0.1%
				29,188	27,954	29,497	10.8%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+10.50%	12.16%	12/22/2021	4,875	4,800	4,863	1.8%
Destination Media, Inc. (h)	L+6.50%	8.38%	4/7/2022	7,800	7,703	7,769	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	8.38%	4/7/2022	542	-	-	0.0%
MC Sign Lessor Corp.	L+7.00%	8.66%	12/22/2022	10,000	9,809	10,075	3.7%
MC Sign Lessor Corp. (Delayed Draw) (f) (g)	L+7.00%	8.66%	12/22/2022	2,083	-	-	0.0%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.66%	12/22/2022	625	-	-	0.0%
				25,925	22,312	22,707	8.3%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	11.38%	12/17/2020	11,204	11,034	11,204	4.1%
				11,204	11,034	11,204	4.1%
Retail
Forman Mills, Inc. (h)	L+7.50%	9.38%	10/4/2021	8,458	8,332	8,415	3.1%
LuLu's Fashion Lounge, LLC	L+7.00%	8.88%	8/28/2022	4,812	4,682	4,909	1.8%
The Worth Collection, Ltd. (h)	L+8.50%	10.38%	9/29/2021	10,588	10,430	9,105	3.3%
Yandy Holding, LLC	L+9.00%	10.88%	9/30/2019	4,385	4,362	4,299	1.6%
Yandy Holding, LLC (Revolver) (f)	L+9.00%	10.88%	9/30/2019	907	-	-	0.0%
				29,150	27,806	26,728	9.8%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.88%	6/30/2022	5,000	4,912	5,040	1.9%
Burroughs, Inc. (h)	L+7.50%	9.16%	12/22/2022	6,000	5,913	6,027	2.2%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.16%	12/22/2022	750	375	375	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

March 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Curion Holdings, LLC (h)	L+7.00%	8.88%	5/2/2022	3,859	$3,810	$3,792	1.4%
Curion Holdings, LLC (Revolver) (f)	L+7.00%	8.88%	5/2/2022	308	77	75	0.0%
EB Employee Solutions, LLC (h)	L+8.00%	9.88%	2/28/2019	3,170	3,149	3,107	1.1%
First Call Resolution, LLC (h)	L+7.00%	8.66%	9/22/2022	4,988	4,909	5,137	1.9%
Madison Logic, Inc. (h)	L+8.00%	9.88%	11/30/2021	10,172	10,013	10,172	3.7%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.88%	11/30/2021	988	-	-	0.0%
				35,235	33,158	33,725	12.3%
Services: Consumer
PeopleConnect Intermediate, LLC	L+6.50%	8.20%	7/1/2020	4,476	4,425	4,476	1.7%
PeopleConnect Intermediate, LLC	L+12.50%	14.20%	7/1/2020	4,738	4,681	4,726	1.7%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+9.50%	11.20%	7/1/2020	236	118	118	0.0%
				9,450	9,224	9,320	3.4%
Telecommunications
Peerless Network, Inc. (h)	L+9.25%	10.16% Cash/ 0.75% PIK (p)	12/11/2020	2,964	2,919	2,985	1.1%
				2,964	2,919	2,985	1.1%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	8.17%	8/31/2023	2,782	2,760	2,797	1.0%
				2,782	2,760	2,797	1.0%
Wholesale
Mid-West Wholesale Hardware Co. (h)	L+8.00%	9.88%	2/9/2022	16,527	16,250	16,502	6.0%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	9.88%	2/9/2022	4,421	632	631	0.2%
Nearly Natural, Inc. (h)	L+7.00%	9.30%	12/15/2022	6,983	6,849	6,990	2.6%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	9.30%	12/15/2022	1,522	-	-	0.0%
				29,453	23,731	24,123	8.8%
Total Non-Controlled/Non-Affiliate Senior Secured Loans				366,420	326,757	330,660	121.1%

Unitranche Secured Loans (q)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (h)	L+6.00%	7.88%	6/23/2022	10,477	10,337	10,461	3.8%
MFG Chemical, LLC (Delayed Draw) (f) (g)	L+6.00%	7.88%	6/23/2022	1,135	-	-	0.0%
				11,612	10,337	10,461	3.8%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (r)	L+10.80%	12.13% Cash/ 0.55% PIK (ab)	12/26/2019	13,803	13,675	13,396	4.9%
Incipio Technologies, Inc.	L+10.80%	11.97% Cash/ 0.55% PIK (ab)	12/26/2019	2,110	2,110	2,048	0.8%
				15,913	15,785	15,444	5.7%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.38%	4/27/2018	6,120	6,080	5,909	2.2%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK	4/27/2018	297	297	297	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.88%	4/27/2018	200	191	195	0.1%
Priority Ambulance, LLC (h)	L+6.50%	8.80%	4/12/2022	9,258	9,098	9,263	3.4%
Priority Ambulance, LLC	L+6.50%	8.79%	4/12/2022	676	676	676	0.2%
				16,551	16,342	16,340	6.0%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.38%	12/31/2021	4,014	4,014	3,731	1.4%
				4,014	4,014	3,731	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans				48,090	46,478	45,976	16.9%

Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.77%	8/2/2022	5,000	4,945	5,000	1.8%
				5,000	4,945	5,000	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	11.48%	5/8/2019	8,594	8,401	8,347	3.1%
				8,594	8,401	8,347	3.1%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.45%	7/3/2021	5,792	5,792	5,570	2.1%
				5,792	5,792	5,570	2.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

March 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	10.38%		7/31/2024	3,000	$2,958	$3,048	1.1%
					3,000	2,958	3,048	1.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00	%(s)	9/15/2021	393	391	386	0.1%
Micro Holdings Corp.	L+7.50%	9.28%		8/18/2025	3,000	2,972	3,043	1.1%
					3,393	3,363	3,429	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	9.04%		8/3/2025	4,500	4,456	4,538	1.7%
					4,500	4,456	4,538	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	9.94%		5/29/2022	5,000	4,949	5,006	1.8%
					5,000	4,949	5,006	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	13.31%		12/31/2018	625	621	625	0.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	L+9.00%	10.88%		7/1/2020	3,000	3,000	3,015	1.1%
					3,625	3,621	3,640	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					38,904	38,485	38,578	14.1%

Equity Securities (t) (u)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase 14,247 class A preferred units) (e)	-	-	(v)	11/30/2027	-	116	120	0.0%
						116	120	0.0%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	-	-	(v)	12/27/2022	-	-	-	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	-	-	(v)	12/31/2027	-	-	-	0.0%
						-	-	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	-	-	(v)	-	-	2,413	1,167	0.4%
						2,413	1,167	0.4%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	-	-	(v)	-	-	200	13	0.0%
						200	13	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	-	-	(v)	-	-	129	122	0.0%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (e) (m)	-	-	(v)	9/18/2025	-	-	219	0.1%
						129	341	0.1%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	-	-		-	-	86	122	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	-	-		-	-	1	-	0.0%
						87	122	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	-	-	(v)	-	-	395	427	0.2%
						395	427	0.2%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	-	12.00 %PIK		-	-	8,627	8,503	3.2%
						8,627	8,503	3.2%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	-	-	(v)	-	-	152	151	0.1%
						152	151	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities						12,119	10,844	4.0%
Total Non-Controlled/Non-Affiliate Company Investments						$423,839	$426,058	156.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

March 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled Affiliate Company Investments (w)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.88%		7/22/2019	7,333	$7,272	$7,366	2.7%
American Community Homes, Inc.	L+14.50%	11.88% Cash/ 4.50% PIK		7/22/2019	4,296	4,265	4,334	1.6%
American Community Homes, Inc.	L+14.50%	11.88% Cash/ 4.50% PIK		n/a (x)	549	543	549	0.2%
American Community Homes, Inc.	L+10.00%	11.88%		7/22/2019	444	436	447	0.2%
American Community Homes, Inc.	L+14.50%	11.88% Cash/ 4.50% PIK		7/22/2019	231	227	233	0.1%
American Community Homes, Inc. (Delayed Draw)(f) (g)	L+10.00%	11.88%		7/22/2019	444	-	-	0.0%
American Community Homes, Inc. (Delayed Draw)(f) (g)	L+14.50%	11.88% Cash/ 4.50% PIK		7/22/2019	222	-	-	0.0%
					13,519	12,743	12,929	4.8%
Consumer Goods: Non-Durable
Millennial Brands LLC	n/a	12.00% PIK	(y)	8/29/2019	1,157	1,157	-	0.0%
Millennial Brands LLC	n/a	15.00% PIK	(y)	8/29/2019	422	416	-	0.0%
Millennial Brands LLC	n/a	17.00% PIK	(y)	9/30/2018	235	235	-	0.0%
Millennial Brands LLC	n/a	16.50% PIK	(y)	8/29/2019	550	534	541	0.2%
					2,364	2,342	541	0.2%
Containers, Packaging & Glass
Summit Container Corporation (h)	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019	3,611	3,601	3,452	1.2%
Summit Container Corporation (h)	L+12.00%	12.00% Cash/ 2.00% PIK		1/6/2019	1,515	1,515	1,515	0.6%
					5,126	5,116	4,967	1.8%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+13.00%	14.88%		3/31/2020	10,922	10,409	10,687	3.9%
Rockdale Blackhawk, LLC (Capex)	L+13.00%	14.88%		3/31/2020	549	549	537	0.2%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.88%		3/31/2020	1,849	1,849	1,805	0.7%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.88%		3/31/2020	3,236	3,236	3,158	1.1%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.88%		3/31/2020	1,387	1,387	1,353	0.5%
SHI Holdings, Inc. (h)	L+10.25%	12.13%		7/10/2019	2,618	2,605	2,618	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	12.13%		7/10/2019	3,136	2,545	2,553	0.9%
					23,697	22,580	22,711	8.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.88% PIK		9/12/2019	4,352	4,325	3,858	1.4%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+11.50%	13.38%		9/12/2019	1,059	623	623	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.88% PIK		9/12/2019	201	201	178	0.1%
TPP Operating, Inc.	L+6.00%	7.88% PIK	(y)	11/8/2018	9,370	9,330	-	0.0%
TPP Operating, Inc.	L+6.00%	7.88	%(y)	11/8/2018	7,672	7,630	38	0.0%
TPP Operating, Inc.	L+9.61%	11.49	%(y)	11/8/2018	4,336	4,289	3,610	1.3%
					26,990	26,398	8,307	3.0%
Total Non-Controlled Affiliate Senior Secured Loans					71,696	69,179	49,455	18.1%

Junior Secured Loans
Consumer Goods: Non-Durable
Millennial Brands LLC	n/a	15.00% PIK	(y)	5/1/2020	2,011	2,011	-	0.0%
					2,011	2,011	-	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					2,011	2,011	-	0.0%

Equity Securities (u)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	-	-	(v)	10/9/2024	-	-	227	0.1%
						-	227	0.1%
Consumer Goods: Non-Durable
Millennial Brands LLC	-	-	(v)	-	-	-	-	0.0%
Millennial Brands LLC	n/a	15.00% PIK	(y)	-	-	967	-	0.0%
						967	-	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

March 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	-	-	(v)	1/6/2024	-	$-	$-	0.0%
						-	-	0.0%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC - LLC Units (22.65% of the LLC interest)	-	-	(v)	-	-	1,093	3,342	1.2%
SHI Holdings, Inc. (24 shares of common stock)	-	-	(v)	-	-	27	619	0.2%
						1,120	3,961	1.4%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	-	-	(v)	-	-	-	-	0.0%
TPP Operating, Inc. (24 shares of common stock)	-	-	(v)	-	-	1,953	-	0.0%
TPP Operating, Inc. (16 shares of common stock) (z)	-	-	(v)	-	-	1,302	-	0.0%
						3,255	-	0.0%
Total Non-Controlled Affiliate Equity Securities						5,342	4,188	1.5%
Total Non-Controlled Affiliate Company Investments						$76,532	$53,643	19.6%

Controlled Affiliate Company Investments (aa)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (e)	-	-		-	-	15,750	16,333	6.0%
Total Controlled Affiliate Equity Securities						15,750	16,333	6.0%
Total Controlled Affiliate Company Investments						$15,750	$16,333	6.0%

TOTAL INVESTMENTS						$516,121	$496,034	181.7%

(a) All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.

(b) The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.

(c) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

March 31, 2018

(in thousands, except for shares and units)

(d) Percentages are based on net assets of $273,005 as of March 31, 2018.

(e) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018, non-qualifying assets totaled 14.26% of the Company’s total assets.

(f) All or a portion of this commitment was unfunded at March 31, 2018. As such, interest is earned only on the funded portion of this commitment.

(g) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(h) All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(i) A portion of this loan (principal of $2,086) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

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

(o) A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.60% per annum.

(p) The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.

(q) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(r) A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

(s) This term loan is subject to a prime rate cap of 1.10%.

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

(y) This position was on non-accrual status as of March 31, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.

(z) This investment is held in a wholly owned entity, MCC Holdco Equity Manager I, LLC ("MCC Holdco"), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company's equity interest in TPP. See Note 5 in the accompanying notes to the consolidated financial statements for additional information.

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

(ab) The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.55% per annum.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	11.61%	2/24/2021	15,750	$15,415	$15,654	5.6%
HFZ Capital Group, LLC (e)	L+10.00%	11.36%	10/20/2019	18,000	17,613	17,991	6.5%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.32%	11/10/2020	10,000	4,212	4,268	1.5%
PKS Holdings, LLC (e)	L+9.50%	10.85%	11/30/2022	1,800	1,640	1,719	0.6%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	10.85%	11/30/2022	80	—	—	0.0%
				45,630	38,880	39,632	14.2%
Beverage, Food & Tobacco
All Holding Company, LLC (h)	L+7.00%	8.57%	11/15/2021	5,328	5,246	5,368	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.57%	8/23/2022	6,913	6,850	6,791	2.5%
				12,241	12,096	12,159	4.4%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.57%	7/10/2020	5,319	5,266	5,319	1.9%
Cali Bamboo, LLC (Revolver) (f)	L+8.00%	9.57%	7/10/2020	2,165	1,039	1,039	0.4%
Cornerstone Detention Products, Inc. (i)	L+11.83%	10.07% Cash/ 3.33% PIK (j)	4/8/2019	3,521	3,501	3,500	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.07%	4/8/2019	400	200	199	0.1%
TRP Construction Group, LLC (h)	L+6.50%	8.07%	10/5/2022	8,000	7,845	7,992	2.9%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.07%	10/5/2022	2,134	—	—	0.0%
				21,539	17,851	18,049	6.6%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (h)	L+7.25%	8.82%	8/22/2022	11,850	11,625	11,808	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	8.82%	8/22/2022	2,400	—	—	0.0%
				14,250	11,625	11,808	4.2%
Consumer Goods: Non-Durable
Bluestem Brands, Inc.	L+7.50%	9.07%	11/6/2020	2,597	2,581	1,829	0.7%
Gibson Brands, Inc. (k)	8.88%	8.88%	8/1/2018	10,000	8,664	8,435	3.0%
Solaray, LLC	L+6.50%	8.02%	9/9/2023	3,264	3,236	3,264	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	8.19%	9/9/2023	699	699	699	0.3%
				16,560	15,180	14,227	5.2%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.07% Cash/ 2.25% PIK (l)	12/20/2019	2,386	2,372	2,352	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.07%	12/20/2019	313	—	—	0.0%
				2,699	2,372	2,352	0.8%
Environmental Industries
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	3,011	2,958	3,036	1.1%
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	504	495	508	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+8.00%	9.57%	4/29/2018	1,342	859	866	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.57%	4/29/2021	671	47	47	0.0%
				5,528	4,359	4,457	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (e) (m)	L+8.00%	9.57%	9/13/2022	4,133	$4,055	$4,136	1.5%
American Optics Holdco, Inc. (Revolver) (e) (f) (m)	L+8.00%	9.57%	9/13/2022	440	—	—	0.0%
American Optics Holdco, Inc. (e) (m)	L+8.00%	9.57%	9/13/2022	760	746	761	0.3%
American Optics Holdco, Inc. (Revolver) (e) (f) (m)	L+8.00%	9.57%	9/13/2022	440	—	—	0.0%
Beaver-Visitec International Holdings, Inc.	L+5.00%	6.69%	8/19/2023	4,938	4,895	4,938	1.8%
Edge Systems Holdings Corp.	L+7.75%	9.32%	12/1/2021	3,384	3,329	3,445	1.2%
Edge Systems Holdings Corp. (Revolver) (f)	P+6.75%	11.25%	12/1/2021	260	—	—	0.0%
Familia Dental Group Holdings, LLC (h)	L+8.00%	9.57%	4/8/2021	5,259	5,199	5,322	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	9.57%	4/8/2021	506	506	512	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	9.57%	4/8/2021	573	344	344	0.1%
				20,693	19,074	19,458	7.0%
High Tech Industries
Answers Finance, LLC	L+5.00%	6.57%	4/15/2021	253	251	249	0.1%
Corbett Technology Solutions, Inc. (h)	L+7.00%	8.57%	11/7/2021	4,275	4,224	4,318	1.5%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	8.57%	11/7/2021	867	607	607	0.2%
Energy Services Group, LLC	L+9.82%	11.39%	5/4/2022	4,620	4,568	4,678	1.7%
Energy Services Group, LLC (e) (n)	L+9.82%	10.82%	5/4/2022	2,495	2,361	2,509	0.9%
Energy Services Group, LLC (Delayed Draw) (f) (g)	L+9.82%	11.39%	5/4/2022	1,313	1,096	1,126	0.4%
Newforma, Inc. (h)	L+7.50%	9.19%	6/30/2022	14,962	14,754	15,060	5.4%
Newforma, Inc. (Revolver) (f)	L+7.50%	9.19%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.07%	12/12/2022	3,500	3,430	3,430	1.2%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+7.50%	9.07%	12/12/2022	2,334	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.50%	9.07%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited (e) (m) (n)	L+7.50%	8.02%	11/9/2023	9,459	9,057	9,516	3.4%
RPL Bidco Limited (Revolver) (e) (f) (m) (n)	L+7.50%	8.02%	11/9/2023	540	—	—	0.0%
				46,101	40,348	41,493	14.8%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	8.07%	8/31/2022	2,586	2,543	2,624	0.9%
Miles Partnership LLC	L+8.50%	10.19%	3/24/2021	5,946	5,910	6,005	2.2%
Miles Partnership LLC (Delayed Draw) (f) (g)	L+8.50%	10.19%	3/24/2021	1,422	1,074	1,085	0.4%
Miles Partnership LLC (Revolver) (f)	L+8.50%	10.19%	3/24/2021	320	—	—	0.0%
TRG, LLC	L+12.42%	8.86% Cash/ 4.92% PIK (o)	3/31/2021	17,088	17,000	17,190	6.2%
TRG, LLC (CapEx) (f)	L+9.50%	8.86% Cash/ 2.00% PIK	3/31/2021	1,629	1,340	1,354	0.5%
TRG, LLC (Revolver) (f)	L+9.50%	10.86%	3/31/2021	262	131	131	0.0%
Vacation Innovations, LLC (p)	L+9.31%	8.57% Cash/ 2.31% PIK (q)	8/20/2020	9,282	9,170	10,040	3.6%
Vacation Innovations, LLC (Delayed Draw) (f) (g)	L+7.50%	8.57% Cash/ 0.50% PIK	8/20/2020	2,037	—	—	0.0%
Vacation Innovations, LLC (Revolver)	L+7.50%	8.57% Cash/ 0.50% PIK	8/20/2020	342	342	342	0.1%
				40,914	37,510	38,771	13.9%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.86%	12/22/2021	4,906	$4,824	$4,937	1.8%
Destination Media, Inc. (h)	L+6.50%	8.07%	4/7/2022	7,850	7,747	7,991	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	8.07%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	8.53%	12/22/2022	10,000	9,801	9,800	3.5%
MC Sign Lessor Corp. (Delayed Draw) (f) (g)	L+7.00%	8.53%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.53%	12/22/2022	625	146	146	0.1%
				26,006	22,518	22,874	8.2%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	11.07%	12/17/2020	11,443	11,256	11,443	4.1%
				11,443	11,256	11,443	4.1%
Retail
Forman Mills, Inc. (h)	L+7.50%	9.07%	10/4/2021	8,479	8,345	8,441	3.0%
LuLu's Fashion Lounge, LLC	L+7.00%	8.57%	8/28/2022	4,906	4,767	5,004	1.8%
The Worth Collection, Ltd. (h)	L+8.50%	10.07%	9/29/2021	10,587	10,421	9,206	3.3%
Yandy Holding, LLC	L+9.00%	10.57%	9/30/2019	4,508	4,480	4,366	1.6%
Yandy Holding, LLC (Revolver) (f)	L+9.00%	10.57%	9/30/2019	907	106	102	0.0%
				29,387	28,119	27,119	9.7%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.57%	6/30/2022	5,000	4,908	5,025	1.8%
Burroughs, Inc. (h)	L+7.50%	9.03%	12/22/2022	6,000	5,910	5,910	2.2%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.07%	12/22/2022	750	75	75	0.0%
Curion Holdings, LLC (h)	L+7.00%	8.57%	5/2/2022	3,884	3,832	3,841	1.4%
Curion Holdings, LLC (Revolver) (f)	L+7.00%	8.57%	5/2/2022	308	77	76	0.0%
EB Employee Solutions, LLC (h)	L+8.50%	10.07%	2/28/2019	3,195	3,168	3,115	1.1%
First Call Resolution, LLC (h)	L+7.00%	8.36%	9/22/2022	5,000	4,916	5,002	1.8%
Madison Logic, Inc. (h)	L+8.00%	9.57%	11/30/2021	10,237	10,069	10,289	3.7%
Madison Logic, Inc. (Delayed Draw) (f) (g)	L+8.00%	9.57%	11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.57%	11/30/2021	988	—	—	0.0%
				40,180	32,955	33,333	12.0%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+6.50%	7.84%	7/1/2020	4,518	4,462	4,538	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+12.50%	13.84%	7/1/2020	4,759	4,697	4,756	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	L+9.50%	11.10%	8/11/2020	236	118	118	0.0%
				9,513	9,277	9,412	3.4%
Telecommunications
Peerless Network, Inc. (h)	L+9.25%	9.86% Cash/ 0.75% PIK (r)	12/11/2020	3,139	3,089	3,152	1.1%
				3,139	3,089	3,152	1.1%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	7.19%	8/31/2023	2,782	2,759	2,792	1.0%
				2,782	2,759	2,792	1.0%
Wholesale
Mid-West Wholesale Hardware Co. (h)	L+8.00%	9.57%	2/9/2022	16,568	16,277	16,544	5.9%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	9.57%	2/9/2022	4,421	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Nearly Natural, Inc. (h)	L+7.00%	8.59%		12/15/2022	7,000	$6,861	$6,860	2.5%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	8.59%		12/15/2022	1,522	—	—	0.0%
					29,511	23,138	23,404	8.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					378,116	332,406	335,935	120.6%
Unitranche Secured Loans (ab)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (h)	L+6.00%	7.57%		6/23/2022	8,856	8,734	8,860	3.2%
					8,856	8,734	8,860	3.2%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (s)	L+7.75%	9.32%		12/26/2019	12,209	12,063	11,769	4.2%
					12,209	12,063	11,769	4.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.07%		4/27/2018	6,120	6,076	5,912	2.1%
Collaborative Neuroscience Network, LLC	L+15.00%	12.00% Cash/ 3.00% PIK		4/27/2018	295	295	295	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.57%		4/27/2018	200	191	195	0.1%
Priority Ambulance, LLC (h)	L+6.50%	8.19%		4/12/2022	9,258	9,088	9,309	3.4%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	8.19%		4/12/2022	677	—	—	0.0%
					16,550	15,650	15,711	5.7%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.07%		12/31/2021	4,214	4,214	3,955	1.4%
					4,214	4,214	3,955	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					41,829	40,661	40,295	14.5%
Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.38%		8/2/2022	5,000	4,943	5,000	1.8%
					5,000	4,943	5,000	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	10.98%		5/8/2019	8,594	8,361	8,336	3.0%
					8,594	8,361	8,336	3.0%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.08%		7/3/2021	5,792	5,792	5,611	2.0%
					5,792	5,792	5,611	2.0%
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	9.75%		7/31/2024	3,000	2,956	3,034	1.1%
					3,000	2,956	3,034	1.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00	%(ac)	9/15/2021	394	392	386	0.1%
Micro Holdings Corp.	L+7.50%	9.09%		8/18/2025	3,000	2,971	3,021	1.1%
					3,394	3,363	3,407	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	8.71%		8/3/2025	4,500	4,456	4,522	1.6%
					4,500	4,456	4,522	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Diversified & Production
The Octave Music Group, Inc. (fka SCP TPZ Acquisition, Inc.)	L+8.25%	9.62%		5/29/2022	5,000	$4,947	$5,006	1.8%
					5,000	4,947	5,006	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	12.69%		12/31/2018	625	620	625	0.2%
Pre-Paid Legal Services, Inc. (Legal Shield)	L+9.00%	10.57%		7/1/2020	3,000	3,000	3,008	1.1%
					3,625	3,620	3,633	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					38,905	38,438	38,549	13.8%
Equity Securities (t) (u)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase 14,247 class A preferred units) (e)	—	—	(v)	11/30/2027	—	116	119	0.0%
						116	119	0.0%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	—	—	(v)	12/27/2022	—	—	—	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	—	—	(v)	12/31/2027	—	—	—	0.0%
						—	—	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(v)	—	—	2,413	1,339	0.5%
						2,413	1,339	0.5%
Hotels, Gaming & Leisure
Playtime, LLC – Preferred Units (8,665 units)	—	—	(v)	—	—	200	18	0.0%
						200	18	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(v)	—	—	129	171	0.1%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (e) (m)	—	—	(v)	9/18/2025	—	—	219	0.1%
						129	390	0.2%
Retail
The Tie Bar Operating Company, LLC – Class A Preferred Units (1,275 units)	—	—		—	—	86	122	0.0%
The Tie Bar Operating Company, LLC – Class B Preferred Units (1,275 units)	—	—		—	—	1	—	0.0%
						87	122	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	—	(v)	—	—	395	399	0.1%
						395	399	0.1%
Services: Consumer
Education Corporation of America – Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK		—	—	8,366	8,429	3.0%
						8,366	8,429	3.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	— (v)	—	—	$152	$152	0.1%
					152	152	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities					11,858	10,968	3.9%
Total Non-Controlled/Non-Affiliate Company Investments					$423,363	$425,747	152.8%
Non-Controlled Affiliate Company Investments (w)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+8.00%	9.57%	7/22/2019	7,667	7,592	7,441	2.7%
American Community Homes, Inc.	L+12.50%	9.57% Cash/ 4.50% PIK	7/22/2019	4,413	4,376	4,329	1.6%
American Community Homes, Inc.	L+12.50%	9.57% Cash/ 4.50% PIK	n/a (x)	542	536	542	0.2%
American Community Homes, Inc.	L+8.00%	9.57%	7/22/2019	444	435	431	0.2%
American Community Homes, Inc.	L+12.50%	9.57% Cash/ 4.50% PIK	7/22/2019	228	223	224	0.1%
American Community Homes, Inc. (Delayed Draw) (f) (g)	L+8.00%	9.57%	7/22/2019	444	—	—	0.0%
American Community Homes, Inc. (Delayed Draw) (f) (g)	L+12.50%	9.57% Cash/ 4.50% PIK	7/22/2019	222	—	—	0.0%
				13,960	13,162	12,967	4.8%
Consumer Goods: Non-Durable
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	12.00% PIK (y)	8/29/2019	1,157	1,157	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	15.00% PIK (y)	8/29/2019	422	416	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	17.00% PIK (y)	3/30/2018	235	235	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands, LLC)	n/a	16.50% PIK (y)	8/29/2019	550	534	550	0.2%
				2,364	2,342	550	0.2%
Containers, Packaging & Glass
Summit Container Corporation (h)	L+12.00%	12.00% Cash/ 2.00% PIK	1/6/2019	3,593	3,576	3,421	1.2%
Summit Container Corporation (h)	L+12.00%	12.00% Cash/ 2.00% PIK	1/6/2019	1,508	1,508	1,507	0.5%
				5,101	5,084	4,928	1.7%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+13.00%	14.57%	3/31/2020	10,922	10,355	10,594	3.8%
Rockdale Blackhawk, LLC (Capex)	L+13.00%	14.57%	3/31/2020	549	549	533	0.2%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.57%	3/31/2020	1,849	1,849	1,797	0.6%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	14.57%	3/31/2020	3,236	3,236	3,145	1.1%
SHI Holdings, Inc. (h)	L+10.25%	11.82%	7/10/2019	2,625	2,608	2,625	0.9%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	11.82%	7/10/2019	2,318	2,216	2,226	0.8%
				21,499	20,813	20,920	7.4%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.57% PIK	9/12/2019	4,249	4,218	3,697	1.3%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+11.50%	13.07%	9/12/2019	1,176	741	741	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.57% PIK	9/12/2019	196	196	170	0.1%
TPP Operating, Inc.	L+6.00%	7.57% PIK (y)	11/8/2018	9,370	9,330	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
TPP Operating, Inc.	L+6.00%	7.57	%(y)	11/8/2018	6,885	$6,885	$3,373	1.2%
TPP Operating, Inc.	L+9.61%	11.18	%(y)	11/8/2018	4,593	4,593	4,593	1.6%
					26,469	25,963	12,574	4.5%
Total Non-Controlled Affiliate Senior Secured Loans					69,393	67,364	51,939	18.6%
Junior Secured Loans
Consumer Goods: Non-Durable
Millennial Brands LLC (fka Rocket Dog Brands LLC)	n/a	15.00% PIK	(y)	5/1/2020	2,011	2,011	—	0.0%
					2,011	2,011	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					2,011	2,011	—	0.0%
Equity Securities
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	—	—	(v)	10/9/2024	—	—	353	0.1%
						—	353	0.1%
Consumer Goods: Non-Durable
Millennial Brands LLC (fka Rocket Dog Brands LLC)	—	—	(v)	—	—	—	—	0.0%
Millennial Brands LLC (fka Rocket Dog Brands LLC)	n/a	15.00% PIK	(y)	—	—	967	—	0.0%
						967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	(v)	1/6/2024	—	—	—	0.0%
						—	—	0.0%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC – LLC Units (18.03% of the LLC interest)	—	—	(v)	—	—	1,093	5,673	2.0%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(v)	—	—	27	786	0.3%
						1,120	6,459	2.3%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(v)	—	—	—	—	0.0%
TPP Operating, Inc. (24 shares of common stock)	—	—	(v)	—	—	1,953	—	0.0%
TPP Operating, Inc. (16 shares of common stock) (z)	—	—	(v)	—	—	1,302	—	0.0%
						3,255	—	0.0%
Total Non-Controlled Affiliate Equity Securities						5,342	6,812	2.4%
Total Non-Controlled Affiliate Company Investments						$74,717	$58,751	21.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Controlled Affiliate Company Investments (aa)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (e)	—	—	—	—	9,500	9,640	3.5%
Total Controlled Affiliate Equity Securities					9,500	9,640	3.5%
Total Controlled Affiliate Company Investments					$9,500	$9,640	3.5%
TOTAL INVESTMENTS					$507,580	$494,138	177.3%

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $278,699 as of December 31, 2017.
(e)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, non-qualifying assets totaled 13.13% of the Company’s total assets excluding prepaid expenses.
(f)	All or a portion of this commitment was unfunded at December 31, 2017. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,113) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(k)	This investment represents a senior secured note that is traded in the secondary bond market.
(l)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(m)	This is an international company.
(n)	This term loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(o)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.92% per annum.
(p)	A portion of this loan (principal of $4,099) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

(q)	A portion of the PIK interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 1.81% per annum.
(r)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.
(s)	A portion of this loan (principal of $4,477) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(t)	Represents less than 5% ownership of the portfolio company’s voting securities.
(u)	Ownership of certain equity investments may occur through a holding company or partnership.
(v)	Represents a non-income producing security.
(w)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(x)	This is a demand note with no stated maturity.
(y)	This position was on non-accrual status as of December 31, 2017, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.
(z)	This investment is held in a wholly owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company's equity interest in TPP. See Note 5 in the accompanying notes to the consolidated financial statements for additional information.
(aa)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(ab)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(ac)	This term loan is subject to a prime rate cap of 1.10%.

n/a — not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (“Monroe Capital” and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. Monroe Capital is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, Monroe Capital has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2018, MRCC SBIC had $57,624 in leverageable capital and $112,800 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income are recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period earned.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2018 and 2017, the Company received return of capital distributions from the Company’s investment in LLC equity interest in SLF of $9,500 and zero, respectively.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $7,352 and $8,005 as of March 31, 2018 and December 31, 2017, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2018 and 2017 totaled $316 and $690, respectively. For the three months ended March 31, 2018 and 2017, interest income included $1,032 and $388 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2018 and 2017, interest income included $133 and $652 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2018 and 2017, interest income included $329 and $613 of PIK interest, respectively. For the three months ended March 31, 2018 and 2017, dividend income included $260 and zero of PIK dividends, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. The Company generally reverses accrued interest when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $4,189 and $8,516 at March 31, 2018 and December 31, 2017, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (‘‘ASC Topic 860’’), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a ‘‘participating interest,’’ as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within ‘‘interest income’’ and the interest earned by the buyer in the partial loan sale is recorded within ‘‘interest and other debt financing expenses’’ in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. See Note 7 ‘‘Secured Borrowings’’ for additional information.

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

The Company has adopted a dividend reinvestment plan (‘‘DRIP’’) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not ‘‘opted out’’ of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 8 for additional information.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (‘‘ASC Topic 260’’), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 9 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2018 and December 31, 2017, the Company had unamortized deferred financing costs of $4,468 and $4,670, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2018 and 2017 was $281 and $231, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of March 31, 2018 and December 31, 2017, other assets on the consolidated statements of assets and liabilities included $501 and $494, respectively, of deferred offering costs which will be charged against the proceeds from future equity offerings when received.

Investments Denominated in Foreign Currency

As of March 31, 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2018 and 2017, $11 and zero, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of March 31, 2018 and December 31, 2017, payables for excise taxes of zero and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2018. The 2014 through 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued and such disclosure is included in Note 12. Other than what was disclosed in Note 12, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (‘‘ASU’’) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (‘‘ASU 2014-09’’). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. The Company has adopted ASU 2014-09, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (‘‘ASU 2016-01’’). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company has adopted ASU 2016-01, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2018		December 31, 2017
Amortized Cost:
Senior secured loans	$395,936	76.7%	$399,770	78.8%
Unitranche secured loans	46,478	9.0	40,661	8.0
Junior secured loans	40,496	7.8	40,449	8.0
LLC equity interest in SLF	15,750	3.1	9,500	1.8
Equity securities	17,461	3.4	17,200	3.4
Total	$516,121	100.0%	$507,580	100.0%

	March 31, 2018		December 31, 2017
Fair Value:
Senior secured loans	$380,115	76.6%	$387,874	78.5%
Unitranche secured loans	45,976	9.3	40,295	8.2
Junior secured loans	38,578	7.8	38,549	7.8
LLC equity interest in SLF	16,333	3.3	9,640	1.9
Equity securities	15,032	3.0	17,780	3.6
Total	$496,034	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2018		December 31, 2017
Amortized Cost:
International	$13,857	2.7%	$13,858	2.7%
Midwest	97,547	18.9	91,160	18.0
Northeast	147,024	28.5	142,742	28.1
Southeast	76,045	14.7	84,108	16.6
Southwest	60,982	11.8	59,335	11.7
West	120,666	23.4	116,377	22.9
Total	$516,121	100.0%	$507,580	100.0%

	March 31, 2018		December 31, 2017
Fair Value:
International	$15,095	3.0%	$14,632	3.0%
Midwest	98,915	19.9	90,399	18.3
Northeast	148,335	30.0	143,942	29.1
Southeast	75,236	15.2	85,293	17.3
Southwest	42,637	8.6	47,968	9.7
West	115,816	23.3	111,904	22.6
Total	$496,034	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2018		December 31, 2017
Amortized Cost:
Aerospace & Defense	$4,945	1.0%	$4,943	1.0%
Banking, Finance, Insurance & Real Estate	59,226	11.5	60,519	11.9
Beverage, Food & Tobacco	17,843	3.5	17,888	3.5
Chemicals, Plastics & Rubber	10,337	2.0	8,734	1.7
Construction & Building	18,353	3.6	17,851	3.5
Consumer Goods: Durable	11,489	2.2	11,625	2.3
Consumer Goods: Non-Durable	36,796	7.1	32,563	6.4
Containers, Packaging & Glass	5,116	1.0	5,084	1.0
Energy: Oil & Gas	2,300	0.4	2,372	0.5
Environmental Industries	4,334	0.8	4,359	0.9
Healthcare & Pharmaceuticals	62,117	12.0	59,613	11.7
High Tech Industries	50,334	9.8	46,124	9.1
Hotels, Gaming & Leisure	32,168	6.2	41,924	8.2
Investment Funds & Vehicles	15,750	3.1	9,500	1.9
Media: Advertising, Printing & Publishing	22,441	4.3	22,647	4.5
Media: Broadcasting & Subscription	15,490	3.0	15,712	3.1
Media: Diversified & Production	4,949	1.0	4,947	1.0
Retail	57,546	11.1	57,424	11.3
Services: Business	33,553	6.5	33,350	6.6
Services: Consumer	21,472	4.2	21,263	4.2
Telecommunications	2,919	0.6	3,089	0.6
Utilities: Electric	2,760	0.5	2,759	0.5
Wholesale	23,883	4.6	23,290	4.6
Total	$516,121	100.0%	$507,580	100.0%

	March 31, 2018		December 31, 2017
Fair Value:
Aerospace & Defense	$5,000	1.0%	$5,000	1.0%
Banking, Finance, Insurance & Real Estate	60,526	12.2	61,407	12.4
Beverage, Food & Tobacco	17,566	3.5	17,770	3.6
Chemicals, Plastics & Rubber	10,461	2.1	8,860	1.8
Construction & Building	18,573	3.7	18,049	3.6
Consumer Goods: Durable	11,693	2.4	11,808	2.4
Consumer Goods: Non-Durable	29,768	6.0	26,546	5.4
Containers, Packaging & Glass	4,967	1.0	4,928	1.0
Energy: Oil & Gas	2,273	0.5	2,352	0.5
Environmental Industries	4,397	0.9	4,457	0.9
Healthcare & Pharmaceuticals	65,645	13.2	65,582	13.3
High Tech Industries	50,967	10.3	46,239	9.4
Hotels, Gaming & Leisure	33,241	6.7	42,744	8.6
Investment Funds & Vehicles	16,333	3.3	9,640	2.0
Media: Advertising, Printing & Publishing	23,048	4.6	23,264	4.7
Media: Broadcasting & Subscription	15,742	3.2	15,965	3.2
Media: Diversified & Production	5,006	1.0	5,006	1.0
Retail	35,157	7.1	39,815	8.1
Services: Business	34,152	6.9	33,732	6.8
Services: Consumer	21,463	4.3	21,474	4.3
Telecommunications	2,985	0.6	3,152	0.6
Utilities: Electric	2,797	0.6	2,792	0.6
Wholesale	24,274	4.9	23,556	4.8
Total	$496,034	100.0%	$494,138	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (‘‘NLV’’) in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect of SLF must be approved by the SLF investment committee, consisting of one representative of each of the Company and NLV. SLF may cease making new investments upon notification of either member, but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of March 31, 2018, the Company and NLV owned 50.0% and 50.0%, respectively of the LLC equity interests of SLF. As of March 31, 2018, SLF had $100,000 in commitments from its members (in the aggregate), of which $31,500 was funded. As of December 31, 2017, the Company and NLV owned 50.0% and 50.0%, respectively of the LLC equity interests of SLF. As of December 31, 2017, SLF had $100,000 in commitments from its members (in the aggregate), of which $19,000 was funded.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2018 allowed SLF SPV to borrow up to $100,000 at any one time outstanding, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

As of March 31, 2018 and December 31, 2017, SLF had total assets at fair value of $60,510 and $41,641, respectively. As of March 31, 2018 and December 31, 2017, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2018 and December 31, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $3,812 and $2,083, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2018 and December 31, 2017 (in thousands):

	As of
	March 31, 2018	December 31, 2017
Senior secured loans (1)	58,207	29,438
Weighted average current interest rate on senior secured loans (2)	7.4%	7.1%
Number of borrowers in SLF	17	8

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2018

Portfolio Company(a)	Spread Above Index (b)	Interest Rate(b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
MTC Intermediate Holdco, Inc.	L+4.75%	6.63%	1/30/2023	5,000	$4,998
				5,000	4,998
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.38%	11/10/2022	4,973	4,973
US Salt, LLC	L+4.75%	6.63%	11/30/2023	3,500	3,500
				8,473	8,473
Chemicals, Plastics & Rubber
Loparex International B.V. (c)	L+4.25%	6.13%	4/09/2025	500	498
Peach State Labs, LLC, and Flow Polymers, LLC	L+6.25%	7.92%	6/30/2021	2,876	2,891
				3,376	3,389
Construction & Building
Fastener Acquisition, Inc. (c)	L+4.25%	6.13%	3/23/2025	1,333	1,338
				1,333	1,338
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.53%	9/09/2023	1,621	1,621
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.53%	9/09/2023	1,875	838
				3,496	2,459
Healthcare & Pharmaceuticals
LSCS Holdings, Inc. (c)	L+4.25%	6.40%	3/16/2025	2,800	2,786
LSCS Holdings, Inc. (Delayed Draw) (c) (d)	L+4.25%	6.40%	3/16/2025	700	—
Radiology Partners Holdings, LLC	L+5.75%	7.69%	12/04/2023	1,701	1,704
Radiology Partners Holdings, LLC (Delayed Draw) (d)	L+5.75%	7.69%	12/04/2023	1,170	396
				6,371	4,886
High Tech Industries
Gigamon, Inc.	L+4.50%	6.80%	12/19/2024	2,993	3,022
				2,993	3,022
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.86%	12/06/2024	6,983	6,950
				6,983	6,950
Services: Business
Engage2Excel, Inc.	L+6.50%	8.54%	3/07/2023	4,375	4,288
Engage2Excel, Inc. (Revolver) (d)	L+6.50%	8.21%	3/07/2023	545	98
Output Services Group, Inc. (c)	L+4.25%	6.13%	3/27/2024	4,145	4,166
Output Services Group, Inc. (Delayed Draw) (c) (d)	L+4.25%	6.13%	3/27/2024	855	—
				9,920	8,552
Services: Consumer
EWC Ventures, LLC	L+5.50%	7.17%	1/18/2023	3,350	3,358
LegalZoom.com, Inc.	L+4.50%	6.34%	11/21/2024	1,995	2,012
Zenith Merger Sub, Inc.	L+5.50%	7.80%	12/13/2023	3,741	3,741
				9,086	9,111
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.70%	12/28/2024	4,988	5,000
				4,988	5,000

TOTAL INVESTMENTS					$58,178

(a)	All investments are U.S. companies, except for Loparex International B.V.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime Rate (‘‘Prime’’ or ‘‘P’’) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of March 31, 2018.
(d)	All or a portion of this commitment was unfunded as of March 31, 2018. Principal reflects the commitment outstanding.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

Portfolio Company(a)	Spread Above Index (b)	Interest Rate(b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/02/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/09/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/09/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/19/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/06/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime Rate (‘‘Prime’’ or ‘‘P’’) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

As of March 31, 2018 and December 31, 2017, the Company has committed to fund $50,000 and $50,000 of LLC equity interest subscriptions to SLF, respectively. As of March 31, 2018 and December 31, 2017, $15,750 and $9,500 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively. For the three months ended March 31, 2018 and 2017, the Company received $175 and zero dividend income from the SLF LLC equity interests, respectively.

Below is certain summarized financial information for SLF as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Assets
Investments, at fair value	$58,178	$29,126
Cash	858	12,504
Restricted cash	1,287	—
Receivable for open trades	48	—
Interest receivable	139	11
Total assets	$60,510	$41,641
Liabilities
Revolving credit facility	$20,297	$—
Less: Unamortized deferred financing costs	(1,310)	—
Total debt, less unamortized deferred financing costs	18,987	—
Payable for open trades	8,735	22,304
Interest payable	36	—
Accounts payable and accrued expenses	87	57
Total liabilities	27,845	22,361
Members’ capital	32,665	19,280
Total liabilities and members’ capital	$60,510	$41,641

	Three months ended
	March 31, 2018	March 31, 2017 (1)
Investment income:
Interest income	$780	$—
Total investment income	780	—
Expenses:
Interest and other debt financing expenses	44	—
Organizational costs	6	—
Professional fees	40	—
Total expenses	90	—
Net investment income (loss)	690	—
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	545	—
Net gain (loss) on investments	545	—
Net increase (decrease) in members’ capital	$1,235	$—

(1)	SLF commenced operations on November 14, 2017.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of March 31, 2018 and December 31, 2017 were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (‘‘Level 3 debt’’). The Company generally uses the yield approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (‘‘EBITDA’’), cash flows, net income, revenues, or in limited cases, book value.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments (‘‘ASC Topic 825’’) relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings within net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of March 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$380,115	$380,115
Unitranche secured loans	—	—	45,976	45,976
Junior secured loans	—	—	38,578	38,578
Equity securities	—	—	15,032	15,032
Investments measured at NAV (1) (2)	—	—	—	16,333
Total Investments	$—	$—	$479,701	$496,034

The following table presents fair value measurements of investments and secured borrowings, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$387,874	$387,874
Unitranche secured loans	—	—	40,295	40,295
Junior secured loans	—	—	38,549	38,549
Equity securities	—	—	17,780	17,780
Investments measured at NAV (1) (2)	—	—	—	9,640
Total Investments	$—	$—	$484,498	$494,138

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 6.88% to 16.38% at March 31, 2018 and 6.57% to 15.00% at December 31, 2017. The maturity dates on the loans outstanding at March 31, 2018 range between April 2018 and August 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three months ended March 31, 2018 and 2017:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498	$—
Net change in unrealized gain (loss) on investments	(3,927)	(136)	(17)	(3,008)	(7,088)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	12,024	6,019	47	260	18,350	—
Proceeds from principal payments and sales on investments (2)	(15,856)	(202)	(1)	—	(16,059)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of March 31, 2018	$380,115	$45,976	$38,578	$15,032	$479,701	$—

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314
Net change in unrealized gain (loss) on investments	(2,241)	(110)	182	(1,462)	(3,631)	—
Net realized gain (loss) on investments	41	—	—	126	167	—
Purchases of investments and other adjustments to cost (1)	42,156	232	149	—	42,537	—
Proceeds from principal payments and sales on investments (2)	(14,986)	(1,295)	(17,437)	(126)	(33,844)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	1
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of March 31, 2017	$300,223	$50,465	$42,260	$25,201	$418,149	$1,315

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three months ended March 31, 2018 and 2017, attributable to Level 3 investments still held at March 31, 2018 and 2017, was ($6,219) and ($2,727), respectively. The total change in unrealized (gain) loss included in the consolidated statements of operations within net change in unrealized (gain) loss on secured borrowings for the three months ended March 31, 2018 and 2017, attributable to Level 3 investments still held at March 31, 2018 and 2017, was zero and ($1), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2018 and 2017.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2018 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$251,320		Discounted cash flow	EBITDA multiples	7.1	x	3.5	x	13.5	x
				Market yields	11.6%		8.3%		24.5%
Senior secured loans	56,621		Discounted cash flow	Revenue multiples	2.2	x	0.3	x	6.0	x
				Market yields	13.8%		8.7%		19.0%
Senior secured loans	14,681		Waterfall	Delinquency ratio	0.2%		0.2%		0.2%
Senior secured loans	12,929		Combination of discounted cash flow and enterprise value	Tangible book value multiples	1.3	x	1.2	x	1.4	x
				Market yields	13.5%		10.0%		18.3%
Senior secured loans	9,207		Enterprise value	EBITDA multiples	7.0	x	6.3	x	7.8	x
Senior secured loans	3,648		Combination of enterprise value and liquidation	Revenue multiples	0.1	x	0.1	x	0.1	x
Senior secured loans	541		Enterprise value	Revenue multiples	0.5	x	0.4	x	0.5	x
Unitranche secured loans	45,679		Discounted cash flow	EBITDA multiples	6.2	x	3.8	x	9.0	x
				Market yields	16.3%		9.5%		25.0%
Unitranche secured loans	297		Enterprise value	EBITDA multiples	5.0	x	4.5	x	5.5	x
Junior secured loans	5,625		Discounted cash flow	EBITDA multiples	9.4	x	4.0	x	10.5	x
				Market yields	11.4%		10.4%		14.5%
Equity securities	8,503		Discounted cash flow	EBITDA multiples	4.3	x	4.0	x	4.5	x
				Market yields	22.0%		21.0%		23.0%
Equity securities	3,561		Enterprise value	Revenue multiples	0.4	x	0.3	x	2.7	x
Equity securities	1,574		Enterprise value	EBITDA multiples	7.0	x	4.3	x	11.0	x
Equity securities	227		Enterprise value	Tangible book value multiples	1.3	x	1.2	x	1.4	x
Total Level 3 Assets	$414,413	(1)

(1)	Excludes loans of $65,288 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required. Also excludes the Company’s investment in SLF of $16,333.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2017 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$300,882		Discounted cash flow	EBITDA multiples	6.8	x	3.8	x	14.0	x
				Market yields	11.6%		8.1%		23.5%
Senior secured loans	15,654		Waterfall	Delinquency ratio	0.0%		0.0%		0.0%
Senior secured loans	12,967		Discounted cash flow	Tangible book value multiples	1.3	x	1.2	x	1.3	x
				Market yields	14.5%		10.3%		19.9%
Senior secured loans	9,516		Discounted cash flow	Revenue multiples	4.0	x	3.8	x	4.3	x
				Market yields	8.8%		8.4%		9.2%
Senior secured loans	8,718		Enterprise value	EBITDA multiples	7.5	x	6.0	x	9.3	x
Senior secured loans	8,516		Enterprise value	Revenue multiples	0.3	x	0.3	x	0.6	x
Unitranche secured loans	40,000		Discounted cash flow	EBITDA multiples	6.2	x	3.8	x	8.5	x
				Market yields	15.0%		8.8%		23.0%
Unitranche secured loans	295		Enterprise value	EBITDA multiples	5.0	x	4.5	x	5.5	x
Junior secured loans	5,625		Discounted cash flow	EBITDA multiples	9.1	x	3.8	x	10.3	x
				Market yields	11.1%		10.2%		14.0%
Equity securities	8,429		Discounted cash flow	EBITDA multiples	4.0	x	3.8	x	4.3	x
				Market yields	21.0%		20.0%		22.0%
Equity securities	5,892		Enterprise value	Revenue multiples	0.4	x	0.4	x	2.7	x
Equity securities	1,767		Enterprise value	EBITDA multiples	6.8	x	4.5	x	9.0	x
Equity securities	353		Enterprise value	Tangible book value multiples	1.3	x	1.2	x	1.3	x
Total Level 3 Assets	$418,614	(1)

(1)	Excludes loans of $65,884 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $112,800 and $109,520, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2018 and 2017 were as follows:

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at March 31, 2018
Non-controlled affiliate company investments :
American Community Homes, Inc.	$7,441	$—	$—	$(331)	$—	$11	$—	$245	$7,366
American Community Homes, Inc.	4,329	—	—	(165)	49	5	—	116	4,334
American Community Homes, Inc.	542	—	—	—	7	1	—	(1)	549
American Community Homes, Inc.	431	—	—	—	—	1	—	15	447
American Community Homes, Inc.	224	—	—	—	2	1	—	6	233
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	353	—	—	—	—	—	—	(126)	227
	13,320	—	—	(496)	58	19	—	255	13,156

Luxury Optical Holdings Co.	3,697	—	—	—	103	4	—	54	3,858
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	—	623
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	5	—	—	3	178
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	108	4	—	57	4,659

Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	550	—	—	—	—	—	—	(9)	541
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	—	—	—	—	(9)	541

Rockdale Blackhawk, LLC	10,594	—	—	—	—	54	—	39	10,687
Rockdale Blackhawk, LLC (Capex)	533	—	—	—	—	—	—	4	537
Rockdale Blackhawk, LLC (Revolver)	1,797	—	—	—	—	—	—	8	1,805
Rockdale Blackhawk, LLC (Revolver)	3,145	—	—	—	—	—	—	13	3,158
Rockdale Blackhawk, LLC (Revolver)	—	—	1,387	—	—	—	—	(34)	1,353
Rockdale Blackhawk, LLC – LLC Units (22.65% of the LLC interest) (1)	5,673	—	—	—	—	—	—	(2,331)	3,342
	21,742	—	1,387	—	—	54	—	(2,301)	20,882

SHI Holdings, Inc.	2,625	—	—	(7)	—	4	—	(4)	2,618
SHI Holdings, Inc. (Revolver)	2,226	—	328	—	—	1	—	(2)	2,553
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	(167)	619
	5,637	—	328	(7)	—	5	—	(173)	5,790

Summit Container Corporation	3,421	—	—	—	18	6	—	7	3,452
Summit Container Corporation	1,507	—	—	—	8	—	—	—	1,515
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	—	—	26	6	—	7	4,967

TPP Operating, Inc. (2) (3)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (2) (3)	3,373	724	63	(42)	—	—	—	(4,080)	38
TPP Operating, Inc. (2) (3)	4,593	(724)	467	(47)	—	—	—	(679)	3,610
TPP Operating, Inc. (24 shares of common stock) (2) (3)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (16 shares of common stock) (2) (3)	—	—	—	—	—	—	—	—	—
	7,966	—	530	(89)	—	—	—	(4,759)	3,648
Total non-controlled affiliate company investments	$58,751	$—	$2,245	$(710)	$192	$88	$—	$(6,923)	$53,643

Controlled affiliate company investments :
MRCC Senior Loan Fund I, LLC	$9,640	$—	$15,750	$(9,500)	$—	$—	$—	$443	$16,333
	9,640	—	15,750	(9,500)	—	—	—	443	16,333
Total controlled affiliate company investments	$9,640	$—	$15,750	$(9,500)	$—	$—	$—	$443	$16,333

Portfolio Company	Fair value at December 31, 2016	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gains (losses)	Net unrealized gains (losses)	Fair value at March 31, 2017
Non-controlled affiliate company investments :
American Community Homes, Inc.	$7,816	$—	$—	$—	$—	$10	$—	$17	$7,843
American Community Homes, Inc.	4,301	—	—	—	49	5	—	(4)	4,351
American Community Homes, Inc.	518	—	—	—	6	1	—	(1)	524
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	1,315	—	—	—	—	—	—	47	1,362
	13,950	—	—	—	55	16	—	59	14,080

Millennial Brands LLC	464	—	—	—	33	—	—	(446)	51
Millennial Brands LLC	365	—	—	—	15	1	—	(85)	296
Millennial Brands LLC	225	—	—	—	10	—	—	(59)	176
Millennial Brands LLC	—	—	—	—	72	—	—	72	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	1,054	—	—	—	130	1	—	(662)	523

Rockdale Blackhawk, LLC	10,933	—	—	—	—	47	—	(47)	10,933
Rockdale Blackhawk, LLC (Capex)	565	—	—	(16)	—	—	—	—	549
Rockdale Blackhawk, LLC (Revolver)	924	—	925	—	—	—	—	—	1,849
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest)	14,655	—	—	—	—	—	—	(1,301)	13,354
	27,077	—	925	(16)	—	47	—	(1,348)	26,685

SHI Holdings, Inc.	2,625	—	—	—	—	4	—	(4)	2,625
SHI Holdings, Inc. (Revolver)	1,203	—	205	—	—	1	—	(1)	1,408
SHI Holdings, Inc. (24 shares of common stock)	469	—	—	—	—	—	—	(11)	458
	4,297	—	205	—	—	5	—	(16)	4,491

Summit Container Corporation	3,550	—	—	(51)	19	6	—	(84)	3,440
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	113	—	—	—	—	—	—	(113)	—
	3,663	—	—	(51)	19	6	—	(197)	3,440
Total non-controlled affiliate company investments	$50,041	$—	$1,130	$(67)	$204	$75	$—	$(2,164)	$49,219

Controlled affiliate company investments :
TPP Operating, Inc. (3)	$1,799	$—	$—	$—	$—	$—	$—	$(1,218)	$581
TPP Operating, Inc. (3)	4,344	—	—	—	—	—	—	(441)	3,903
TPP Operating, Inc. (3)	2,756	—	2,807	—	—	—	—	—	5,563
TPP Operating, Inc. (40 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
TPP Acquisition, Inc. (829 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	8,899	—	2,807	—	—	—	—	(1,659)	10,047
Total controlled affiliate company investments	$8,899	$—	$2,807	$—	$—	$—	$—	$(1,659)	$10,047

	For the three months ended March 31,
	2018			2017
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments :
American Community Homes, Inc.	$336	$—	$—	$193	$—	$—
American Community Homes, Inc.	241	—	—	153	—	—
American Community Homes, Inc.	30	—	—	19	—	—
American Community Homes, Inc.	20	—	—	—	—	—
American Community Homes, Inc.	13	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	640	—	—	365	—	—

Luxury Optical Holdings Co.	107	—	—	—	—	—
Luxury Optical Holdings Co. (Delayed Draw)	23	—	—	—	—	—
Luxury Optical Holdings Co. (Revolver)	5	—	—	—	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	135	—	—	—	—	—

Millennial Brands LLC	—	—	—	32	—	—
Millennial Brands LLC	—	—	—	15	—	—
Millennial Brands LLC	—	—	—	10	—	—
Millennial Brands LLC	—	—	—	72	—	—
Millennial Brands LLC	—	—	—	—	—	—
Millennial Brands LLC (Preferred units)	—	—	—	—	—	—
Millennial Brands LLC (Common units)	—	—	—	—	—	—
	—	—	—	129	—	—

Rockdale Blackhawk, LLC	452	—	—	375	—	—
Rockdale Blackhawk, LLC (Capex)	20	—	—	17	—	—
Rockdale Blackhawk, LLC (Revolver)	67	—	—	44	—	—
Rockdale Blackhawk, LLC (Revolver)	118	—	—	—	—	—
Rockdale Blackhawk, LLC (Revolver)	32	—	—	—	—	—
Rockdale Blackhawk, LLC (LLC interest)	—	—	—	—	—	—
	689	—	—	436	—	—

SHI Holdings, Inc.	82	—	—	70	—	—
SHI Holdings, Inc. (Revolver)	70	—	—	33	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	152	—	—	103	—	—

Summit Container Corporation	159	—	—	163	—	—
Summit Container Corporation	53	—	—	—	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	212	—	—	163	—	—

TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	—	—	—
Total non-controlled affiliate company investments	$1,828	$—	$—	$1,196	$—	$—

Controlled affiliate company investments :
MRCC Senior Loan Fund I, LLC	$—	$175	$—	$—	$—	$—
TPP Acquisition, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	76	—	—
TPP Operating, Inc. (Common stock)	—	—	—	101	—	—
	—	175	—	177	—	—
Total controlled affiliate company investments	$—	$175	$—	$177	$—	$—

(1)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the three months ended March 31, 2018. In conjunction with the follow-on investment, the Company also received an additional 4.62% of the equity of Rockdale, increasing total equity ownership to 22.65%.

(2)	In December 2017, the Company transferred 16% of the equity interest in TPP Operating, Inc. shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (‘‘MCC Holdco’’), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP Operating, Inc. As a result, the Company now only controls 24.0% of the voting interests in TPP Operating, Inc. and TPP Acquisition, Inc. is no longer considered a controlled affiliate company investment. As a result, TPP Operating, Inc. is presented as a non-controlled affiliate company investment for the three months ended March 31, 2018 and a controlled affiliate company investment for the three months ended March 31, 2017. As of March 31, 2018, the Company valued its positions in TPP Operating, Inc. utilizing a combination of an enterprise value waterfall model and a liquidation analysis. The key inputs to the enterprise value waterfall model were an estimated 2018 revenue forecast and revenue multiple developed using comparable public and private company data. The key inputs to the liquidation analysis were estimated net realizable values for assets of the Company.

(3)	On September 2, 2016, TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company, submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court. The sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company initially owned 40% of the equity interests in the new operating company, TPP Operating, Inc. and owned 40.0% of the equity interests in TPP Acquisition, Inc., the former operating company, until its dissolution during the year ended December 31, 2017.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the three months ended March 31, 2018 and 2017 were $2,163 and $1,805, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of ‘‘pre-incentive fee net investment income’’ for the immediately preceding quarter, subject to a 2% (8% annualized) preferred return, or ‘‘hurdle,’’ and a ‘‘catch up’’ feature. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters (the ‘‘Incentive Fee Limitation’’). Therefore, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (1) 20% of the amount by which pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the ‘‘catch-up’’ provision, and (2) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the ‘‘cumulative net increase in net assets resulting from operations’’ is the sum of pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses for the then current and 11 preceding calendar quarters. The second part of the incentive fee is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20% of realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses on a cumulative basis and unrealized depreciation, less the aggregate amount of any previously paid capital gain incentive fees.

Incentive fees for the three months ended March 31, 2018 and 2017 were $761 and $1,290, respectively. Incentive fees for the three months ended March 31, 2018, consisted solely of part one incentive fees (based on net investment income) of $761, which includes the effect of a $1,084 Incentive Fee Limitation as described above. Incentive fees for the three months ended March 31, 2017 consisted of part one incentive fees (based on net investment income) of $1,465 and part two incentive fees (based upon net realized and unrealized gains and losses) of ($175). Part two incentive fees reduced total incentive fees for the three months ended March 31, 2017 primarily as a result of net unrealized losses during the period. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized gain (loss). For the three months ended March 31, 2018 and 2017, no incentive fees were waived.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2018 and 2017, the Company incurred $807 and $830, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $324 and $330, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2018 and December 31, 2017, $324 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company has entered into a license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name ‘‘Monroe Capital’’ for specified purposes in its business. Under this agreement, the Company will have a right to use the ‘‘Monroe Capital’’ name at no cost, subject to certain conditions, for so long as the Advisor or one of its affiliates remains its investment advisor. Other than with respect to this limited license, the Company has no legal right to the ‘‘Monroe Capital’’ name.

As of March 31, 2018 December 31, 2017, the Company had accounts payable to members of the Board of $37 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

Revolving Credit Facility: As of March 31, 2018, the Company had U.S. dollar borrowings of $113,250 and non-U.S. dollar borrowings denominated in Great Britain pounds of £8,800 ($12,334 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency borrowings in the Company’s consolidated statements of operations and totaled ($442) and zero for the three months ended March 31, 2018 and 2017, respectively. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. As of December 31, 2017, the Company had U.S. dollar borrowings of $105,200 and non-U.S. dollar borrowings denominated in Great Britain pounds of £8,800 ($11,892 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of March 31, 2018, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00% (or 2.75% if the Company’s net worth (excluding investments in MRCC SBIC) exceeds $225,000) or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of March 31, 2018 and December 31, 2017, the outstanding borrowings were accruing at a weighted average interest rate of 4.6% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2018 and 2017 was 4.6% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three months ended March 31, 2018 and 2017 was 0.5% and 0.5%, respectively.

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

See Note 12 for additional disclosure regarding an amendment to the revolving credit facility which occurred on April 25, 2018.

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

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150,000 when it has at least $75,000 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a ‘‘family of funds’’) to a maximum of $225,000 in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350,000 in total borrowings. As the Company has other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40,000 in borrowings. Pursuant to the increase in the family of funds limitation, the Company submitted a commitment application to the SBA and on April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75,000 in SBA-guaranteed debentures, for a total of $115,000 in available debentures.

As of March 31, 2018, MRCC SBIC had $57,624 in leverageable capital and $112,800 in SBA-guaranteed debentures outstanding. As of December 31, 2017, MRCC SBIC had $57,624 in leverageable capital and $109,520 in SBA-guaranteed debentures outstanding. As of March 31, 2018, the Company has made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $2,200 in available SBA-guaranteed debentures.

As of March 31, 2018, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	3.2%		18,520
September 2028	3.3	%(1)	2,180
Total			$112,800

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a ‘‘participating interest,’’ as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within ‘‘interest income’’ and the interest earned by the buyer in the partial loan sale is recorded within ‘‘interest and other debt financing expenses’’ in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there were no secured borrowings.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended March 31,
	2018	2017
Interest expense – revolving credit facility	$1,557	$1,345
Interest expense – SBA guaranteed debentures	868	406
Amortization of deferred financing costs	281	231
Interest expense – secured borrowings	—	21
Other	—	7
Total interest and other debt financing expenses	$2,706	$2,010

 Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
Total distributions declared			$0.35	$7,084	—	$—	23,908	$301

Three months ended March 31, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
Total distributions declared			$0.35	$5,549	16,217	$254	—	$—

Note 9. Stock Issuances and Repurchases

Stock Issuances: On July 1, 2016, the Company amended the ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) to replace MLV with FBR Capital Markets & Co. (‘‘FBR’’), an affiliate of MLV (the ‘‘Prior ATM Program’’). On May 12, 2017, the Company entered into new equity distribution agreements with each FBR and JMP that reference the Company’s current registration statement (the ‘‘ATM Program’’). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the three months ended March 31, 2017, the Company sold 113,600 shares at an average price of $15.70 per share for gross proceeds of $1,784 under the Prior ATM program. Aggregate underwriters’ discounts and commissions were $27 and offering costs were $21, resulting in net proceeds of approximately $1,736. There were no stock issuances during the three months ended March 31, 2018.

Note 10. Commitments and Contingencies

Commitments: As of March 31, 2018 and December 31, 2017, the Company had $36,572 and $41,238, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had commitments up to $34,250 and $40,500, respectively, to SLF, as of March 31, 2018 and December 31, 2017 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Per share data:
Net asset value at beginning of period	$13.77	$14.52
Net investment income (1)	0.42	0.36
Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings (1)	(0.35)	(0.21)
Net increase in net assets from operations (1)	0.07	0.15
Stockholder distributions (2)	(0.35)	(0.35)
Effect of share issuances above (below) NAV (3)	—	0.02
Net asset value at end of period	$13.49	$14.34

Net assets at end of period	$273,005	$239,606
Shares outstanding at end of period	20,239,957	16,711,686
Per share market value at end of period	$12.30	$15.73
Total return based on market value (4)	(8.06)%	4.56%
Total return based on average net asset value (5)	0.50%	1.07%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	13.29%	11.83%
Ratio of total expenses to average net assets (6)(7)	8.70%	8.44%
Average debt outstanding	$237,017	$180,578
Average debt outstanding per share	$11.71	$10.88
Portfolio turnover (8)	5.16%	8.14%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2018 and 2017, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the three months ended March 31, 2018 and 2017. These ratios have been annualized unless otherwise noted.

	March 31, 2018	March 31, 2017
Ratio of interest and other debt financing expenses to average net assets	3.98%	3.39%
Ratio of total expenses (without incentive fees) to average net assets	8.42%	7.90%
Ratio of incentive fees, to average net assets (not annualized) (9)	0.28%	0.54%

(8)	Ratios are not annualized.
(9)	The ratio of waived incentive fees to average net assets was zero and zero for three months ended March 31, 2018 and 2017, respectively.

Note 12. Subsequent Events

The Company has evaluated subsequent events through May 8, 2018, the date on which the consolidated financial statements were issued.

On April 25, 2018, the Company entered into an amendment to its revolving credit agreement (the “Amendment”). The Amendment amends the Company’s revolving credit agreement to, among other things, (i) remove the pricing step-down related to the Company’s net worth to set the interest rate the revolving credit facility bears to the stepped-down interest rate of the one-month LIBOR plus 2.75%; (ii) increase the weighted average leverage ratio from 4.50:1 to 4.75:1; and (iii) add to the borrowing base on a limited basis investments structured based on loan-to-value metrics, with corresponding adjustments to the eligibility criteria and concentration limits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2018. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (‘‘BDC’’) under the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). In addition, for tax purposes, we have elected to be treated as a regulated investment company (‘‘RIC’’) under the subchapter M of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’). We were incorporated under the Maryland General Corporation Law on February 9, 2011. We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which we syndicate a ‘‘first out’’ portion of the loan to an investor and retain a ‘‘last out’’ portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.

Our shares are currently listed on the NASDAQ Global Select Market under the symbol ‘‘MRCC’’.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche secured and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2018, our portfolio included approximately 76.6% senior secured debt, 9.3% unitranche secured debt, 7.8% junior secured debt and 6.3% equity securities, compared to December 31, 2017, when our portfolio included approximately 78.5% senior secured debt, 8.2% unitranche secured debt, 7.8% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (‘‘MRCC SBIC’’), a Delaware limited partnership, received a license from the Small Business Administration (‘‘SBA’’) to operate as a Small Business Investment Company (‘‘SBIC’’) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of March 31, 2018, MRCC SBIC had $57.6 million in leverageable capital and $112.8 million in SBA-guaranteed debentures outstanding. See ‘‘SBA Debentures’’ below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (‘‘PIK’’) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period earned.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (‘‘LLC’’) and limited partnership (‘‘LP’’) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The frequency and volume of the distributions on common equity securities and LLC and LP investments may fluctuate significantly from period to period.

Expenses

Our primary operating expenses include the payment of fees to MC Advisors under the Investment Advisory and Management Agreement (management and incentive fees), and the payment of fees to Monroe Capital Management Advisors, LLC (‘‘MC Management’’) for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 6 to our consolidated financial statements and ‘‘Related Party Transactions’’ below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our revolving credit facility, our SBA-guaranteed debentures and our secured borrowings. We bear all other out-of-pocket costs and expenses of our operations and transactions.

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

Portfolio and Investment Activity

During the three months ended March 31, 2018, we invested $4.9 million in one new portfolio company and $27.6 million in 12 existing portfolio companies and had $25.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $6.9 million for the period.

During the three months ended March 31, 2017, we invested $27.3 million in two new portfolio companies and $14.2 million in 14 existing portfolio companies and had $33.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $7.7 million for the period.

The following table shows yield by debt and preferred equity security type:

	March 31, 2018		December 31, 2017
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.0%	10.5%	9.6%	9.6%
Unitranche secured loans	10.4	11.6	9.3	11.3
Junior secured loans	9.8	9.8	9.4	9.4
Preferred equity securities	10.8%	10.8%	10.8	10.8
Total	10.0%	10.6%	9.8%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investment and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of the investment portfolio (dollars in thousands):

	March 31, 2018		December 31, 2017
Fair Value:
Senior secured loans	$380,115	76.6%	$387,874	78.5%
Unitranche secured loans	45,976	9.3	40,295	8.2
Junior secured loans	38,578	7.8	38,549	7.8
LLC equity interest in SLF	16,333	3.3	9,640	1.9
Equity securities	15,032	3.0	17,780	3.6
Total	$496,034	100.0%	$494,138	100.0%

Our portfolio composition remained relatively consistent with December 31, 2017, with the largest shift in portfolio composition a result of the additional investments made in SLF during the three months ended March 31, 2018. The increase in contractual interest rates is primarily a result of general increases in LIBOR. The increase in effective yield was also influenced by discount amortization on our investment in Gibson Brands, Inc., which was purchased at a significant discount.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$5,000	1.0%	$5,000	1.0%
Banking, Finance, Insurance & Real Estate	60,526	12.2	61,407	12.4
Beverage, Food & Tobacco	17,566	3.5	17,770	3.6
Chemicals, Plastics & Rubber	10,461	2.1	8,860	1.8
Construction & Building	18,573	3.7	18,049	3.6
Consumer Goods: Durable	11,693	2.4	11,808	2.4
Consumer Goods: Non-Durable	29,768	6.0	26,546	5.4
Containers, Packaging & Glass	4,967	1.0	4,928	1.0
Energy: Oil & Gas	2,273	0.5	2,352	0.5
Environmental Industries	4,397	0.9	4,457	0.9
Healthcare & Pharmaceuticals	65,645	13.2	65,582	13.3
High Tech Industries	50,967	10.3	46,239	9.4
Hotels, Gaming & Leisure	33,241	6.7	42,744	8.6
Investment Funds & Vehicles	16,333	3.3	9,640	2.0
Media: Advertising, Printing & Publishing	23,048	4.6	23,264	4.7
Media: Broadcasting & Subscription	15,742	3.2	15,965	3.2
Media: Diversified & Production	5,006	1.0	5,006	1.0
Retail	35,157	7.1	39,815	8.1
Services: Business	34,152	6.9	33,732	6.8
Services: Consumer	21,463	4.3	21,474	4.3
Telecommunications	2,985	0.6	3,152	0.6
Utilities: Electric	2,797	0.6	2,792	0.6
Wholesale	24,274	4.9	23,556	4.8
Total	$496,034	100.0%	$494,138	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our board of directors (the ‘‘Board’’) reviews and affirms such ratings. A definition of the rating system follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2018 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,548	0.7%
2	406,650	82.0
3	51,139	10.3
4	30,508	6.2
5	4,189	0.8
Total	$496,034	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,445	0.7%
2	415,094	84.0
3	57,547	11.6
4	18,052	3.7
5	—	—
Total	$494,138	100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Total investment income	$14,950	$12,006
Total expenses	6,485	5,972
Net investment income	8,465	6,034
Net realized gain (loss) on investments	—	167
Net realized gain (loss) on foreign currency transactions	12	—
Net change in unrealized gain (loss) on investments	(6,645)	(3,631)
Net change in unrealized gain (loss) on secured borrowings	—	(1)
Net change in unrealized gain (loss) on foreign currency borrowings	(442)	—
Net increase (decrease) in net assets resulting from operations	$1,390	$2,569

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Interest income	$12,626	$10,388
Dividend income	435	250
Fee income	724	328
Prepayment gain (loss)	133	652
Accretion of discounts and amortization of premium	1,032	388
Total investment income	$14,950	$12,006

The increase in investment income of $2.9 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, is primarily due to an increase in average outstanding loan balances and an increase in the effective rate on the portfolio. The increase in the effective rate on the portfolio is driven in part by increases in underlying LIBOR rates as well as an increase in net accretion of discounts. These increases were partially offset by a decrease in prepayment gain (loss) as a result of a reduction in the volume of loan payoff activity. The increase in dividend income during the three months ended March 31, 2018, as compared to the prior year period, is driven by an increase in dividend income from our investment in SLF of $0.2 million.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Interest and other debt financing expenses	$2,706	$2,010
Base management fees	2,163	1,805
Incentive fees (1)	761	1,290
Professional fees	307	291
Administrative service fees	324	330
General and administrative expenses	176	209
Excise taxes	11	—
Directors’ fees	37	37
Total expenses	$6,485	$5,972

(1)	During the three months ended March 31, 2018 and 2017, no incentive fees were waived. Incentive fees during the three months ended March 31, 2018 were limited by $1.1 million due to the Incentive Fee Limitation. During the three months ended March 31, 2017, incentive fees were not limited. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Interest expense – revolving credit facility	$1,557	$1,345
Interest expense – SBA guaranteed debentures	868	406
Amortization of deferred financing costs	281	231
Interest expense – secured borrowings	—	21
Other	—	7
Total interest and other debt financing expenses	$2,706	$2,010

The increase in expenses of $0.5 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio, partially offset by a decrease in incentive fees due to the Incentive Fee Limitation during the three months ended March 31, 2018.

Net Realized Gain (Loss) on Investments and Foreign Currency Transactions

During the three months ended March 31, 2018 and 2017, we had sales of investments of zero and $2.1 million, respectively, resulting in zero and $0.2 million of net realized gains (losses), respectively.

During the three months ended March 31, 2018 and 2017, we had $12 thousand and zero of net realized gains on foreign currency transactions, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments, Secured Borrowings and Foreign Currency Borrowings

For the three months ended March 31, 2018 and 2017, our investments had ($6.6) million and ($3.6) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. The largest contributor to the net unrealized mark-to-market losses during the three months ended March 31, 2018 was our common equity ownership in Rockdale Blackhawk, LLC of ($2.3) million, and our debt investment in TPP Operating, Inc. of ($4.8) million.

For the three months ended March 31, 2018 and 2017, our secured borrowings had zero and ($1) thousand of net change in unrealized gain (loss), respectively.

For the three months ended March 31, 2018 and 2017, our foreign currency borrowings had ($442) thousand and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2018 and 2017, the net increase in net assets from operations was $1.4 million and $2.6 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.07 and $0.15, respectively. The $1.2 million decrease during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio partially offset by an increase in net investment income.

Liquidity and Capital Resources

As of March 31, 2018, we had $3.1 million in cash, $7.1 million in cash at MRCC SBIC, $125.6 million of total debt outstanding on our revolving credit facility and $112.8 million in outstanding SBA-guaranteed debentures. We had $74.4 million available for additional borrowings on our revolving credit facility and $2.2 million in available SBA-guaranteed debentures. See “Borrowings” below for additional information.

Cash Flows

For the three months ended March 31, 2018 and 2017, we experienced a net increase in cash and restricted cash of $3.0 million and $7.7 million, respectively. For the three months ended March 31, 2018, operating activities used $1.2 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. For the three months ended March 31, 2017, operating activities used $3.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the three months ended March 31, 2018, we generated $4.2 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders. During the three months ended March 31, 2017, we generated $11.1 million from financing activities primarily as a result of net proceeds from capital raises, borrowings on our revolving credit facility and SBA debentures, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On July 14, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. On July 21, 2017 our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of March 31, 2018 and December 31, 2017, we had 20,239,957 and 20,239,957 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On March 27, 2018, our Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective March 27, 2019.

Stock Issuances:  On July 1, 2016, we amended the ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) to replace MLV with FBR Capital Markets & Co. (‘‘FBR’’), an affiliate of MLV (the ‘‘Prior ATM Program’’). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the ‘‘ATM Program’’). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the three months ended March 31, 2017, we sold 113,600 shares at an average price of $15.70 per share for gross proceeds of $1.8 million under the Prior ATM program. Aggregate underwriters’ discounts and commissions were $27 thousand and offering costs were $21 thousand, resulting in net proceeds of approximately $1.7 million. There were no stock issuances during the three months ended March 31, 2018.

Borrowings

Revolving Credit Facility: As of March 31, 2018, we had U.S. dollar borrowings of $113.3 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($12.3 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency borrowings in our consolidated statements of operations and totaled ($0.4) million and zero for the three months ended March 31, 2018 and 2017, respectively. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. As of December 31, 2017, we had U.S. dollar borrowings of $105.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($11.9 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of March 31, 2018, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 3.00% (or 2.75% if our net worth (excluding investments in MRCC SBIC) exceeds $225.0 million) or at a daily rate equal to 2.00% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of March 31, 2018 and December 31, 2017, the outstanding borrowings were accruing at a weighted average interest rate of 4.6% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three months ended March 31, 2018 and 2017 was 4.6% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three months ended March 31, 2018 and 2017 was 0.5% and 0.5%, respectively.

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

See Recent Developments for additional disclosure regarding an amendment to the revolving credit facility which occurred on April 25, 2018.

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

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a ‘‘family of funds’’) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings. As we have other affiliated SBICs already in operation, MRCC SBIC was historically limited to a maximum of $40.0 million in borrowings. Pursuant to the increase in the family of funds limitation, we submitted a commitment application to the SBA and on April 13, 2016 we were approved for $75.0 million in additional SBA-guaranteed debentures for MRCC SBIC for a total of $115.0 million in available debentures.

As of March 31, 2018, MRCC SBIC had $57.6 million in leverageable capital and $112.8 million in SBA-guaranteed debentures outstanding. As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding. As of March 31, 2018, we have made all required leverageable capital contributions to MRCC SBIC in order to access the remaining $2.2 million in available SBA-guaranteed debentures.

As of March 31, 2018, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	3.2%		18,520
September 2028	3.3	%(1)	2,180
Total			$112,800

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the 200% asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the 200% asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (‘‘ASC’’) Topic 860 — Transfers and Servicing (‘‘ASC Topic 860’’) because these sales do not meet the definition of a ‘‘participating interest,’’ as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within ‘‘interest income’’ and the interest earned by the buyer in the partial loan sale is recorded within ‘‘interest and other debt financing expenses’’ in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there were no secured borrowings.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2018 and 2017, totaled $7.1 million ($0.35 per share) and $5.8 million ($0.35 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2018 and 2017, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

We have adopted an ‘‘opt out’’ dividend reinvestment plan (‘‘DRIP’’) for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically ‘‘opts out’’ of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

MRCC Senior Loan Fund I, LLC

We co-invest with NLV Financial Corporation (‘‘NLV’’) in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member, but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of March 31, 2018, we and NLV owned 50.0% and 50.0%, respectively, of the LLC equity interests. As of March 31, 2018, SLF had $100.0 million in commitments from its members (in the aggregate), of which $31.5 million was funded. As of December 31, 2017, we and NLV owned 50.0% and 50.0%, respectively, of the LLC equity interests. As of December 31, 2017, SLF had $100.0 million in commitments from its members (in the aggregate), of which $19.0 million was funded.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2018 allowed SLF SPV to borrow up to $100.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

As of March 31, 2018 and December 31, 2017, SLF had total assets at fair value of $60.5 million and $41.6 million, respectively. As of March 31, 2018 and December 31, 2017, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2018 and December 31, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $3.8 million and $2.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2018 and December 31, 2017 (in thousands):

	As of
	March 31, 2018	December 31, 2017
Senior secured loans (1)	58,207	29,438
Weighted average current interest rate on senior secured loans (2)	7.4%	7.1%
Number of borrowers in SLF	17	8

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total funded senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2018

(in thousands)

Portfolio Company(a)	Spread Above Index (b)	Interest Rate(b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
MTC Intermediate Holdco, Inc.	L+4.75%	6.63%	1/30/2023	5,000	$4,998
				5,000	4,998
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.38%	11/10/2022	4,973	4,973
US Salt, LLC	L+4.75%	6.63%	11/30/2023	3,500	3,500
				8,473	8,473
Chemicals, Plastics & Rubber
Loparex International B.V. (c)	L+4.25%	6.13%	4/09/2025	500	498
Peach State Labs, LLC, and Flow Polymers, LLC	L+6.25%	7.92%	6/30/2021	2,876	2,891
				3,376	3,389
Construction & Building
Fastener Acquisition, Inc. (c)	L+4.25%	6.13%	3/23/2025	1,333	1,338
				1,333	1,338
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.53%	9/09/2023	1,621	1,621
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.53%	9/09/2023	1,875	838
				3,496	2,459
Healthcare & Pharmaceuticals
LSCS Holdings, Inc. (c)	L+4.25%	6.40%	3/16/2025	2,800	2,786
LSCS Holdings, Inc. (Delayed Draw) (c) (d)	L+4.25%	6.40%	3/16/2025	700	—
Radiology Partners Holdings, LLC	L+5.75%	7.69%	12/04/2023	1,701	1,704
Radiology Partners Holdings, LLC (Delayed Draw) (d)	L+5.75%	7.69%	12/04/2023	1,170	396
				6,371	4,886
High Tech Industries
Gigamon, Inc.	L+4.50%	6.80%	12/19/2024	2,993	3,022
				2,993	3,022
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.86%	12/06/2024	6,983	6,950
				6,983	6,950
Services: Business
Engage2Excel, Inc.	L+6.50%	8.54%	3/07/2023	4,375	4,288
Engage2Excel, Inc. (Revolver) (d)	L+6.50%	8.21%	3/07/2023	545	98
Output Services Group, Inc. (c)	L+4.25%	6.13%	3/27/2024	4,145	4,166
Output Services Group, Inc. (Delayed Draw) (c) (d)	L+4.25%	6.13%	3/27/2024	855	—
				9,920	8,552
Services: Consumer
EWC Ventures, LLC	L+5.50%	7.17%	1/18/2023	3,350	3,358
LegalZoom.com, Inc.	L+4.50%	6.34%	11/21/2024	1,995	2,012
Zenith Merger Sub, Inc.	L+5.50%	7.80%	12/13/2023	3,741	3,741
				9,086	9,111
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.70%	12/28/2024	4,988	5,000
				4,988	5,000

TOTAL INVESTMENTS					$58,178

(a)	All investments are U.S. companies, except Loparex International B.V.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime Rate (‘‘Prime’’ or ‘‘P’’) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of March 31, 2018.
(d)	All or a portion of this commitment was unfunded as of March 31, 2018. Principal reflects the commitment outstanding.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands)

Portfolio Company(a)	Spread Above Index (b)	Interest Rate(b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/02/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/09/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/09/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/19/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/06/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime Rate (‘‘Prime’’ or ‘‘P’’) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

As of March 31, 2018 and December 31, 2017, we have committed to fund $50.0 million and $50.0 million of LLC equity interest subscriptions to SLF, respectively. As of March 31, 2018 and December 31, 2017, $15.8 million and $9.5 million of our LLC equity interest subscriptions to SLF had been called and contributed, respectively. For the three months ended March 31, 2018 and 2017, we received $ 0.2 million and zero dividend income from the SLF LLC equity interests, respectively.

Below is certain summarized financial information for SLF as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Assets
Investments, at fair value	$58,178	$29,126
Cash	858	12,504
Restricted cash	1,287	—
Receivable for open trades	48	—
Interest receivable	139	11
Total assets	$60,510	$41,641
Liabilities
Revolving credit facility	$20,297	$—
Less: Unamortized deferred financing costs	(1,310)	—
Total debt, less unamortized deferred financing costs	18,987	—
Payable for open trades	8,735	22,304
Interest payable	36	—
Accounts payable and accrued expenses	87	57
Total liabilities	27,845	22,361
Members’ capital	32,665	19,280
Total liabilities and members’ capital	$60,510	$41,641

	Three months ended
	March 31, 2018	March 31, 2017 (1)
Investment income:
Interest income	$780	$—
Total investment income	780	—
Expenses:
Interest and other debt financing expenses	44	—
Organizational costs	6	—
Professional fees	40	—
Total expenses	90	—
Net investment income (loss)	690	—
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	545	—
Net gain (loss) on investments	545	—
Net increase (decrease) in members’ capital	$1,235	$—

(1)	SLF commenced operations on November 14, 2017.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and ‘‘Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee’’ for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2018 and December 31, 2017, we had $36.6 million and $41.2 million, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, we had commitments up to $34.3 million and $40.5 million, respectively, to SLF, as of March 31, 2018 and December 31, 2017 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Market Trends

We have identified the following trends that may affect our business:

Target Market: We believe that small and middle-market companies in the U.S. with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

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

Recent Developments

On April 25, 2018, we entered into an amendment to our revolving credit agreement (the “Amendment”). The Amendment amends our revolving credit agreement to, among other things, (i) remove the pricing step-down related to our net worth to set the interest rate the revolving credit facility bears to the stepped-down interest rate of the one-month LIBOR plus 2.75%; (ii) increase the weighted average leverage ratio from 4.50:1 to 4.75:1; and (iii) add to the borrowing base on a limited basis investments structured based on loan-to-value metrics, with corresponding adjustments to the eligibility criteria and concentration limits.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period earned.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (‘‘LLC’’) and limited partnership (‘‘LP’’) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (‘‘EBITDA’’), cash flows, net income, revenues, or in limited cases, book value.

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

During the three months ended March 31, 2018 and March 31, 2017, we had a reduction in accrued capital gains incentive fees of zero and $0.2 million, respectively, primarily as a result of net declines in portfolio valuations during the period.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) (‘‘ASU 2014-09’’). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. We have adopted ASU 2014-09, and the adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (‘‘ASU 2016-01’’). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. We have adopted ASU 2016-01, and the adoption did not have a material impact on our consolidated financial statements for the periods presented.

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

Assuming that the consolidated statement of financial condition as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(1,145)	$(314)	$(831)
Up 100 basis points	4,558	1,256	3,302
Up 200 basis points	9,103	2,512	6,591
Up 300 basis points	13,648	3,768	9,880

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of March 31, 2018, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($12.3 million U.S. dollars) outstanding under the revolving credit facility.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 8, 2018	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 8, 2018	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

