Form 10-Q
period 2018-06-30
MONROE CAPITAL Corp
filed 2018-08-07
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$425,220	$425,747
Non-controlled affiliate company investments	54,322	58,751
Controlled affiliate company investments	18,693	9,640
Total investments, at fair value (amortized cost of: $522,734 and $507,580, respectively)	498,235	494,138
Cash	2,779	4,332
Restricted cash	4,252	2,867
Interest receivable	7,239	5,335
Other assets	1,098	760
Total assets	513,603	507,432

LIABILITIES
Debt:
Revolving credit facility	125,496	117,092
SBA debentures payable	115,000	109,520
Total debt	240,496	226,612
Less: Unamortized deferred financing costs	(4,462)	(4,670)
Total debt, less unamortized deferred financing costs	236,034	221,942
Interest payable	1,657	1,535
Management fees payable	2,202	2,064
Incentive fees payable	990	1,157
Accounts payable and accrued expenses	2,012	2,035
Total liabilities	242,895	228,733
Net assets	$270,708	$278,699

Commitments and contingencies (See Note 10)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized,
20,279 and 20,240 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	286,651	286,141
Undistributed net investment income (accumulated distributions in excess of net investment income)	8,907	6,707
Accumulated net realized gain (loss) on investments, secured borrowings and foreign currency transactions	(369)	(372)
Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign currency borrowings	(24,501)	(13,797)
Total net assets	$270,708	$278,699

Net asset value per share	$13.35	$13.77

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$11,788	$10,053	$23,751	$20,108
Non-controlled affiliate company investments	1,751	1,111	3,579	2,307
Controlled affiliate company investments	-	217	-	394
Total interest income	13,539	11,381	27,330	22,809
Dividend income:
Non-controlled/non-affiliate company investments	265	250	525	500
Controlled affiliate company investments	350	-	525	-
Total dividend income	615	250	1,050	500
Fee income:
Non-controlled/non-affiliate company investments	583	637	1,307	965
Non-controlled affiliate company investments	83	-	83	-
Total fee income	666	637	1,390	965
Total investment income	14,820	12,268	29,770	24,274

Operating expenses:
Interest and other debt financing expenses	2,836	2,184	5,542	4,194
Base management fees	2,202	1,903	4,365	3,708
Incentive fees	990	1,460	1,751	2,750
Professional fees	302	286	609	577
Administrative service fees	322	301	646	631
General and administrative expenses	225	259	401	468
Excise taxes	-	-	11	-
Directors’ fees	37	37	74	74
Expenses before incentive fee waiver	6,914	6,430	13,399	12,402
Incentive fee waiver	-	(250)	-	(250)
Total expenses, net of incentive fee waiver	6,914	6,180	13,399	12,152
Net investment income	7,906	6,088	16,371	12,122

Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings:
Net realized gain (loss):
Non-controlled/non-affiliate company investments	-	2,161	-	2,328
Secured borrowings	-	66	-	66
Foreign currency transactions	(9)	-	3	-
Net realized gain (loss)	(9)	2,227	3	2,394

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(515)	497	(680)	689
Non-controlled affiliate company investments	(4,157)	(7,192)	(11,080)	(9,356)
Controlled affiliate company investments	260	(575)	703	(2,234)
Secured borrowings	-	(5)	-	(6)
Foreign currency borrowings	795	(16)	353	(16)
Net change in unrealized gain (loss)	(3,617)	(7,291)	(10,704)	(10,923)

Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings	(3,626)	(5,064)	(10,701)	(8,529)

Net increase (decrease) in net assets resulting from operations	$4,280	$1,024	$5,670	$3,593

Per common share data:
Net investment income per share - basic and diluted	$0.39	$0.35	$0.81	$0.71
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.21	$0.06	$0.28	$0.21
Weighted average common shares outstanding - basic and diluted	20,244	17,369	20,242	16,984

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Undistributed net investment income (accumulated distributions in excess of net	Accumulated net realized gain (loss) on investments, secured borrowings and foreign	Accumulated net unrealized gain (loss) on investments, secured borrowings and foreign
	Number of shares	Par value	excess of par value	investment income)	currency transactions	currency borrowings	Total net assets
Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	-	-	-	12,122	2,394	(10,923)	3,593
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	-	-	-	52,221
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	34	-	525	(525)	-	-	-
Distributions from net investment income	-	-	-	(12,356)	-	-	(12,356)
Balances at June 30, 2017	20,240	$20	$286,269	$6,278	$2,981	$(11,240)	$284,308

Balances at December 31, 2017	20,240	$20	$286,141	$6,707	$(372)	$(13,797)	$278,699
Net increase (decrease) in net assets resulting from operations	-	-	-	16,371	3	(10,704)	5,670
Issuance of common stock, net of offering and underwriting costs	17	-	209	-	-	-	209
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	22	-	301	(301)	-	-	-
Distributions from net investment income	-	-	-	(13,870)	-	-	(13,870)
Balances at June 30, 2018	20,279	$20	$286,651	$8,907	$(369)	$(24,501)	$270,708

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,670	$3,593
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	11,057	10,901
Net change in unrealized (gain) loss on secured borrowings	-	6
Net change in unrealized (gain) loss on foreign currency borrowings	(353)	16
Net realized (gain) loss on investments	-	(2,328)
Net realized (gain) loss on secured borrowings	-	(66)
Net realized (gain) on foreign currency transactions	(3)	-
Payment-in-kind interest income	(656)	(1,018)
Payment-in-kind dividend income	(522)	-
Net accretion of discounts and amortization of premiums	(1,556)	(746)
Proceeds from principal payments and sales of investments	60,368	75,460
Purchases of investments	(72,788)	(114,898)
Amortization of deferred financing costs	596	486
Changes in operating assets and liabilities:
Interest receivable	(1,904)	(919)
Other assets	(338)	(2)
Interest payable	122	135
Management fees payable	138	154
Incentive fees payable	(167)	(12)
Accounts payable and accrued expenses	(23)	(203)
Net cash provided by (used in) operating activities	(359)	(29,441)

Cash flows from financing activities:
Borrowings on revolving credit facility	67,107	68,329
Repayments of revolving credit facility	(58,350)	(103,500)
SBA debentures borrowings	5,480	34,100
Payments of deferred financing costs	(388)	(1,182)
Repayments on secured borrowings	-	(1,254)
Proceeds from shares sold, net of offering and underwriting costs	209	52,221
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $301, and $525, respectively	(13,870)	(12,356)
Net cash provided by (used in) financing activities	188	36,358

Net increase (decrease) in Cash and Restricted Cash	(171)	6,917
Effect of foreign currency exchange rates	3	-
Cash and Restricted Cash, beginning of period (1)	7,199	8,331
Cash and Restricted Cash, end of period (2)	$7,031	$15,248

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,786	$3,473
Cash paid for excise taxes during the period	$91	$495

(1)	Represents cash and restricted cash of $4,332 and $2,867, respectively, from the consolidated statement of assets and liabilities as of December 31, 2017. Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016.

(2)	Represents cash and restricted cash of $2,779 and $4,252, respectively, from the consolidated statement of assets and liabilities as of June 30, 2018. Represents cash and restricted cash of $9,904 and $5,344, respectively, from the consolidated statement of assets and liabilities as of June 30, 2017.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	12.23%		2/24/2021	15,750	$15,745	$15,941	5.9%
HFZ Capital Group, LLC (e)	L+10.17%	12.31% Cash/ 0.17% PIK	(h)	10/20/2019	18,000	17,718	18,000	6.6%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.84%		11/10/2020	10,000	4,220	4,279	1.6%
PKS Holdings, LLC (e)	L+9.50%	11.48%		11/30/2022	1,778	1,622	1,720	0.6%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	11.48%		11/30/2022	80	-	-	0.0%
					45,608	39,305	39,940	14.7%
Beverage, Food & Tobacco
All Holding Company, LLC (i)	L+7.00%	9.09%		11/15/2021	5,259	5,187	5,131	1.9%
California Pizza Kitchen, Inc.	L+6.00%	8.10%		8/23/2022	6,878	6,818	6,750	2.5%
					12,137	12,005	11,881	4.4%
Capital Equipment
Hastings Manufacturing Company	L+8.25%	10.34%		4/24/2023	2,981	2,923	2,969	1.1%
Hastings Manufacturing Company (Delayed Draw) (f) (g)	L+8.25%	10.34%		4/24/2023	899	-	-	0.0%
					3,880	2,923	2,969	1.1%
Chemicals, Plastics & Rubber
Valudor Products LLC	L+7.50%	9.59%		6/18/2023	1,624	1,592	1,592	0.6%
Valudor Products LLC (j)	L+7.50%	9.59%		6/18/2023	211	205	205	0.1%
Valudor Products LLC (Revolver) (f)	L+7.50%	9.59%		6/18/2023	264	66	65	0.0%
					2,099	1,863	1,862	0.7%
Construction & Building
Cali Bamboo, LLC	L+7.00%	9.09%		7/10/2020	5,291	5,248	5,291	2.0%
Cali Bamboo, LLC (Revolver) (f)	L+7.00%	9.09%		7/10/2020	2,165	779	779	0.3%
Cornerstone Detention Products, Inc. (k)	L+11.83%	10.59% Cash/ 3.33% PIK	(l)	4/8/2019	3,434	3,422	3,434	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.59%		4/8/2019	1,000	200	200	0.1%
TRP Construction Group, LLC (i)	L+6.50%	8.59%		10/5/2022	7,960	7,820	7,948	2.9%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.59%		10/5/2022	2,133	-	-	0.0%
					21,983	17,469	17,652	6.6%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (i)	L+7.25%	9.34%		8/22/2022	11,550	11,352	11,533	4.3%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	9.34%		8/22/2022	2,400	-	-	0.0%
					13,950	11,352	11,533	4.3%
Consumer Goods: Non-Durable
Gibson Brands, Inc. (m)	n/a	8.88%	(n)	n/a	10,000	9,220	8,491	3.1%
Gibson Brands, Inc. (DIP Facility) (f)	L+9.00%	11.01%		2/1/2019	3,600	959	1,087	0.4%
Solaray, LLC	L+6.50%	8.82%		9/9/2023	3,247	3,222	3,247	1.2%
Solaray, LLC	L+6.50%	8.83%		9/9/2023	697	697	697	0.3%
					17,544	14,098	13,522	5.0%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.59% Cash/ 2.25% PIK	(o)	12/20/2019	2,271	2,265	2,234	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.59%		12/20/2019	313	-	-	0.0%
					2,584	2,265	2,234	0.8%
Environmental Industries
Synergy Environmental Corporation (i)	L+6.50%	8.59%		4/29/2021	2,972	2,925	2,972	1.1%
Synergy Environmental Corporation (i)	L+6.50%	8.59%		4/29/2021	497	489	497	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+6.50%	8.59%		4/29/2021	1,331	848	848	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.50%	8.59%		4/29/2021	671	47	47	0.0%
					5,471	4,309	4,364	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (e) (p)	L+8.00%	10.09%		9/13/2022	4,113	$4,041	$4,168	1.5%
American Optics Holdco, Inc. (Revolver) (e) (f) (p)	L+8.00%	10.09%		9/13/2022	440	-	-	0.0%
American Optics Holdco, Inc. (e) (p)	L+8.00%	10.09%		9/13/2022	756	743	767	0.3%
American Optics Holdco, Inc. (Revolver) (e) (f) (p)	L+8.00%	10.09%		9/13/2022	440	-	-	0.0%
Beaver-Visitec International Holdings, Inc.	L+5.00%	7.09%		8/19/2023	4,913	4,875	4,937	1.8%
Edge Systems Holdings Corp.	L+7.75%	10.06%		12/1/2021	3,341	3,292	3,402	1.3%
Edge Systems Holdings Corp. (Revolver) (f)	P+6.75%	11.75%		12/1/2021	260	49	49	0.0%
Familia Dental Group Holdings, LLC (i)	L+8.00%	10.09%		4/8/2021	5,156	5,105	5,208	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	10.09%		4/8/2021	496	496	501	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	10.09%		4/8/2021	573	344	344	0.1%
					20,488	18,945	19,376	7.1%
High Tech Industries
Corbett Technology Solutions, Inc. (i)	L+7.00%	9.09%		11/7/2021	5,051	4,994	5,102	1.9%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	9.09%		11/7/2021	867	412	412	0.2%
Energy Services Group, LLC	L+9.82%	11.92%		5/4/2022	4,505	4,456	4,550	1.7%
Energy Services Group, LLC (e) (q)	L+9.82%	10.82%		5/4/2022	5,359	5,309	5,386	2.0%
Energy Services Group, LLC	L+9.82%	11.92%		5/4/2022	1,282	1,266	1,295	0.5%
Newforma, Inc. (i)	L+7.50%	9.83%		6/30/2022	14,888	14,701	15,036	5.6%
Newforma, Inc. (Revolver) (f)	L+7.50%	9.83%		6/30/2022	1,250	-	-	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.00%	9.09%		12/12/2022	3,483	3,420	3,531	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+7.00%	9.09%		12/12/2022	2,333	-	-	0.0%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.00%	9.09%		12/12/2022	233	-	-	0.0%
RPL Bidco Limited (e) (p) (q)	L+7.50%	8.12%		11/9/2023	14,264	14,101	14,363	5.3%
RPL Bidco Limited (e) (f) (p) (q)	L+7.50%	8.12%		11/9/2023	2,113	-	-	0.0%
RPL Bidco Limited (Revolver) (e) (f) (p) (q)	L+7.50%	8.12%		11/9/2023	528	-	-	0.0%
					56,156	48,659	49,675	18.5%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	8.81%		8/31/2022	2,573	2,533	2,601	1.0%
TRG, LLC	L+12.10%	9.48% Cash/ 4.60% PIK	(r)	3/31/2021	17,114	17,016	18,295	6.7%
TRG, LLC (CapEx) (f)	L+9.50%	9.48% Cash/ 2.00% PIK		3/31/2021	1,643	1,353	1,455	0.5%
TRG, LLC (Revolver) (f)	L+9.50%	11.48%		3/31/2021	262	131	140	0.1%
					21,592	21,033	22,491	8.3%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+10.50%	12.48%		12/22/2021	4,813	4,800	4,798	1.8%
Atlas Sign Industries of FLA, LLC (i)	L+9.50%	11.59%		5/14/2023	3,500	3,305	3,385	1.2%
Destination Media, Inc. (i)	L+6.50%	8.59%		4/7/2022	7,466	7,377	7,555	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	8.59%		4/7/2022	542	-	-	0.0%
MC Sign Lessor Corp.	L+7.00%	8.98%		12/22/2022	9,975	9,792	10,175	3.8%
MC Sign Lessor Corp. (Delayed Draw) (f) (g)	L+7.00%	8.98%		12/22/2022	2,083	-	-	0.0%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.98%		12/22/2022	625	417	417	0.2%
					29,004	25,691	26,330	9.8%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	11.59%		12/17/2020	10,492	10,346	10,492	3.9%
					10,492	10,346	10,492	3.9%
Retail
Bluestem Brands, Inc.	L+7.50%	9.59%		11/6/2020	2,517	2,503	1,661	0.6%
Forman Mills, Inc. (i)	L+7.50%	9.59%		10/4/2021	8,436	8,318	8,373	3.1%
LuLu’s Fashion Lounge, LLC	L+7.00%	9.09%		8/28/2022	4,719	4,597	4,813	1.8%
The Worth Collection, Ltd. (i)	L+8.50%	10.59%		9/29/2021	10,588	10,438	9,296	3.4%
Yandy Holding, LLC	L+11.00%	13.09%		9/30/2019	4,202	4,183	4,168	1.5%
Yandy Holding, LLC (Revolver) (f)	L+11.00%	13.09%		9/30/2019	907	-	-	0.0%
					31,369	30,039	28,311	10.4%
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.09%		6/30/2022	5,000	4,917	5,008	1.8%
Burroughs, Inc. (i)	L+7.50%	9.48%		12/22/2022	5,963	5,879	5,721	2.1%
Burroughs, Inc. (Revolver)	L+7.50%	9.48%		12/22/2022	750	750	720	0.3%
Curion Holdings, LLC (i)	L+7.00%	9.09%		5/2/2022	3,835	3,789	3,775	1.4%
Curion Holdings, LLC (Revolver) (f)	L+7.00%	9.09%		5/2/2022	308	77	76	0.0%
EB Employee Solutions, LLC (i)	L+8.00%	10.09%		2/28/2019	3,146	3,130	3,111	1.1%
First Call Resolution, LLC (i)	L+7.00%	8.98%		9/22/2022	4,122	4,070	4,205	1.6%
Madison Logic, Inc. (i)	L+8.00%	10.09%		11/30/2021	10,064	9,916	10,064	3.7%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	10.09%		11/30/2021	988	-	-	0.0%
					34,176	32,528	32,680	12.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Services: Consumer
PeopleConnect Intermediate, LLC	L+6.50%	8.81%		7/1/2020		4,420	$4,413	$4,420	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	14.81%		7/1/2020		4,710	4,678	4,698	1.7%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+9.50%	11.81%		7/1/2020		236	118	118	0.0%
						9,366	9,209	9,236	3.3%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	8.17%		8/31/2023		2,782	2,760	2,785	1.0%
						2,782	2,760	2,785	1.0%
Utilities: Water
RedZone Robotics, Inc.	L+6.75%	8.84%		6/4/2023		951	932	932	0.3%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	8.84%		6/4/2023		158	-	-	0.0%
						1,109	932	932	0.3%
Wholesale
Mid-West Wholesale Hardware Co. (i)	L+8.00%	10.09%		2/9/2022		16,484	16,224	16,502	6.1%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	10.09%		2/9/2022		4,421	2,211	2,211	0.8%
Nearly Natural, Inc. (i)	L+7.00%	9.33%		12/15/2022		6,965	6,839	7,056	2.6%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	9.33%		12/15/2022		1,522	-	-	0.0%
						29,392	25,274	25,769	9.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						371,182	331,005	334,034	123.3%

Unitranche Secured Loans (s)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (i)	L+6.00%	8.09%		6/23/2022		10,477	10,344	10,445	3.9%
MFG Chemical, LLC (Delayed Draw) (f) (g)	L+6.00%	8.09%		6/23/2022		1,135	-	-	0.0%
						11,612	10,344	10,445	3.9%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	8.84%		4/30/2023		4,000	3,961	4,018	1.5%
						4,000	3,961	4,018	1.5%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (t)	L+9.06%	10.58% Cash/ 0.56% PIK	(u)	6/30/2019		13,803	13,690	13,307	4.9%
Incipio Technologies, Inc. (v)	L+8.50%	10.58%		6/30/2019		3,613	3,613	3,613	1.3%
						17,416	17,303	16,920	6.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.59%		n/a	(w)	6,120	6,085	5,970	2.2%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK		n/a	(w)	299	299	299	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	12.09%		n/a	(w)	200	192	200	0.1%
Priority Ambulance, LLC (i)	L+6.50%	8.83%		4/12/2022		9,258	9,107	9,272	3.5%
Priority Ambulance, LLC	L+6.50%	8.83%		4/12/2022		674	674	674	0.2%
						16,551	16,357	16,415	6.1%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.59%		12/31/2021		3,914	3,914	3,687	1.4%
						3,914	3,914	3,687	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						53,493	51,879	51,485	19.1%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	11.81%		5/8/2019		8,594	8,441	8,357	3.1%
						8,594	8,441	8,357	3.1%
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	10.06%		7/3/2021		5,792	5,792	5,459	2.0%
						5,792	5,792	5,459	2.0%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (x)	n/a	10.70% PIK	(n)	12/31/2020		3,766	-	1,143	0.4%
Incipio Technologies, Inc. (y)	n/a	10.70% PIK	(n)	12/31/2020		7,194	-	-	0.0%
						10,960	-	1,143	0.4%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00%	(z)	9/15/2021		392	390	382	0.2%
Micro Holdings Corp.	L+7.50%	9.59%		8/18/2025		3,000	2,972	3,032	1.1%
						3,392	3,362	3,414	1.3%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	9.32%		8/3/2025		4,500	$4,457	$4,511	1.7%
						4,500	4,457	4,511	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	10.25%		5/27/2022		5,000	4,951	5,006	1.8%
						5,000	4,951	5,006	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	13.33%		3/31/2020		625	622	625	0.2%
						625	622	625	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						38,863	27,625	28,515	10.5%

Equity Securities (aa) (ab)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase 14,247 class A preferred units) (e)	-	-	(ac)	11/30/2027		-	116	107	0.0%
							116	107	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	-	-	(ac)	-		-	501	478	0.2%
							501	478	0.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	-	-	(ac)	12/27/2022		-	-	172	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	-	-	(ac)	12/31/2027		-	-	-	0.0%
							-	172	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	-	-	(ac)	-		-	2,413	842	0.3%
							2,413	842	0.3%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	-	-	(ac)	-		-	200	31	0.0%
							200	31	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	-	-	(ac)	-		-	129	156	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase 0.8% of the equity)	-	-	(ac)	-		-	125	125	0.0%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (e) (p)	-	-	(ac)	9/18/2025		-	-	219	0.1%
							254	500	0.2%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	-	-		-		-	86	125	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	-	-		-		-	1	-	0.0%
							87	125	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	-	-	(ac)	-		-	395	414	0.2%
							395	414	0.2%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	-	12.00% PIK		-		-	8,889	8,346	3.1%
							8,889	8,346	3.1%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	-	-	(ac)	-		-	152	171	0.1%
							152	171	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							13,007	11,186	4.1%
Total Non-Controlled/Non-Affiliate Company Investments							$423,516	$425,220	157.0%

Non-Controlled Affiliate Company Investments (ad)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	12.09%		7/22/2019		7,333	7,283	7,315	2.7%
American Community Homes, Inc.	L+14.50%	12.09% Cash/ 4.50% PIK		7/22/2019		4,345	4,320	4,330	1.6%
American Community Homes, Inc.	L+14.50%	12.09% Cash/ 4.50% PIK		n/a	(w)	555	550	555	0.2%
American Community Homes, Inc.	L+10.00%	12.09%		7/22/2019		444	437	444	0.2%
American Community Homes, Inc.	L+14.50%	12.09% Cash/ 4.50% PIK		7/22/2019		234	230	233	0.1%
American Community Homes, Inc. (Delayed Draw)(f) (g)	L+10.00%	12.09%		7/22/2019		444	-	-	0.0%
American Community Homes, Inc. (Delayed Draw)(f) (g)	L+14.50%	12.09% Cash/ 4.50% PIK		7/22/2019		222	-	-	0.0%
						13,577	12,820	12,877	4.8%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Consumer Goods: Non-Durable
Millennial Brands LLC	n/a	12.00% PIK	(n)	8/29/2019	1,157	$1,157	$-	0.0%
Millennial Brands LLC	n/a	15.00% PIK	(n)	8/29/2019	422	416	-	0.0%
Millennial Brands LLC	n/a	17.00% PIK	(n)	9/30/2018	235	235	-	0.0%
Millennial Brands LLC	n/a	16.50% PIK	(n)	8/29/2019	550	534	188	0.1%
					2,364	2,342	188	0.1%
Containers, Packaging & Glass
Summit Container Corporation (i)	L+8.00%	10.09%		1/6/2021	3,629	3,626	3,495	1.3%
Summit Container Corporation (Revolver) (f) (i)	L+8.00%	10.09%		1/6/2021	5,500	4,887	4,887	1.8%
					9,129	8,513	8,382	3.1%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC	L+13.00%	15.09%		3/31/2020	10,923	10,465	12,753	4.7%
Rockdale Blackhawk, LLC (Capex)	L+13.00%	15.09%		3/31/2020	549	549	641	0.2%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	15.09%		3/31/2020	1,849	1,849	2,159	0.8%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	15.09%		3/31/2020	3,236	3,236	3,778	1.4%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	15.09%		3/31/2020	2,288	2,288	2,672	1.0%
SHI Holdings, Inc. (i)	L+10.25%	12.34%		7/10/2019	2,611	2,601	2,611	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	12.34%		7/10/2019	3,136	2,833	2,839	1.0%
					24,592	23,821	27,453	10.1%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.09% PIK		9/12/2019	4,463	4,441	3,903	1.4%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+11.50%	13.59%		9/12/2019	1,059	624	622	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.09% PIK		9/12/2019	206	206	180	0.1%
TPP Operating, Inc.	n/a	n/a	(n)	11/8/2018	9,370	9,330	-	0.0%
TPP Operating, Inc.	n/a	n/a	(n)	11/8/2018	7,671	7,629	-	0.0%
TPP Operating, Inc.	n/a	n/a	(n)	11/8/2018	4,336	4,289	-	0.0%
					27,105	26,519	4,705	1.7%
Total Non-Controlled Affiliate Senior Secured Loans					76,767	74,015	53,605	19.8%

Junior Secured Loans
Consumer Goods: Non-Durable
Millennial Brands LLC	n/a	15.00% PIK	(n)	5/1/2020	2,011	2,011	-	0.0%
					2,011	2,011	-	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					2,011	2,011	-	0.0%

Equity Securities (ab)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	-	-	(ac)	10/9/2024	-	-	161	0.1%
						-	161	0.1%
Consumer Goods: Non-Durable
Millennial Brands LLC (10 preferred units)	n/a	15.00% PIK	(n)	-	-	967	-	0.0%
Millennial Brands LLC (75,502 common units)	-	-	(ac)	-	-	-	-	0.0%
						967	-	0.0%

Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	-	-	(ac)	-	-	-	-	0.0%
						-	-	0.0%
Healthcare & Pharmaceuticals
Rockdale Blackhawk, LLC - LLC Units (22.65% of the LLC interest)	-	-	(ac)	-	-	1,093	-	0.0%
SHI Holdings, Inc. (24 shares of common stock)	-	-	(ac)	-	-	27	556	0.2%
						1,120	556	0.2%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	-	-	(ac)	-	-	-	-	0.0%
TPP Operating, Inc. (24 shares of common stock)	-	-	(ac)	-	-	1,953	-	0.0%
TPP Operating, Inc. (16 shares of common stock) (ae)	-	-	(ac)	-	-	1,302	-	0.0%
						3,255	-	0.0%
Total Non-Controlled Affiliate Equity Securities						5,342	717	0.3%
Total Non-Controlled Affiliate Company Investments						$81,368	$54,322	20.1%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Controlled Affiliate Company Investments (af)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (e)	-	-	-	-	$17,850	$18,693	6.9%
Total Controlled Affiliate Equity Securities					17,850	18,693	6.9%
Total Controlled Affiliate Company Investments					$17,850	$18,693	6.9%

TOTAL INVESTMENTS					$522,734	$498,235	184.0%

(a) All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.

(b) The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.

(c) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(d) Percentages are based on net assets of $270,708 as of June 30, 2018.

(e) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2018, non-qualifying assets totaled 16.31% of the Company’s total assets.

(f) All or a portion of this commitment was unfunded at June 30, 2018. As such, interest is earned only on the funded portion of this commitment.

(g) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(h) The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.

(i) All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(j) This investment represents a note convertible to preferred shares of the borrower.

(k) A portion of this loan (principal of $2,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(l) A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.

(m) This investment represents a senior secured note that is traded in the secondary bond market.

(n) This position was on non-accrual status as of June 30, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(o) The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.

(p) This is an international company.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2018

(in thousands, except for shares and units)

(q) This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

(r) A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.60% per annum.

(s) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(t) A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(u) The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.56% per annum.

(v) A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(w) This is a demand note with no stated maturity.

(x) A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(y) A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(z) This loan is subject to a prime rate cap of 1.10%.

(aa) Represents less than 5% ownership of the portfolio company’s voting securities.

(ab) Ownership of certain equity investments may occur through a holding company or partnership.

(ac) Represents a non-income producing security.

(ad) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(ae) This investment is held in a wholly owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP Operating, Inc. See Note 5 in the accompanying notes to the consolidated financial statements for additional information.

(af) As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	11.61%	2/24/2021	15,750	$15,415	$15,654	5.6%
HFZ Capital Group, LLC (e)	L+10.00%	11.36%	10/20/2019	18,000	17,613	17,991	6.5%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.32%	11/10/2020	10,000	4,212	4,268	1.5%
PKS Holdings, LLC (e)	L+9.50%	10.85%	11/30/2022	1,800	1,640	1,719	0.6%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	10.85%	11/30/2022	80	—	—	0.0%
				45,630	38,880	39,632	14.2%
Beverage, Food & Tobacco
All Holding Company, LLC (h)	L+7.00%	8.57%	11/15/2021	5,328	5,246	5,368	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.57%	8/23/2022	6,913	6,850	6,791	2.5%
				12,241	12,096	12,159	4.4%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.57%	7/10/2020	5,319	5,266	5,319	1.9%
Cali Bamboo, LLC (Revolver) (f)	L+8.00%	9.57%	7/10/2020	2,165	1,039	1,039	0.4%
Cornerstone Detention Products, Inc. (i)	L+11.83%	10.07% Cash/ 3.33% PIK (j)	4/8/2019	3,521	3,501	3,500	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.07%	4/8/2019	400	200	199	0.1%
TRP Construction Group, LLC (h)	L+6.50%	8.07%	10/5/2022	8,000	7,845	7,992	2.9%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.07%	10/5/2022	2,134	—	—	0.0%
				21,539	17,851	18,049	6.6%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (h)	L+7.25%	8.82%	8/22/2022	11,850	11,625	11,808	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	8.82%	8/22/2022	2,400	—	—	0.0%
				14,250	11,625	11,808	4.2%
Consumer Goods: Non-Durable
Gibson Brands, Inc. (k)	8.88%	8.88%	8/1/2018	10,000	8,664	8,435	3.0%
Solaray, LLC	L+6.50%	8.02%	9/9/2023	3,264	3,236	3,264	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	8.19%	9/9/2023	699	699	699	0.3%
				13,963	12,599	12,398	4.5%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.07% Cash/ 2.25% PIK (l)	12/20/2019	2,386	2,372	2,352	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.07%	12/20/2019	313	—	—	0.0%
				2,699	2,372	2,352	0.8%
Environmental Industries
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	3,011	2,958	3,036	1.1%
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	504	495	508	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+8.00%	9.57%	4/29/2018	1,342	859	866	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.57%	4/29/2021	671	47	47	0.0%
				5,528	4,359	4,457	1.6%

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.86%	12/22/2021	4,906	$4,824	$4,937	1.8%
Destination Media, Inc. (h)	L+6.50%	8.07%	4/7/2022	7,850	7,747	7,991	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	8.07%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	8.53%	12/22/2022	10,000	9,801	9,800	3.5%
MC Sign Lessor Corp. (Delayed Draw) (f) (g)	L+7.00%	8.53%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.53%	12/22/2022	625	146	146	0.1%
				26,006	22,518	22,874	8.2%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	11.07%	12/17/2020	11,443	11,256	11,443	4.1%
				11,443	11,256	11,443	4.1%
Retail
Bluestem Brands, Inc.	L+7.50%	9.07%	11/6/2020	2,597	2,581	1,829	0.7%
Forman Mills, Inc. (h)	L+7.50%	9.07%	10/4/2021	8,479	8,345	8,441	3.0%
LuLu’s Fashion Lounge, LLC	L+7.00%	8.57%	8/28/2022	4,906	4,767	5,004	1.8%
The Worth Collection, Ltd. (h)	L+8.50%	10.07%	9/29/2021	10,587	10,421	9,206	3.3%
Yandy Holding, LLC	L+9.00%	10.57%	9/30/2019	4,508	4,480	4,366	1.6%
Yandy Holding, LLC (Revolver) (f)	L+9.00%	10.57%	9/30/2019	907	106	102	0.0%
				31,984	30,700	28,948	10.4%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.57%	6/30/2022	5,000	4,908	5,025	1.8%
Burroughs, Inc. (h)	L+7.50%	9.03%	12/22/2022	6,000	5,910	5,910	2.2%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.07%	12/22/2022	750	75	75	0.0%
Curion Holdings, LLC (h)	L+7.00%	8.57%	5/2/2022	3,884	3,832	3,841	1.4%
Curion Holdings, LLC (Revolver) (f)	L+7.00%	8.57%	5/2/2022	308	77	76	0.0%
EB Employee Solutions, LLC (h)	L+8.50%	10.07%	2/28/2019	3,195	3,168	3,115	1.1%
First Call Resolution, LLC (h)	L+7.00%	8.36%	9/22/2022	5,000	4,916	5,002	1.8%
Madison Logic, Inc. (h)	L+8.00%	9.57%	11/30/2021	10,237	10,069	10,289	3.7%
Madison Logic, Inc. (Delayed Draw) (f) (g)	L+8.00%	9.57%	11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.57%	11/30/2021	988	—	—	0.0%
				40,180	32,955	33,333	12.0%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+6.50%	7.84%	7/1/2020	4,518	4,462	4,538	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+12.50%	13.84%	7/1/2020	4,759	4,697	4,756	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	L+9.50%	11.10%	8/11/2020	236	118	118	0.0%
				9,513	9,277	9,412	3.4%
Telecommunications
Peerless Network, Inc. (h)	L+9.25%	9.86% Cash/ 0.75% PIK (r)	12/11/2020	3,139	3,089	3,152	1.1%
				3,139	3,089	3,152	1.1%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	7.19%	8/31/2023	2,782	2,759	2,792	1.0%
				2,782	2,759	2,792	1.0%
Wholesale
Mid-West Wholesale Hardware Co. (h)	L+8.00%	9.57%	2/9/2022	16,568	16,277	16,544	5.9%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	9.57%	2/9/2022	4,421	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Nearly Natural, Inc. (h)	L+7.00%	8.59%		12/15/2022	7,000	$6,861	$6,860	2.5%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	8.59%		12/15/2022	1,522	—	—	0.0%
					29,511	23,138	23,404	8.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					378,116	332,406	335,935	120.6%
Unitranche Secured Loans (ab)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (h)	L+6.00%	7.57%		6/23/2022	8,856	8,734	8,860	3.2%
					8,856	8,734	8,860	3.2%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (s)	L+7.75%	9.32%		12/26/2019	12,209	12,063	11,769	4.2%
					12,209	12,063	11,769	4.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.07%		4/27/2018	6,120	6,076	5,912	2.1%
Collaborative Neuroscience Network, LLC	L+15.00%	12.00% Cash/ 3.00% PIK		4/27/2018	295	295	295	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.57%		4/27/2018	200	191	195	0.1%
Priority Ambulance, LLC (h)	L+6.50%	8.19%		4/12/2022	9,258	9,088	9,309	3.4%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	8.19%		4/12/2022	677	—	—	0.0%
					16,550	15,650	15,711	5.7%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.07%		12/31/2021	4,214	4,214	3,955	1.4%
					4,214	4,214	3,955	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					41,829	40,661	40,295	14.5%
Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.38%		8/2/2022	5,000	4,943	5,000	1.8%
					5,000	4,943	5,000	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	10.98%		5/8/2019	8,594	8,361	8,336	3.0%
					8,594	8,361	8,336	3.0%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.08%		7/3/2021	5,792	5,792	5,611	2.0%
					5,792	5,792	5,611	2.0%
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	9.75%		7/31/2024	3,000	2,956	3,034	1.1%
					3,000	2,956	3,034	1.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00	% (ac)	9/15/2021	394	392	386	0.1%
Micro Holdings Corp.	L+7.50%	9.09%		8/18/2025	3,000	2,971	3,021	1.1%
					3,394	3,363	3,407	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	8.71%		8/3/2025	4,500	4,456	4,522	1.6%
					4,500	4,456	4,522	1.6%

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Controlled Affiliate Company Investments (aa)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (e)	—	—	—	—	$9,500	$9,640	3.5%
Total Controlled Affiliate Equity Securities					9,500	9,640	3.5%
Total Controlled Affiliate Company Investments					$9,500	$9,640	3.5%
TOTAL INVESTMENTS					$507,580	$494,138	177.3%

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $278,699 as of December 31, 2017.
(e)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, non-qualifying assets totaled 13.13% of the Company’s total assets excluding prepaid expenses.
(f)	All or a portion of this commitment was unfunded at December 31, 2017. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(i)	A portion of this loan (principal of $2,113) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(j)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(k)	This investment represents a senior secured note that is traded in the secondary bond market.
(l)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(m)	This is an international company.
(n)	This term loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(o)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.92% per annum.
(p)	A portion of this loan (principal of $4,099) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

(q)	A portion of the PIK interest rate for Vacation Innovations, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 1.81% per annum.
(r)	The PIK portion of the interest rate for Peerless Network, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.75% per annum.
(s)	A portion of this loan (principal of $4,477) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(t)	Represents less than 5% ownership of the portfolio company’s voting securities.
(u)	Ownership of certain equity investments may occur through a holding company or partnership.
(v)	Represents a non-income producing security.
(w)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(x)	This is a demand note with no stated maturity.
(y)	This position was on non-accrual status as of December 31, 2017, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(z)	This investment is held in a wholly owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. See Note 5 in the accompanying notes to the consolidated financial statements for additional information.
(aa)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(ab)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(ac)	This term loan is subject to a prime rate cap of 1.10%.

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2018, MRCC SBIC had $57,624 in leverageable capital and $115,000 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Consolidation

As permitted under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, MRCC Holding Company I, LLC, MRCC Holding Company II, LLC, and MRCC Holding Company III, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2018, the Company received return of capital distributions from the Company’s investment in LLC equity interest in SLF of zero and $9,500, respectively. For the three and six months ended June 30, 2017, the Company did not receive return of capital distributions from the Company’s investment in LLC equity interest in SLF, as the Company did not make its investment in SLF until November 2017.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,140 and $8,005 as of June 30, 2018 and December 31, 2017, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2018 totaled $623 and $939, respectively. For the three and six months ended June 30, 2017, upfront loan origination and closing fees received totaled $1,287 and $1,977, respectively. For the three and six months ended June 30, 2018, interest income included $524 and $1,556 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and six months ended June 30, 2017, interest income included $358 and $746 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and six months ended June 30, 2018, interest income included $312 and $445 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and six months ended June 30, 2017, interest income included $322 and $974 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and six months ended June 30, 2018, interest income included $327 and $656 of PIK interest, respectively. For the three and six months ended June 30, 2017, interest income included $405 and $1,018 of PIK interest, respectively. For the three and six months ended June 30, 2018, dividend income included $265 and $525 of PIK dividends, respectively. For the three and six months ended June 30, 2017, dividend income did not include PIK dividends. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $9,822 and $8,516 at June 30, 2018 and December 31, 2017, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2018 and December 31, 2017, the Company had unamortized deferred financing costs of $4,462 and $4,670, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2018 was $315 and $596, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2017 was $255 and $486, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Offering costs are charged against the proceeds from equity offerings within the consolidated statements of changes in net assets. As of June 30, 2018 and December 31, 2017, other assets on the consolidated statements of assets and liabilities included $537 and $494, respectively, of deferred offering costs which will be charged against the proceeds from future equity offerings when received.

Investments Denominated in Foreign Currency

As of June 30, 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2018, zero and $11, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. For the three and six months ended June 30, 2017, zero and zero, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of June 30, 2018 and December 31, 2017, payables for excise taxes of zero and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2018. The 2014 through 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2018.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2018		December 31, 2017
Amortized Cost:
Senior secured loans	$405,020	77.5%	$399,770	78.8%
Unitranche secured loans	51,879	9.9	40,661	8.0
Junior secured loans	29,636	5.7	40,449	8.0
LLC equity interest in SLF	17,850	3.4	9,500	1.8
Equity securities	18,349	3.5	17,200	3.4
Total	$522,734	100.0%	$507,580	100.0%

	June 30, 2018		December 31, 2017
Fair Value:
Senior secured loans	$387,639	77.8%	$387,874	78.5%
Unitranche secured loans	51,485	10.3	40,295	8.2
Junior secured loans	28,515	5.7	38,549	7.8
LLC equity interest in SLF	18,693	3.8	9,640	1.9
Equity securities	11,903	2.4	17,780	3.6
Total	$498,235	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2018		December 31, 2017
Amortized Cost:
International	$18,885	3.6%	$13,858	2.7%
Midwest	98,704	18.9	91,160	18.0
Northeast	149,107	28.5	142,742	28.1
Southeast	83,066	15.9	84,108	16.6
Southwest	58,746	11.2	59,335	11.7
West	114,226	21.9	116,377	22.9
Total	$522,734	100.0%	$507,580	100.0%

	June 30, 2018		December 31, 2017
Fair Value:
International	$19,517	3.9%	$14,632	3.0%
Midwest	99,399	20.0	90,399	18.3
Northeast	149,899	30.1	143,942	29.1
Southeast	82,459	16.5	85,293	17.3
Southwest	36,904	7.4	47,968	9.7
West	110,057	22.1	111,904	22.6
Total	$498,235	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2018		December 31, 2017
Amortized Cost:
Aerospace & Defense	$—	—%	$4,943	1.0%
Banking, Finance, Insurance & Real Estate	60,682	11.6	60,519	11.9
Beverage, Food & Tobacco	17,797	3.4	17,888	3.5
Capital Equipment	2,923	0.6	—	—
Chemicals, Plastics & Rubber	12,708	2.4	8,734	1.7
Construction & Building	17,469	3.4	17,851	3.5
Consumer Goods: Durable	15,313	2.9	11,625	2.3
Consumer Goods: Non-Durable	36,721	7.0	29,982	5.9
Containers, Packaging & Glass	8,513	1.6	5,084	1.0
Energy: Oil & Gas	2,265	0.4	2,372	0.5
Environmental Industries	4,309	0.8	4,359	0.9
Healthcare & Pharmaceuticals	60,243	11.5	59,613	11.7
High Tech Industries	54,434	10.4	46,124	9.1
Hotels, Gaming & Leisure	25,147	4.8	41,924	8.2
Investment Funds & Vehicles	17,850	3.4	9,500	1.9
Media: Advertising, Printing & Publishing	25,945	5.0	22,647	4.5
Media: Broadcasting & Subscription	14,803	2.8	15,712	3.1
Media: Diversified & Production	4,951	1.0	4,947	1.0
Retail	59,900	11.5	60,005	11.8
Services: Business	32,923	6.3	33,350	6.6
Services: Consumer	18,720	3.6	21,263	4.2
Telecommunications	—	—	3,089	0.6
Utilities: Electric	2,760	0.5	2,759	0.5
Utilities: Water	932	0.2	—	—
Wholesale	25,426	4.9	23,290	4.6
Total	$522,734	100.0%	$507,580	100.0%

	June 30, 2018		December 31, 2017
Fair Value:
Aerospace & Defense	$—	—%	$5,000	1.0%
Banking, Finance, Insurance & Real Estate	61,442	12.3	61,407	12.4
Beverage, Food & Tobacco	17,340	3.5	17,770	3.6
Capital Equipment	2,969	0.6	—	—
Chemicals, Plastics & Rubber	12,785	2.6	8,860	1.8
Construction & Building	17,652	3.5	18,049	3.7
Consumer Goods: Durable	15,551	3.1	11,808	2.4
Consumer Goods: Non-Durable	31,773	6.4	24,717	5.0
Containers, Packaging & Glass	8,382	1.7	4,928	1.0
Energy: Oil & Gas	2,234	0.4	2,352	0.5
Environmental Industries	4,364	0.9	4,457	0.9
Healthcare & Pharmaceuticals	63,972	12.8	65,582	13.3
High Tech Industries	53,931	10.8	46,239	9.4
Hotels, Gaming & Leisure	26,209	5.3	42,744	8.6
Investment Funds & Vehicles	18,693	3.8	9,640	2.0
Media: Advertising, Printing & Publishing	26,830	5.4	23,264	4.7
Media: Broadcasting & Subscription	15,003	3.0	15,965	3.2
Media: Diversified & Production	5,006	1.0	5,006	1.0
Retail	33,141	6.6	41,644	8.4
Services: Business	33,094	6.6	33,732	6.8
Services: Consumer	18,207	3.7	21,474	4.3
Telecommunications	—	—	3,152	0.6
Utilities: Electric	2,785	0.6	2,792	0.6
Utilities: Water	932	0.2	—	—
Wholesale	25,940	5.2	23,556	4.8
Total	$498,235	100.0%	$494,138	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (“NLV”), in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from NLV. SLF may cease making new investments upon notification of either member, but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board of members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both June 30, 2018 and December 31, 2017, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2018, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $35,700 was funded. As of December 31, 2017, SLF had $100,000 in commitments from its members (in the aggregate), of which $19,000 was funded.

As of both June 30, 2018 and December 31, 2017, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of June 30, 2018 and December 31, 2017, $17,850 and $9,500 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and six months ended June 30, 2018, the Company received $350 and $525 dividend income from the SLF LLC equity interests, respectively. For the three and six months ended June 30, 2017, the Company did not receive dividend income from the SLF LLC equity interests, as the Company did not make its investment in SLF until November 2017.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of June 30, 2018 allowed SLF SPV to borrow up to $100,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. No such expenses have been incurred or charged to SLF through June 30, 2018. There are no agreements or understandings by which we guarantee any SLF obligations.

As of June 30, 2018 and December 31, 2017, SLF had total assets at fair value of $98,627 and $41,641, respectively. As of June 30, 2018 and December 31, 2017, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2018 and December 31, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $5,205 and $2,083, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Senior secured loans (1)	94,729	29,438
Weighted average current interest rate on senior secured loans (2)	7.5%	7.1%
Number of borrowers in SLF	28	8

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2018

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
MAG Aerospace Industries, Inc.(c)	L+4.75%	6.84%	6/06/2025	3,300	$3,292
The KEYW Corporation	L+4.50%	6.53%	5/08/2024	1,600	1,614
				4,900	4,906
Automotive
Wheel Pros, LLC	L+4.75%	6.75%	4/04/2025	4,000	3,990
				4,000	3,990
Banking, Finance, Insurance & Real Estate
MTC Intermediate Holdco, Inc.	L+4.75%	6.84%	1/30/2023	4,988	4,988
Zenith Merger Sub, Inc	L+5.50%	7.83%	12/13/2023	3,731	3,731
				8,719	8,719
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.59%	11/10/2022	4,947	4,944
US Salt, LLC	L+4.75%	6.84%	11/30/2023	3,491	3,491
				8,438	8,435
Capital Equipment
Analogic Corp	L+6.00%	8.08%	6/24/2024	5,000	4,950
				5,000	4,950
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.58%	4/11/2025	500	503
Peach State Labs, LLC	L+6.25%	8.24%	6/30/2021	2,869	2,891
				3,369	3,394
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	6.34%	3/18/2025	1,330	1,333
				1,330	1,333
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.98%	5/1/2024	1,875	1,889
				1,875	1,889
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.82%	9/11/2023	1,617	1,617
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.82%	9/11/2023	1,873	1,185
				3,490	2,802
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	6.75%	4/03/2024	4,407	4,412
				4,407	4,412
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.34%	3/17/2025	2,793	2,793
LSCS Holdings, Inc. (Delayed Draw) (d)	L+4.25%	6.34%	3/17/2025	700	553
Radiology Partners Holdings, LLC	P+4.75%	9.75%	12/04/2023	2,092	2,099
Radiology Partners Holdings, LLC (Delayed Draw) (d)	P+4.75%	9.75%	12/04/2023	775	—
Solara Medical Supplies, LLC	L+6.00%	8.31%	5/31/2023	5,714	5,717
Solara Medical Supplies, LLC (Delayed Draw) (d)	L+6.00%	8.31%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (d)	L+6.00%	8.31%	5/31/2023	714	—
				13,859	11,162
High Tech Industries
Corel Corporation (c)	L+5.00%	7.09%	6/04/2024	2,500	2,512
Gigamon, Inc.	L+4.50%	6.83%	12/27/2024	2,985	3,011
				5,485	5,523
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.86%	12/20/2024	6,965	6,861
				6,965	6,861
Services: Business
CHA Holdings, Inc.	L+4.50%	6.58%	4/10/2025	2,054	2,059
CHA Holdings, Inc. (Delayed Draw) (d)	L+4.50%	6.58%	4/10/2025	446	—
Engage2Excel, Inc.	L+6.50%	8.63%	3/07/2023	4,364	4,392
Engage2Excel, Inc. (Revolver) (d)	L+6.50%	8.55%	3/07/2023	545	36
GI Revelation Acquisition LLC	L+5.00%	7.09%	4/16/2025	1,400	1,413
Output Services Group, Inc.	L+4.25%	6.34%	3/27/2024	4,135	4,176
Output Services Group, Inc. (Delayed Draw) (d)	L+4.25%	6.34%	3/27/2024	855	—
				13,799	12,076
Services: Consumer
EWC Ventures, LLC	L+5.50%	7.59%	1/18/2023	3,333	3,342
LegalZoom.com, Inc.	L+4.50%	6.59%	11/21/2024	1,990	2,002
				5,323	5,344
Telecommunications
Mavenir Systems, Inc.	L+6.00%	8.03%	5/08/2025	4,000	4,010
				4,000	4,010
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.70%	12/30/2024	4,975	5,012
				4,975	5,012

TOTAL INVESTMENTS					$94,818

(a)	All investments are U.S. companies, except for Loparex International B.V.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of June 30, 2018.
(d)	All or a portion of this commitment was unfunded as of June 30, 2018. Principal reflects the commitment outstanding.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/02/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/11/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/11/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/27/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/20/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

Below is certain summarized financial information for SLF as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value	$94,818	$29,126
Cash	471	12,504
Restricted cash	3,074	—
Interest receivable	264	11
Total assets	$98,627	$41,641
Liabilities
Revolving credit facility	$56,412	$—
Less: Unamortized deferred financing costs	(1,244)	—
Total debt, less unamortized deferred financing costs	55,168	—
Payable for open trades	5,742	22,304
Interest payable	223	—
Accounts payable and accrued expenses	108	57
Total liabilities	61,241	22,361
Members’ capital	37,386	19,280
Total liabilities and members’ capital	$98,627	$41,641

	Three months ended June 30,		Six months ended June 30,
	2018	2017 (1)	2018	2017 (1)
	(unaudited)		(unaudited)
Investment income:
Interest income	$1,399	$—	$2,179	$—
Total investment income	1,399	—	2,179	—
Expenses:
Interest and other debt financing expenses	605	—	649	—
Organizational costs	5	—	11	—
Professional fees	22	—	62	—
Total expenses	632	—	722	—
Net investment income (loss)	767	—	1,457	—
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	454	—	999	—
Net gain (loss) on investments	454	—	999	—
Net increase (decrease) in members’ capital	$1,221	$—	$2,456	$—

(1)	SLF commenced operations on November 14, 2017.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of June 30, 2018 and December 31, 2017 were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Under the income approach, the Company uses discounted cash flow models to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Company also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and secured borrowings, by major class, as of June 30, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$387,639	$387,639
Unitranche secured loans	—	—	51,485	51,485
Junior secured loans	—	—	28,515	28,515
Equity securities	—	—	11,903	11,903
Investments measured at NAV (1) (2)	—	—	—	18,693
Total Investments	$—	$—	$479,542	$498,235

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

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

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 7.09% to 16.59% at June 30, 2018 and 6.57% to 15.00% at December 31, 2017. The maturity dates on the loans outstanding at June 30, 2018 range between September 2018 and August 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and six months ended June 30, 2018:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of March 31, 2018	$380,115	$45,976	$38,578	$15,032	$479,701	$—
Net change in unrealized gain (loss) on investments	(1,559)	109	796	(4,018)	(4,672)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	32,886	5,501	46	889	39,322	—
Proceeds from principal payments and sales on investments (2)	(23,803)	(101)	(10,905)	—	(34,809)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of June 30, 2018	$387,639	$51,485	$28,515	$11,903	$479,542	$—

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498	$—
Net change in unrealized gain (loss) on investments	(5,486)	(27)	779	(7,026)	(11,760)	—
Net realized gain (loss) on investments	—	—	—	—	—	—
Purchases of investments and other adjustments to cost (1)	44,910	11,520	93	1,149	57,672	—
Proceeds from principal payments and sales on investments (2)	(39,659)	(303)	(10,906)	—	(50,868)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of June 30, 2018	$387,639	$51,485	$28,515	$11,903	$479,542	$—

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

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

The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and six months ended June 30, 2018, attributable to Level 3 investments still held at June 30, 2018, was ($4,331) and ($10,580), respectively. The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and six months ended June 30, 2017, attributable to Level 3 investments still held at June 30, 2017, was ($7,373) and ($10,152), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2018 and 2017.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2018 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$256,145		Discounted cash flow	EBITDA multiples	7.2	x	4.3	x	13.5	x
				Market yields	11.6%		8.3%		17.3%
Senior secured loans	38,695		Discounted cash flow	Revenue multiples	2.7	x	0.4	x	3.8	x
				Market yields	11.6%		9.0%		17.8%
Senior secured loans	15,941		Waterfall	Delinquency ratio	0.0%		0.0%		0.0%
Senior secured loans	12,877		Discounted cash flow	Tangible book value multiples	1.4	x	1.4	x	1.4	x
				Market yields	16.3%		14.7%		18.8%
Senior secured loans	9,533		Enterprise value	EBITDA multiples	7.4	x	6.8	x	8.3	x
Senior secured loans	188		Liquidation	Net realizable value of assets	33.8%		33.8%		33.8%
Senior secured loans	22,003		Enterprise value	Revenue multiples	0.3	x	0.3	x	0.3	x
Unitranche secured loans	51,186		Discounted cash flow	EBITDA multiples	6.6	x	3.8	x	9.0	x
				Market yields	13.4%		10.0%		21.6%
Unitranche secured loans	299		Enterprise value	EBITDA multiples	9.0	x	9.0	x	9.0	x
Junior secured loans	625		Discounted cash flow	EBITDA multiples	2.8	x	2.8	x	2.8	x
				Market yields	14.0%		14.0%		14.0%
Junior secured loans	1,143		Enterprise value	EBITDA multiples	3.8	x	3.8	x	3.8	x
Equity securities	8,346		Discounted cash flow	EBITDA multiples	2.8	x	2.8	x	2.8	x
				Market yields	24.0%		24.0%		24.0%
Equity securities	219		Enterprise value	Revenue multiples	2.5	x	0.3	x	2.5	x
Equity securities	2,335		Enterprise value	EBITDA multiples	7.1	x	4.3	x	10.5	x
Equity securities	161		Enterprise value	Tangible book value multiples	1.4	x	1.4	x	1.4	x
Total Level 3 Assets	$419,696	(1)

(1)	Excludes loans of $59,846 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

The significant unobservable inputs used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $115,000 and $109,520, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2018 and 2017 were as follows:

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2018
Non-controlled affiliate company investments :
American Community Homes, Inc.	$7,441	$—	$—	$(331)	$—	$22	$—	$183	$7,315
American Community Homes, Inc.	4,329	—	—	(165)	99	10	—	57	4,330
American Community Homes, Inc.	542	—	—	—	13	1	—	(1)	555
American Community Homes, Inc.	431	—	—	—	—	2	—	11	444
American Community Homes, Inc.	224	—	—	—	5	2	—	2	233
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	353	—	—	—	—	—	—	(192)	161
	13,320	—	—	(496)	117	37	—	60	13,038

Luxury Optical Holdings Co.	3,697	—	—	—	214	9	—	(17)	3,903
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	(1)	622
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	10	—	—	—	180
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	224	9	—	(18)	4,705

Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	550	—	—	—	—	—	—	(362)	188
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	—	—	—	—	(362)	188

Rockdale Blackhawk, LLC	10,594	—	—	—	—	110	—	2,049	12,753
Rockdale Blackhawk, LLC (Capex)	533	—	—	—	—	—	—	108	641
Rockdale Blackhawk, LLC (Revolver)	1,797	—	—	—	—	—	—	362	2,159
Rockdale Blackhawk, LLC (Revolver)	3,145	—	—	—	—	—	—	633	3,778
Rockdale Blackhawk, LLC (Revolver)	—	—	2,288	—	—	—	—	384	2,672
Rockdale Blackhawk, LLC – LLC Units (22.65% of the LLC interest) (1)	5,673	—	—	—	—	—	—	(5,673)	—
	21,742	—	2,288	—	—	110	—	(2,137)	22,003

SHI Holdings, Inc.	2,625	—	—	(13)	—	6	—	(7)	2,611
SHI Holdings, Inc. (Revolver)	2,226	—	614	—	—	3	—	(4)	2,839
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	(230)	556
	5,637	—	614	(13)	—	9	—	(241)	6,006

Summit Container Corporation	3,421	—	—	—	37	13	—	24	3,495
Summit Container Corporation	1,507	—	—	(1,523)	15	—	—	1	—
Summit Container Corporation (Revolver)	—	—	7,253	(2,366)	—	—	—	—	4,887
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	7,253	(3,889)	52	13	—	25	8,382

TPP Operating, Inc. (2) (3)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (2) (3)	3,373	724	63	(42)	—	—	—	(4,118)	—
TPP Operating, Inc. (2) (3)	4,593	(724)	467	(47)	—	—	—	(4,289)	—
TPP Operating, Inc. (24 shares of common stock) (2) (3)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (16 shares of common stock) (2) (3)	—	—	—	—	—	—	—	—	—
	7,966	—	530	(89)	—	—	—	(8,407)	—
Total non-controlled affiliate company investments	$58,751	$—	$10,685	$(4,605)	$393	$178	$—	$(11,080)	$54,322

Controlled affiliate company investments :
MRCC Senior Loan Fund I, LLC	$9,640	$—	$17,850	$(9,500)	$—	$—	$—	$703	$18,693
	9,640	—	17,850	(9,500)	—	—	—	703	18,693
Total controlled affiliate company investments	$9,640	$—	$17,850	$(9,500)	$—	$—	$—	$703	$18,693

Portfolio Company	Fair value at December 31, 2016	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2017
Non-controlled affiliate company investments :
American Community Homes, Inc.	$7,816	$—	$—	$—	$—	$20	$—	$(93)	$7,743
American Community Homes, Inc.	4,301	—	—	—	98	10	—	(52)	4,357
American Community Homes, Inc.	518	—	—	—	12	2	—	(2)	530
American Community Homes, Inc.	—	—	431	—	—	1	—	17	449
American Community Homes, Inc.	—	—	216	—	1	—	—	8	225
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	1,315	—	—	—	—	—	—	(44)	1,271
	13,950	—	647	—	111	33	—	(166)	14,575

Millennial Brands LLC	464	—	—	—	33	—	—	(497)	—
Millennial Brands LLC	365	—	—	—	15	(1)	—	(136)	243
Millennial Brands LLC	225	—	—	—	10	—	—	(59)	176
Millennial Brands LLC	—	—	—	—	72	—	—	(72)	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	1,054	—	—	—	130	(1)	—	(764)	419

Rockdale Blackhawk, LLC	10,933	—	—	—	—	96	—	(227)	10,802
Rockdale Blackhawk, LLC (Capex)	565	—	—	(16)	—	—	—	(6)	543
Rockdale Blackhawk, LLC (Revolver)	924	—	925	—	—	—	—	(24)	1,825
Rockdale Blackhawk, LLC - LLC Units (11.56% of the LLC interest)	14,655	—	—	—	—	—	—	(8,122)	6,533
	27,077	—	925	(16)	—	96	—	(8,379)	19,703

SHI Holdings, Inc.	2,625	—	—	—	—	8	—	(8)	2,625
SHI Holdings, Inc. (Revolver)	1,203	—	723	—	—	2	—	(2)	1,926
SHI Holdings, Inc. (24 shares of common stock)	469	—	—	—	—	—	—	120	589
	4,297	—	723	—	—	10	—	110	5,140

Summit Container Corporation	3,550	—	—	(102)	37	12	—	(100)	3,397
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	113	—	—	—	—	—	—	(57)	56
	3,663	—	—	(102)	37	12	—	(157)	3,453
Total non-controlled affiliate company investments	$50,041	$—	$2,295	$(118)	$278	$150	$—	$(9,356)	$43,290

Controlled affiliate company investments :
TPP Operating, Inc. (3)	$1,799	$—	$—	$—	$—	$—	$—	$(1,499)	$300
TPP Operating, Inc. (3)	4,344	980	—	—	—	—	—	(735)	4,589
TPP Operating, Inc. (3)	2,756	(980)	2,807	—	—	—	—	—	4,583
TPP Operating, Inc. (40 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
TPP Acquisition, Inc. (829 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	8,899	—	2,807	—	—	—	—	(2,234)	9,472
Total controlled affiliate company investments	$8,899	$—	$2,807	$—	$—	$—	$—	$(2,234)	$9,472

	For the six months ended June 30,
	2018			2017
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments :
American Community Homes, Inc.	$568	$—	$—	$387	$—	$—
American Community Homes, Inc.	426	—	—	310	—	—
American Community Homes, Inc.	54	—	—	38	—	—
American Community Homes, Inc.	35	—	—	5	—	—
American Community Homes, Inc.	23	—	—	4	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	1,106	—	—	744	—	—

Luxury Optical Holdings Co.	222	—	—	—	—	—
Luxury Optical Holdings Co. (Delayed Draw)	44	—	—	—	—	—
Luxury Optical Holdings Co. (Revolver)	10	—	—	—	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	276	—	—	—	—	—

Millennial Brands LLC	—	—	—	32	—	—
Millennial Brands LLC	—	—	—	13	—	—
Millennial Brands LLC	—	—	—	10	—	—
Millennial Brands LLC	—	—	—	71	—	—
Millennial Brands LLC	—	—	—	—	—	—
Millennial Brands LLC (Preferred units)	—	—	—	—	—	—
Millennial Brands LLC (Common units)	—	—	—	—	—	—
	—	—	—	126	—	—

Rockdale Blackhawk, LLC	920	—	—	375	—	—
Rockdale Blackhawk, LLC (Capex)	41	—	—	33	—	—
Rockdale Blackhawk, LLC (Revolver)	137	—	—	100	—	—
Rockdale Blackhawk, LLC (Revolver)	240	—	—	—	—	—
Rockdale Blackhawk, LLC (Revolver)	104	—	—	—	—	—
Rockdale Blackhawk, LLC (LLC interest)	—	—	—	381	—	—
	1,442	—	—	889	—	—

SHI Holdings, Inc.	165	—	—	147	—	—
SHI Holdings, Inc. (Revolver)	155	—	—	85	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	320	—	—	232	—	—

Summit Container Corporation	304	—	83	316	—	—
Summit Container Corporation	108	—	—	—	—	—
Summit Container Corporation (Revolver)	23	—	—	—	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	435	—	83	316	—	—

TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	—	—	—
Total non-controlled affiliate company investments	$3,579	$—	$83	$2,307	$—	$—

Controlled affiliate company investments :
MRCC Senior Loan Fund I, LLC	$—	$525	$—	$—	$—	$—
TPP Acquisition, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	143	—	—
TPP Operating, Inc.	—	—	—	251	—	—
	—	525	—	394	—	—
Total controlled affiliate company investments	$—	$525	$—	$394	$—	$—

(1)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the six months ended June 30, 2018. In conjunction with the follow-on investment, the Company also received an additional 4.62% of the equity of Rockdale, increasing total equity ownership to 22.65%.

(2)	In December 2017, the Company transferred 16% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP and TPP Acquisition, Inc. was no longer considered a controlled affiliate company investment. As a result, TPP is presented as a non-controlled affiliate company investment for the six months ended June 30, 2018 and a controlled affiliate company investment for the six months ended June 30, 2017. During the three months ended June 30, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee has informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, while the Company still has debt and equity positions in TPP, the Company has valued these positions at zero as of June 30, 2018.

(3)	On September 2, 2016, TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company, submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court. The sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company initially owned 40% of the equity interests in the new operating company, TPP Operating, Inc. and owned 40.0% of the equity interests in TPP Acquisition, Inc., the former operating company, until its dissolution during the year ended December 31, 2017.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the three and six months ended June 30, 2018 were $2,202 and $4,365, respectively. Base management fees for the three and six months ended June 30, 2017 were $1,903 and $3,708, respectively.

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

Incentive fees for the three and six months ended June 30, 2018 were $990 and $1,751, respectively. Incentive fees for the three and six months ended June 30, 2018, consisted solely of part one incentive fees (based on net investment income) of $990 and $1,751, respectively. The part one incentive fees include the effect of $790 and $1,874, respectively, of Incentive Fee Limitation as described above. Incentive fees for the three months ended June 30, 2017 consisted solely of part one incentive fees (based on net investment income) of $1,460. Incentive fees for the six months ended June 30, 2017, consisted of part one incentive fees of $2,925 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($175). Part two incentive fees reduced total incentive fees for the six months ended June 30, 2017, primarily as a result of net unrealized losses during the period. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized gain (loss). For the three and six months ended June 30, 2018, no incentive fees were waived. For the three and six months ended June 30, 2017, MC Advisors waived part one incentive fees of $250 and $250, respectively.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2018, the Company incurred $849 and $1,656, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $322 and $646, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2017, the Company incurred $846 and $1,676, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $301 and $631, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2018 and December 31, 2017, $322 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of June 30, 2018 December 31, 2017, the Company had no accounts payable to members of the Board, representing accrued and unpaid fees for their services.

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 312% and 334%, respectively.

Revolving Credit Facility: As of June 30, 2018, the Company had U.S. dollar borrowings of $105,950 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($19,546 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of December 31, 2017, the Company had U.S. dollar borrowings of $105,200 and non-U.S. dollar borrowings denominated in Great Britain pounds of £8,800 ($11,892 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency borrowings in the Company’s consolidated statements of operations and totaled $795 and $353 for the three and six months ended June 30, 2018 and ($16) and ($16) for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 1.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of June 30, 2018 and December 31, 2017, the outstanding borrowings were accruing at a weighted average interest rate of 4.6% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2018 was 4.7% and 4.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2018 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2017 was 4.0% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2017 was 0.5% and 0.5%, respectively.

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

On April 25, 2018, the Company entered into an amendment to the revolving credit facility which, among other things, removes the pricing step-down related to the Company’s net worth to fix the interest rate the revolving credit facility bears to LIBOR plus 2.75% and makes certain borrowing base changes to allow more flexibility under the revolving credit facility. The Company paid the lenders an amendment fee of $200 in conjunction with the amendment which has been capitalized within unamortized deferred financing costs and will be amortized into interest expense over the estimated average life of the borrowings.

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

As of June 30, 2018, MRCC SBIC had $57,624 in leverageable capital and $115,000 in SBA-guaranteed debentures outstanding. As of December 31, 2017, MRCC SBIC had $57,624 in leverageable capital and $109,520 in SBA-guaranteed debentures outstanding.

As of June 30, 2018, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	3.9%		18,520
September 2028	3.3	%(1)	2,180
September 2028	3.4	%(1)	2,200
Total			$115,000

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there were no secured borrowings.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended June 30,
	2018	2017
Interest expense – revolving credit facility	$1,551	$1,385
Interest expense – SBA guaranteed debentures	970	518
Amortization of deferred financing costs	315	255
Interest expense – secured borrowings	—	13
Other	—	13
Total interest and other debt financing expenses	$2,836	$2,184

	Six months ended June 30,
	2018	2017
Interest expense – revolving credit facility	$3,108	$2,730
Interest expense – SBA guaranteed debentures	1,838	924
Amortization of deferred financing costs	596	486
Interest expense – secured borrowings	—	34
Other	—	20
Total interest and other debt financing expenses	$5,542	$4,194

Note 8. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
Total distributions declared			$0.70	$13,870	22,308	$301	23,908	$301

Six months ended June 30, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
Total distributions declared			$0.70	$12,356	34,149	$525	—	$—

Note 9. Stock Issuances and Repurchases

Stock Issuances: On July 1, 2016, the Company amended the ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, the Company entered into new equity distribution agreements with each FBR and JMP that reference the Company’s current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the six months ended June 30, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668. During the six months ended June 30, 2018, the Company sold 17,140 shares at an average price of $14.21 per share for gross proceeds of $243 under the ATM Program. Aggregate underwriters’ discounts and commissions were $3 and offering costs were $31, resulting in net proceeds of approximately $209.

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

Note 10. Commitments and Contingencies

Commitments: As of June 30, 2018 and December 31, 2017, the Company had $38,350 and $41,238, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had commitments up to $32,150 and $40,500, respectively, to SLF, as of June 30, 2018 and December 31, 2017 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Per share data:
Net asset value at beginning of period	$13.77	$14.52
Net investment income (1)	0.81	0.71
Net gain (loss) on investments, secured borrowings, foreign currency transactions and foreign currency borrowings (1)	(0.53)	(0.50)
Net increase in net assets from operations (1)	0.28	0.21
Stockholder distributions (2)	(0.70)	(0.70)
Effect of share issuances above (below) NAV (3)	—	0.02
Net asset value at end of period	$13.35	$14.05

Net assets at end of period	$270,708	$284,308
Shares outstanding at end of period	20,279,405	20,239,957
Per share market value at end of period	$13.48	$15.23
Total return based on market value (4)	3.38%	3.58%
Total return based on average net asset value (5)	2.07%	1.41%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	12.69%	10.59%
Ratio of total expenses to average net assets (6)(7)	9.21%	8.62%
Average debt outstanding	$237,567	$184,799
Average debt outstanding per share	$11.74	$10.88
Portfolio turnover (8)	12.17%	17.73%

(1)	Calculated using the weighted average shares outstanding during the periods presented.

(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2018 and 2017, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.

(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.

(7)	The following is a schedule of supplemental ratios for the six months ended June 30, 2018 and 2017. These ratios have been annualized unless otherwise noted.

	June 30, 2018	June 30, 2017
Ratio of interest and other debt financing expenses to average net assets	4.08%	3.32%
Ratio of total expenses (without incentive fees) to average net assets	8.57%	7.64%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (not annualized) (9)	0.64%	0.98%

(8)	Ratios are not annualized.

(9)	The ratio of waived incentive fees to average net assets was zero and 0.10% for six months ended June 30, 2018 and 2017, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche secured and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2018, our portfolio included approximately 77.8% senior secured debt, 10.3% unitranche secured debt, 5.7% junior secured debt and 6.2% equity securities, compared to December 31, 2017, when our portfolio included approximately 78.5% senior secured debt, 8.2% unitranche secured debt, 7.8% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of June 30, 2018, MRCC SBIC had $57.6 million in leverageable capital and $115.0 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended June 30, 2018, we invested $13.6 million in five new portfolio companies and $26.7 million in 14 existing portfolio companies and had $34.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $5.5 million for the period.

During the six months ended June 30, 2018, we invested $18.5 million in six new portfolio companies and $54.3 million in 19 existing portfolio companies and had $60.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $12.4 million for the period.

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

The following table shows yield by debt and preferred equity security type:

	June 30, 2018		December 31, 2017
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.9%	9.9%	9.6%	9.6%
Unitranche secured loans	10.2	10.5	9.3	11.3
Junior secured loans	9.8	9.8	9.4	9.4
Preferred equity securities	10.8	10.8	10.8	10.8
Total	9.9%	10.0%	9.8%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of the investment portfolio (dollars in thousands):

	June 30, 2018		December 31, 2017
Fair Value:
Senior secured loans	$387,639	77.8%	$387,874	78.5%
Unitranche secured loans	51,485	10.3	40,295	8.2
Junior secured loans	28,515	5.7	38,549	7.8
LLC equity interest in SLF	18,693	3.8	9,640	1.9
Equity securities	11,903	2.4	17,780	3.6
Total	$498,235	100.0%	$494,138	100.0%

Our portfolio composition remained relatively consistent with December 31, 2017, with the largest shift in portfolio composition a result of the additional investments made in SLF during the six months ended June 30, 2018. The overall contractual and effective yield on the portfolio was relatively flat as compared to December 31, 2017. General increases in LIBOR during the six months ended June 30, 2018 were partially offset by market spread compression as new portfolio investments during the six months ended June 30, 2018 were at a slightly lower average spread than the average spread in the existing portfolio.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	June 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$—	—%	$5,000	1.0%
Banking, Finance, Insurance & Real Estate	61,442	12.3	61,407	12.4
Beverage, Food & Tobacco	17,340	3.5	17,770	3.6
Capital Equipment	2,969	0.6	—	—
Chemicals, Plastics & Rubber	12,785	2.6	8,860	1.8
Construction & Building	17,652	3.5	18,049	3.7
Consumer Goods: Durable	15,551	3.1	11,808	2.4
Consumer Goods: Non-Durable	31,773	6.4	24,717	5.0
Containers, Packaging & Glass	8,382	1.7	4,928	1.0
Energy: Oil & Gas	2,234	0.4	2,352	0.5
Environmental Industries	4,364	0.9	4,457	0.9
Healthcare & Pharmaceuticals	63,972	12.8	65,582	13.3
High Tech Industries	53,931	10.8	46,239	9.4
Hotels, Gaming & Leisure	26,209	5.3	42,744	8.6
Investment Funds & Vehicles	18,693	3.8	9,640	2.0
Media: Advertising, Printing & Publishing	26,830	5.4	23,264	4.7
Media: Broadcasting & Subscription	15,003	3.0	15,965	3.2
Media: Diversified & Production	5,006	1.0	5,006	1.0
Retail	33,141	6.6	41,644	8.4
Services: Business	33,094	6.6	33,732	6.8
Services: Consumer	18,207	3.7	21,474	4.3
Telecommunications	—	—	3,152	0.6
Utilities: Electric	2,785	0.6	2,792	0.6
Utilities: Water	932	0.2	—	—
Wholesale	25,940	5.2	23,556	4.8
Total	$498,235	100.0%	$494,138	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of June 30, 2018 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,451	0.7%
2	402,031	80.7
3	57,475	11.5
4	35,090	7.1
5	188	—
Total	$498,235	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,445	0.7%
2	415,094	84.0
3	57,547	11.6
4	18,052	3.7
5	—	—
Total	$494,138	100.0%

As of June 30, 2018, we had four borrowers with loans and preferred equity securities on non-accrual status (Gibson Brands, LLC senior secured note, Incipio Technologies, Inc. third lien tranches, Millennial Brands LLC and TPP Operating, Inc.), which comprised 2.0% of our total investments at fair value. As of December 31, 2017, we had two borrowers with loans and preferred equity securities on non-accrual status (Millennial Brands LLC and TPP Operating, Inc.), which comprised 1.7% of our total investments at fair value. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30,
	2018	2017
Total investment income	$14,820	$12,268
Total expenses, net of incentive fee waiver	6,914	6,180
Net investment income	7,906	6,088
Net realized gain (loss) on investments	—	2,161
Net realized gain (loss) on secured borrowings	—	66
Net realized gain (loss) on foreign currency transactions	(9)	—
Net change in unrealized gain (loss) on investments	(4,412)	(7,270)
Net change in unrealized gain (loss) on secured borrowings	—	(5)
Net change in unrealized gain (loss) on foreign currency borrowings	795	(16)
Net increase (decrease) in net assets resulting from operations	$4,280	$1,024

	Six months ended June 30,
	2018	2017
Total investment income	$29,770	$24,274
Total expenses, net of incentive fee waiver	13,399	12,152
Net investment income	16,371	12,122
Net realized gain (loss) on investments	—	2,328
Net realized gain (loss) on secured borrowings	—	66
Net realized gain (loss) on foreign currency transactions	3	—
Net change in unrealized gain (loss) on investments	(11,057)	(10,901)
Net change in unrealized gain (loss) on secured borrowings	—	(6)
Net change in unrealized gain (loss) on foreign currency borrowings	353	(16)
Net increase (decrease) in net assets resulting from operations	$5,670	$3,593

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2018	2017
Interest income	$12,703	$10,701
Dividend income	615	250
Fee income	666	637
Prepayment gain (loss)	312	322
Accretion of discounts and amortization of premium	524	358
Total investment income	$14,820	$12,268

	Six months ended June 30,
	2018	2017
Interest income	$25,329	$21,089
Dividend income	1,050	500
Fee income	1,390	965
Prepayment gain (loss)	445	974
Accretion of discounts and amortization of premium	1,556	746
Total investment income	$29,770	$24,274

The increase in investment income of $2.6 million and $5.5 million during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, is primarily due to an increase in average outstanding loan balances, an increase in the effective rate on the portfolio and an increase in the net accretion of discounts on portfolio assets. During the six months ended June 30, 2018, these increases were also partially offset by a decrease in prepayment gain (loss) as a result of a reduction in the volume of loan payoff activity. The increase in dividend income during the three and six months ended June 30, 2018, as compared to the prior year period, is primarily driven by an increase in dividend income from our investment in SLF of $0.3 million and $0.5 million, respectively.

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2018	2017
Interest and other debt financing expenses	$2,836	$2,184
Base management fees	2,202	1,903
Incentive fees, net of incentive fee waiver (1)	990	1,210
Professional fees	302	286
Administrative service fees	322	301
General and administrative expenses	225	259
Directors’ fees	37	37
Total expenses, net of incentive fee waiver	$6,914	$6,180

	Six months ended June 30,
	2018	2017
Interest and other debt financing expenses	$5,542	$4,194
Base management fees	4,365	3,708
Incentive fees, net of incentive fee waiver (1)	1,751	2,500
Professional fees	609	577
Administrative service fees	646	631
General and administrative expenses	401	468
Excise taxes	11	—
Directors’ fees	74	74
Total expenses, net of incentive fee waiver	$13,399	$12,152

(1)	During the three and six months ended June 30, 2018, no incentive fees were waived. During the three and six months ended June 30, 2017, incentive fees of $0.3 million and $0.3 million, respectively, were waived. Incentive fees during the three and six months ended June 30, 2018 were limited by $0.8 million and $1.9 million, respectively, due to the Incentive Fee Limitation. During the three and six months ended June 30, 2017, incentive fees were not limited. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended June 30,
	2018	2017
Interest expense – revolving credit facility	$1,551	$1,385
Interest expense – SBA guaranteed debentures	970	518
Amortization of deferred financing costs	315	255
Interest expense – secured borrowings	—	13
Other	—	13
Total interest and other debt financing expenses	$2,836	$2,184

	Six months ended June 30,
	2018	2017
Interest expense – revolving credit facility	$3,108	$2,730
Interest expense – SBA guaranteed debentures	1,838	924
Amortization of deferred financing costs	596	486
Interest expense – secured borrowings	—	34
Other	—	20
Total interest and other debt financing expenses	$5,542	$4,194

The increase in expenses of $0.7 million and $1.2 million, respectively, during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, is primarily due to an increase in interest expense as a result of additional borrowings (including SBA-guaranteed debentures) required to support the growth of the portfolio and an increase in base management fees due to the growth in invested assets, partially offset by a decrease in incentive fees due to the Incentive Fee Limitation during the three and six months ended June 30, 2018.

Net Realized Gain (Loss) on Investments, Secured Borrowings and Foreign Currency Transactions

During the three months ended June 30, 2018 and 2017, we had sales of investments of zero and $2.2 million, respectively, resulting in zero and $2.2 million of net realized gain (loss), respectively. During the six months ended June 30, 2018 and 2017, we had sales of investments of zero and $4.2 million resulting in zero and $2.3 million of net realized gain (loss), respectively.

 During the three months ended June 30, 2018 and 2017, we had sales of secured borrowings of zero and $1.3 million resulting in zero and $66 thousand of net realized gain (loss), respectively. During the six months ended June 30, 2018 and 2017, we had sales of secured borrowings of zero and $1.3 million resulting in zero and $66 thousand of net realized gain (loss), respectively.

During the three months ended June 30, 2018 and 2017, we had ($9) thousand and zero of net realized gain (loss) on foreign currency transactions, respectively. During the six months ended June 30, 2018 and 2017, we had $3 thousand and zero of net realized gain (loss) on foreign currency transactions, respectively.

Net Change in Unrealized Gain (Loss) on Investments, Secured Borrowings and Foreign Currency Borrowings

For the three months ended June 30, 2018 and 2017, our investments had ($4.4) million and ($7.3) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. The largest contributor to the net unrealized mark-to-market losses during the three months ended June 30, 2018 was our debt investment in TPP Operating, Inc. (“TPP”) of ($3.6) million. During the three months ended June 30, 2018, TPP ceased operations and we, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute assets to its creditors. The assignee has informed us that it will have de minimis assets, if any, to distribute to its creditors. As a result, while we still have debt and equity positions in TPP, we have valued these positions at zero as of June 30, 2018. For the three months ended June 30, 2018 and 2017, our secured borrowings had zero and ($5) thousand of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2018 and 2017, our foreign currency borrowings had $795 thousand and ($16) thousand of net change in unrealized gain (loss), respectively.

 For the six months ended June 30, 2018 and 2017, our investments had ($11.1) million and ($10.9) million of net unrealized gain (loss), respectively. The largest contributor to the net unrealized mark-to-market losses during the six months ended June 30, 2018 were our investments in TPP and Rockdale Blackhawk, LLC which contributed net mark-to-market losses of ($8.4) million and ($2.1) million, respectively. For the six months ended June 30, 2018 and 2017, our secured borrowings had zero and ($6) thousand of net unrealized gain (loss), respectively. For the six months ended June 30, 2018 and 2017, our foreign currency borrowings had $353 thousand and ($16) thousand of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2018 and 2017, the net increase in net assets from operations was $4.3 million and $1.0 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.21 and $0.06, respectively. The $3.3 million increase during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, is primarily the result of a decrease in net unrealized mark-to-market losses on investments in the portfolio and an increase in net investment income.

For the six months ended June 30, 2018 and 2017, the net increase in net assets from operations was $5.7 million and $3.6 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.28 and $0.21, respectively. The $2.1 million increase during the six months ended June 30, 2018, as compared to six months ended June 30, 2017, is primarily the result of an increase in net investment income, partially offset by a decline in net realized gains on investments in the portfolio.

Liquidity and Capital Resources

As of June 30, 2018, we had $2.8 million in cash, $4.3 million in cash at MRCC SBIC, $125.5 million of total debt outstanding on our revolving credit facility and $115.0 million in outstanding SBA-guaranteed debentures. We had $74.5 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the six months ended June 30, 2018 and 2017, we experienced a net increase (decrease) in cash and restricted cash of ($0.2) million and $6.9 million, respectively. For the six months ended June 30, 2018, operating activities used $0.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. For the six months ended June 30, 2017, operating activities used $29.4 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the six months ended June 30, 2018, we generated $0.2 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders. During the six months ended June 30, 2017, we generated $36.4 million from financing activities primarily as a result of net proceeds from capital raises and SBA debenture borrowings during the period, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 20, 2018 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of June 30, 2018 and December 31, 2017, we had 20,279,405 and 20,239,957 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On March 27, 2018, our Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. On June 20, 2018, our stockholders approved a proposal to accelerate the effective date of the modified asset coverage requirements. As a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective June 21, 2018.

Stock Issuances : On July 1, 2016, we amended the ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the six months ended June 30, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. During the six months ended June 30, 2018, we sold 17,140 shares at an average price of $14.21 per share for gross proceeds of $0.2 million under the ATM. Aggregate underwriters’ discounts and commissions were $3 thousand and offering costs were $31 thousand, resulting in net proceeds of approximately $0.2 million.

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

Borrowings

On June 20, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 312% and 334%, respectively.

Revolving Credit Facility: As of June 30, 2018, we had U.S. dollar borrowings of $106.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($19.5 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of December 31, 2017, we had U.S. dollar borrowings of $105.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($11.9 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency borrowings in our consolidated statements of operations and totaled $0.8 million and $0.4 million for the three and six months ended June 30, 2018, and ($16) thousand and ($16) thousand for the three and six months ended June 30, 2017 respectively. As of June 30, 2018, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 1.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of June 30, 2018 and December 31, 2017, the outstanding borrowings were accruing at a weighted average interest rate of 4.6% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2018 was 4.7% and 4.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2018 was 0.5% and 0.5%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and six months ended June 30, 2017 was 4.0% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and six months ended June 30, 2017 was 0.5% and 0.5%, respectively.

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

On April 25, 2018, we entered into an amendment to the revolving credit facility which, among other things, removes the pricing step-down related to our net worth to fix the interest rate the revolving credit facility bears to LIBOR plus 2.75% and makes certain borrowing base changes to allow more flexibility under the revolving credit facility. We paid the lenders an amendment fee of $0.2 million in conjunction with the amendment which has been capitalized within unamortized deferred financing costs and will be amortized into interest expense over the estimated average life of the borrowings.

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

As of June 30, 2018, MRCC SBIC had $57.6 million in leverageable capital and $115.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding.

As of June 30, 2018, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	3.9%		18,520
September 2028	3.3	%(1)	2,180
September 2028	3.4	%(1)	2,200
Total			$115,000

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there were no secured borrowings.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2018, totaled $7.1 million ($0.35 per share) and $14.2 million ($0.70 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2017, totaled $7.1 million ($0.35 per share) and $12.9 million ($0.70 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2018 and 2017, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

MRCC Senior Loan Fund I, LLC

We co-invest with NLV Financial Corporation (“NLV”), in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member, but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board of members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both June 30, 2018 and December 31, 2017, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $35.7 million was funded. As of December 31, 2017, SLF had $100.0 million in commitments from its members (in the aggregate), of which $19.0 million was funded.

As of both June 30, 2018 and December 31, 2017, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of June 30, 2018 and December 31, 2017, $17.9 million and $9.5 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and six months ended June 30, 2018, we received $0.3 million and $0.5 million dividend income from the SLF LLC equity interests, respectively. For the three and six months ended June 30, 2017, we did not receive dividend income from the SLF LLC equity interests, as we did not make its investment in SLF until November 2017.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of June 30, 2018 allowed SLF SPV to borrow up to $100.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. No such expenses have been incurred or charged to SLF through June 30, 2018. There are no agreements or understandings by which we guarantee any SLF obligations.

As of June 30, 2018 and December 31, 2017, SLF had total assets at fair value of $98.6 million and $41.6 million, respectively. As of June 30, 2018 and December 31, 2017, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2018 and December 31, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $5.2 million and $2.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2018 and December 31, 2017 (in thousands):

	As of
	June 30, 2018	December 31, 2017
Senior secured loans (1)	94,729	29,438
Weighted average current interest rate on senior secured loans (2)	7.5%	7.1%
Number of borrowers in SLF	28	8

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
MAG Aerospace Industries, Inc. (c)	L+4.75%	6.84%	6/06/2025	3,300	$3,292
The KEYW Corporation	L+4.50%	6.53%	5/08/2024	1,600	1,614
				4,900	4,906
Automotive
Wheel Pros, LLC	L+4.75%	6.75%	4/04/2025	4,000	3,990
				4,000	3,990
Banking, Finance, Insurance & Real Estate
MTC Intermediate Holdco, Inc.	L+4.75%	6.84%	1/30/2023	4,988	4,988
Zenith Merger Sub, Inc	L+5.50%	7.83%	12/13/2023	3,731	3,731
				8,719	8,719
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.59%	11/10/2022	4,947	4,944
US Salt, LLC	L+4.75%	6.84%	11/30/2023	3,491	3,491
				8,438	8,435
Capital Equipment
Analogic Corp	L+6.00%	8.08%	6/24/2024	5,000	4,950
				5,000	4,950
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.58%	4/11/2025	500	503
Peach State Labs, LLC	L+6.25%	8.24%	6/30/2021	2,869	2,891
				3,369	3,394
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	6.34%	3/18/2025	1,330	1,333
				1,330	1,333
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.98%	5/1/2024	1,875	1,889
				1,875	1,889
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.82%	9/11/2023	1,617	1,617
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.82%	9/11/2023	1,873	1,185
				3,490	2,802
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	6.75%	4/03/2024	4,407	4,412
				4,407	4,412
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.34%	3/17/2025	2,793	2,793
LSCS Holdings, Inc. (Delayed Draw) (d)	L+4.25%	6.34%	3/17/2025	700	553
Radiology Partners Holdings, LLC	P+4.75%	9.75%	12/04/2023	2,092	2,099
Radiology Partners Holdings, LLC (Delayed Draw) (d)	P+4.75%	9.75%	12/04/2023	775	—
Solara Medical Supplies, LLC	L+6.00%	8.31%	5/31/2023	5,714	5,717
Solara Medical Supplies, LLC (Delayed Draw) (d)	L+6.00%	8.31%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (d)	L+6.00%	8.31%	5/31/2023	714	—
				13,859	11,162
High Tech Industries
Corel Corporation (c)	L+5.00%	7.09%	6/04/2024	2,500	2,512
Gigamon, Inc.	L+4.50%	6.83%	12/27/2024	2,985	3,011
				5,485	5,523
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.86%	12/20/2024	6,965	6,861
				6,965	6,861
Services: Business
CHA Holdings, Inc.	L+4.50%	6.58%	4/10/2025	2,054	2,059
CHA Holdings, Inc. (Delayed Draw) (d)	L+4.50%	6.58%	4/10/2025	446	—
Engage2Excel, Inc.	L+6.50%	8.63%	3/07/2023	4,364	4,392
Engage2Excel, Inc. (Revolver) (d)	L+6.50%	8.55%	3/07/2023	545	36
GI Revelation Acquisition LLC	L+5.00%	7.09%	4/16/2025	1,400	1,413
Output Services Group, Inc.	L+4.25%	6.34%	3/27/2024	4,135	4,176
Output Services Group, Inc. (Delayed Draw) (d)	L+4.25%	6.34%	3/27/2024	855	—
				13,799	12,076
Services: Consumer
EWC Ventures, LLC	L+5.50%	7.59%	1/18/2023	3,333	3,342
LegalZoom.com, Inc.	L+4.50%	6.59%	11/21/2024	1,990	2,002
				5,323	5,344
Telecommunications
Mavenir Systems, Inc.	L+6.00%	8.03%	5/08/2025	4,000	4,010
				4,000	4,010
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.70%	12/30/2024	4,975	5,012
				4,975	5,012

TOTAL INVESTMENTS					$94,818

(a)	All investments are U.S. companies, except Loparex International B.V.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Investment position or portion thereof unsettled as of June 30, 2018.
(d)	All or a portion of this commitment was unfunded as of June 30, 2018. Principal reflects the commitment outstanding.

 MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/02/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/02/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/11/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/11/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/27/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/20/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

Below is certain summarized financial information for SLF as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value	$94,818	$29,126
Cash	471	12,504
Restricted cash	3,074	—
Interest receivable	264	11
Total assets	$98,627	$41,641
Liabilities
Revolving credit facility	$56,412	$—
Less: Unamortized deferred financing costs	(1,244)	—
Total debt, less unamortized deferred financing costs	55,168	—
Payable for open trades	5,742	22,304
Interest payable	223	—
Accounts payable and accrued expenses	108	57
Total liabilities	61,241	22,361
Members’ capital	37,386	19,280
Total liabilities and members’ capital	$98,627	$41,641

	Three months ended June 30,		Six months ended June 30,
	2018	2017 (1)	2018	2017 (1)
	(unaudited)		(unaudited)
Investment income:
Interest income	$1,399	$—	$2,179	$—
Total investment income	1,399	—	2,179	—
Expenses:
Interest and other debt financing expenses	605	—	649	—
Organizational costs	5	—	11	—
Professional fees	22	—	62	—
Total expenses	632	—	722	—
Net investment income (loss)	767	—	1,457	—
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	454	—	999	—
Net gain (loss) on investments	454	—	999	—
Net increase (decrease) in members’ capital	$1,221	$—	$2,456	$—

(1)	SLF commenced operations on November 14, 2017.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an Administration Agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. No such expenses have been incurred or charged to SLF through June 30, 2018.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2018 and December 31, 2017, we had $38.4 million and $41.2 million, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, we had commitments up to $32.1 million and $40.5 million, respectively, to SLF, as of June 30, 2018 and December 31, 2017 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require explicit authorization of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Pricing and Deal Structures : We believe that the volatility in global markets over the last several years and current macroeconomic issues such as a weakened U.S. economy has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the BDC and investment company marketplace have created increased competition; however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

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

The Board, together with our independent valuation firms, generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company under the market approach or the proceeds that would be received in a liquidation analysis. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the loan.

Under the income approach, we utilize discounted cash flow models to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, we also consider the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

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

During the three and six months ended June 30, 2018, we did not accrue capital gains incentive fees. During the three and six months ended June 30, 2017, we had a reduction in accrued capital gains incentive fees of zero and $0.2 million, respectively, primarily as a result of net declines in portfolio valuations during the period.

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

Assuming that the consolidated statement of financial condition as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in
Change in Interest Rates	interest income	interest expense	net investment income
	(in thousands)
Down 25 basis points	$(1,067)	$(314)	$(753)
Up 100 basis points	4,429	1,255	3,174
Up 200 basis points	8,995	2,510	6,485
Up 300 basis points	13,561	3,765	9,796

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of June 30, 2018, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($19.5 million U.S. dollars) outstanding under the revolving credit facility.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent legislation allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA amended the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCAA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

On March 27, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective March 27, 2019. On March 27, 2018, our board of directors also recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at our annual meeting of stockholders to be held on June 20, 2018. At the annual meeting, our stockholders approved this proposal and we became subject to the 150% minimum asset coverage ratio, effective June 21, 2018.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock.

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

We maintain a revolving credit facility and may borrow money, including through the issuance of debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

•	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;

•	our revolving credit facility with ING Capital LLC, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants, including that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies;

•	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we bear the cost of issuing and paying interest or distributions on such securities, which costs are entirely borne by our common stockholders; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)(1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1) (2) (3)	-47.65%	-29.01%	-10.37%	8.27%	26.91%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $507.0 million in total portfolio assets, $371.0 million in total debt outstanding, of which $261.0 million is senior securities outstanding, $136.0 million in net assets and an average cost of funds of 3.80%, which was the weighted average interest rate of borrowings on our revolving credit facility and SBA-guaranteed debentures as of December 31, 2017. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2017 total portfolio assets of at least 2.78%.

The terms of our revolving credit facility may contractually limit our ability to incur additional indebtedness.

Even though our stockholders approved the proposal to apply the modified asset coverage requirements to us at our 2018 annual meeting of stockholders that was held on June 20, 2018, a covenant under our existing revolving credit facility may limit our ability to incur additional indebtedness. Currently, our revolving credit facility contains a covenant requiring that we maintain asset coverage of at least 210%. We may not be able to amend our revolving credit facility to change this covenant and if we are successful in amending our revolving credit facility, we will incur costs to do so and the other terms of such amended facility, such as interest rate, may not be as favorable to us as the current terms. An inability on our part to amend the revolving credit facility and access additional leverage could limit our ability to take advantage of the potential benefits related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (as of June 21, 2018) of total assets (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC) less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

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

As a business development company, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 20, 2019. We may seek further stockholder approval to sell shares below net asset value in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document

10.1

Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated April 25, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on April 27, 2018)

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

Date: August 7, 2018	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: August 7, 2018	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

