Form 10-Q
period 2018-09-30
MONROE CAPITAL Corp
filed 2018-11-06
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of November 5, 2018, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$399,792	$425,747
Non-controlled affiliate company investments	56,183	58,751
Controlled affiliate company investments	26,318	9,640
Total investments, at fair value (amortized cost of: $510,102 and $507,580, respectively)	482,293	494,138
Cash	3,969	4,332
Restricted cash	5,938	2,867
Interest receivable	6,382	5,335
Other assets	492	760
Total assets	499,074	507,432

LIABILITIES
Debt:
Revolving credit facility	51,536	117,092
2023 Notes	69,000	-
SBA debentures payable	115,000	109,520
Total debt	235,536	226,612
Less: Unamortized deferred financing costs	(6,721)	(4,670)
Total debt, less unamortized deferred financing costs	228,815	221,942
Interest payable	766	1,535
Unrealized loss on foreign currency forward contracts	58	-
Management fees payable	2,196	2,064
Incentive fees payable	-	1,157
Accounts payable and accrued expenses	2,450	2,035
Directors’ fees payable	37	-
Total liabilities	234,322	228,733
Net assets	$264,752	$278,699

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,240 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,844	286,141
Undistributed net investment income (accumulated distributions in excess of net investment income)	9,477	6,707
Accumulated net realized gain (loss)	(5,980)	(372)
Accumulated net unrealized gain (loss)	(27,609)	(13,797)
Total net assets	$264,752	$278,699

Net asset value per share	$12.95	$13.77

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$10,938	$10,887	$34,689	$30,995
Non-controlled affiliate company investments	1,815	1,470	5,394	3,777
Controlled affiliate company investments	-	200	-	594
Total interest income	12,753	12,557	40,083	35,366
Dividend income:
Non-controlled/non-affiliate company investments	288	251	813	751
Controlled affiliate company investments	550	-	1,075	-
Total dividend income	838	251	1,888	751
Fee income:
Non-controlled/non-affiliate company investments	188	661	1,495	1,626
Non-controlled affiliate company investments	-	-	83	-
Total fee income	188	661	1,578	1,626
Total investment income	13,779	13,469	43,549	37,743

Operating expenses:
Interest and other debt financing expenses	2,895	1,907	8,437	6,101
Base management fees	2,196	1,953	6,561	5,661
Incentive fees	-	1,721	1,751	4,471
Professional fees	260	277	869	854
Administrative service fees	327	295	973	926
General and administrative expenses	338	292	739	760
Excise taxes	-	100	11	100
Directors’ fees	37	37	111	111
Expenses before incentive fee waiver	6,053	6,582	19,452	18,984
Incentive fee waiver	-	-	-	(250)
Total expenses, net of incentive fee waiver	6,053	6,582	19,452	18,734
Net investment income	7,726	6,887	24,097	19,009

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(1,414)	(2,900)	(1,414)	(572)
Non-controlled affiliate company investments	(4,186)	-	(4,186)	-
Secured borrowings	-	-	-	66
Foreign currency and other transactions	(11)	-	(8)	-
Net realized gain (loss)	(5,611)	(2,900)	(5,608)	(506)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(5,981)	3,099	(6,661)	3,788
Non-controlled affiliate company investments	2,396	454	(8,684)	(8,902)
Controlled affiliate company investments	275	(1,155)	978	(3,389)
Secured borrowings	-	-	-	(6)
Foreign currency and other transactions	202	(67)	555	(83)
Net change in unrealized gain (loss)	(3,108)	2,331	(13,812)	(8,592)

Net gain (loss)	(8,719)	(569)	(19,420)	(9,098)

Net increase (decrease) in net assets resulting from operations	$(993)	$6,318	$4,677	$9,911

Per common share data:
Net investment income per share - basic and diluted	$0.38	$0.34	$1.19	$1.05
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.05)	$0.31	$0.23	$0.55
Weighted average common shares outstanding - basic and diluted	20,417	20,240	20,301	18,081

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Undistributed net	Accumulated net	Accumulated net
	Number of shares	Par value	excess of par value	investment income	realized gain (loss)	unrealized gain (loss)	Total net assets
Balances at June 30, 2017	20,240	$20	$286,269	$6,869	$2,390	$(11,240)	$284,308
Net increase (decrease) in net assets resulting from operations	-	-	-	6,887	(2,900)	2,331	6,318
Issuance of common stock, net of offering and underwriting costs	-	-	-	-	-	-	-
Distributions to stockholders	-	-	-	(7,084)	-	-	(7,084)
Balances at September 30, 2017	20,240	$20	$286,269	$6,672	$(510)	$(8,909)	$283,542

Balances at June 30, 2018	20,279	$20	$286,651	$8,907	$(369)	$(24,501)	$270,708
Net increase (decrease) in net assets resulting from operations	-	-	-	7,726	(5,611)	(3,108)	(993)
Issuance of common stock, net of offering and underwriting costs	166	-	2,193	-	-	-	2,193
Distributions to stockholders	-	-	-	(7,156)	-	-	(7,156)
Balances at September 30, 2018	20,445	$20	$288,844	$9,477	$(5,980)	$(27,609)	$264,752

	Common Stock		Capital in	Undistributed net	Accumulated net	Accumulated net
	Number of shares	Par value	excess of par value	investment income	realized gain (loss)	unrealized gain (loss)	Total net assets
Balances at December 31, 2016	16,582	$17	$233,526	$7,037	$587	$(317)	$240,850
Net increase (decrease) in net assets resulting from operations	-	-	-	19,009	(506)	(8,592)	9,911
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	-	-	-	52,221
Distributions to stockholders	34	-	525	(19,374)	(591)	-	(19,440)
Balances at September 30, 2017	20,240	$20	$286,269	$6,672	$(510)	$(8,909)	$283,542

Balances at December 31, 2017	20,240	$20	$286,141	$6,707	$(372)	$(13,797)	$278,699
Net increase (decrease) in net assets resulting from operations	-	-	-	24,097	(5,608)	(13,812)	4,677
Issuance of common stock, net of offering and underwriting costs	183	-	2,402	-	-	-	2,402
Distributions to stockholders	22	-	301	(21,327)	-	-	(21,026)
Balances at September 30, 2018	20,445	$20	$288,844	$9,477	$(5,980)	$(27,609)	$264,752

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,677	$9,911
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	14,367	8,503
Net change in unrealized (gain) loss on secured borrowings	-	6
Net change in unrealized (gain) loss on foreign currency and other transactions	(555)	83
Net realized (gain) loss on investments	5,600	572
Net realized (gain) loss on secured borrowings	-	(66)
Net realized (gain) loss on foreign currency and other transactions	8	-
Payment-in-kind interest income	(1,389)	(1,363)
Payment-in-kind dividend income	(792)	-
Net accretion of discounts and amortization of premiums	(1,837)	(1,278)
Proceeds from principal payments and sales of investments	120,840	144,445
Purchases of investments	(124,944)	(169,056)
Amortization of deferred financing costs	951	760
Changes in operating assets and liabilities:
Interest receivable	(1,047)	(1,577)
Other assets	268	116
Payable for open trades	-	7,425
Interest payable	(769)	(194)
Management fees payable	132	204
Incentive fees payable	(1,157)	499
Directors’ fees payable	37	37
Accounts payable and accrued expenses	415	(265)
Net cash provided by (used in) operating activities	14,805	(1,238)

Cash flows from financing activities:
Borrowings on revolving credit facility	86,107	93,529
Repayments of revolving credit facility	(151,050)	(162,000)
Proceeds from 2023 Notes	69,000	-
SBA debentures borrowings	5,480	40,600
Payments of deferred financing costs	(3,002)	(1,339)
Repayments on secured borrowings	-	(1,254)
Proceeds from shares sold, net of offering and underwriting costs	2,402	52,221
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $301, and $525, respectively	(21,026)	(19,440)
Net cash provided by (used in) financing activities	(12,089)	2,317

Net increase (decrease) in Cash and Restricted Cash	2,716	1,079
Effect of foreign currency exchange rates	(8)	-
Cash and Restricted Cash, beginning of period (1)	7,199	8,331
Cash and Restricted Cash, end of period (2)	$9,907	$9,410

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$8,197	$5,405
Cash paid for excise taxes during the period	$91	$495

(1)	Represents cash and restricted cash of $4,332 and $2,867, respectively, from the consolidated statement of assets and liabilities as of December 31, 2017. Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016.

(2)	Represents cash and restricted cash of $3,969 and $5,938, respectively, from the consolidated statement of assets and liabilities as of September 30, 2018. Represents cash and restricted cash of $3,721 and $5,689, respectively, from the consolidated statement of assets and liabilities as of September 30, 2017.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+7.50%	9.60%		2/24/2021	15,750	$15,221	$15,412	5.8%
HFZ Capital Group, LLC (e)	L+10.17%	12.34% Cash/ 0.17% PIK	(h)	10/21/2019	18,000	17,766	18,000	6.8%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.99%		11/10/2020	10,000	4,210	4,264	1.6%
PKS Holdings, LLC (e)	L+9.50%	11.60%		11/30/2022	1,766	1,614	1,695	0.7%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	11.60%		11/30/2022	80	—	—	0.0%
					45,596	38,811	39,371	14.9%
Beverage, Food & Tobacco
All Holding Company, LLC (i)	L+7.00%	9.24%		11/15/2021	5,225	5,157	5,081	1.9%
California Pizza Kitchen, Inc.	L+6.00%	8.39%		8/23/2022	6,860	6,806	6,689	2.5%
					12,085	11,963	11,770	4.4%
Capital Equipment
Hastings Manufacturing Company	L+8.25%	10.49%		4/24/2023	2,963	2,906	2,970	1.1%
Hastings Manufacturing Company (Delayed Draw) (f) (g)	L+8.25%	10.49%		4/24/2023	899	—	—	0.0%
					3,862	2,906	2,970	1.1%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+6.75%	8.99%		8/31/2023	900	882	900	0.3%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+6.75%	8.99%		8/31/2023	600	—	—	0.0%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.75%	8.99%		8/31/2023	90	—	—	0.0%
Valudor Products LLC	L+7.50%	9.74%		6/19/2023	1,614	1,583	1,610	0.6%
Valudor Products LLC (j)	L+7.50%	9.74%		6/19/2023	211	205	222	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	11.74%		6/19/2023	818	699	700	0.3%
					4,233	3,369	3,432	1.3%
Construction & Building
Cali Bamboo, LLC	L+6.25%	8.49%		7/10/2020	5,278	5,238	5,278	2.0%
Cali Bamboo, LLC (Revolver) (f)	L+6.25%	8.49%		7/10/2020	2,165	1,515	1,515	0.6%
Cornerstone Detention Products, Inc. (k)	L+11.83%	10.74% Cash/ 3.33% PIK	(l)	4/8/2019	3,392	3,384	3,392	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.74%		4/8/2019	1,000	200	200	0.1%
TRP Construction Group, LLC (i)	L+6.50%	8.74%		10/5/2022	7,960	7,827	7,964	3.0%
TRP Construction Group, LLC (Delayed Draw) (f) (g)	L+6.50%	8.74%		10/5/2022	7,000	5,684	5,687	2.1%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.74%		10/5/2022	2,133	—	—	0.0%
					28,928	23,848	24,036	9.1%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (i)	L+7.25%	9.49%		8/22/2022	11,400	11,214	11,240	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	9.49%		8/22/2022	2,400	—	—	0.0%
					13,800	11,214	11,240	4.2%
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.83%		9/11/2023	3,239	3,215	3,239	1.2%
Solaray, LLC	L+6.50%	8.89%		9/11/2023	696	696	696	0.3%
					3,935	3,911	3,935	1.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.74% Cash/ 2.25% PIK	(m)	12/20/2019	2,256	$2,252	$2,224	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.74%		12/20/2019	312	283	280	0.1%
					2,568	2,535	2,504	0.9%
Environmental Industries
Synergy Environmental Corporation (i)	L+6.50%	8.74%		4/29/2021	2,952	2,909	2,952	1.1%
Synergy Environmental Corporation (i)	L+6.50%	8.74%		4/29/2021	494	486	494	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+6.50%	8.74%		4/29/2021	1,326	843	843	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.50%	8.74%		4/29/2021	671	47	47	0.0%
					5,443	4,285	4,336	1.6%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (e) (n)	L+8.00%	10.24%		9/13/2022	4,102	4,034	4,168	1.6%
American Optics Holdco, Inc. (Revolver) (e) (f) (n)	L+8.00%	10.24%		9/13/2022	440	110	110	0.0%
American Optics Holdco, Inc. (e) (n)	L+8.00%	10.24%		9/13/2022	755	742	767	0.3%
American Optics Holdco, Inc. (Revolver) (e) (f) (n)	L+8.00%	10.24%		9/13/2022	440	—	—	0.0%
Familia Dental Group Holdings, LLC (i)	L+8.00%	10.24%		4/8/2021	5,087	5,040	5,138	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	10.24%		4/8/2021	490	490	495	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	10.24%		4/8/2021	573	344	344	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		12/31/2018	155	155	155	0.1%
Rockdale Blackhawk, LLC (DIP Facility) (f)	n/a	15.10%		12/31/2018	7,234	5,750	5,750	2.2%
Rockdale Blackhawk, LLC	L+13.00%	15.24%	(o)	3/31/2020	10,923	10,465	9,297	3.5%
Rockdale Blackhawk, LLC (Capex)	L+13.00%	15.24%	(o)	3/31/2020	549	549	467	0.2%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	15.24%	(o)	3/31/2020	1,849	1,849	1,574	0.6%
Rockdale Blackhawk, LLC (Revolver)	L+13.00%	15.24%	(o)	3/31/2020	730	730	621	0.2%
					33,327	30,258	28,886	10.9%
High Tech Industries
Corbett Technology Solutions, Inc. (i)	L+7.00%	9.24%		11/8/2021	4,984	4,930	5,084	1.9%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	9.24%		11/8/2021	867	—	—	0.0%
Energy Services Group, LLC	L+8.42%	10.72%		5/4/2022	4,448	4,400	4,493	1.7%
Energy Services Group, LLC (e) (p)	L+8.42%	9.42%		5/4/2022	5,288	5,313	5,335	2.0%
Energy Services Group, LLC	L+8.42%	10.72%		5/4/2022	1,266	1,250	1,279	0.5%
Newforma, Inc. (i)	L+5.50%	7.89%		6/30/2022	14,850	14,673	14,976	5.6%
Newforma, Inc. (Revolver) (f)	L+5.50%	7.89%		6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.25%	9.49%		12/12/2022	3,474	3,413	3,508	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+7.25%	9.49%		12/12/2022	2,331	815	823	0.3%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.25%	9.49%		12/12/2022	233	—	—	0.0%
RedZone Robotics, Inc.	L+6.75%	8.99%		6/5/2023	949	930	944	0.4%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	8.99%		6/5/2023	158	—	—	0.0%
RPL Bidco Limited (e) (n) (p)	L+7.50%	8.30%		11/9/2023	14,073	14,116	14,214	5.4%
RPL Bidco Limited (Delayed Draw) (e) (f) (g) (n) (p)	L+7.50%	8.30%		11/9/2023	2,085	—	—	0.0%
RPL Bidco Limited (Revolver) (e) (f) (n) (p)	L+7.50%	8.30%		11/9/2023	521	—	—	0.0%
					56,777	49,840	50,656	19.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Hotels, Gaming & Leisure
TRG, LLC	L+12.10%	9.60% Cash/ 4.61% PIK	(q)	3/31/2021	17,132	$17,067	$18,365	6.9%
TRG, LLC (CapEx)	L+9.50%	9.60% Cash/ 2.00% PIK		3/31/2021	1,368	1,364	1,467	0.6%
TRG, LLC (Revolver) (f)	L+9.50%	11.60%		3/31/2021	262	131	140	0.1%
					18,762	18,562	19,972	7.6%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.60%		12/22/2021	4,711	4,646	4,696	1.8%
Atlas Sign Industries of FLA, LLC (i)	L+9.50%	11.74%		5/15/2023	3,500	3,305	3,341	1.3%
Destination Media, Inc. (i)	L+6.50%	8.74%		4/7/2022	7,416	7,331	7,564	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	8.74%		4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	9.10%		12/22/2022	9,950	9,776	10,049	3.8%
MC Sign Lessor Corp. (Delayed Draw) (f) (g)	L+7.00%	9.10%		12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	9.10%		12/22/2022	625	—	—	0.0%
					28,827	25,058	25,650	9.7%
Retail
Bluestem Brands, Inc.	L+7.50%	9.74%		11/6/2020	2,476	2,464	1,653	0.6%
Forman Mills, Inc. (i)	L+7.50%	9.74%		10/4/2021	8,415	8,303	8,259	3.1%
LuLu’s Fashion Lounge, LLC	L+7.00%	9.24%		8/29/2022	4,625	4,511	4,718	1.8%
The Worth Collection, Ltd. (i)	L+8.50%	10.74%		9/29/2021	10,587	10,446	9,137	3.5%
Yandy Holding, LLC	L+11.00%	13.24%		9/30/2019	4,202	4,186	4,185	1.6%
Yandy Holding, LLC (Revolver) (f)	L+11.00%	13.24%		9/30/2019	907	—	—	0.0%
					31,212	29,910	27,952	10.6%
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.24%		6/30/2022	4,937	4,858	4,910	1.8%
Burroughs, Inc. (i)	L+7.50%	9.60%		12/22/2022	5,925	5,844	5,700	2.1%
Burroughs, Inc. (Revolver)	L+7.50%	9.60%		12/22/2022	750	750	721	0.3%
EB Employee Solutions, LLC (i)	L+8.00%	10.24%		2/28/2019	3,121	3,111	3,100	1.2%
First Call Resolution, LLC (i)	L+7.00%	9.10%		9/22/2022	4,110	4,051	4,132	1.6%
First Call Resolution, LLC	L+7.00%	9.39%		9/22/2022	10,000	9,826	10,055	3.8%
Madison Logic, Inc. (i)	L+8.00%	10.24%		11/30/2021	9,999	9,859	9,999	3.8%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	10.24%		11/30/2021	988	—	—	0.0%
					39,830	38,299	38,617	14.6%
Services: Consumer
PeopleConnect Intermediate, LLC	L+6.50%	8.84%		7/1/2020	4,355	4,317	4,355	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	14.84%		7/1/2020	4,677	4,633	4,668	1.8%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+9.50%	11.84%		7/1/2020	236	118	118	0.1%
					9,268	9,068	9,141	3.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Wholesale
Mid-West Wholesale Hardware Co. (i)	L+8.00%	10.24%		2/9/2022		16,444	$16,198	$16,460	6.2%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	10.24%		2/9/2022		4,421	3,158	3,158	1.2%
Nearly Natural, Inc. (i)	L+7.00%	9.39%		12/15/2022		6,947	6,826	7,017	2.6%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	9.39%		12/15/2022		1,522	—	—	0.0%
						29,334	26,182	26,635	10.0%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						367,787	330,019	331,103	125.0%

Unitranche Secured Loans (r)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (i)	L+6.00%	8.24%		6/23/2022		10,477	10,351	10,361	3.9%
MFG Chemical, LLC (Delayed Draw) (f) (g)	L+6.00%	8.24%		6/23/2022		1,135	—	—	0.0%
						11,612	10,351	10,361	3.9%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	8.89%		4/28/2023		4,000	3,963	4,014	1.5%
						4,000	3,963	4,014	1.5%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.74%		n/a	(s)	6,120	6,089	5,838	2.2%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK		n/a	(s)	301	301	301	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	12.24%		n/a	(s)	200	192	200	0.1%
Priority Ambulance, LLC (t)	L+6.00%	8.39%		4/12/2022		9,932	9,932	9,917	3.8%
Priority Ambulance, LLC (i)	L+6.00%	8.39%		4/12/2022		525	496	524	0.2%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.00%	8.39%		4/12/2022		103	—	—	0.0%
						17,181	17,010	16,780	6.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						32,793	31,324	31,155	11.8%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	11.74%		5/8/2019		8,594	8,485	8,379	3.2%
						8,594	8,485	8,379	3.2%
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	10.09%		7/5/2021		5,792	5,792	5,590	2.1%
						5,792	5,792	5,590	2.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00%	(u)	9/15/2021		391	389	359	0.1%
Micro Holdings Corp.	L+7.50%	9.67%		8/18/2025		3,000	2,972	3,038	1.2%
						3,391	3,361	3,397	1.3%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	9.42%		8/4/2025		4,500	4,457	4,511	1.7%
						4,500	4,457	4,511	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	10.36%		5/27/2022		5,000	4,954	5,000	1.9%
						5,000	4,954	5,000	1.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Services: Consumer
Education Corporation of America	L+11.00%	13.39%		3/31/2020	625	$622	$625	0.2%
					625	622	625	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					27,902	27,671	27,502	10.4%

Equity Securities (v) (w)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase 14,247 class A preferred units) (e)	—	—	(x)	11/30/2027	—	116	84	0.0%
						116	84	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK		—	—	501	473	0.2%
						501	473	0.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	—	—	(x)	12/27/2022	—	—	71	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2 LLC units)	—	—	(x)	12/31/2027	—	—	—	0.0%
						—	71	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(x)	—	—	2,413	191	0.1%
						2,413	191	0.1%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	—	—	(x)	—	—	200	31	0.0%
						200	31	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(x)	—	—	129	146	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase 0.8% of the equity)	—	—	(x)	5/14/2026	—	125	107	0.0%
InMobi Pte, Ltd. (represents the right to purchase 2.80% of the equity) (e) (n)	—	—	(x)	9/18/2025	—	—	219	0.1%
						254	472	0.2%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		—	—	86	124	0.1%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		—	—	1	—	0.0%
						87	124	0.1%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	—	(x)	—	—	395	363	0.1%
						395	363	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK		—	—	9,158	8,046	3.0%
						9,158	8,046	3.0%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	—	(x)	—	—	152	177	0.1%
						152	177	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities						13,276	10,032	3.8%
Total Non-Controlled/Non-Affiliate Company Investments						$402,290	$399,792	151.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	10.24% Cash/ 2.00% PIK		7/22/2019	7,560	$7,518	$6,743	2.5%
American Community Homes, Inc.	L+14.50%	10.24% Cash/ 6.50% PIK		7/22/2019	4,530	4,508	4,041	1.5%
American Community Homes, Inc.	L+10.00%	10.24% Cash/ 2.00% PIK		7/22/2019	572	568	510	0.2%
American Community Homes, Inc.	L+10.00%	10.24% Cash/ 2.00% PIK		7/22/2019	458	453	409	0.2%
American Community Homes, Inc.	L+14.50%	10.24% Cash/ 6.50% PIK		7/22/2019	244	241	217	0.1%
American Community Homes, Inc. (Delayed Draw) (f) (g)	L+8.00%	10.24%		7/22/2019	1,667	1,577	1,406	0.5%
					15,031	14,865	13,326	5.0%
Containers, Packaging & Glass
Summit Container Corporation (i)	L+8.00%	10.24%		1/6/2021	3,399	3,403	3,261	1.2%
Summit Container Corporation (Revolver) (f) (i)	L+8.00%	10.17%		1/6/2021	5,500	5,259	5,259	2.0%
					8,899	8,662	8,520	3.2%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (i)	L+10.25%	12.49%		7/10/2019	2,605	2,596	2,605	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	12.49%		7/10/2019	3,136	2,988	2,993	1.1%
					5,741	5,584	5,598	2.1%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.24% PIK		9/12/2019	4,578	4,559	4,038	1.5%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+11.50%	13.74%		9/12/2019	1,059	624	622	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.24% PIK		9/12/2019	211	211	186	0.1%
TPP Operating, Inc.	n/a	n/a	(o)	n/a	9,370	9,330	—	0.0%
TPP Operating, Inc.	n/a	n/a	(o)	n/a	7,671	7,629	—	0.0%
TPP Operating, Inc.	n/a	n/a	(o)	n/a	4,336	4,289	—	0.0%
					27,225	26,642	4,846	1.9%
Services: Business
Curion Holdings, LLC (i)	n/a	10.00% Cash/ 4.00% PIK		5/2/2022	3,855	3,812	3,668	1.4%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00%		5/2/2022	308	189	186	0.1%
					4,163	4,001	3,854	1.5%
Total Non-Controlled Affiliate Senior Secured Loans					61,059	59,754	36,144	13.7%

Unitranche Secured Loans (r)
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (z)	L+9.06%	10.74% Cash/ 0.56% PIK	(aa)	7/1/2019	13,803	13,724	12,927	4.9%
Incipio Technologies, Inc. (ab)	L+8.50%	10.74%		7/1/2019	3,613	3,613	3,613	1.3%
Incipio Technologies, Inc. (Delayed Draw) (f) (g)	L+8.50%	10.74%		7/1/2019	1,535	1,271	1,271	0.5%
					18,951	18,608	17,811	6.7%
Total Non-Controlled Affiliate Unitranche Secured Loans					18,951	18,608	17,811	6.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Junior Secured Loans
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (ac)	n/a	10.70% PIK	(o)	12/31/2020	3,766	$—	$1,422	0.5%
Incipio Technologies, Inc. (ad)	n/a	10.70% PIK	(o)	12/31/2020	7,194	—	—	0.0%
					10,960	—	1,422	0.5%
Services: Business
Curion Holdings, LLC (i)	n/a	15.00% PIK	(o)	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (i)	n/a	15.00% PIK	(o)	1/2/2023	44	—	—	0.0%
					1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					12,724	1	1,422	0.5%

Equity Securities (w)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	—	—	(x)	—	—	—	—	0.0%
						—	—	0.0%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (1,774 shares of series C common units)	—	—	(x)	—	—	—	—	0.0%
Millennial Brands LLC (10 preferred units)	n/a	15.00% PIK	(o)	—	—	967	—	0.0%
Millennial Brands LLC (75,502 common units)	—		(x)	—	—	—	—	0.0%
						967	—	0.0%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(x)	—	—	27	806	0.3%
						27	806	0.3%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(x)	—	—	—	—	0.0%
TPP Operating, Inc. (24 shares of common stock)	—	—	(x)	—	—	1,953	—	0.0%
TPP Operating, Inc. (16 shares of common stock)	—	—	(x)	—	—	1,302	—	0.0%
						3,255	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(x)	—	—	—	—	0.0%
						—	—	0.0%
Total Non-Controlled Affiliate Equity Securities						4,249	806	0.3%
Total Non-Controlled Affiliate Company Investments						$82,612	$56,183	21.2%

Controlled Affiliate Company Investments (ae)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (e)	—	—		—	—	25,200	26,318	10.0%
Total Controlled Affiliate Equity Securities						25,200	26,318	10.0%
Total Controlled Affiliate Company Investments						$25,200	$26,318	10.0%

TOTAL INVESTMENTS						$510,102	$482,293	182.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$138	£108	Bannockburn Global Forex, LLC	10/1/2018	$(3)
Foreign currency forward contract	$137	£107	Bannockburn Global Forex, LLC	1/2/2019	(3)
Foreign currency forward contract	$292	£228	Bannockburn Global Forex, LLC	2/28/2019	(5)
Foreign currency forward contract	$136	£106	Bannockburn Global Forex, LLC	4/1/2019	(2)
Foreign currency forward contract	$293	£229	Bannockburn Global Forex, LLC	5/31/2019	(5)
Foreign currency forward contract	$136	£106	Bannockburn Global Forex, LLC	7/1/2019	(2)
Foreign currency forward contract	$294	£230	Bannockburn Global Forex, LLC	8/30/2019	(5)
Foreign currency forward contract	$134	£105	Bannockburn Global Forex, LLC	10/1/2019	(2)
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	11/29/2019	(5)
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	(2)
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	(5)
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	(2)
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	(2)
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	5/29/2020	(5)
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	8/28/2020	(5)
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	(5)
					$(58)

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $264,752 as of September 30, 2018.
(e)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018, non-qualifying assets totaled 18.16% of the Company’s total assets excluding prepaid expenses.
(f)	All or a portion of this commitment was unfunded at September 30, 2018. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(i)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	A portion of this loan (principal of $2,035) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(n)	This is an international company.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands, except for shares and units)

(o)	This position was on non-accrual status as of September 30, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(p)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(q)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.61% per annum.
(r)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(s)	This is a demand note with no stated maturity.
(t)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	This loan is subject to a prime rate cap of 1.10%.
(v)	Represents less than 5% ownership of the portfolio company’s voting securities.
(w)	Ownership of certain equity investments may occur through a holding company or partnership.
(x)	Represents a non-income producing security.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.56% per annum.
(ab)	A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	11.61%	2/24/2021	15,750	$15,415	$15,654	5.6%
HFZ Capital Group, LLC (e)	L+10.00%	11.36%	10/21/2019	18,000	17,613	17,991	6.5%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.32%	11/10/2020	10,000	4,212	4,268	1.5%
PKS Holdings, LLC (e)	L+9.50%	10.85%	11/30/2022	1,800	1,640	1,719	0.6%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	10.85%	11/30/2022	80	—	—	0.0%
				45,630	38,880	39,632	14.2%
Beverage, Food & Tobacco
All Holding Company, LLC (h)	L+7.00%	8.57%	11/15/2021	5,328	5,246	5,368	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.57%	8/23/2022	6,913	6,850	6,791	2.5%
				12,241	12,096	12,159	4.4%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.57%	7/10/2020	5,319	5,266	5,319	1.9%
Cali Bamboo, LLC (Revolver) (f)	L+8.00%	9.57%	7/10/2020	2,165	1,039	1,039	0.4%
Cornerstone Detention Products, Inc. (i)	L+11.83%	10.07% Cash/ 3.33% PIK (j)	4/8/2019	3,521	3,501	3,500	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.07%	4/8/2019	400	200	199	0.1%
TRP Construction Group, LLC (h)	L+6.50%	8.07%	10/5/2022	8,000	7,845	7,992	2.9%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.07%	10/5/2022	2,134	—	—	0.0%
				21,539	17,851	18,049	6.6%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (h)	L+7.25%	8.82%	8/22/2022	11,850	11,625	11,808	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	8.82%	8/22/2022	2,400	—	—	0.0%
				14,250	11,625	11,808	4.2%
Consumer Goods: Non-Durable
Gibson Brands, Inc. (k)	8.88%	8.88%	8/1/2018	10,000	8,664	8,435	3.0%
Solaray, LLC	L+6.50%	8.02%	9/11/2023	3,264	3,236	3,264	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	8.19%	9/11/2023	699	699	699	0.3%
				13,963	12,599	12,398	4.5%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.07% Cash/ 2.25% PIK (l)	12/20/2019	2,386	2,372	2,352	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.07%	12/20/2019	313	—	—	0.0%
				2,699	2,372	2,352	0.8%
Environmental Industries
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	3,011	2,958	3,036	1.1%
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	504	495	508	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+8.00%	9.57%	4/29/2018	1,342	859	866	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.57%	4/29/2021	671	47	47	0.0%
				5,528	4,359	4,457	1.6%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (e) (m)	L+8.00%	9.57%	9/13/2022	4,133	$4,055	$4,136	1.5%
American Optics Holdco, Inc. (Revolver) (e) (f) (m)	L+8.00%	9.57%	9/13/2022	440	—	—	0.0%
American Optics Holdco, Inc. (e) (m)	L+8.00%	9.57%	9/13/2022	760	746	761	0.3%
American Optics Holdco, Inc. (Revolver) (e) (f) (m)	L+8.00%	9.57%	9/13/2022	440	—	—	0.0%
Beaver-Visitec International Holdings, Inc.	L+5.00%	6.69%	8/19/2023	4,938	4,895	4,938	1.8%
Edge Systems Holdings Corp.	L+7.75%	9.32%	12/1/2021	3,384	3,329	3,445	1.2%
Edge Systems Holdings Corp. (Revolver) (f)	P+6.75%	11.25%	12/1/2021	260	—	—	0.0%
Familia Dental Group Holdings, LLC (h)	L+8.00%	9.57%	4/8/2021	5,259	5,199	5,322	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	9.57%	4/8/2021	506	506	512	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	9.57%	4/8/2021	573	344	344	0.1%
				20,693	19,074	19,458	7.0%
High Tech Industries
Answers Finance, LLC	L+5.00%	6.57%	4/15/2021	253	251	249	0.1%
Corbett Technology Solutions, Inc. (h)	L+7.00%	8.57%	11/8/2021	4,275	4,224	4,318	1.5%
Corbett Technology Solutions, Inc. (Revolver) (f)	L+7.00%	8.57%	11/8/2021	867	607	607	0.2%
Energy Services Group, LLC	L+9.82%	11.39%	5/4/2022	4,620	4,568	4,678	1.7%
Energy Services Group, LLC (e) (n)	L+9.82%	10.82%	5/4/2022	2,495	2,361	2,509	0.9%
Energy Services Group, LLC (Delayed Draw) (f) (g)	L+9.82%	11.39%	5/4/2022	1,313	1,096	1,126	0.4%
Newforma, Inc. (h)	L+7.50%	9.19%	6/30/2022	14,962	14,754	15,060	5.4%
Newforma, Inc. (Revolver) (f)	L+7.50%	9.19%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.07%	12/12/2022	3,500	3,430	3,430	1.2%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+7.50%	9.07%	12/12/2022	2,334	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.50%	9.07%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited (e) (m) (n)	L+7.50%	8.02%	11/9/2023	9,459	9,057	9,516	3.4%
RPL Bidco Limited (Revolver) (e) (f) (m) (n)	L+7.50%	8.02%	11/9/2023	540	—	—	0.0%
				46,101	40,348	41,493	14.8%
Hotels, Gaming & Leisure
BC Equity Ventures LLC	L+6.50%	8.07%	8/31/2022	2,586	2,543	2,624	0.9%
Miles Partnership LLC	L+8.50%	10.19%	3/24/2021	5,946	5,910	6,005	2.2%
Miles Partnership LLC (Delayed Draw) (f) (g)	L+8.50%	10.19%	3/24/2021	1,422	1,074	1,085	0.4%
Miles Partnership LLC (Revolver) (f)	L+8.50%	10.19%	3/24/2021	320	—	—	0.0%
TRG, LLC	L+12.42%	8.86% Cash/ 4.92% PIK (o)	3/31/2021	17,088	17,000	17,190	6.2%
TRG, LLC (CapEx) (f)	L+9.50%	8.86% Cash/ 2.00% PIK	3/31/2021	1,629	1,340	1,354	0.5%
TRG, LLC (Revolver) (f)	L+9.50%	10.86%	3/31/2021	262	131	131	0.0%
Vacation Innovations, LLC (p)	L+9.31%	8.57% Cash/ 2.31% PIK (q)	8/20/2020	9,282	9,170	10,040	3.6%
Vacation Innovations, LLC (Delayed Draw) (f) (g)	L+7.50%	8.57% Cash/ 0.50% PIK	8/20/2020	2,037	—	—	0.0%
Vacation Innovations, LLC (Revolver)	L+7.50%	8.57% Cash/ 0.50% PIK	8/20/2020	342	342	342	0.1%
				40,914	37,510	38,771	13.9%

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Nearly Natural, Inc. (h)	L+7.00%	8.59%		12/15/2022	7,000	$6,861	$6,860	2.5%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	8.59%		12/15/2022	1,522	—	—	0.0%
					29,511	23,138	23,404	8.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					378,116	332,406	335,935	120.6%
Unitranche Secured Loans (ab)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (h)	L+6.00%	7.57%		6/23/2022	8,856	8,734	8,860	3.2%
					8,856	8,734	8,860	3.2%
Consumer Goods: Non-Durable
Incipio Technologies, Inc. (s)	L+7.75%	9.32%		12/26/2019	12,209	12,063	11,769	4.2%
					12,209	12,063	11,769	4.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.07%		4/27/2018	6,120	6,076	5,912	2.1%
Collaborative Neuroscience Network, LLC	L+15.00%	12.00% Cash/ 3.00% PIK		4/27/2018	295	295	295	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.57%		4/27/2018	200	191	195	0.1%
Priority Ambulance, LLC (h)	L+6.50%	8.19%		4/12/2022	9,258	9,088	9,309	3.4%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	8.19%		4/12/2022	677	—	—	0.0%
					16,550	15,650	15,711	5.7%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.07%		12/31/2021	4,214	4,214	3,955	1.4%
					4,214	4,214	3,955	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					41,829	40,661	40,295	14.5%
Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.38%		8/2/2022	5,000	4,943	5,000	1.8%
					5,000	4,943	5,000	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	10.98%		5/8/2019	8,594	8,361	8,336	3.0%
					8,594	8,361	8,336	3.0%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.08%		7/5/2021	5,792	5,792	5,611	2.0%
					5,792	5,792	5,611	2.0%
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	9.75%		7/31/2024	3,000	2,956	3,034	1.1%
					3,000	2,956	3,034	1.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00	% (ac)	9/15/2021	394	392	386	0.1%
Micro Holdings Corp.	L+7.50%	9.09%		8/18/2025	3,000	2,971	3,021	1.1%
					3,394	3,363	3,407	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	8.71%		8/4/2025	4,500	4,456	4,522	1.6%
					4,500	4,456	4,522	1.6%

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2018, MRCC SBIC had $57,624 in leverageable capital and $115,000 in SBA-guaranteed debentures outstanding. See Note 7 for additional information.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2018, the Company received return of capital distributions from the Company’s investment in LLC equity interest in SLF of zero and $9,500, respectively. For the three and nine months ended September 30, 2017, the Company did not receive return of capital distributions from the Company’s investment in LLC equity interest in SLF, as the Company did not make its investment in SLF until November 2017.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,490 and $8,005 as of September 30, 2018 and December 31, 2017, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2018 totaled $381 and $1,320, respectively. For the three and nine months ended September 30, 2017, upfront loan origination and closing fees received totaled $755 and $2,732, respectively. For the three and nine months ended September 30, 2018, interest income included $281 and $1,837 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. For the three and nine months ended September 30, 2017, interest income included $532 and $1,278 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three and nine months ended September 30, 2018, interest income included $450 and $895 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively. For the three and nine months ended September 30, 2017, interest income included $514 and $1,488 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended September 30, 2018, interest income included $733 and $1,389 of PIK interest, respectively. For the three and nine months ended September 30, 2017, interest income included $345 and $1,363 of PIK interest, respectively. For the three and nine months ended September 30, 2018, dividend income included $288 and $813 of PIK dividends, respectively. For the three and nine months ended September 30, 2017, dividend income did not include PIK dividends. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $13,381 and $8,516 at September 30, 2018 and December 31, 2017, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. See Note 7 for additional information.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2018 and December 31, 2017, the Company had unamortized deferred financing costs of $6,721 and $4,670, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2018 was $355 and $951, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2017 was $274 and $760, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs are charged against the proceeds from debt or equity offerings within the consolidated statements of changes in net assets. As of September 30, 2018 and December 31, 2017, other assets on the consolidated statements of assets and liabilities included $288 and $494, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when received.

Investments Denominated in Foreign Currency

As of September 30, 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Derivative Instruments

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts are recorded on the Company’s consolidated statements of assets and liabilities by counterparty on a net basis.

The Company does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gain or loss recorded in net change in unrealized gain (loss) from foreign currency and other transactions in the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2018, zero and $11, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. For the three and nine months ended September 30, 2017, $100 and $100, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of September 30, 2018 and December 31, 2017, payables for excise taxes of zero and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2018. The 2014 through 2017 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to the Company, the amendments include certain presentation changes to the net assets section of the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets (among other changes). The amendments are effective for all filings submitted on or after November 5, 2018. The Company has adopted the final rules, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2018		December 31, 2017
Amortized Cost:
Senior secured loans	$389,773	76.4%	$399,770	78.8%
Unitranche secured loans	49,932	9.8	40,661	8.0
Junior secured loans	27,672	5.4	40,449	8.0
LLC equity interest in SLF	25,200	4.9	9,500	1.8
Equity securities	17,525	3.5	17,200	3.4
Total	$510,102	100.0%	$507,580	100.0%

	September 30, 2018		December 31, 2017
Fair Value:
Senior secured loans	$367,247	76.1%	$387,874	78.5%
Unitranche secured loans	48,966	10.2	40,295	8.2
Junior secured loans	28,924	6.0	38,549	7.8
LLC equity interest in SLF	26,318	5.5	9,640	1.9
Equity securities	10,838	2.2	17,780	3.6
Total	$482,293	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2018		December 31, 2017
Amortized Cost:
International	$19,002	3.7%	$13,858	2.7%
Midwest	116,699	22.9	98,907	19.5
Northeast	134,279	26.3	142,742	28.1
Southeast	73,029	14.3	84,108	16.6
Southwest	61,698	12.1	59,335	11.7
West	105,395	20.7	108,630	21.4
Total	$510,102	100.0%	$507,580	100.0%

	September 30, 2018		December 31, 2017
Fair Value:
International	$19,478	4.0%	$14,632	3.0%
Midwest	115,442	23.9	98,390	19.9
Northeast	134,047	27.8	143,942	29.1
Southeast	72,297	15.0	85,293	17.3
Southwest	35,700	7.4	47,968	9.7
West	105,329	21.9	103,913	21.0
Total	$482,293	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2018		December 31, 2017
Amortized Cost:
Aerospace & Defense	$—	—%	$4,943	1.0%
Banking, Finance, Insurance & Real Estate	62,277	12.2	60,519	11.9
Beverage, Food & Tobacco	17,755	3.5	17,888	3.5
Capital Equipment	2,906	0.6	—	—
Chemicals, Plastics & Rubber	14,221	2.8	8,734	1.7
Construction & Building	23,848	4.6	17,851	3.5
Consumer Goods: Durable	15,177	3.0	11,625	2.3
Consumer Goods: Non-Durable	23,486	4.6	29,982	5.9
Containers, Packaging & Glass	8,662	1.7	5,084	1.0
Energy: Oil & Gas	2,535	0.5	2,372	0.5
Environmental Industries	4,285	0.8	4,359	0.9
Healthcare & Pharmaceuticals	52,879	10.3	59,613	11.7
High Tech Industries	55,614	10.9	46,124	9.1
Hotels, Gaming & Leisure	18,762	3.7	41,924	8.2
Investment Funds & Vehicles	25,200	4.9	9,500	1.9
Media: Advertising, Printing & Publishing	25,312	5.0	22,647	4.5
Media: Broadcasting & Subscription	4,457	0.9	15,712	3.1
Media: Diversified & Production	4,954	1.0	4,947	1.0
Retail	59,894	11.7	60,005	11.8
Services: Business	42,696	8.4	33,350	6.6
Services: Consumer	18,848	3.7	21,263	4.2
Telecommunications	—	—	3,089	0.6
Utilities: Electric	—	—	2,759	0.5
Wholesale	26,334	5.2	23,290	4.6
Total	$510,102	100.0%	$507,580	100.0%

	September 30, 2018		December 31, 2017
Fair Value:
Aerospace & Defense	$—	—%	$5,000	1.0%
Banking, Finance, Insurance & Real Estate	61,160	12.7	61,407	12.4
Beverage, Food & Tobacco	17,360	3.6	17,770	3.6
Capital Equipment	2,970	0.6	—	—
Chemicals, Plastics & Rubber	14,266	3.0	8,860	1.8
Construction & Building	24,036	5.0	18,049	3.7
Consumer Goods: Durable	15,254	3.2	11,808	2.4
Consumer Goods: Non-Durable	23,168	4.8	24,717	5.0
Containers, Packaging & Glass	8,520	1.8	4,928	1.0
Energy: Oil & Gas	2,504	0.5	2,352	0.5
Environmental Industries	4,336	0.9	4,457	0.9
Healthcare & Pharmaceuticals	52,141	10.8	65,582	13.3
High Tech Industries	54,244	11.2	46,239	9.4
Hotels, Gaming & Leisure	20,003	4.1	42,744	8.6
Investment Funds & Vehicles	26,318	5.5	9,640	2.0
Media: Advertising, Printing & Publishing	26,122	5.4	23,264	4.7
Media: Broadcasting & Subscription	4,511	0.9	15,965	3.2
Media: Diversified & Production	5,000	1.0	5,006	1.0
Retail	32,922	6.8	41,644	8.4
Services: Business	42,834	8.9	33,732	6.8
Services: Consumer	17,812	3.7	21,474	4.3
Telecommunications	—	—	3,152	0.6
Utilities: Electric	—	—	2,792	0.6
Wholesale	26,812	5.6	23,556	4.8
Total	$482,293	100.0%	$494,138	100.0%

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

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both September 30, 2018 and December 31, 2017, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2018, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $50,400 was funded. As of December 31, 2017, SLF had $100,000 in commitments from its members (in the aggregate), of which $19,000 was funded.

As of both September 30, 2018 and December 31, 2017, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of September 30, 2018 and December 31, 2017, $25,200 and $9,500 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and nine months ended September 30, 2018, the Company received $550 and $1,075 dividend income from the SLF LLC equity interests, respectively. For the three and nine months ended September 30, 2017, the Company did not receive dividend income from the SLF LLC equity interests, as the Company did not make its investment in SLF until November 2017.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2018 allowed SLF SPV to borrow up to $100,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2018, SLF incurred $29 and $29, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of September 30, 2018 and December 31, 2017, SLF had total assets at fair value of $142,112 and $41,641, respectively. As of September 30, 2018 and December 31, 2017, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2018 and December 31, 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $5,123 and $2,083, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Senior secured loans (1)	134,629	29,438
Weighted average current interest rate on senior secured loans (2)	7.4%	7.1%
Number of borrowers in SLF	39	8

(1)	Represents outstanding principal amount, excluding unfunded commitments.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2018

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
MAG Aerospace Industries, Inc.	L+4.75%	6.99%	6/6/2025	3,292	$3,283
The KEYW Corporation	L+4.50%	6.63%	5/8/2024	1,525	1,536
Trident Maritime SH, Inc.	L+5.50%	7.89%	6/4/2024	4,660	4,658
Trident Maritime SH, Inc. (Revolver) (d)	P+4.50%	9.50%	6/4/2024	340	—
				9,817	9,477
Automotive
Wheel Pros, LLC	L+4.75%	6.99%	4/4/2025	3,990	3,943
				3,990	3,943
Banking, Finance, Insurance & Real Estate
MTC Intermediate Holdco, Inc.	L+4.75%	6.99%	1/30/2023	4,975	4,975
Pivotal Payments Inc. (c)	L+4.50%	6.89%	10/1/2025	3,750	3,713
Zenith Merger Sub, Inc.	L+5.50%	7.89%	12/13/2023	3,722	3,720
				12,447	12,408
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.74%	11/10/2022	4,947	4,947
SW Ingredients Holdings, LLC	L+4.25%	6.64%	7/3/2025	3,741	3,728
US Salt, LLC	L+4.75%	6.99%	11/30/2023	3,482	3,482
				12,170	12,157
Capital Equipment
Analogic Corp	L+6.00%	8.21%	6/24/2024	5,000	5,012
				5,000	5,012
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.64%	4/11/2025	499	506
Peach State Labs, LLC	L+6.50%	8.61%	6/30/2021	2,862	2,876
				3,361	3,382
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	6.64%	3/28/2025	1,327	1,332
				1,327	1,332
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.10%	5/1/2024	1,863	1,870
SSH Group Holdings, Inc.	L+4.25%	6.59%	7/30/2025	2,334	2,357
				4,197	4,227
Consumer Goods: Non-Durable
Solaray, LLC (e)	L+6.50%	8.83%	9/11/2023	1,613	1,613
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.82%	9/11/2023	1,870	1,182
				3,483	2,795
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	6.87%	4/3/2024	3,975	3,979
PVHC Holding Corp	L+4.75%	7.14%	8/5/2024	3,325	3,342
PVHC Holding Corp (Delayed Draw) (d)	L+4.75%	7.14%	8/5/2024	425	—
				7,725	7,321
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.54%	7/30/2025	4,027	4,019
Drilling Info Holdings, Inc. (Delayed Draw) (d)	L+4.25%	6.54%	7/30/2025	640	—
				4,667	4,019
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.64%	3/17/2025	2,328	2,328
LSCS Holdings, Inc.	L+4.25%	6.38%	3/17/2025	601	601
Radiology Partners, Inc.	L+4.25%	6.59%	7/9/2025	5,000	5,037
Solara Medical Supplies, LLC	L+6.00%	8.39%	5/31/2023	5,643	5,649
Solara Medical Supplies, LLC (Delayed Draw) (d)	L+6.00%	8.39%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (d)	L+6.00%	8.39%	5/31/2023	714	—
				15,357	13,615
High Tech Industries
AQA Acquisition Holding, Inc. (c)	L+4.25%	6.64%	5/24/2023	3,333	3,325
Corel Corporation	L+5.00%	7.31%	6/4/2024	2,500	2,515
Gigamon, Inc.	L+4.50%	6.89%	12/27/2024	2,978	3,000
				8,811	8,840
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	7.65%	9/11/2023	5,000	4,987
Cadent, LLC (Revolver) (d)	L+5.50%	7.65%	9/11/2023	167	—
				5,167	4,987

Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.74%	12/20/2024	6,948	6,991
				6,948	6,991
Services: Business
CHA Holdings, Inc.	L+4.50%	6.89%	4/10/2025	2,049	2,064
CHA Holdings, Inc. (Delayed Draw) (d)	L+4.50%	6.89%	4/10/2025	446	—
Engage2Excel, Inc.	L+6.50%	8.85%	3/7/2023	4,353	4,379
Engage2Excel, Inc. (Revolver) (d)	P+5.50%	10.75%	3/7/2023	545	18
GI Revelation Acquisition LLC	L+5.00%	7.24%	4/16/2025	1,397	1,402
Output Services Group, Inc.	L+4.25%	6.49%	3/27/2024	4,990	5,033
SIRVA Worldwide, Inc.	L+5.50%	7.74%	8/4/2025	2,000	2,008
				15,780	14,904
Services: Consumer
LegalZoom.com, Inc.	L+4.25%	6.46%	11/21/2024	1,985	2,017
				1,985	2,017
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.36%	7/21/2025	1,833	1,842
Mavenir Systems, Inc.	L+6.00%	8.14%	5/8/2025	3,990	4,000
				5,823	5,842
Utilities: Oil & Gas
NGS US Finco, LLC (c)	L+4.25%	6.64%	9/15/2025	1,750	1,741
				1,750	1,741
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.84%	12/30/2024	4,962	5,000
Halo Buyer, Inc.	L+4.50%	6.74%	6/27/2025	3,510	3,483
Halo Buyer, Inc. (Delayed Draw) (d)	L+4.50%	6.72%	6/27/2025	1,478	1,363
				9,950	9,846

TOTAL INVESTMENTS					$134,856

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Investment position or portion thereof unsettled as of September 30, 2018.
(d)	All or a portion of this commitment was unfunded as of September 30, 2018. Principal reflects the commitment outstanding.
(e)	The Company also holds a portion of the term loan in this portfolio company.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/2/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/11/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/11/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/27/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/20/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Investment position or portion thereof unsettled as of December 31, 2017.

(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

Below is certain summarized financial information for SLF as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value	$134,856	$29,126
Cash	491	12,504
Restricted cash	6,362	—
Interest receivable	403	11
Total assets	$142,112	$41,641
Liabilities
Revolving credit facility	$81,432	$—
Less: Unamortized deferred financing costs	(1,198)	—
Total debt, less unamortized deferred financing costs	80,234	—
Payable for open trades	8,754	22,304
Interest payable	311	—
Accounts payable and accrued expenses	178	57
Total liabilities	89,477	22,361
Members’ capital	52,635	19,280
Total liabilities and members’ capital	$142,112	$41,641

	Three months ended September 30,		Nine months ended September 30,
	2018	2017 (1)	2018	2017 (1)
	(unaudited)		(unaudited)
Investment income:
Interest income	$2,262	$—	$4,441	$—
Total investment income	2,262	—	4,441	—
Expenses:
Interest and other debt financing expenses	922	—	1,571	—
Organizational costs	—	—	11	—
Professional fees	139	—	201	—
Total expenses	1,061	—	1,783	—
Net investment income (loss)	1,201	—	2,658	—
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	448	—	1,447	—
Net gain (loss) on investments	448	—	1,447	—
Net increase (decrease) in members’ capital	$1,649	$—	$4,105	$—

(1)	SLF commenced operations on November 14, 2017.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of September 30, 2018 and December 31, 2017 were categorized as Level 3 investments.

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

Foreign Currency Forward Contracts

The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as level 2 in the fair value hierarchy.

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of September 30, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$367,247	$367,247
Unitranche secured loans	—	—	48,966	48,966
Junior secured loans	—	—	28,924	28,924
Equity securities	—	—	10,838	10,838
Investments measured at NAV (1) (2)	—	—	—	26,318
Total Investments	$—	$—	$455,975	$482,293
Foreign currency forward contracts (liability)	$—	$(58)	$—	$(58)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The following table presents fair value measurements of investments, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$387,874	$387,874
Unitranche secured loans	—	—	40,295	40,295
Junior secured loans	—	—	38,549	38,549
Equity securities	—	—	17,780	17,780
Investments measured at NAV (1) (2)	—	—	—	9,640
Total Investments	$—	$—	$484,498	$494,138

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior, unitranche and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 7.89% to 16.74% at September 30, 2018 and 6.57% to 15.00% at December 31, 2017. The maturity dates on the loans outstanding at September 30, 2018 range between December 2018 and August 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three and nine months ended September 30, 2018:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of June 30, 2018	$387,639	$51,485	$28,515	$11,903	$479,542	$—
Net change in unrealized gain (loss) on investments	(5,145)	(572)	2,373	(241)	(3,585)	—
Net realized gain (loss) on investments	(2,495)	—	(2,011)	(1,094)	(5,600)	—
Purchases of investments and other adjustments to cost (1)	43,954	1,818	48	270	46,090	—
Proceeds from principal payments and sales on investments (2)	(56,706)	(3,765)	(1)	—	(60,472)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of September 30, 2018	$367,247	$48,966	$28,924	$10,838	$455,975	$—

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498	$—
Net change in unrealized gain (loss) on investments	(10,631)	(599)	3,152	(7,267)	(15,345)	—
Net realized gain (loss) on investments	(2,495)	—	(2,011)	(1,094)	(5,600)	—
Purchases of investments and other adjustments to cost (1)	88,864	13,338	141	1,419	103,762	—
Proceeds from principal payments and sales on investments (2)	(96,365)	(4,068)	(10,907)	—	(111,340)	—
Net change in unrealized gain (loss) on secured borrowings	—	—	—	—	—	—
Repayments on secured borrowings	—	—	—	—	—	—
Net realized (gain) loss on secured borrowings	—	—	—	—	—	—
Balance as of September 30, 2018	$367,247	$48,966	$28,924	$10,838	$455,975	$—

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

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

The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and nine months ended September 30, 2018, attributable to Level 3 investments still held at September 30, 2018, was ($8,712) and ($13,198), respectively. The total change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and nine months ended September 30, 2017, attributable to Level 3 investments still held at September 30, 2017, was ($254) and ($11,637), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2018 and 2017.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2018 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$259,999		Discounted cash flow	EBITDA multiples	7.1	x	4.0	x	12.5	x
				Market yields	11.7%		8.2%		17.0%
Senior secured loans	29,190		Discounted cash flow	Revenue multiples	3.5	x	3.3	x	3.8	x
				Market yields	8.7%		8.6%		8.8%
Senior secured loans	15,412		Waterfall	Delinquency ratio	0.0%		0.0%		0.0%
Senior secured loans	13,326		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	9,821		Enterprise value	EBITDA multiples	7.4	x	6.5	x	8.5	x
Senior secured loans	17,864		Liquidation	Net realizable value of assets	41.3%		41.3%		41.3%
Senior secured loans	9,137		Enterprise value	Revenue multiples	0.4	x	0.4	x	0.4	x
Senior secured loans	222		Combination of enterprise value and discounted cash flow	EBITDA multiples	6.8	x	6.8	x	6.8	x
				Market yields	11.0%		11.0%		11.0%
Unitranche secured loans	35,738		Discounted cash flow	EBITDA multiples	7.7	x	5.5	x	9.0	x
				Market yields	12.3%		10.0%		21.5%
Unitranche secured loans	13,228		Enterprise value	EBITDA multiples	5.6	x	5.5	x	9.0	x
Junior secured loans	625		Discounted cash flow	EBITDA multiples	2.8	x	2.8	x	2.8	x
				Market yields	14.5%		14.5%		14.5%
Junior secured loans	1,422		Enterprise value	EBITDA multiples	5.5	x	5.5	x	5.5	x
Equity securities	8,046		Discounted cash flow	EBITDA multiples	2.8	x	2.8	x	2.8	x
				Market yields	28.5%		28.5%		28.5%
Equity securities	219		Enterprise value	Revenue multiples	2.5	x	2.5	x	2.5	x
Equity securities	2,382		Enterprise value	EBITDA multiples	7.0	x	4.0	x	10.5	x
Total Level 3 Assets	$416,631	(1)

(1)	Excludes loans of $39,344 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. As of September 30, 2018, the 2023 Notes were trading on The Nasdaq Global Select Market for $24.97 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $69,000 in principal outstanding 2023 Notes was $68,917. SBA-guaranteed debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $115,000 and $109,520, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2018 and 2017 were as follows:

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30,2018
Non-controlled affiliate company investments:
American Community Homes, Inc.	$7,441	$—	$—	$(331)	$226	$31	$—	$(624)	$6,743
American Community Homes, Inc.	4,329	—	—	(165)	283	14	—	(420)	4,041
American Community Homes, Inc.	542	—	—	—	30	2	—	(64)	510
American Community Homes, Inc.	431	—	—	—	14	4	—	(40)	409
American Community Homes, Inc.	224	—	—	—	15	3	—	(25)	217
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	1,577	—	—	—	—	(171)	1,406
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	353	—	—	—	—	—	—	(353)	—
	13,320	—	1,577	(496)	568	54	—	(1,697)	13,326

Curion Holdings, LLC (1)	—	3,775	—	(25)	45	3	—	(130)	3,668
Curion Holdings, LLC (Revolver) (1)	—	76	112	—	—	—	—	(2)	186
Curion Holdings, LLC (1)	—	—	1	—	—	—	—	(1)	—
Curion Holdings, LLC (1)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	—	3,851	113	(25)	45	3	—	(133)	3,854

Incipio Technologies, Inc. (2)	—	13,307	—	—	—	33	—	(413)	12,927
Incipio Technologies, Inc. (2)	—	3,613	—	—	—	—	—	—	3,613
Incipio Technologies, Inc. (Delayed Draw)	—	—	1,271	—	—	—	—	—	1,271
Incipio Technologies, Inc. (2)	—	1,143	—	—	—	—	—	279	1,422
Incipio Technologies, Inc. (2)	—	—	—	—	—	—	—	—	—
Incipio Technologies, Inc. (1,774 shares of Series C common stock) (2)	—	—	—	—	—	—	—	—	—
	—	18,063	1,271	—	—	33	—	(134)	19,233

Luxury Optical Holdings Co.	3,697	—	—	—	328	13	—	—	4,038
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	(1)	622
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	15	—	—	1	186
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	343	13	—	—	4,846

Millennial Brands LLC	—	—	—	—	—	—	(1,157)	1,157	—
Millennial Brands LLC	—	—	—	—	—	—	(416)	416	—
Millennial Brands LLC	—	—	—	—	—	—	(235)	235	—
Millennial Brands LLC	550	—	—	(167)	—	—	(367)	(16)	—
Millennial Brands LLC	—	—	—	—	—	—	(2,011)	2,011	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	(167)	—	—	(4,186)	3,803	—

Rockdale Blackhawk, LLC (3)	10,594	(12,753)	—	—	—	110	—	2,049	—
Rockdale Blackhawk, LLC (Capex) (3)	533	(641)	—	—	—	—	—	108	—
Rockdale Blackhawk, LLC (Revolver) (3)	1,797	(2,159)	—	—	—	—	—	362	—
Rockdale Blackhawk, LLC (Revolver) (3)	3,145	(3,778)	—	—	—	—	—	633	—
Rockdale Blackhawk, LLC (Revolver) (3)	—	(2,672)	2,288	—	—	—	—	384	—
Rockdale Blackhawk, LLC – LLC Units (3)	5,673	—	—	—	—	—	—	(5,673)	—
	21,742	(22,003)	2,288	—	—	110	—	(2,137)	—

SHI Holdings, Inc.	2,625	—	—	(20)	—	8	—	(8)	2,605
SHI Holdings, Inc. (Revolver)	2,226	—	768	—	—	4	—	(5)	2,993
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	20	806
	5,637	—	768	(20)	—	12	—	7	6,404

Summit Container Corporation	3,421	—	—	(227)	34	20	—	13	3,261
Summit Container Corporation	1,507	—	—	(1,523)	15	—	—	1	—
Summit Container Corporation (Revolver)	—	—	19,329	(14,070)	—	—	—	—	5,259
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	19,329	(15,820)	49	20	—	14	8,520

TPP Operating, Inc. (4)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (4)	3,373	724	63	(42)	—	—	—	(4,118)	—
TPP Operating, Inc. (4)	4,593	(724)	467	(47)	—	—	—	(4,289)	—
TPP Operating, Inc. (24 shares of common stock) (4)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (16 shares of common stock) (4)	—	—	—	—	—	—	—	—	—
	7,966	—	530	(89)	—	—	—	(8,407)	—
Total non-controlled affiliate company investments	$58,751	$(89)	$25,876	$(16,735)	$1,005	$245	$(4,186)	$(8,684)	$56,183

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$9,640	$—	$25,200	$(9,500)	$—	$—	$—	$978	$26,318
	9,640	—	25,200	(9,500)	—	—	—	978	26,318
Total controlled affiliate company investments	$9,640	$—	$25,200	$(9,500)	$—	$—	$—	$978	$26,318

Portfolio Company	Fair value at December 31, 2016	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2017
Non-controlled affiliate company investments:
American Community Homes, Inc.	$7,816	$—	$—	$—	$—	$31	$—	$(406)	$7,441
American Community Homes, Inc.	4,301	—	—	—	147	15	—	(194)	4,269
American Community Homes, Inc.	518	—	—	—	18	3	—	(3)	536
American Community Homes, Inc.	—	—	431	—	—	2	—	(3)	430
American Community Homes, Inc.	—	—	216	—	3	1	—	1	221
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	1,315	—	—	—	—	—	—	(705)	610
	13,950	—	647	—	168	52	—	(1,310)	13,507

Luxury Optical Holdings Co. (5)	—	3,854	—	—	66	4	—	(344)	3,580
Luxury Optical Holdings Co. (Delayed Draw)	—	—	741	—	—	—	—	—	741
Luxury Optical Holdings Co. (Revolver) (5)	—	116	67	—	2	—	—	(20)	165
Luxury Optical Holdings Co. (86 shares of common stock) (5)	—	—	—	—	—	—	—	—	—
	—	3,970	808	—	68	4	—	(364)	4,486

Millennial Brands LLC	464	—	—	—	33	—	—	(497)	—
Millennial Brands LLC	365	—	—	—	15	(1)	—	(325)	54
Millennial Brands LLC	225	—	—	—	10	—	—	(33)	202
Millennial Brands LLC	—	—	—	—	72	—	—	(72)	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	1,054	—	—	—	130	(1)	—	(927)	256

Rockdale Blackhawk, LLC	10,933	—	—	—	—	147	—	(283)	10,797
Rockdale Blackhawk, LLC (Capex)	565	—	—	(16)	—	—	—	(7)	542
Rockdale Blackhawk, LLC (Revolver)	924	—	925	—	—	—	—	(25)	1,824
Rockdale Blackhawk, LLC (Revolver)	—	—	3,236	—	—	—	—	(44)	3,192
Rockdale Blackhawk, LLC - LLC Units (18.00% of the LLC interest) (6)	14,655	—	—	—	—	—	—	(6,035)	8,620
	27,077	—	4,161	(16)	—	147	—	(6,394)	24,975

SHI Holdings, Inc.	2,625	—	—	—	—	12	—	(12)	2,625
SHI Holdings, Inc. (Revolver)	1,203	—	833	—	—	3	—	(4)	2,035
SHI Holdings, Inc. (24 shares of common stock)	469	—	—	—	—	—	—	323	792
	4,297	—	833	—	—	15	—	307	5,452

Summit Container Corporation	3,550	—	—	(102)	54	18	—	(99)	3,421
Summit Container Corporation	—	—	1,499	—	1	—	—	(2)	1,498
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	113	—	—	—	—	—	—	(113)	—
	3,663	—	1,499	(102)	55	18	—	(214)	4,919
Total non-controlled affiliate company investments	$50,041	$3,970	$7,948	$(118)	$421	$235	$—	$(8,902)	$53,595

Controlled affiliate company investments:
TPP Operating, Inc. (7)	$1,799	$—	$—	$—	$—	$—	$—	$(1,799)	$—
TPP Operating, Inc. (7)	4,344	2,541	—	—	—	—	—	(1,590)	5,295
TPP Operating, Inc. (7)	2,756	(2,541)	4,330	(972)	—	—	—	—	3,573
TPP Operating, Inc. (40 shares of common stock) (7)	—	—	—	—	—	—	—	—	—
TPP Acquisition, Inc. (829 shares of common stock) (7)	—	—	—	—	—	—	—	—	—
	8,899	—	4,330	(972)	—	—	—	(3,389)	8,868
Total controlled affiliate company investments	$8,899	$—	$4,330	$(972)	$—	$—	$—	$(3,389)	$8,868

	For the nine months ended September 30,
	2018			2017
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$806	$—	$—	$584	$—	$—
American Community Homes, Inc.	617	—	—	470	—	—
American Community Homes, Inc.	72	—	—	58	—	—
American Community Homes, Inc.	50	—	—	17	—	—
American Community Homes, Inc.	34	—	—	13	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	23	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	1,602	—	—	1,142	—	—

Curion Holdings, LLC	115	—	—	—	—	—
Curion Holdings, LLC (Revolver)	4	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Common stock)	—	—	—	—	—	—
	119	—	—	—	—	—

Incipio Technologies, Inc.	486	—	—	—	—	—
Incipio Technologies, Inc.	139	—	—	—	—	—
Incipio Technologies, Inc. (Delayed Draw)	28	—	—	—	—	—
Incipio Technologies, Inc.	—	—	—	—	—	—
Incipio Technologies, Inc.	—	—	—	—	—	—
Incipio Technologies, Inc. (Common stock)	—	—	—	—	—	—
	653	—	—	—	—	—

Luxury Optical Holdings Co.	343	—	—	137	—	—
Luxury Optical Holdings Co. (Delayed Draw)	66	—	—	1	—	—
Luxury Optical Holdings Co. (Revolver)	15	—	—	4	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	424	—	—	142	—	—

Millennial Brands LLC	—	—	—	32	—	—
Millennial Brands LLC	—	—	—	13	—	—
Millennial Brands LLC	—	—	—	10	—	—
Millennial Brands LLC	—	—	—	71	—	—
Millennial Brands LLC	—	—	—	—	—	—
Millennial Brands LLC (Preferred units)	—	—	—	—	—	—
Millennial Brands LLC (Common units)	—	—	—	—	—	—
	—	—	—	126	—	—

Rockdale Blackhawk, LLC	920	—	—	829	—	—
Rockdale Blackhawk, LLC (Capex)	41	—	—	53	—	—
Rockdale Blackhawk, LLC (Revolver)	137	—	—	168	—	—
Rockdale Blackhawk, LLC (Revolver)	240	—	—	87	—	—
Rockdale Blackhawk, LLC (Revolver)	104	—	—	—	—	—
Rockdale Blackhawk, LLC (LLC interest)	—	—	—	381	—	—
	1,442	—	—	1,518	—	—

SHI Holdings, Inc.	249	—	—	225	—	—
SHI Holdings, Inc. (Revolver)	249	—	—	142	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	498	—	—	367	—	—

Summit Container Corporation	399	—	83	480	—	—
Summit Container Corporation	108	—	—	2	—	—
Summit Container Corporation (Revolver)	149	—	—	—	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	656	—	83	482	—	—

TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	—	—	—
Total non-controlled affiliate company investments	$5,394	$—	$83	$3,777	$—	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,075	$—	$—	$—	$—
TPP Acquisition, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	254	—	—
TPP Operating, Inc.	—	—	—	340	—	—
	—	1,075	—	594	—	—
Total controlled affiliate company investments	$—	$1,075	$—	$594	$—	$—

(1)	The Company provided a follow-on investment to Curion Holdings, LLC (“Curion”) as a part of a restructuring during the three months ended September 30, 2018. As part of the restructuring, the Company also received 12.1% of the equity of Curion. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.
(2)	The Company provided a follow-on investment to Incipio Technologies, Inc. (“Incipio”) as a part of a restructuring during the three months ended September 30, 2018. As a part of the restructuring, the Company also received 17.74% of the equity of Incipio. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.

(3)	On July 24, 2018, Rockdale Blackhawk, LLC (“Rockdale”) filed for bankruptcy as part of a restructuring process. During the three months ended September 30, 2018, the Company funded additional investments under the debtor in possession (“DIP”) financing facility established in conjunction with the bankruptcy and received repayments on a portion of its pre-petition debt. On July 20, 2018, the Company put back its 22.65% equity investment in Rockdale, resulting in a realized loss of $1,093, and therefore it is no longer an affiliated investment. The Company placed its investment in the pre-petition debt of Rockdale on non-accrual status in conjunction with the bankruptcy filing. For the purpose of this schedule, transfers out represents the fair value at June 30, 2018.
(4)	In December 2017, the Company transferred 16% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP and TPP Acquisition, Inc. was no longer considered a controlled affiliate company investment. As a result, TPP is presented as a non-controlled affiliate company investment for the nine months ended September 30, 2018 and a controlled affiliate company investment for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee has informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, while the Company still has debt and equity positions in TPP, the Company has valued these positions at zero as of September 30, 2018.
(5)	The Company provided a follow-on investment to Luxury Optical Holdings Co. (“LOH”) as a part of a restructuring during the three months ended September 30, 2017. As part of the restructuring, the Company also received 9.6% of the equity of LOH. For the purpose of this schedule, transfers in represents the fair value at June 30, 2017.
(6)	The Company provided a follow-on investment to Rockdale during the three months ended September 30, 2017. In conjunction with the follow-on investment, the Company also received an additional 6.4% of the equity in Rockdale, increasing total equity ownership to 18.0%.
(7)	On September 2, 2016, TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company, submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court. The sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company initially owned 40% of the equity interests in the new operating company, TPP Operating, Inc. and owned 40.0% of the equity interests in TPP Acquisition, Inc., the former operating company, until its dissolution during the year ended December 31, 2017.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the three and nine months ended September 30, 2018 were $2,196 and $6,561, respectively. Base management fees for the three and nine months ended September 30, 2017 were $1,953 and $5,661, respectively.

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

Incentive fees for the three and nine months ended September 30, 2018 were zero and $1,751, respectively. Incentive fees for the three and nine months ended September 30, 2018, consisted solely of part one incentive fees (based on net investment income) of zero and $1,751, respectively. The part one incentive fees for those periods include the effect of $1,545 and $3,419, respectively, of Incentive Fee Limitation as described above. Incentive fees for the three months ended September 30, 2017 consisted solely of part one incentive fees (based on net investment income) of $1,721. Incentive fees for the nine months ended September 30, 2017, consisted of part one incentive fees of $4,646 and part two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of ($175). Part two incentive fees reduced total incentive fees for the nine months ended September 30, 2017, primarily as a result of net unrealized losses during the period. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized gain (loss). For the three and nine months ended September 30, 2018, no incentive fees were waived. For the three and nine months ended September 30, 2017, MC Advisors waived part one incentive fees of zero and $250, respectively.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2018, the Company incurred $925 and $2,581, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $327 and $973, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2017, the Company incurred $864 and $2,540, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $295 and $926, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2018 and December 31, 2017, $327 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2018 and December 31, 2017, the Company had accounts payable to members of the Board of $37 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 314% and 334%, respectively.

Revolving Credit Facility: As of September 30, 2018, the Company had U.S. dollar borrowings of $32,250 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($19,286 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of December 31, 2017, the Company had U.S. dollar borrowings of $105,200 and non-U.S. dollar borrowings denominated in Great Britain pounds of £8,800 ($11,892 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in the Company’s consolidated statements of operations and totaled $260 and $613 for the three and nine months ended September 30, 2018 and ($67) and ($83) for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to the now current maximum amount of $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 1.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of September 30, 2018 and December 31, 2017, the outstanding borrowings were accruing at a weighted average interest rate of 4.4% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2018 was 4.7% and 4.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2018 was 0.7% and 0.6%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2017 was 4.1% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2017 was 0.5% and 0.5%, respectively.

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

On April 25, 2018, the Company entered into an amendment to the revolving credit facility which, among other things, removes the pricing step-down related to the Company’s net worth to fix the interest rate the revolving credit facility bears to LIBOR plus 2.75% and makes certain borrowing base changes to allow more flexibility under the revolving credit facility. The Company paid the lenders an amendment fee of $200 in conjunction with the amendment which has been capitalized within unamortized deferred financing costs and is amortized into interest expense over the estimated average life of the borrowings.

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

2023 Notes: On September 12, 2018, the Company closed a public offering of $69,000 in aggregate principal amount of senior unsecured notes for net proceeds of $66,394 (“2023 Notes”). The 2023 Notes will mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%, commencing on October 31, 2018. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

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

As of September 30, 2018, MRCC SBIC had $57,624 in leverageable capital and $115,000 in SBA-guaranteed debentures outstanding. As of December 31, 2017, MRCC SBIC had $57,624 in leverageable capital and $109,520 in SBA-guaranteed debentures outstanding.

As of September 30, 2018, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there were no secured borrowings.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	Three months ended September 30,
	2018	2017
Interest expense – revolving credit facility	$1,347	$944
Interest expense – 2023 Notes	209	—
Interest expense – SBA-guaranteed debentures	984	683
Amortization of deferred financing costs	355	274
Interest expense – secured borrowings	—	—
Other	—	6
Total interest and other debt financing expenses	$2,895	$1,907

	Nine months ended September 30,
	2018	2017
Interest expense – revolving credit facility	$4,455	$3,674
Interest expense – 2023 Notes	209	—
Interest expense – SBA-guaranteed debentures	2,822	1,607
Amortization of deferred financing costs	951	760
Interest expense – secured borrowings	—	34
Other	—	26
Total interest and other debt financing expenses	$8,437	$6,101

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2018, the counterparty to these forward currency contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) from foreign currency and other transactions and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) from foreign currency and other transactions in the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2018. There were no derivatives outstanding as of December 31, 2017.

	As of September 30, 2018
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£108	10/1/2018	$—	$(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£107	1/2/2019	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£228	2/28/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£106	4/1/2019	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Total	£2,678		$—	$(58)

For the three and nine months ended September 30, 2018, the Company recognized net change in unrealized loss of $58 and $58, respectively, included in net change in unrealized gain (loss) from foreign currency and other transactions in the Company’s consolidated statements of operations.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
August 31, 2018	September 14, 2018	September 28, 2018	0.35	7,156	—	—	24,946	338
Total distributions declared			$1.05	$21,026	22,308	$301	48,854	$639

Nine months ended September 30, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
August 31, 2017	September 15, 2017	September 29, 2017	0.35	7,084	—	—	6,508	93
Total distributions declared			$1.05	$19,440	34,149	$525	6,508	$93

Note 10. Stock Issuances and Repurchases

Stock Issuances: On July 1, 2016, the Company amended the ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, the Company entered into new equity distribution agreements with each FBR and JMP that reference the Company’s current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the nine months ended September 30, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668. During the nine months ended September 30, 2018, the Company sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2,519 under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 and offering costs were $79, resulting in net proceeds of approximately $2,402.

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

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2018 and December 31, 2017, the Company had $36,328 and $41,238, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had commitments up to $24,800 and $40,500, respectively, to SLF, as of September 30, 2018 and December 31, 2017 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Per share data:
Net asset value at beginning of period	$13.77	$14.52
Net investment income (1)	1.19	1.05
Net gain (loss) (1)	(0.96)	(0.50)
Net increase in net assets from operations (1)	0.23	0.55
Stockholder distributions (2)	(1.05)	(1.05)
Other (3)	—	(0.01)
Net asset value at end of period	$12.95	$14.01

Net assets at end of period	$264,752	$283,542
Shares outstanding at end of period	20,444,564	20,239,957
Per share market value at end of period	$13.57	$14.31
Total return based on market value (4)	6.75%	(0.29)%
Total return based on average net asset value (5)	1.72%	3.78%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	12.07%	10.24%
Ratio of total expenses to average net assets (6)(7)	9.35%	9.01%
Average debt outstanding	$235,520	$177,739
Average debt outstanding per share	$11.60	$9.83
Portfolio turnover (8)	24.53%	33.83%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2018 and 2017, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2018 and 2017. These ratios have been annualized unless otherwise noted.

	September 30, 2018	September 30, 2017
Ratio of interest and other debt financing expenses to average net assets	4.15%	3.11%
Ratio of total expenses (without incentive fees) to average net assets	8.71%	7.40%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (not annualized) (9)	0.64%	1.61%

(8)	Ratios are not annualized.
(9)	The ratio of waived incentive fees to average net assets was zero and 0.10% for nine months ended September 30, 2018 and 2017, respectively.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets,” “expects” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report and “Part II—Item 1A. Risk Factors” in this Quarterly Report.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior, unitranche secured and junior secured debt of middle-market companies. Our investments in senior, unitranche, junior secured debt and other investments generally will range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2018, our portfolio included approximately 76.1% senior secured debt, 10.2% unitranche secured debt, 6.0% junior secured debt and 7.7% equity securities, compared to December 31, 2017, when our portfolio included approximately 78.5% senior secured debt, 8.2% unitranche secured debt, 7.8% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. As of September 30, 2018, MRCC SBIC had $57.6 million in leverageable capital and $115.0 million in SBA-guaranteed debentures outstanding. See “SBA Debentures” below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior, junior or unitranche secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period earned.

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

Net gain (loss) on investments, secured borrowings, foreign currency and other transactions

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, secured borrowings, foreign currency and other transactions within net change in unrealized gain (loss) on investments, secured borrowings, foreign currency and other transactions in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2018, we invested $0.9 million in one new portfolio company and $51.2 million in 20 existing portfolio companies and had $60.4 million in aggregate amount of sales and principal repayments, resulting in net repayments of $8.3 million for the period.

During the nine months ended September 30, 2018, we invested $19.4 million in seven new portfolio companies and $105.5 million in 27 existing portfolio companies and had $120.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $4.1 million for the period.

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

The following table shows yield by debt and preferred equity security type:

	September 30, 2018		December 31, 2017
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.5%	9.5%	9.6%	9.6%
Unitranche secured loans	10.1	10.6	9.3	11.3
Junior secured loans	10.6	10.6	9.4	9.4
Preferred equity securities	10.8	10.8	10.8	10.8
Total	9.7%	9.7%	9.8%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of the investment portfolio (dollars in thousands):

	September 30, 2018		December 31, 2017
Fair Value:
Senior secured loans	$367,247	76.1%	$387,874	78.5%
Unitranche secured loans	48,966	10.2	40,295	8.2
Junior secured loans	28,924	6.0	38,549	7.8
LLC equity interest in SLF	26,318	5.5	9,640	1.9
Equity securities	10,838	2.2	17,780	3.6
Total	$482,293	100.0%	$494,138	100.0%

Our portfolio composition remained relatively consistent with December 31, 2017, with the largest shift in portfolio composition a result of the additional investments made in SLF during the nine months ended September 30, 2018. The overall contractual and effective yield on the portfolio decreased slightly as compared to December 31, 2017. General increases in LIBOR during the nine months ended September 30, 2018 were partially offset by market spread compression as new portfolio investments during the nine months ended September 30, 2018 were at a slightly lower average spread than the average spread in the existing portfolio.

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	September 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Aerospace & Defense	$—	—%	$5,000	1.0%
Banking, Finance, Insurance & Real Estate	61,160	12.7	61,407	12.4
Beverage, Food & Tobacco	17,360	3.6	17,770	3.6
Capital Equipment	2,970	0.6	—	—
Chemicals, Plastics & Rubber	14,266	3.0	8,860	1.8
Construction & Building	24,036	5.0	18,049	3.7
Consumer Goods: Durable	15,254	3.2	11,808	2.4
Consumer Goods: Non-Durable	23,168	4.8	24,717	5.0
Containers, Packaging & Glass	8,520	1.8	4,928	1.0
Energy: Oil & Gas	2,504	0.5	2,352	0.5
Environmental Industries	4,336	0.9	4,457	0.9
Healthcare & Pharmaceuticals	52,141	10.8	65,582	13.3
High Tech Industries	54,244	11.2	46,239	9.4
Hotels, Gaming & Leisure	20,003	4.1	42,744	8.6
Investment Funds & Vehicles	26,318	5.5	9,640	2.0
Media: Advertising, Printing & Publishing	26,122	5.4	23,264	4.7
Media: Broadcasting & Subscription	4,511	0.9	15,965	3.2
Media: Diversified & Production	5,000	1.0	5,006	1.0
Retail	32,922	6.8	41,644	8.4
Services: Business	42,834	8.9	33,732	6.8
Services: Consumer	17,812	3.7	21,474	4.3
Telecommunications	—	—	3,152	0.6
Utilities: Electric	—	—	2,792	0.6
Wholesale	26,812	5.6	23,556	4.8
Total	$482,293	100.0%	$494,138	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our board of directors (the “Board”) reviews and affirms such ratings. A definition of the rating system follows:

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

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the PMG, in consultation with the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG forms a team or engages outside advisors to analyze, evaluate and take further steps to preserve its value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the investment committee have extensive experience in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of September 30, 2018 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	379,010	78.6
3	59,528	12.3
4	43,755	9.1
5	—	—
Total	$482,293	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2017 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,445	0.7%
2	415,094	84.0
3	57,547	11.6
4	18,052	3.7
5	—	—
Total	$494,138	100.0%

As of September 30, 2018, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion Holdings, LLC promissory notes, Incipio Technologies, Inc. third lien tranches, Millennial Brands LLC, Rockdale Blackhawk, LLC pre-petition debt and TPP Operating, Inc.), which comprised 2.8% of our total investments at fair value. As of December 31, 2017, we had two borrowers with loans and preferred equity securities on non-accrual status (Millennial Brands LLC and TPP Operating, Inc.), which comprised 1.7% of our total investments at fair value. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2018	2017
Total investment income	$13,779	$13,469
Total expenses, net of incentive fee waiver	6,053	6,582
Net investment income	7,726	6,887
Net realized gain (loss) on investments	(5,600)	(2,900)
Net realized gain (loss) on secured borrowings	—	—
Net realized gain (loss) on foreign currency and other transactions	(11)	—
Net realized gain (loss)	(5,611)	(2,900)
Net change in unrealized gain (loss) on investments	(3,310)	2,398
Net change in unrealized gain (loss) on secured borrowings	—	—
Net change in unrealized gain (loss) foreign currency and other transactions	202	(67)
Net change in unrealized gain (loss)	(3,108)	2,331
Net increase (decrease) in net assets resulting from operations	$(993)	$6,318

	Nine months ended September 30,
	2018	2017
Total investment income	$43,549	$37,743
Total expenses, net of incentive fee waiver	19,452	18,734
Net investment income	24,097	19,009
Net realized gain (loss) on investments	(5,600)	(572)
Net realized gain (loss) on secured borrowings	—	66
Net realized gain (loss) on foreign currency and other transactions	(8)	—
Net realized gain (loss)	(5,608)	(506)
Net change in unrealized gain (loss) on investments	(14,367)	(8,503)
Net change in unrealized gain (loss) on secured borrowings	—	(6)
Net change in unrealized gain (loss) foreign currency and other transactions	555	(83)
Net change in unrealized gain (loss)	(13,812)	(8,592)
Net increase (decrease) in net assets resulting from operations	$4,677	$9,911

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2018	2017
Interest income	$12,022	$11,511
Dividend income	838	251
Fee income	188	661
Prepayment gain (loss)	450	514
Accretion of discounts and amortization of premium	281	532
Total investment income	$13,779	$13,469

	Nine months ended September 30,
	2018	2017
Interest income	$37,351	$32,600
Dividend income	1,888	751
Fee income	1,578	1,626
Prepayment gain (loss)	895	1,488
Accretion of discounts and amortization of premium	1,837	1,278
Total investment income	$43,549	$37,743

The increase in investment income of $0.3 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, is primarily due to an increase in average outstanding loan balances and an increase in dividend income from our investment in SLF, partially offset by a decrease in fee income and a decline in effective rate on the portfolio as compared to the prior year period.

The increase in investment income of $5.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, is primarily due to an increase in average outstanding loan balances and dividend income from our investment in SLF, partially offset by declines in prepayment gain (loss).

Operating Expenses

The composition of our operating expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2018	2017
Interest and other debt financing expenses	$2,895	$1,907
Base management fees	2,196	1,953
Incentive fees, net of incentive fee waiver (1)	—	1,721
Professional fees	260	277
Administrative service fees	327	295
General and administrative expenses	338	292
Excise taxes	—	100
Directors’ fees	37	37
Total expenses, net of incentive fee waiver	$6,053	$6,582

	Nine months ended September 30,
	2018	2017
Interest and other debt financing expenses	$8,437	$6,101
Base management fees	6,561	5,661
Incentive fees, net of incentive fee waiver (1)	1,751	4,221
Professional fees	869	854
Administrative service fees	973	926
General and administrative expenses	739	760
Excise taxes	11	100
Directors’ fees	111	111
Total expenses, net of incentive fee waiver	$19,452	$18,734

(1)	During the three and nine months ended September 30, 2018, no incentive fees were waived. During the three and nine months ended September 30, 2017, incentive fees of zero and $0.3 million, respectively, were waived. Incentive fees during the three and nine months ended September 30, 2018 were limited by $1.5 million and $3.4 million, respectively, due to the Incentive Fee Limitation. During the three and nine months ended September 30, 2017, incentive fees were not limited. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The decrease in expenses of $0.5 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, is primarily due to a decrease in incentive fees due to the Incentive Fee Limitation during the three months ended September 30, 2018, partially offset by an increase in interest expense primarily as a result of additional borrowings (including SBA-guaranteed debentures and the 2023 Notes) to support the larger average portfolio size.

The increase in expenses of $0.7 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is primarily due to an increase in interest expense and management fees. The increase in management fees reflects the larger average portfolio size during the nine months ended September 30, 2018 and the increase in interest expense is primarily as a result of additional borrowings (including SBA-guaranteed debentures and the 2023 Notes) to support the larger portfolio. These increases were partially offset by a decrease in incentive fees due to the Incentive Fee Limitation during the nine months ended September 30, 2018.

The composition of our interest and other debt financing expenses was as follows (dollars in thousands):

	Three months ended September 30,
	2018	2017
Interest expense – revolving credit facility	$1,347	$944
Interest expense – 2023 Notes	209	—
Interest expense – SBA-guaranteed debentures	984	683
Amortization of deferred financing costs	355	274
Interest expense – secured borrowings	—	—
Other	—	6
Total interest and other debt financing expenses	$2,895	$1,907

	Nine months ended September 30,
	2018	2017
Interest expense – revolving credit facility	$4,455	$3,674
Interest expense – 2023 Notes	209	—
Interest expense – SBA-guaranteed debentures	2,822	1,607
Amortization of deferred financing costs	951	760
Interest expense – secured borrowings	—	34
Other	—	26
Total interest and other debt financing expenses	$8,437	$6,101

Net Realized Gain (Loss)

During the three months ended September 30, 2018 and 2017, we had sales of investments of $10.0 million and $12.5 million, respectively, resulting in ($5.6) million and ($2.9) million of net realized gain (loss), respectively. During the nine months ended September 30, 2018 and 2017, we had sales of investments of $10.0 million and $16.7 million resulting in ($5.6) million and ($0.6) million of net realized gain (loss), respectively. The realized losses during the three and nine months ended September 30, 2018 were primarily associated with the sale of our debt investments in Millennium Brands, LLC. These investments had been significantly marked down in previous periods and this represented a shift of these losses from unrealized to realized.

 During the three months ended September 30, 2018 and 2017, we had no sales of secured borrowings. During the nine months ended September 30, 2018 and 2017, we had sales of secured borrowings of zero and $1.3 million resulting in zero and $66 thousand of net realized gain (loss), respectively.

During the three months ended September 30, 2018 and 2017, we had ($11) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2018 and 2017, we had ($8) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2018 and 2017, our investments had ($3.3) million and $2.4 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. The largest contributor to the net unrealized mark-to-market losses during the three months ended September 30, 2018 was our debt investment in Rockdale Blackhawk, LLC (“Rockdale”). On July 24, 2018, Rockdale filed for bankruptcy as part of a restructuring process. During the three months ended September 30, 2018, we funded additional investments under the debtor in possession (“DIP”) financing facility established in conjunction with the bankruptcy and received repayments on a portion of our pre-petition debt. On July 20, 2018, we put back our 22.65% equity investment in Rockdale. We placed our investment in the pre-petition debt of Rockdale on non-accrual status in conjunction with the bankruptcy filing.

For the three months ended September 30, 2018 and 2017, there were no secured borrowings outstanding. For the three months ended September 30, 2018 and 2017, our foreign currency borrowings had $260 thousand and ($67) thousand of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2018 and 2017, our foreign currency forward contracts had ($58) thousand and zero of net change in unrealized gain (loss), respectively.

 For the nine months ended September 30, 2018 and 2017, our investments had ($14.4) million and ($8.5) million of net unrealized gain (loss), respectively. The largest contributor to the net unrealized mark-to-market losses during the nine months ended September 30, 2018 were our investments in TPP Operating, Inc. (“TPP”) and Rockdale which contributed net mark-to-market losses of ($8.4) million and ($6.3) million, respectively. During 2018, TPP ceased operations and we, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute assets to its creditors. The assignee has informed us that it will have de minimis assets, if any, to distribute to its creditors. As a result, while we still have debt and equity positions in TPP, we have valued these positions at zero as of September 30, 2018.

For the nine months ended September 30, 2018 and 2017, our secured borrowings had zero and ($6) thousand of net unrealized gain (loss), respectively. For the nine months ended September 30, 2018 and 2017, our foreign currency borrowings had $613 thousand and ($83) thousand of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2018 and 2017, our foreign currency forward contracts had ($58) thousand and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2018 and 2017, the net increase (decrease) in net assets from operations was ($1.0) million and $6.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2018 and 2017, our per share net increase (decrease) in net assets resulting from operations was ($0.05) and $0.31, respectively. The $7.3 million decrease during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio and the realization of losses on certain portfolio investments during the three months ended September 30, 2018.

For the nine months ended September 30, 2018 and 2017, the net increase in net assets from operations was $4.7 million and $9.9 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2018 and 2017, our per share net increase in net assets resulting from operations was $0.23 and $0.55, respectively. The $5.2 million decrease during the nine months ended September 30, 2018, as compared to nine months ended September 30, 2017, is primarily the result of an increase in net unrealized mark-to-market losses on investments and the realization of losses on certain portfolio investments, partially offset by an increase in net investment income.

Liquidity and Capital Resources

As of September 30, 2018, we had $4.0 million in cash, $5.9 million in cash at MRCC SBIC, $51.5 million of total debt outstanding on our revolving credit facility, $69.0 million in 2023 Notes and $115.0 million in outstanding SBA-guaranteed debentures. We had $148.5 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2018 and 2017, we experienced a net increase in cash and restricted cash of $2.7 million and $1.1 million, respectively. For the nine months ended September 30, 2018, operating activities provided $14.8 million, primarily as a result of principal repayments on portfolio investments and net investment income, partially offset by purchases of portfolio investments. For the nine months ended September 30, 2017, operating activities used $1.2 million, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments and net investment income. During the nine months ended September 30, 2018, we used $12.1 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility, partially offset by proceeds from our 2023 Notes (net of deferred financing costs payments) and SBA debenture borrowings. During the nine months ended September 30, 2017, we generated $2.3 million from financing activities primarily as a result of net proceeds from capital raises and SBA debenture borrowings during the period, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 20, 2018 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of September 30, 2018 and December 31, 2017, we had 20,444,564 and 20,239,957 shares outstanding, respectively.

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

Stock Issuances: On July 1, 2016, we amended the ATM securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV (the “Prior ATM Program”). On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP that reference our current registration statement (the “ATM Program”). All other material terms of the Prior ATM Program remain unchanged under the ATM Program. During the nine months ended September 30, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Prior ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. During the nine months ended September 30, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2.5 million under the ATM. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million.

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

Borrowings

On June 20, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 314% and 334%, respectively.

Revolving Credit Facility: As of September 30, 2018, we had U.S. dollar borrowings of $32.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($19.3 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of December 31, 2017, we had U.S. dollar borrowings of $105.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($11.9 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in our consolidated statements of operations and totaled $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, and ($67) thousand and ($83) thousand for the three and nine months ended September 30, 2017 respectively. As of September 30, 2018, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to the now current maximum amount of $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility is December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 1.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of September 30, 2018 and December 31, 2017, the outstanding borrowings were accruing at a weighted average interest rate of 4.4% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2018 was 4.7% and 4.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2018 was 0.7% and 0.6%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the three and nine months ended September 30, 2017 was 4.1% and 4.1%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the three and nine months ended September 30, 2017 was 0.5% and 0.5%, respectively.

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

On April 25, 2018, we entered into an amendment to the revolving credit facility which, among other things, removes the pricing step-down related to our net worth to fix the interest rate the revolving credit facility bears to LIBOR plus 2.75% and makes certain borrowing base changes to allow more flexibility under the revolving credit facility. We paid the lenders an amendment fee of $0.2 million in conjunction with the amendment which has been capitalized within unamortized deferred financing costs and is amortized into interest expense over the estimated average life of the borrowings.

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

2023 Notes: On September 12, 2018, we closed a public offering of $69.0 million in aggregate principal amount of senior unsecured notes for net proceeds of $66.4 million (“2023 Notes”). The 2023 Notes will mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%, commencing on October 31, 2018. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

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

As of September 30, 2018, MRCC SBIC had $57.6 million in leverageable capital and $115.0 million in SBA-guaranteed debentures outstanding. As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA-guaranteed debentures outstanding.

As of September 30, 2018, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

As of December 31, 2017, MRCC SBIC had the following SBA-guaranteed debentures outstanding (dollars in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA-guaranteed debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA-guaranteed debt increases flexibility under the asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there were no secured borrowings.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2018, totaled $7.2 million ($0.35 per share) and $21.3 million ($1.05 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2017, totaled $7.1 million ($0.35 per share) and $20.0 million ($1.05 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2018 and 2017, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

MRCC Senior Loan Fund I, LLC

We co-invest with NLV Financial Corporation (“NLV”), in senior secured loans through SLF, an unconsolidated Delaware limited liability company. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member, but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board of members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both September 30, 2018 and December 31, 2017, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $50.4 million was funded. As of December 31, 2017, SLF had $100.0 million in commitments from its members (in the aggregate), of which $19.0 million was funded.

As of both September 30, 2018 and December 31, 2017, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2018 and December 31, 2017, $25.2 million and $9.5 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and nine months ended September 30, 2018, we received $0.6 million and $1.1 million dividend income from the SLF LLC equity interests, respectively. For the three and nine months ended September 30, 2017, we did not receive dividend income from the SLF LLC equity interests, as we did not make its investment in SLF until November 2017.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2018 allowed SLF SPV to borrow up to $100.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2018, SLF incurred $29 thousand and $29 thousand, respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of September 30, 2018 and December 31, 2017, SLF had total assets at fair value of $142.1 million and $41.6 million, respectively. As of September 30, 2018 and December 31, 2017, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2018 and December 31, 2017, SLF had commitments to fund various undrawn revolving credit and delayed draw loans to its portfolio companies totaling $5.1 million and $2.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2018 and December 31, 2017 (in thousands):

	As of
	September 30, 2018	December 31, 2017
Senior secured loans (1)	134,629	29,438
Weighted average current interest rate on senior secured loans (2)	7.4%	7.1%
Number of borrowers in SLF	39	8

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
MAG Aerospace Industries, Inc.	L+4.75%	6.99%	6/6/2025	3,292	$3,283
The KEYW Corporation	L+4.50%	6.63%	5/8/2024	1,525	1,536
Trident Maritime SH, Inc.	L+5.50%	7.89%	6/4/2024	4,660	4,658
Trident Maritime SH, Inc. (Revolver) (d)	P+4.50%	9.50%	6/4/2024	340	—
				9,817	9,477
Automotive
Wheel Pros, LLC	L+4.75%	6.99%	4/4/2025	3,990	3,943
				3,990	3,943
Banking, Finance, Insurance & Real Estate
MTC Intermediate Holdco, Inc.	L+4.75%	6.99%	1/30/2023	4,975	4,975
Pivotal Payments Inc. (c)	L+4.50%	6.89%	10/1/2025	3,750	3,713
Zenith Merger Sub, Inc.	L+5.50%	7.89%	12/13/2023	3,722	3,720
				12,447	12,408
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.74%	11/10/2022	4,947	4,947
SW Ingredients Holdings, LLC	L+4.25%	6.64%	7/3/2025	3,741	3,728
US Salt, LLC	L+4.75%	6.99%	11/30/2023	3,482	3,482
				12,170	12,157
Capital Equipment
Analogic Corp	L+6.00%	8.21%	6/24/2024	5,000	5,012
				5,000	5,012
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.64%	4/11/2025	499	506
Peach State Labs, LLC	L+6.50%	8.61%	6/30/2021	2,862	2,876
				3,361	3,382
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	6.64%	3/28/2025	1,327	1,332
				1,327	1,332
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.10%	5/1/2024	1,863	1,870
SSH Group Holdings, Inc.	L+4.25%	6.59%	7/30/2025	2,334	2,357
				4,197	4,227
Consumer Goods: Non-Durable
Solaray, LLC (e)	L+6.50%	8.83%	9/11/2023	1,613	1,613
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.82%	9/11/2023	1,870	1,182
				3,483	2,795
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	6.87%	4/3/2024	3,975	3,979
PVHC Holding Corp	L+4.75%	7.14%	8/5/2024	3,325	3,342
PVHC Holding Corp (Delayed Draw) (d)	L+4.75%	7.14%	8/5/2024	425	—
				7,725	7,321
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.54%	7/30/2025	4,027	4,019
Drilling Info Holdings, Inc. (Delayed Draw) (d)	L+4.25%	6.54%	7/30/2025	640	—
				4,667	4,019
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.64%	3/17/2025	2,328	2,328
LSCS Holdings, Inc.	L+4.25%	6.38%	3/17/2025	601	601
Radiology Partners, Inc.	L+4.25%	6.59%	7/9/2025	5,000	5,037
Solara Medical Supplies, LLC	L+6.00%	8.39%	5/31/2023	5,643	5,649
Solara Medical Supplies, LLC (Delayed Draw) (d)	L+6.00%	8.39%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (d)	L+6.00%	8.39%	5/31/2023	714	—
				15,357	13,615
High Tech Industries
AQA Acquisition Holding, Inc. (c)	L+4.25%	6.64%	5/24/2023	3,333	3,325
Corel Corporation	L+5.00%	7.31%	6/4/2024	2,500	2,515
Gigamon, Inc.	L+4.50%	6.89%	12/27/2024	2,978	3,000
				8,811	8,840
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	7.65%	9/11/2023	5,000	4,987
Cadent, LLC (Revolver) (d)	L+5.50%	7.65%	9/11/2023	167	—
				5,167	4,987

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.74%	12/20/2024	6,948	$6,991
				6,948	6,991
Services: Business
CHA Holdings, Inc.	L+4.50%	6.89%	4/10/2025	2,049	2,064
CHA Holdings, Inc. (Delayed Draw) (d)	L+4.50%	6.89%	4/10/2025	446	—
Engage2Excel, Inc.	L+6.50%	8.85%	3/7/2023	4,353	4,379
Engage2Excel, Inc. (Revolver) (d)	P+5.50%	10.75%	3/7/2023	545	18
GI Revelation Acquisition LLC	L+5.00%	7.24%	4/16/2025	1,397	1,402
Output Services Group, Inc.	L+4.25%	6.49%	3/27/2024	4,990	5,033
SIRVA Worldwide, Inc.	L+5.50%	7.74%	8/4/2025	2,000	2,008
				15,780	14,904
Services: Consumer
LegalZoom.com, Inc.	L+4.25%	6.46%	11/21/2024	1,985	2,017
				1,985	2,017
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.36%	7/21/2025	1,833	1,842
Mavenir Systems, Inc.	L+6.00%	8.14%	5/8/2025	3,990	4,000
				5,823	5,842
Utilities: Oil & Gas
NGS US Finco, LLC (c)	L+4.25%	6.64%	9/15/2025	1,750	1,741
				1,750	1,741
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.84%	12/30/2024	4,962	5,000
Halo Buyer, Inc.	L+4.50%	6.74%	6/27/2025	3,510	3,483
Halo Buyer, Inc. (Delayed Draw) (d)	L+4.50%	6.72%	6/27/2025	1,478	1,363
				9,950	9,846

TOTAL INVESTMENTS					$134,856

(a)	All investments are U.S. companies, except Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Investment position or portion thereof unsettled as of September 30, 2018.

(d)	All or a portion of this commitment was unfunded as of September 30, 2018. Principal reflects the commitment outstanding.

(e)	We also hold a portion of the term loan in this portfolio company.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/2/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/11/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/11/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/27/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/20/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Investment position or portion thereof unsettled as of December 31, 2017.

(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

Below is certain summarized financial information for SLF as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value	$134,856	$29,126
Cash	491	12,504
Restricted cash	6,362	—
Interest receivable	403	11
Total assets	$142,112	$41,641
Liabilities
Revolving credit facility	$81,432	$—
Less: Unamortized deferred financing costs	(1,198)	—
Total debt, less unamortized deferred financing costs	80,234	—
Payable for open trades	8,754	22,304
Interest payable	311	—
Accounts payable and accrued expenses	178	57
Total liabilities	89,477	22,361
Members’ capital	52,635	19,280
Total liabilities and members’ capital	$142,112	$41,641

	Three months ended September 30,		Nine months ended September 30,
	2018	2017 (1)	2018	2017 (1)
	(unaudited)		(unaudited)
Investment income:
Interest income	$2,262	$—	$4,441	$—
Total investment income	2,262	—	4,441	—
Expenses:
Interest and other debt financing expenses	922	—	1,571	—
Organizational costs	—	—	11	—
Professional fees	139	—	201	—
Total expenses	1,061	—	1,783	—
Net investment income (loss)	1,201	—	2,658	—
Net gain (loss) on investments:
Net change in unrealized gain (loss) on investments	448	—	1,447	—
Net gain (loss) on investments	448	—	1,447	—
Net increase (decrease) in members’ capital	$1,649	$—	$4,105	$—

(1)	SLF commenced operations on November 14, 2017.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an Administration Agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. SLF has incurred $29 thousand of allocable expenses through September 30, 2018.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2018 and December 31, 2017, we had $36.3 million and $41.2 million, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3 to our consolidated financial statements, we had commitments up to $24.8 million and $40.5 million, respectively, to SLF, as of September 30, 2018 and December 31, 2017 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require explicit authorization of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Net Realized Gains or Losses and Net Change in Unrealized Gain or Loss

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. Additionally, we do not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments in fair value on our consolidated statements of operations. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the revolving credit facility borrowings is included in change in unrealized gain (loss) on foreign currency and other transactions.

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

During the three and nine months ended September 30, 2018, we did not accrue capital gains incentive fees. During the three months ended September 30, 2017, we did not accrue capital gains incentive fees. During the nine months ended September 30, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations during the period.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. We are currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to MRCC, the amendments include certain presentation changes to the net assets section of the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets (among other changes). The amendments are effective for all filings submitted on or after November 5, 2018. We have adopted the final rules, and the adoption did not have a material impact on our consolidated financial statements.

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

Assuming that the consolidated statement of financial condition as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
	(in thousands)
Down 25 basis points	$(1,052)	$(129)	$(923)
Up 100 basis points	4,273	516	3,757
Up 200 basis points	8,534	1,031	7,503
Up 300 basis points	12,795	1,546	11,249

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of September 30, 2018, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($19.3 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of September 30, 2018 we had foreign currency forward contracts in place for £2.7 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Relating to Our Business and Structure

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

On March 27, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. On March 27, 2018, our board of directors also recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at our annual meeting of stockholders to be held on June 20, 2018. At the annual meeting, our stockholders approved this proposal, and we became subject to the 150% minimum asset coverage ratio, effective June 21, 2018.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock.

We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.

We maintain a revolving credit facility, have issued debt securities and may borrow money, including through the issuance of additional debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

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

Risks Related to the 2023 Notes

The 2023 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2023 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of September 30, 2018, we had $51.5 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2023 Notes to the extent of the value of the assets securing such indebtedness.

The 2023 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes, and the 2023 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2023 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including MRCC SBIC. As of September 30, 2018, our subsidiaries had total indebtedness outstanding of $115.0 million. In addition, in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2023 Notes.

The indenture under which the 2023 Notes are issued contains limited protection for holders of the 2023 Notes.

The indenture under which the 2023 Notes are issued offers limited protection to holders of the 2023 Notes. The terms of the indenture and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2023 Notes. In particular, the terms of the indenture and the 2023 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. See “— Recent legislation allows us to incur additional leverage, which could increase the risk of investing in us”;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2023 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage (as defined in the 1940 Act, except to the extent modified by this covenant) to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. For the purposes of determining “asset coverage” as used above, any and all of our indebtedness, including any outstanding borrowings under the revolving credit facility and any successor or additional credit facility, shall be deemed a senior security of us;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2023 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2023 Notes do not protect holders of the 2023 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2023 Notes), and take a number of other actions that are not limited by the terms of the 2023 Notes may have important consequences for you as a holder of the 2023 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2023 Notes or negatively affecting the trading value of the 2023 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2023 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2023 Notes.

An active trading market for the 2023 Notes may not develop or be sustained, which could limit the market price of the 2023 Notes or the ability to sell them.

Although the 2023 Notes are listed on The Nasdaq Global Select Market under the symbol “MRCCL,” we cannot provide any assurances that an active trading market will develop or be maintained for the 2023 Notes or that the 2023 Notes will be able to be sold. At various times, the 2023 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot provide any assurance that a liquid trading market will develop for the 2023 Notes, or that the 2023 Notes will be able to be sold at a particular time or at a favorable price. To the extent an active trading market does not develop, the liquidity and trading price for the 2023 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2023 Notes.

As of September 30, 2018, we had approximately $51.5 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2023 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the 2023 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the revolving credit facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2023 Notes and our other debt. If we breach our covenants under the revolving credit facility or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the revolving credit facility or other debt, the lenders or holders could exercise rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt, including the revolving credit facility. Because the revolving credit facility has, and any future credit facilities will likely have, customary cross-default provisions, if we have a default under the terms of the 2023 Notes, the obligations under the revolving credit facility or any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

We may choose to redeem the 2023 Notes when prevailing interest rates are relatively low.

On or after October 31, 2020, we may choose to redeem the 2023 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2023 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2023 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2023 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2023 Notes as the optional redemption date or period approaches.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our securities, if any, could cause the liquidity or market value of the 2023 Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2023 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2023 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of 2023 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

4.1	Indenture, dated September 12, 2018, by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)

4.2	First Supplemental Indenture, dated September 12, 2018, by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2018	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: November 6, 2018	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

