Form 10-K
period 2018-12-31
MONROE CAPITAL Corp
filed 2019-03-05
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00866

MONROE CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share 5.75% Notes due 2023	The Nasdaq Global Select Market The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $267.7 million based on the number of shares held by non-affiliates of the registrant as of June 29, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 4, 2019, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

Public Offerings of Common Stock

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

On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we completed the sale of an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters discounts and commissions were $1.7 million and offering costs were $0.3 million, resulting in net proceeds of approximately $39.9 million.

On July 25, 2016, we closed a public offering of 3,100,000 shares of our common stock at a public offering price of $15.50 per share, raising approximately $48.1 million in gross proceeds. On August 3, 2016, we sold an additional 465,000 shares of our common stock, at a public offering price of $15.50 per share, raising approximately $7.2 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $2.2 million and offering costs were $0.5 million, resulting in net proceeds of approximately $52.5 million.

On June 9, 2017, we closed a public offering of 3,000,000 shares of our common stock at a public offering price of $15.00 per share, raising approximately $45.0 million in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, we sold an additional 450,000 shares of our common stock, at a public offering price of $15.00 per share, raising an additional $6.8 million in gross proceeds for a total of approximately $51.8 million. Aggregate underwriters’ discounts and commissions were $2.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $49.6 million.

At-the-market Securities Offering Program

On February 6, 2015, we entered into an at-the-market (“ATM”) securities offering program with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) (the “Initial ATM Program”) through which we could sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2015, we sold 672,597 shares at an average price of $14.88 per share for gross proceeds of approximately $10.0 million under the Initial ATM Program. Aggregate underwriters’ discounts and commissions were $0.2 million and offering costs were $83 thousand, resulting in net proceeds of approximately $9.8 million.

On July 1, 2016, we amended the Initial ATM Program with MLV and JMP to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV. On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP (the “ATM Program”). All other material terms of the Initial ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Initial ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. During the year ended December 31, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of approximately $2.5 million under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million.

Small Business Administration Subsidiary

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA debentures for a total of $115.0 million in available SBA debentures.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. We believe that our primary focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $553.6 million at December 31, 2018. Our portfolio at December 31, 2018 consists of 74 different portfolio companies and holdings include senior secured, junior secured and unitranche secured debt and equity investments. As of December 31, 2018, we have borrowed $136.0 million under our revolving credit facility, we have $69.0 million in aggregate principal amount of senior unsecured notes (“2023 Notes”) outstanding and we have drawn $115.0 million in SBA debentures to finance the purchase of our assets.

Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2018, our portfolio included approximately 79.3% senior secured debt, 10.6% unitranche secured debt, 3.8% junior secured debt and 6.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 30 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2018, Monroe Capital’s investment professionals invested in over 1,275 loan and related investments with an aggregate principal value of over $10.5 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as interested directors. Mr. Koenig has more than 30 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 25 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 30 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 20 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2018, Monroe Capital had approximately $7.0 billion in assets under management. Monroe Capital has maintained a continued lending presence in the lower middle-market throughout the most recent economic downturn. The result is an established lending platform that we believe generates consistent primary and secondary deal flow from a network of proprietary relationships and additional deal flow from a diverse portfolio of over 500 current investments. From Monroe Capital’s formation in 2004 through December 31, 2018, Monroe Capital’s investment professionals invested in over 1,275 loans and related investments with an aggregate principal value of over $10.5 billion. The senior investment team of Monroe Capital averages more than 25 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by administrative and back-office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2018, our investments in the High Tech Industries, Services: Business, and Banking, Finance, Insurance & Real Estate industries represented approximately 16.9%, 10.4%, and 10.1% respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield on Investment Portfolio. We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to seven years and interest rates of 7% to 13%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 8% to 15%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot provide assurance that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

Sound Portfolio Construction. We strive to exercise discipline in portfolio creation and management and to implement effective governance throughout our business. Monroe Capital and MC Advisors, which is comprised of substantially the same investment professionals who have operated Monroe Capital, have been, and we believe will continue to be, conservative in the underwriting and structuring of covenant packages in order to enable early intervention in the event of weak financial performance by a portfolio company. We seek to pursue lending opportunities selectively and to maintain a diversified portfolio. We believe that exercising disciplined portfolio management through continued intensive account monitoring and timely and relevant management reporting allows us to mitigate risks in our debt investments. In addition, we have implemented rigorous governance processes through segregation of duties, documented policies and procedures and independent oversight and review of transactions, which we believe helps us to maintain a low level of non-performing loans. We believe that Monroe Capital’s proven process of thorough origination, conservative underwriting, due diligence and structuring, combined with careful account management and diversification, enabled it to protect investor capital, and we believe MC Advisors follows the same philosophy and processes in originating, structuring and managing our portfolio investments.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 100 professionals, including seven senior partners that average more than 25 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2018, Monroe Capital’s investment professionals invested in more than 1,275 loan and related investments with an aggregate principal value of over $10.5 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2018. Monroe Capital’s over 1,275 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Established Credit Risk Management Framework. We seek to manage our credit risk through a well-defined portfolio strategy and credit policy. In terms of credit monitoring, MC Advisors assigns each loan to a particular portfolio management professional and maintains an internal credit rating analysis for all loans. MC Advisors then employs ongoing review and analysis, together with regular investment committee meetings to review the status of certain complex and challenging loans and a comprehensive quarterly review of all loan transactions. MC Advisors’ investment professionals also have significant turnaround and debt work-out experience, which gives them perspective on the risks and possibilities throughout the entire credit cycle. We believe this careful approach to investment and monitoring enables us to identify problems early and gives us an opportunity to assist borrowers before they face difficult liquidity constraints. By anticipating possible negative contingencies and preparing for them, we believe that we diminish the probability of underperforming assets and loan losses.

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

Unitranche Secured Loans. We structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans and may limit our recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases we, together with our affiliates, are the sole or majority lender of our unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

Warrants and Equity Co-Investment Securities. In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In other cases, we may make a minority equity co-investment in the portfolio company in connection with a loan. Additionally, we may receive equity in our distressed portfolio companies in conjunction with amendments or additional debt fundings.

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

Senior Loan Fund. We have invested in SLF, which as of December 31, 2018, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $18.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2018, as well as the top ten industries in which we were invested as of December 31, 2018, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
TRG, LLC	$20,264	3.7%
Mid-West Wholesale Hardware Co.	20,079	3.6
Incipio, LLC	19,181	3.5
HFZ Capital Group LLC	18,009	3.3
Rockdale Blackhawk, LLC	17,770	3.2
Echelon Funding I, LLC	15,146	2.7
Newforma, Inc.	14,961	2.7
Inland Pipe Rehabilitation LLC	14,509	2.6
First Call Resolution, LLC	14,111	2.5
RPL Bidco Limited	13,912	2.5
	$167,942	30.3%

Industry	Fair Value of Investments	Percentage of Total Investments
High Tech Industries	$93,698	16.9%
Services: Business	57,592	10.4
Banking, Finance, Insurance & Real Estate	55,839	10.1
Healthcare & Pharmaceuticals	52,769	9.5
Retail	33,863	6.1
Wholesale	27,740	5.0
Construction & Building	24,942	4.5
Media: Advertising, Printing & Publishing	21,908	4.0
Hotels, Gaming & Leisure	20,264	3.7
Consumer Goods: Non-Durable	19,181	3.5
	$407,796	73.7%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of four distinct phases described below:

Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed throughout North America, with six offices in the United States. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

Underwriting. MC Advisors uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at MC Advisors bring to bear extensive lending experience with emphasis on lessons learned from the past two credit cycles. We believe that the extensive credit and debt work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. MC Advisors preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, MC Advisors seeks to understand current and future collateral value, opening availability and ongoing liquidity. MC Advisors documents this preliminary analysis which is thoroughly reviewed by at least one member of its investment committee prior to proposing a formal term sheet. We believe this early involvement of the investment committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by MC Advisors, we expect that only approximately 10% of our sourced deals will reach the formal term sheet stage.

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

Monitoring. We benefit from the portfolio management system already in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process, developed by Monroe Capital, has daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the following categories, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4 or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis, and our Board reviews and affirms such ratings. A definition of the rating system follows:

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

In the event of a delinquency or a decision to rate a loan grade 4 or grade 5, the PMG, in consultation with the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as required amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the investment committee have extensive experience in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2018 (in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	452,549	81.8
3	57,741	10.4
4	43,331	7.8
5	—	—
Total	$553,621	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2017 (in thousands):

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
Hurdle rate (1) = 2%
Management fee (2) = 0.4375%
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
Hurdle rate (1) = 2%
Management fee (2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.3625%

Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”) (3)
                      = 100% × (2.3625% – 2%)
                      = 0.3625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income-related portion of the incentive fee is 0.3625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%
Hurdle rate (1) = 2%
Management fee (2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%
Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.8625%
Incentive fee = 100% × Pre-incentive fee net investment income (subject to “catch-up”) (3)
Incentive fee = 100% × “catch-up” + (20% × (Pre-incentive fee net investment income – 2.5%))
“Catch-up”   = 2.5% – 2%
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

Hurdle rate (1) = 2%
Management fee (2) = 0.4375%
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

Year 3:  FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4:  FMV of Investment B determined to be $35 million

Year 5:  Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

Year 1:  None

Year 2:  $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

Year 3:  $1.4 million capital gains incentive fee (1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2

Year 4:  None

Year 5:  None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3 (2)

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory and Management Agreement will continue in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory and Management Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by MC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory and Management Agreement without penalty. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates” and “Risk Factors — Risks Relating to Our Business and Structure — MC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2018, 2017 and 2016, we incurred $3.4 million, $3.4 million and $3.1 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.3 million, $1.2 million and $1.3 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, MC Management and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Administration Agreement.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on August 2, 2018, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our board of directors considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable business development companies described in the available market data.

•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other business development companies with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other business development companies as well as our projected operating expenses and expense ratio compared to other business development companies. Our Board also considered the profitability of MC Advisors. Based upon its review, our board of directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other business development companies.

•	Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed business development companies. Our Board concluded that MC Advisors was delivering results consistent with our investment objective over the most recently completed period.

•	Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.

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

With respect to investments for which market quotations are not readily available or for which no indicative prices from pricing services or brokers or dealers have been received, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once in every calendar year for each portfolio company investment, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. The Board generally uses the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

We report our investments at fair value with changes in value reported through our consolidated statements of operations under the caption “unrealized gain (loss).” In determining fair value, we are required to assume that portfolio investments are to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The market in which we can exit portfolio investments with the greatest volume and level activity is considered our principal market.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2018, 2017 and 2016, we recorded $11 thousand, $0.1 million and $0.7 million on our consolidated statements of operations for U.S. federal excise taxes.

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

Gain or loss realized from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

Through our use of leverage, we are subject to certain financial covenants that could limit our ability to make distributions to our stockholders. In addition, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are unable to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC.

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

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default.

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

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $175.0 million when it has at least $87.5 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also historically limited a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $225.0 million in total borrowings. On December 18, 2015, this family of funds limitation was raised to $350.0 million in total borrowings.

On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

MRCC SBIC is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of a SBIC license does not assure that MRCC SBIC will receive additional SBA debenture funding, which is dependent upon MRCC SBIC’s continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies under the SBA debentures issued to MRCC SBIC upon an event of default.

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

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area. Investments in the securities of companies domiciled in or with their principal places of business outside of the United States, are not qualifying assets. In accordance with Section 55(a) of the 1940 Act, we cannot invest more than 30% of our assets in non-qualifying assets.

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

SENIOR SECURITIES

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including MRCC SBIC, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

CODES OF ETHICS

We and MC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may access our code of ethics on our website at www.monroebdc.com. The date and substance of amendments to the code, if any, are noted on the cover page of the code of ethics. In addition, each code of ethics is attached as an exhibit to our registration statement and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

On October 15, 2014, we were granted an exemptive relief order that permits Monroe Capital Corporation, MC Advisors, MC Management, MRCC SBIC and other affiliates of Monroe Capital to engage in co-investment transactions that would otherwise be prohibited under the 1940 Act. Subject to certain conditions, we are allowed to participate in negotiated investments with certain affiliated investment funds, providing our stockholders with access to a broader array of investment opportunities.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

Affiliates of MC Advisors manage other assets in seven closed-end funds, two small business investment companies and 15 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. We received exemptive relief from the SEC on October 15, 2014 that permits greater flexibility relating to co-investments, subject to certain conditions. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and by our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

AVAILABLE INFORMATION

We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available free of charge as soon as reasonably practicable following our filing of such reports with the SEC. We maintain a website at www.monroebdc.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated into this report, and you should not consider information on our website to be part of this report. You may also obtain such information by contacting us in writing at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Investor Relations. The SEC maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory and Management Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Peck, Egan and VanDerMeid, who comprise the MC Advisors investment committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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

The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Peck, Egan and VanDerMeid have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.

MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in seven closed-end funds, two small business investment companies and 15 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for the private BDC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among eligible accounts made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including our independent directors. It is the policy of Monroe Capital and its affiliates to base the determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

The part of the incentive fee payable to MC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MC Advisors to the extent that it may encourage MC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MC Advisors may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to MC Advisors that relates to our net investment income generally does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. However, part one incentive fees are subject to Incentive Fee Limitation as described in Note 6 to the accompanying consolidated financial statements. Any net investment income incentive fee would not be subject to repayment.

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

In situations where co-investment with other funds managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MC Advisors clients, MC Advisors must decide which client will proceed with the investment. MC Advisors makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Recently-enacted legislation allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA amended the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCAA, BDCs are allowed to reduce their asset coverage requirement to 150%, and thereby increase leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to reduce its asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of a BDCs independent directors to approve the reduction in its asset coverage requirement to 150%, and such approval would become effective after one year. In either case, a BDC would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

On March 27, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. On March 27, 2018, our board of directors also recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at our annual meeting of stockholders held on June 20, 2018. At the annual meeting, our stockholders approved this proposal, and we became subject to the 150% minimum asset coverage ratio, effective June 21, 2018.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (as of June 21, 2018) of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-28.11%	-16.91%	-5.71%	5.50%	16.70%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $579.8 million in total assets, $321.0 million in debt outstanding, of which $205.0 million is senior securities outstanding, $258.8 million in net assets and an average cost of funds of 4.60%, which was the weighted average interest rate of borrowing on our revolving credit facility, SBA debentures and 2023 Notes as of December 31, 2018. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total portfolio assets of at least 2.55%.

We are subject to risks associated with our revolving credit facility and the terms of our revolving credit facility may contractually limit our ability to incur additional indebtedness.

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

The revolving credit facility requires us to comply with certain financial and operational covenants, including asset coverage ratios and a minimum net worth. For example, the revolving credit facility requires that we maintain an asset coverage ratio of at least 1.5 to 1 and a senior debt coverage ratio of at least 2 to 1 at all times. We may divert cash to pay the lenders in amounts sufficient to cause these tests to be satisfied. Our compliance with these covenants depends on many factors, some of which, such as market conditions, are beyond our control.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million (as amended June 21, 2018), whichever is less. For two or more SBICs under common control (commonly referred to as a “family of funds”), the maximum amount of outstanding SBA debentures cannot exceed $350.0 million (prior to December 18, 2015, this limitation was $225.0 million). If MRCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The debentures issued by the SBA to MRCC SBIC have a maturity of ten years and bear interest semi-annually at fixed rates. MRCC SBIC will need to generate sufficient cash flow to make required debt payments to the SBA. If MRCC SBIC is unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event it liquidates or the SBA exercises its remedies under such debentures as the result of a default by MRCC SBIC.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in section 55(a) of the 1940 Act. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by our Board. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Board of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss).

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable to us on the debt securities we acquire, the default rate on such securities, the level of our expenses, including the cost of our indebtedness, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws, which may create regulatory uncertainty in the near term, and in May 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted and eased financial regulations and reduced oversight for certain entities. While the impact of the Dodd-Frank Act, and recently-enacted federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act and federal tax reform, including future rules implementing their provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On December 22, 2017, the U.S. House of Representatives and U.S. Senate enacted the legislation known as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act was signed by the President on December 23, 2017. The 2017 Tax Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The 2017 Tax Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The 2017 Tax Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities. While we do not foresee that the 2017 Tax Act or any additional tax legislation will have any impact on our ability to qualify for tax treatment as a RIC, we cannot predict with certainty how any changes in the tax laws, U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation might affect us, investors or our portfolio investments.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

MC Advisors has the right to resign under the Investment Advisory and Management Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our securities may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.

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

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of Monroe Capital employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans underlying our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is generally not clear and highly unpredictable when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

As of December 31, 2018, our investments in the High Tech Industries, Services: Business, and Banking, Finance, Insurance & Real Estate Industries represented approximately 16.9%, 10.4%, and 10.1%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Policy changes on the local, state and federal level, such as the expansion of the government’s role in these industries and changes to tax laws affecting these industries or real estate in particular, could fundamentally change the dynamics of these industries. In addition, various changes in real estate conditions, such as housing supply and demand, credit availability, the attractiveness of real estate investments and zoning and tax considerations, among other things, may impact our real estate related investments. We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2018, PIK interest and PIK dividends comprised approximately 3.9% and 1.4% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio is and may in the future be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche secured transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash pursuant to such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

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

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
42

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

The 2023 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of December 31, 2018, we had $136.0 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2023 Notes to the extent of the value of the assets securing such indebtedness.

 The 2023 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes, and the 2023 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2023 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including MRCC SBIC. As of December 31, 2018, our subsidiaries had total indebtedness outstanding of $115.0 million. In addition, in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2023 Notes.

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

The indenture under which the 2023 Notes are issued offers limited protection to holders of the 2023 Notes. The terms of the indenture and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2023 Notes. In particular, the terms of the indenture and the 2023 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. See “— Recently-enacted legislation allows us to incur additional leverage, which could increase the risk of investing in us”;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2023 Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage (as defined in the 1940 Act, except to the extent modified by this covenant) to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. For the purposes of determining “asset coverage” as used above, any and all of our indebtedness, including any outstanding borrowings under the revolving credit facility and any successor or additional credit facility, shall be deemed a senior security of us;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

As of December 31, 2018, we had approximately $136.0 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2023 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; and Boston, Massachusetts. Our administrator furnishes us office space, and we reimburse it for such costs on an allocated basis.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser is currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock is traded on The Nasdaq Global Select Market under the ticker symbol “MRCC.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value.

HOLDERS

As of March 4, 2019, there were six holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

DISTRIBUTIONS

We currently intend to make distributions to our stockholders on a quarterly basis out of assets legally available for distribution. We may also make additional distributions to our stockholders from time to time. Our quarterly and additional distributions, if any, will be determined by our board of directors.

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

PERFORMANCE GRAPH

The following graph compares the return on our common stock from December 31, 2013 to December 31, 2018 with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2013, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company are derived from our consolidated financial statements that have been audited by RSM US LLP (“RSM”), our independent registered public accounting firm. This consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows (dollars in thousands, except per share data):

	As of and for the years ended December 31,
	2018	2017	2016	2015		2014
Consolidated statements of operations data:
Total investment income	$58,384	$51,107	$45,018	$36,898		$29,913
Base management fees	8,879	7,726	6,347	5,129		4,091
Incentive fees, net of incentive fee waiver (1)	1,751	5,378	5,504	4,685		3,512
All other expenses	15,854	11,999	10,661	8,343		7,235
Net investment income	31,900	26,004	22,506	18,741		15,075
Net realized gain (loss)	(30,030)	(372)	587	304		299
Net change in unrealized gain (loss)	3,978	(13,480)	1,272	(1,153)		(1,465)
Net increase (decrease) in net assets resulting from operations	$5,848	$12,152	$24,365	$17,892		$13,909
Per share data (basic and diluted):
Net asset value	$12.66	$13.77	$14.52	$14.19		$14.05
Net investment income	1.57	1.40	1.55	1.60		1.57
Net realized gain (loss)	(1.48)	(0.03)	0.04	0.03		0.03
Net change in unrealized gain (loss)	0.20	(0.72)	0.09	(0.10)		(0.15)
Net increase (decrease) in net assets resulting from operations	$0.29	$0.65	$1.68	$1.53		$1.45
Distributions declared:
From net investment income	$1.40	$1.37	$1.40	$1.37		$1.36
From capital gains	—	0.03	—	0.03		—
From return of capital	—	—	—	—		—
Total distributions declared	$1.40	$1.40	$1.40	$1.40		$1.36
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$553,621	$494,138	$412,920	$341,091		$233,535
Cash	3,744	4,332	5,958	5,278		4,561
Restricted cash	13,982	2,867	2,373	8,588		1,176
Other assets	8,482	6,095	3,294	2,353	(2)	1,834	(2)
Total assets	579,829	507,432	424,545	357,310	(2)	241,106	(2)
Total debt	313,764	221,942	177,869	162,607	(2)	103,829	(2)
Other liabilities	7,298	6,791	5,826	10,168	(2)	3,539	(2)
Total liabilities	321,062	228,733	183,695	172,775	(2)	107,368	(2)
Total net assets	$258,767	$278,699	$240,850	$184,535		$133,738
Other data:
Total return based on market value (3)	(21.7)%	(1.8)%	29.0%	(0.2)%		30.7%
Total return based on average net asset value (4)	2.2%	4.6%	11.7%	11.0%		10.3%
Weighted average annualized effective yield at year end (5)	10.0%	10.0%	9.6%	10.6%		11.6%
Number of portfolio company investments at year end	74	72	70	55		40
Purchases of investments for the year	$240,420	$264,393	$147,780	$193,631		$132,183
Principal payments, sales of investments and settlement of forward contracts for the year	$159,161	$173,446	$81,446	$88,379		$107,073

(1)	During the years ended December 31, 2018, 2017, 2016, 2015 and 2014, MC Advisors waived part one incentive fees (based on net investment income) of zero, $308 thousand, $273 thousand, zero and zero, respectively.

(2)	In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 during the year ended December 31, 2016 and the consolidated statements of assets and liabilities for prior years were also revised to reflect this presentation.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our dividend reinvestment plan (“DRIP”). Total return based on market value does not reflect brokerage commissions.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets from operations by the average net asset value.
(5)	The weighted average annualized effective yield on portfolio investments at year end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of the Company’s fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2018, our portfolio included approximately 79.3% senior secured debt, 10.6% unitranche secured debt, 3.8% junior secured debt and 6.3% equity securities, compared to December 31, 2017, when our portfolio included approximately 78.5% senior secured debt, 8.2% unitranche secured debt, 7.8% junior secured debt and 5.5% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. See “SBA Debentures” below for more information.

On September 12, 2018, we closed a public offering of $69.0 million in aggregate principal amount of senior unsecured notes (“2023 Notes”). The 2023 Notes will mature on October 31, 2023. See “2023 Notes” below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

Expenses

Our primary operating expenses include the payment of fees to Monroe Capital BDC Advisors, LLC (“MC Advisors”) under the Investment Advisory and Management Agreement (management and incentive fees), and the payment of fees to Monroe Capital Management Advisors, LLC (“MC Management”) for our allocable portion of overhead and other expenses under the Administration Agreement and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration agreement. Our expenses also include interest expense on our various forms of indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, secured borrowings, foreign currency and other transactions within net change in unrealized gain (loss) in the consolidated statements of operations.

Portfolio and Investment Activity

During the year ended December 31, 2018, we invested $112.4 million in 20 new portfolio companies and $128.0 million in 31 existing portfolio companies and had $159.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $81.2 million for the year.

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

The following table shows portfolio yield by security type:

	December 31, 2018		December 31, 2017
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.2%	10.2%	9.6%	9.6%
Unitranche secured loans	10.3	10.8	9.3	11.3
Junior secured loans	9.0	9.0	9.4	9.4
Preferred equity securities	0.5	0.5	10.8	10.8
Total	10.0%	10.0%	9.8%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of the investment portfolio (in thousands):

	December 31, 2018		December 31, 2017
Fair Value:
Senior secured loans	$439,068	79.3%	$387,874	78.5%
Unitranche secured loans	58,852	10.6	40,295	8.2
Junior secured loans	21,154	3.8	38,549	7.8
LLC equity interest in SLF	27,634	5.0	9,640	1.9
Equity securities	6,913	1.3	17,780	3.6
Total	$553,621	100.0%	$494,138	100.0%

Our portfolio composition remained relatively consistent with December 31, 2017, with the largest shifts in portfolio composition a result of the prepayments of junior secured loans and the additional investments made in SLF during the year ended December 31, 2018. The overall contractual and effective yield on the portfolio stayed relatively flat as compared to December 31, 2017. General increases in LIBOR during the year ended December 31, 2018 were partially offset by a slight increase in investments on non-accrual status.

The following table shows the portfolio composition by industry grouping at fair value (in thousands):

	December 31, 2018		December 31, 2017
Fair Value:
Aerospace & Defense	$—	—%	$5,000	1.0%
Automotive	2,883	0.5	—	—
Banking, Finance, Insurance & Real Estate	55,839	10.1	61,407	12.4
Beverage, Food & Tobacco	15,544	2.8	17,770	3.6
Capital Equipment	4,995	0.9	—	—
Chemicals, Plastics & Rubber	14,971	2.7	8,860	1.8
Construction & Building	24,942	4.5	10,057	2.0
Consumer Goods: Durable	15,552	2.8	11,808	2.4
Consumer Goods: Non-Durable	19,181	3.5	24,717	5.0
Containers, Packaging & Glass	9,694	1.8	4,928	1.0
Energy: Oil & Gas	2,516	0.4	2,352	0.5
Environmental Industries	12,195	2.2	4,457	0.9
Healthcare & Pharmaceuticals	52,769	9.5	65,582	13.3
High Tech Industries	93,698	16.9	46,239	9.4
Hotels, Gaming & Leisure	20,264	3.7	42,744	8.6
Investment Funds & Vehicles	27,634	5.0	9,640	2.0
Media: Advertising, Printing & Publishing	21,908	4.0	23,264	4.7
Media: Broadcasting & Subscription	4,483	0.8	15,965	3.2
Media: Diversified & Production	5,000	0.9	5,006	1.0
Retail	33,863	6.1	41,644	8.4
Services: Business	57,592	10.4	41,724	8.5
Services: Consumer	15,849	2.9	21,474	4.3
Telecommunications	—	—	3,152	0.6
Utilities: Electric	—	—	2,792	0.6
Utilities: Water	14,509	2.6	—	—
Wholesale	27,740	5.0	23,556	4.8
Total	$553,621	100.0%	$494,138	100.0%

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

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the PMG, in consultation with the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the investment committee have extensive experience in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2018 (in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	452,549	81.8
3	57,741	10.4
4	43,331	7.8
5	—	—
Total	$553,621	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2017 (in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$3,445	0.7%
2	415,094	84.0
3	57,547	11.6
4	18,052	3.7
5	—	—
Total	$494,138	100.0%

As of December 31, 2018, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion Holdings, LLC (“Curion”) promissory notes, Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) third lien tranches, Millennial Brands LLC (“Millennial”), and Rockdale Blackhawk, LLC (“Rockdale”) pre-petition debt), and these investments totaled $16.8 million in fair value, or 3.0% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. As of December 31, 2017, we had two borrowers with loans and preferred equity securities on non-accrual status (Millennial and TPP Operating, Inc. (“TPP”)), and these investments totaled $8.5 million in fair value, or 1.7% of our total investments at fair value. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Total investment income	$58,384	$51,107	$45,018
Total expenses, net of incentive fee waiver	26,484	25,103	22,512
Net investment income	31,900	26,004	22,506
Net realized gain (loss) on investments	(30,014)	(439)	587
Net realized gain (loss) on secured borrowings	—	66	—
Net realized gain (loss) on foreign currency forward contracts	(3)	—	—
Net realized gain (loss) on foreign currency and other transactions	(13)	1	—
Net realized gain (loss)	(30,030)	(372)	587
Net change in unrealized gain (loss) on investments	2,939	(13,120)	1,325
Net change in unrealized gain (loss) on secured borrowings	—	(6)	(53)
Net change in unrealized gain (loss) on foreign currency and other transactions	1,039	(354)	—
Net change in unrealized gain (loss)	3,978	(13,480)	1,272
Net increase (decrease) in net assets resulting from operations	$5,848	$12,152	$24,365

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Interest income	$50,442	$44,565	$36,448
Dividend income	2,567	1,002	4,548
Fee income	2,024	1,890	1,471
Prepayment gain (loss)	1,088	1,790	995
Accretion of discounts and amortization of premium	2,263	1,860	1,556
Total investment income	$58,384	$51,107	$45,018

The increase in investment income of $7.3 million during the year ended December 31, 2018 is primarily due to an increase in average outstanding loan balances and an increase in dividend income due to our investment in SLF, partially offset by a decrease in prepayment gain (loss). The increase in investment income of $6.1 million during the year ended December 31, 2017 is primarily due to an increase in average outstanding loan balances and an increase in prepayment loan activity, partially offset by a decrease in dividend income. The decrease in dividend income during the year ended December 31, 2017, as compared to the prior years, is driven by a decrease in dividend income from our investment in Rockdale of $3.5 million.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Interest and other debt financing expenses	$12,270	$8,312	$6,782
Base management fees	8,879	7,726	6,347
Incentive fees, net of incentive fee waiver (1)	1,751	5,378	5,504
Professional fees	1,172	1,243	988
Administrative service fees	1,327	1,248	1,287
General and administrative expenses	931	948	779
Excise taxes	11	100	679
Directors’ fees	143	148	146
Total expenses, net of incentive fee waiver	$26,484	$25,103	$22,512

(1)	During the years ended December 31, 2018, 2017 and 2016, MC Advisors waived part one incentive fees (based on net investment income) of zero, $308 thousand and $273 thousand, respectively. Incentive fees during the years ended December 31, 2018 and 2017 were limited by zero and $0.4 million due to the Incentive Fee Limitation, respectively. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses was as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Interest expense – revolving credit facility	$5,845	$4,771	$4,422
Interest expense – 2023 Notes	1,201	—	—
Interest expense – SBA debentures	3,814	2,434	1,340
Amortization of deferred financing costs	1,410	1,042	820
Interest expense – secured borrowings	—	34	123
Other	—	31	77
Total interest and other debt financing expenses	$12,270	$8,312	$6,782

The increase in expenses of $1.4 million during the year ended December 31, 2018 is primarily due to an increase in interest expense as a result of additional borrowings on our various financing sources (including the SBA debentures, 2023 Notes, and revolving credit facility) required to support the growth of the portfolio and an increase in base management fees due to the growth in invested assets. These increases were partially offset by a decrease in incentive fees due to the Incentive Fee Limitation. The increase in expenses of $2.6 million during the year ended December 31, 2017 is primarily due to an increase in base management fees due to the growth in invested assets and an increase in interest expense as a result of additional borrowings (including SBA debentures) required to support the growth of the portfolio. These increases were partially offset by a decline in the accrual for excise taxes for the year ended December 31, 2017 as a result of lower undistributed taxable income.

Net Realized Gain (Loss)

During the years ended December 31, 2018, 2017 and 2016, we had sales or dispositions of investments of $14.0 million, $16.9 million and $0.6 million, respectively, resulting in ($30.0) million, ($0.4) million and $0.6 million of net realized gains (losses), respectively. During the year ended December 31, 2018, the net realized losses on the portfolio were primarily associated with the winding down of our investments in TPP, and the sale of our debt investments in Millennial. These investments had been significantly marked down in previous periods and this represented a shift of these losses from unrealized to realized. During 2018, TPP ceased operations and we, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute assets to its creditors. The assignee has informed us that it will have de minimis assets to distribute to creditors. As a result, we have realized our loss on TPP.

During the years ended December 31, 2018, 2017 and 2016, we had sales of secured borrowings of zero, $1.3 million and zero resulting in zero, $66 thousand and zero of net realized gains, respectively

During the years ended December 31, 2018, 2017 and 2016, we had ($3) thousand, zero and zero of net realized gains (losses) on foreign currency forward contracts, respectively. During the years ended December 31, 2018, 2017 and 2016, we had ($13) thousand, $1 thousand and zero of net realized gains (losses) on foreign currency and other transactions, respectively. We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2018, 2017 and 2016, our investments had $2.9 million, ($13.1) million and $1.3 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year. The net change in unrealized gains during the year ended December 31, 2018 was primarily attributable to previously recognized mark-to-market losses on investments in TPP and Millennial moving from unrealized to realized. This was partially offset by mark-to-market losses on our investment portfolio, including unrealized losses on our investment in Rockdale of ($6.5) million and our investment in ECA of ($3.0) million. In addition, the widening of credit spreads during the year ended December 31, 2018 contributed to the mark-to-market losses on the portfolio. On July 24, 2018, Rockdale filed for bankruptcy as part of a restructuring process. During the year ended December 31, 2018, we funded additional investments under the debtor-in-possession (“DIP”) financing facility established in conjunction with the bankruptcy and received repayments on a portion of our pre-petition debt. On July 20, 2018, we put back our 22.65% equity investment in Rockdale. We placed our investment in the pre-petition debt of Rockdale on non-accrual status in conjunction with the bankruptcy filing. During the three months ended December 31, 2018, ECA elected to enter into receivership with the intention of continuing operations under a restructuring plan. This restructuring plan was ultimately unsuccessful and in December 2018 the appointed receiver began to implement a wind-down of the majority of operations for ECA. We placed our investment in ECA on non-accrual status in conjunction with ECA’s entry into receivership.

For the years ended December 31, 2018, 2017 and 2016, our secured borrowings had zero, ($6) thousand and ($53) thousand of net change in unrealized gain (loss), respectively. For the years ended December 31, 2018, 2017 and 2016, our foreign currency forward contracts had $16 thousand, zero, and zero of net change in unrealized gain (loss), respectively. For the years ended December 31, 2018, 2017 and 2016, our foreign currency borrowings had $1.0 million, ($0.4) million and zero of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2018, 2017 and 2016, the net increase in net assets from operations was $5.8 million, $12.2 million and $24.4 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2018, 2017 and 2016, our per share net increase in net assets resulting from operations was $0.29, $0.65 and $1.68, respectively. The $6.4 million decrease during the year ended December 31, 2018, is primarily the result of an increase in net mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income primarily due to portfolio growth and the Incentive Fee Limitation. The $12.2 million decrease during the year ended December 31, 2017, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income due to portfolio growth.

Liquidity and Capital Resources

As of December 31, 2018, we had $3.7 million in cash, $14.0 million in cash at MRCC SBIC, $136.0 million of total debt outstanding on our revolving credit facility, $69.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $64.0 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2018, we experienced a net increase in cash and restricted cash of $10.5 million. During the same period we used $55.1 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $65.7 million from financing activities, primarily as a result of proceeds from our 2023 Notes (net of deferred financing cost payments) and net borrowings on our revolving credit facility, partially offset by distributions to stockholders.

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

For the year ended December 31, 2016, we experienced a net decrease in cash and restricted cash of $5.5 million. During the same period we used $51.9 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same year, we generated $46.3 million from financing activities, principally from net proceeds from our capital raises during the period, net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders and decreases in secured borrowings.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 20, 2018, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2018 and 2017, we had 20,444,564 and 20,239,957 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On March 27, 2018, our Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. On June 20, 2018, our stockholders approved a proposal to accelerate the effective date of the modified asset coverage requirements. As a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective June 21, 2018. As of December 31, 2018 and 2017, our asset coverage ratio based on aggregate borrowings outstanding was 223% and 334%, respectively.

Stock Issuances: On July 1, 2016, we amended the at-the-market (“ATM”) securities offering program we entered into on February 6, 2015 with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) (the “Initial ATM Program”), to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV. On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP (the “ATM Program”). All other material terms of the Initial ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2016, there were no stock issuances under the Initial ATM Program. During the year ended December 31, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Initial ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. During the year ended December 31, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2.5 million under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million.

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

Borrowings

Revolving Credit Facility: As of December 31, 2018, we had U.S. dollar borrowings of $117.1 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.9 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. As of December 31, 2017, we had U.S. dollar borrowings of $105.2 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £8.8 million ($11.9 million in U.S. dollars) under our revolving credit facility with ING Capital LLC, as agent, to finance the purchase of our assets. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in our consolidated statements of operations and totaled $1.0 million, ($0.4) million and zero for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the maximum amount we were able to borrow was $200.0 million and this borrowing can be increased to $300.0 million pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, we closed a $40.0 million upsize to the revolving credit facility, bringing the maximum amount we are able to borrow from $160.0 million to $200.0 million, in accordance with the facility’s accordion feature. The maturity date on the facility was December 14, 2020.

The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. Our ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. We may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 1.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2018 and 2017, the outstanding borrowings were accruing at a weighted average interest rate of 5.0% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2018, 2017 and 2016 was 4.7%, 4.2% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the years ended December 31, 2018, 2017 and 2016 was 0.6%, 0.5% and 0.5%, respectively.

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

 See “Recent Developments” for information on the March 1, 2019 amendment and extension of our revolving credit facility.

2023 Notes: On September 12, 2018, we closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69.0 million. Aggregate underwriters’ discounts and commissions were $2.2 million and deferred financing costs were $0.4 million, resulting in net proceeds of approximately $66.4 million. The 2023 Notes will mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%, commencing on October 31, 2018. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies upon an event of default.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $175.0 million when it has at least $87.5 million in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $350.0 million in total borrowings.

As of December 31, 2018, MRCC SBIC had $57.6 million in leverageable capital and $115.0 million in SBA debentures outstanding. As of December 31, 2017, MRCC SBIC had $57.6 million in leverageable capital and $109.5 million in SBA debentures outstanding.

As of December 31, 2018, MRCC SBIC had the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

As of December 31, 2017, MRCC SBIC had the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA debt increases flexibility under the asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. As of December 31, 2018, and 2017, there were no secured borrowings. During the years ended December 31, 2018, 2017 and 2016, repayments on secured borrowings totaled zero, $1.3 million and $1.2 million, respectively.

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the years ended December 31, 2018, 2017 and 2016 totaled $28.5 million ($1.40 per share), $27.0 million ($1.40 per share) and $20.7 million ($1.40 per share), respectively, none of which represented return of capital.

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

MRCC Senior Loan Fund I, LLC

We co-invest with NLV Financial Corporation (“NLV”), in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board of members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both December 31, 2018 and 2017, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of December 31, 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $54.4 million was funded. As of December 31, 2017, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $19.0 million was funded.

As of both December 31, 2018 and 2017, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of December 31, 2018 and 2017, $27.2 million and $9.5 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the year ended December 31, 2018, we received $1.7 million of dividend income from the SLF LLC equity interests. For the years ended December 31, 2017 and 2016, we did not receive dividend income from the SLF LLC equity interests, as we did not make our investment in SLF until November 2017.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of December 31, 2018 allowed SLF SPV to borrow up to $150.0 million at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20.0 million upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to $170.0 million. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2018, 2017 and 2016, SLF incurred $72 thousand, zero, and zero of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of December 31, 2018 and 2017, SLF had total assets at fair value of $177.1 million and $41.6 million, respectively. As of both December 31, 2018 and 2017, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2018 and 2017, SLF had commitments to fund various undrawn revolvers and delayed draw loans to its portfolio companies totaling $5.5 million and $2.1 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Senior secured loans (1)	174,267	29,438
Weighted average current interest rate on senior secured loans (2)	7.6%	7.1%
Number of borrowers in SLF	50	8
Largest portfolio company investment (1)	6,930	7,000
Total of five largest portfolio company investments (1)	27,489	23,500

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holding, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel Corporation (d)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orion Business Innovation	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orion Business Innovation (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies, except for Loparex International B.V.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" of "L") or Prime ("P") which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investment are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2018. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2018.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/2/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/11/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/11/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/27/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/20/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

Below is certain summarized financial information for SLF as of and for the years ended December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value	$172,341	$29,126
Cash	448	12,504
Restricted cash	3,838	—
Interest receivable	456	11
Other assets	39	—
Total assets	177,122	41,641
Liabilities
Revolving credit facility	101,060	—
Less: Unamortized deferred financing costs	(1,625)	—
Total debt, less unamortized deferred financing costs	99,435	—
Payable for open trades	21,746	22,304
Interest payable	457	—
Accounts payable and accrued expenses	216	57
Total liabilities	121,854	22,361
Members’ capital	55,268	19,280
Total liabilities and members’ capital	$177,122	$41,641

	For the years ended December 31,
	2018	2017 (1)
Investment income:
Interest income	$7,288	$39
Total investment income	7,288	39
Expenses:
Interest and other debt financing expenses	2,849	—
Organizational costs	11	39
Professional fees	312	45
Total expenses	3,172	84
Net investment income (loss)	4,116	(45)
Net gain (loss):
Net realized gain (loss)	7	—
Net change in unrealized gain (loss)	(85)	325
Net gain (loss)	(78)	325
Net increase (decrease) in members’ capital	$4,038	$280

(1)	SLF commenced operations on November 14, 2017.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an Administration Agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. SLF has incurred $72 thousand of allocable expenses through December 31, 2018.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.
63

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$136,026	$—	$136,026	$—	$—
2023 Notes	69,000	—	—	69,000	—
SBA debentures payable	115,000	—	—	—	115,000
Unfunded commitments (1)	56,041	56,041	—	—	—
Total contractual obligations	$376,067	$56,041	$136,026	$69,000	$115,000

(1)	Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2018.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. As of December 31, 2018 and 2017, we had outstanding commitments to fund investments, excluding investments in SLF, totaling $56.0 million and $41.2 million, respectively. As of December 31, 2018 and 2017, we have unfunded commitments to SLF of $22.8 million and $40.5 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require explicit authorization of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On March 5, 2019, the Board declared a quarterly distribution of $0.35 per share payable on March 29, 2019 to holders of record on March 15, 2019.

On March 1, 2019, we amended and restated our revolving credit facility (as amended and restated, the “Amended Credit Agreement”). Among other things, the Amended Credit Agreement increases the size of the facility from $200.0 million to $255.0 million (with an accordion feature that permits us, under certain circumstances, to increase the size of the facility up to $400.0 million), extends the period during which we may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extends the final maturity date from December 14, 2020 to March 1, 2024, lowers the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at our option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in our portfolio.

The facility continues to be secured by substantially all of our assets (excluding, among other things, investments held in and by our wholly-owned subsidiary, MRCC SBIC). The Amended Credit Agreement and related agreements governing the facility required us to, among other things, (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including the covenants noted above and covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a minimum liquidity and net worth and (E) limitations on the creation or existence of agreements that prohibit liens on certain of our properties and certain of our subsidiaries. The Amended Credit Agreement and related documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and our failure to materially perform under the Amended Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

In addition to the asset coverage and senior debt coverage ratios described above, borrowings under the Amended Credit Agreement (and the incurrence of certain other permitted debt) will continue to be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. Borrowings under the Amended Credit Agreement will continue to be subject to the facility’s various covenants and the leverage restrictions contained in the 1940 Act.

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once in every calendar year for each portfolio company investment, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	our audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The Board generally uses the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

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

Net Realized Gains or Losses and Net Change in Unrealized Gain or Loss

We measure realized gains or losses by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gains or losses are realized. Additionally, we do not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on our consolidated statements of operations. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the revolving credit facility borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions.

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

During the year ended December 31, 2018, we did not accrue any capital gains incentive fees. During the year ended December 31, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations. During the year ended December 31, 2016, we accrued capital gains incentive fees of $0.2 million based on the performance of our portfolio, none of which was payable to MC Advisors.

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

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. We adopted ASU 2014-09 on January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance was effective for annual and interim periods beginning after December 15, 2017, and early adoption was not permitted for public business entities. We adopted ASU 2016-01 on January 1, 2018, and the adoption did not have a material impact on our consolidated financial statements for the periods presented.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our SBA debentures and the 2023 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(1,243)	$(340)	$(903)
Up 100 basis points	5,030	1,360	3,670
Up 200 basis points	10,053	2,720	7,333
Up 300 basis points	15,076	4,081	10,995

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of December 31, 2018, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.9 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2018 we had foreign currency forward contracts in place for £2.6 million associated with future interest payments on certain investments.

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Management assessed the effectiveness of Monroe Capital Corporation’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Monroe Capital Corporation’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. This report appears on F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2011.

Chicago, Illinois
March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Monroe Capital Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and the related notes to the consolidated financial statements of the Company and our report dated March 5, 2019, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
March 5, 2019

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2018	December 31, 2017

ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$468,720	$425,747
Non-controlled affiliate company investments	57,267	58,751
Controlled affiliate company investments	27,634	9,640
Total investments, at fair value (amortized cost of: $564,124 and $507,580, respectively)	553,621	494,138
Cash	3,744	4,332
Restricted cash	13,982	2,867
Unrealized gain on foreign currency forward contracts	16	—
Interest receivable	7,774	5,335
Other assets	692	760
Total assets	579,829	507,432

LIABILITIES
Debt:
Revolving credit facility	136,026	117,092
2023 Notes	69,000	—
SBA debentures payable	115,000	109,520
Total debt	320,026	226,612
Less: Unamortized deferred financing costs	(6,262)	(4,670)
Total debt, less unamortized deferred financing costs	313,764	221,942
Interest payable	2,550	1,535
Management fees payable	2,318	2,064
Incentive fees payable	—	1,157
Accounts payable and accrued expenses	2,430	2,035
Total liabilities	321,062	228,733
Net assets	$258,767	$278,699

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,240 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,911	286,141
Accumulated undistributed (overdistributed) earnings	(30,164)	(7,462)
Total net assets	$258,767	$278,699

Net asset value per share	$12.66	$13.77

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Investment income:
Interest income:
Non-controlled/non-affiliate company investments	$46,551	$42,055	$34,348
Non-controlled affiliate company investments	7,242	5,566	4,511
Controlled affiliate company investments	—	594	140
Total interest income	53,793	48,215	38,999
Dividend income:
Non-controlled/non-affiliate company investments	842	1,002	1,002
Controlled affiliate company investments	1,725	—	3,546
Total dividend income	2,567	1,002	4,548
Fee income:
Non-controlled/non-affiliate company investments	1,941	1,890	1,435
Non-controlled affiliate company investments	83	—	36
Total fee income	2,024	1,890	1,471
Total investment income	58,384	51,107	45,018

Operating expenses:
Interest and other debt financing expenses	12,270	8,312	6,782
Base management fees	8,879	7,726	6,347
Incentive fees	1,751	5,686	5,777
Professional fees	1,172	1,243	988
Administrative service fees	1,327	1,248	1,287
General and administrative expenses	931	948	779
Excise taxes	11	100	679
Directors' fees	143	148	146
Expenses before incentive fee waiver	26,484	25,411	22,785
Incentive fee waiver	—	(308)	(273)
Total expenses, net of incentive fee waiver	26,484	25,103	22,512
Net investment income	31,900	26,004	22,506

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(1,325)	(439)	587
Non-controlled affiliate company investments	(28,689)	—	—
Secured borrowings	—	66	—
Foreign currency forward contracts	(3)	—	—
Foreign currency and other transactions	(13)	1	—
Net realized gain (loss)	(30,030)	(372)	587

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(11,375)	4,764	(610)
Non-controlled affiliate company investments	14,020	(14,635)	7,013
Controlled affiliate company investments	294	(3,249)	(5,078)
Secured borrowings	—	(6)	(53)
Foreign currency and other transactions	1,039	(354)	—
Net change in unrealized gain (loss)	3,978	(13,480)	1,272

Net gain (loss)	(26,052)	(13,852)	1,859

Net increase (decrease) in net assets resulting from operations	$5,848	$12,152	$24,365

Per common share data:
Net investment income per share - basic and diluted	$1.57	$1.40	$1.55
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$0.65	$1.68
Weighted average common shares outstanding - basic and diluted	20,337	18,625	14,546

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

				Accumulated
	Common Stock		Capital in	undistributed
	Number of	Par	excess of par	(overdistributed)	Total
	shares	value	value	earnings	net assets
Balances at December 31, 2015	13,008	$13	$184,419	$103	$184,535
Net investment income	—	—	—	22,506	22,506
Net realized gain (loss)	—	—	—	587	587
Net change in unrealized gain (loss)	—	—	—	1,272	1,272
Issuance of common stock, net of offering and underwriting costs	3,566	4	52,516	—	52,520
Distributions to stockholders	8	—	138	(20,708)	(20,570)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,547)	3,547	—
Balances at December 31, 2016	16,582	$17	$233,526	$7,307	$240,850

Net investment income	—	$—	$—	$26,004	$26,004
Net realized gain (loss)	—	—	—	(372)	(372)
Net change in unrealized gain (loss)	—	—	—	(13,480)	(13,480)
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	—	52,221
Distributions to stockholders	34	—	525	(27,049)	(26,524)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(128)	128	—
Balances at December 31, 2017	20,240	$20	$286,141	$(7,462)	$278,699

Net investment income	—	$—	$—	$31,900	$31,900
Net realized gain (loss)	—	—	—	(30,030)	(30,030)
Net change in unrealized gain (loss)	—	—	—	3,978	3,978
Issuance of common stock, net of offering and underwriting costs	183	—	2,402	—	2,402
Distributions to stockholders	22	—	301	(28,483)	(28,182)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	67	(67)	—
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,848	$12,152	$24,365
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(2,939)	13,120	(1,325)
Net change in unrealized (gain) loss on secured borrowings	—	6	53
Net change in unrealized (gain) loss on foreign currency and other transactions	(1,039)	354	—
Net realized (gain) loss on investments	30,014	439	(587)
Net realized (gain) loss on secured borrowings	—	(66)	—
Net realized (gain) loss on foreign currency forward contracts	3	—	—
Net realized (gain) loss on foreign currency and other transactions	13	(1)	—
Payment-in-kind interest income	(2,247)	(1,729)	(2,027)
Payment-in-kind dividend income	(792)	(241)	—
Net accretion of discounts and amortization of premiums	(2,263)	(1,860)	(1,556)
Proceeds from principal payments, sales of investments and settlement of forward contracts	159,161	173,446	81,446
Purchases of investments	(240,420)	(264,393)	(147,780)
Amortization of deferred financing costs	1,410	1,042	820
Changes in operating assets and liabilities:
Interest receivable	(2,439)	(2,692)	(1,037)
Other assets	68	(109)	96
Payable for open trades	—	—	(5,297)
Interest payable	1,015	800	158
Management fees payable	254	315	246
Incentive fees payable	(1,157)	(65)	(29)
Directors' fees payable	—	—	(74)
Accounts payable and accrued expenses	395	(85)	654
Net cash provided by (used in) operating activities	(55,115)	(69,567)	(51,874)

Cash flows from financing activities:
Borrowings on revolving credit facility	194,307	184,538	105,000
Repayments of revolving credit facility	(174,350)	(196,800)	(99,700)
Proceeds from 2023 Notes	69,000	—	—
SBA debenture borrowings	5,480	58,020	11,500
Payments of deferred financing costs	(3,002)	(1,766)	(1,196)
Repayments on secured borrowings	—	(1,254)	(1,215)
Proceeds from shares sold, net of offering and underwriting costs	2,402	52,221	52,520
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $301, $525 and $138, respectively	(28,182)	(26,524)	(20,570)
Net cash provided by (used in) financing activities	65,655	68,435	46,339

Net increase (decrease) in Cash and Restricted Cash	10,540	(1,132)	(5,535)
Effect of foreign currency exchange rates	(13)	—	—
Cash and Restricted Cash, beginning of year	7,199	8,331	13,866
Cash and Restricted Cash, end of year (1)	$17,726	$7,199	$8,331

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$9,770	$6,315	$5,530
Cash paid for excise taxes during the year	$91	$495	$284

(1)	Represents cash and restricted cash of $3,744 and $13,982, respectively, from the consolidated statement of assets and liabilities as of December 31, 2018. Represents cash and restricted cash of $4,332 and $2,867, respectively, from the consolidated statement of assets and liabilities as of December 31, 2017. Represents cash and restricted cash of $5,958 and $2,373, respectively, from the consolidated statement of assets and liabilities as of December 31, 2016.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.76%	4/24/2023	2,944	$2,891	$2,883	1.1%
Hastings Manufacturing Company (Delayed Draw) (e) (f)	L+8.25%	10.76%	4/24/2023	899	—	—	0.0%
				3,843	2,891	2,883	1.1%
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+7.50%	9.85%	2/24/2021	15,750	15,253	15,146	5.9%
HFZ Capital Group, LLC (g)	L+10.17%	12.39% Cash/ 0.17% PIK (h)	10/21/2019	18,000	17,819	18,009	7.0%
HFZ Member RB Portfolio LLC (Delayed Draw) (e) (f) (g)	L+12.00%	14.54%	10/29/2021	9,000	3,708	3,706	1.4%
Liftforward SPV II, LLC (e) (g)	L+10.75%	13.27%	11/10/2020	10,000	4,088	4,132	1.6%
PKS Holdings, LLC (g)	L+10.00%	12.35%	11/30/2022	1,755	1,605	1,675	0.6%
PKS Holdings, LLC (Revolver) (e) (g)	L+10.00%	12.35%	11/30/2022	80	—	—	0.0%
				54,585	42,473	42,668	16.5%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	8.53%	8/23/2022	6,843	6,793	6,654	2.6%
Toojay's Management LLC	L+5.50%	8.01%	10/26/2022	3,500	3,433	3,497	1.4%
Toojay's Management LLC (Delayed Draw) (e) (f)	L+5.50%	8.01%	10/26/2022	477	—	—	0.0%
Toojay's Management LLC (Revolver) (e)	L+5.50%	8.01%	10/26/2022	159	79	79	0.0%
				10,979	10,305	10,230	4.0%
Capital Equipment
Magneto & Diesel Acquisition, Inc.	L+5.50%	8.01%	12/18/2023	5,000	4,913	4,913	1.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (e)	L+5.50%	8.01%	12/18/2023	500	83	82	0.0%
				5,500	4,996	4,995	1.9%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+6.75%	9.26%	8/31/2023	898	881	907	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (e) (f)	L+6.75%	9.26%	8/31/2023	600	—	—	0.0%
Midwest Composite Technologies, LLC (Revolver) (e)	L+6.75%	9.26%	8/31/2023	90	—	—	0.0%
Valudor Products LLC	L+7.50%	10.01%	6/19/2023	1,604	1,575	1,600	0.6%
Valudor Products LLC (i)	L+7.50%	10.01%	6/19/2023	211	205	210	0.1%
Valudor Products LLC (Revolver) (e)	L+9.50%	12.01%	6/19/2023	818	606	607	0.2%
				4,221	3,267	3,324	1.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Construction & Building
Cali Bamboo, LLC	L+6.25%	8.76%		7/10/2020		5,264	$5,231	$5,264	2.0%
Cali Bamboo, LLC (Revolver) (e)	L+6.25%	8.76%		7/10/2020		2,165	1,689	1,689	0.7%
Construction Supply Acquisition, LLC	L+6.00%	8.62%		6/30/2023		4,791	4,767	4,779	1.8%
Cornerstone Detention Products, Inc. (j)	L+11.83%	11.01% Cash/ 3.33% PIK	(k)	4/8/2019		3,350	3,346	3,350	1.3%
Cornerstone Detention Products, Inc. (Revolver) (e)	L+8.50%	11.01%		4/8/2019		1,000	200	200	0.1%
Nova Wildcat Amerock, LLC	L+5.75%	8.26%		10/12/2023		9,500	9,317	9,372	3.6%
Nova Wildcat Amerock, LLC (Revolver) (e)	L+5.75%	8.26%		10/12/2023		931	292	288	0.1%
						27,001	24,842	24,942	9.6%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (l)	L+7.25%	9.76%		8/22/2022		11,250	11,076	10,879	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (e)	L+7.25%	9.76%		8/22/2022		2,400	696	671	0.3%
						13,650	11,772	11,550	4.5%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	13.01% Cash/ 2.25% PIK	(m)	12/20/2019		2,256	2,253	2,244	0.9%
Landpoint, LLC (Revolver) (e)	L+10.50%	13.01%		12/20/2019		313	274	272	0.1%
						2,569	2,527	2,516	1.0%
Environmental Industries
StormTrap, LLC	L+5.50%	8.01%		12/8/2023		8,000	7,861	7,860	3.0%
StormTrap, LLC (Revolver) (e)	L+5.50%	8.01%		12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		2,932	2,893	2,919	1.1%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		490	484	488	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (f)	L+6.50%	9.01%		4/29/2021		1,320	837	834	0.3%
Synergy Environmental Corporation (Revolver) (e)	L+6.50%	9.01%		4/29/2021		671	94	94	0.0%
						13,845	12,169	12,195	4.6%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		4,076	4,012	4,127	1.6%
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		750	738	759	0.3%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	242	242	0.1%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	165	165	0.1%
Familia Dental Group Holdings, LLC (l)	L+8.00%	10.51%		4/8/2021		5,053	5,011	5,083	2.0%
Familia Dental Group Holdings, LLC	L+8.00%	10.51%		4/8/2021		486	486	489	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	L+8.00%	10.51%		4/8/2021		573	229	229	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	226	226	226	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	8,877	8,877	8,877	3.4%
Rockdale Blackhawk, LLC	L+13.00%	15.51	%(p)	3/31/2020		10,923	10,465	8,667	3.3%
						31,844	30,451	28,864	11.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
High Tech Industries
Corbett Technology Solutions, Inc. (l)	L+7.00%	9.51%	11/8/2021	4,917	$4,868	$4,956	1.9%
Corbett Technology Solutions, Inc. (Revolver) (e)	L+7.00%	9.51%	11/8/2021	867	—	—	0.0%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	4,393	4,349	4,404	1.7%
Energy Services Group, LLC (g) (q)	L+8.42%	9.42%	5/4/2022	5,046	5,186	5,033	1.9%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	1,250	1,235	1,253	0.5%
Host Analytics, Inc.	L+6.00%	8.51%	12/28/2023	9,500	9,310	9,310	3.6%
Host Analytics, Inc. (Revolver) (e)	L+6.00%	8.51%	12/28/2023	442	—	—	0.0%
IT Global Holding LLC	L+7.00%	9.51%	11/10/2023	10,500	10,294	10,421	4.0%
IT Global Holding LLC (Revolver) (e)	L+7.00%	9.51%	11/10/2023	875	263	263	0.1%
Newforma, Inc. (l)	L+5.50%	8.31%	6/30/2022	14,813	14,649	14,961	5.8%
Newforma, Inc. (Revolver) (e)	L+5.50%	8.31%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.00%	9.51%	12/12/2022	3,465	3,408	3,451	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	12/12/2022	2,329	813	809	0.3%
Prototek Sheetmetal Fabrication, LLC (Revolver) (e)	L+7.00%	9.51%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited (g) (n) (q)	L+7.50%	8.39%	11/9/2023	13,774	14,122	13,912	5.4%
RPL Bidco Limited (Delayed Draw) (e) (f) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	2,041	—	—	0.0%
RPL Bidco Limited (Revolver) (e) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	510	—	—	0.0%
VPS Holdings, LLC	L+7.00%	9.51%	10/4/2024	5,000	4,902	4,960	1.9%
VPS Holdings, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	10/4/2024	4,000	—	—	0.0%
VPS Holdings, LLC (Revolver) (e)	L+7.00%	9.51%	10/4/2024	1,000	100	100	0.0%
WillowTree, LLC	L+5.50%	8.01%	10/9/2023	7,980	7,846	7,972	3.1%
WillowTree, LLC (Revolver) (e)	L+5.50%	8.01%	10/9/2023	1,000	480	479	0.2%
				95,185	81,825	82,284	31.7%
Hotels, Gaming & Leisure
TRG, LLC	L+12.79%	9.85% Cash/ 5.29% PIK (r)	3/31/2021	17,144	17,086	18,636	7.2%
TRG, LLC (CapEx)	L+9.50%	9.85% Cash/ 2.00% PIK	3/31/2021	1,367	1,363	1,486	0.6%
TRG, LLC (Revolver) (e)	L+9.50%	11.85%	3/31/2021	262	131	142	0.1%
				18,773	18,580	20,264	7.9%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.85%	12/22/2021	4,092	4,039	4,098	1.6%
Destination Media, Inc. (l)	L+6.50%	9.01%	4/7/2022	7,366	7,289	7,421	2.9%
Destination Media, Inc. (Revolver) (e)	L+6.50%	9.01%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	9.35%	12/22/2022	9,925	9,760	10,024	3.9%
MC Sign Lessor Corp. (Delayed Draw) (e) (f)	L+7.00%	9.35%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (e)	L+7.00%	9.35%	12/22/2022	625	—	—	0.0%
				24,633	21,088	21,543	8.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Retail
Bluestem Brands, Inc.	L+7.50%	10.03%	11/6/2020	2,436	$2,426	$1,575	0.6%
Forman Mills, Inc. (l)	L+9.50%	10.01% Cash/ 2.00% PIK	10/4/2021	8,362	8,261	8,149	3.1%
LuLu's Fashion Lounge, LLC	L+7.00%	9.52%	8/29/2022	4,531	4,426	4,606	1.8%
Mammoth Holdings, LLC	L+6.00%	8.44%	10/16/2023	2,000	1,961	1,997	0.8%
Mammoth Holdings, LLC (Delayed Draw) (e) (f)	L+6.00%	8.44%	10/16/2023	4,167	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (e)	L+6.00%	8.44%	10/16/2023	500	—	—	0.0%
The Worth Collection, Ltd. (l)	L+8.50%	11.01%	9/29/2021	10,588	10,459	8,639	3.3%
Yandy Holding, LLC	L+11.00%	13.51%	9/30/2019	3,643	3,633	3,632	1.4%
Yandy Holding, LLC (Revolver) (e)	L+11.00%	13.51%	9/30/2019	907	—	—	0.0%
				37,134	31,166	28,598	11.0%
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.51%	6/30/2022	4,875	4,802	4,790	2.0%
Atlas Sign Industries of FLA, LLC (l)	L+10.50%	13.01%	5/15/2023	3,500	3,305	3,336	1.3%
Burroughs, Inc. (l)	L+7.50%	9.85%	12/22/2022	5,888	5,814	5,767	2.2%
Burroughs, Inc. (Revolver) (e)	L+7.50%	9.85%	12/22/2022	1,215	975	975	0.4%
First Call Resolution, LLC (l)	L+7.00%	9.35%	9/22/2022	4,097	4,042	4,101	1.6%
First Call Resolution, LLC	L+7.00%	9.35%	9/22/2022	10,000	9,842	10,010	3.8%
Madison Logic, Inc. (l)	L+8.00%	10.51%	11/30/2021	9,933	9,805	9,933	3.7%
Madison Logic, Inc. (Revolver) (e)	L+8.00%	10.51%	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+6.75%	9.26%	6/5/2023	946	929	868	0.3%
RedZone Robotics, Inc. (Revolver) (e)	L+6.75%	9.26%	6/5/2023	158	—	—	0.0%
TRP Construction Group, LLC (l)	L+6.50%	9.01%	10/5/2022	7,960	7,834	7,920	3.1%
TRP Construction Group, LLC (Delayed Draw) (e) (f)	L+6.50%	9.01%	10/5/2022	7,000	5,684	5,656	2.2%
TRP Construction Group, LLC (Revolver) (e)	L+6.50%	9.01%	10/5/2022	2,133	—	—	0.0%
				58,693	53,032	53,356	20.6%
Services: Consumer
PeopleConnect Intermediate, LLC	L+6.50%	9.30%	7/1/2020	4,272	4,239	4,253	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	15.30%	7/1/2020	4,636	4,597	4,603	1.8%
PeopleConnect Intermediate, LLC (Revolver) (e)	L+9.50%	12.30%	7/1/2020	236	118	118	0.0%
				9,144	8,954	8,974	3.4%
Utilities: Water
Inland Pipe Rehabilitation LLC	L+5.50%	8.29%	12/26/2024	12,500	12,251	12,250	4.7%
Inland Pipe Rehabilitation LLC (Revolver) (e)	L+5.50%	7.87%	12/26/2024	4,118	2,305	2,259	0.9%
				16,618	14,556	14,509	5.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Wholesale
Mid-West Wholesale Hardware Co. (l)	L+8.00%	10.51%	2/9/2022		16,402	$16,173	$16,312	6.3%
Mid-West Wholesale Hardware Co. (Revolver) (e)	L+8.00%	10.51%	2/9/2022		4,421	3,789	3,767	1.5%
Nearly Natural, Inc. (l)	L+7.00%	9.81%	12/15/2022		6,930	6,816	6,906	2.7%
Nearly Natural, Inc. (Revolver) (e)	L+7.00%	9.81%	12/15/2022		1,522	609	609	0.2%
					29,275	27,387	27,594	10.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					457,492	402,281	401,289	155.0%

Unitranche Secured Loans (s)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (l)	L+6.00%	8.51%	6/23/2022		10,477	10,359	10,319	4.0%
MFG Chemical, LLC	L+6.00%	8.51%	6/23/2022		1,132	1,132	1,115	0.4%
					11,609	11,491	11,434	4.4%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	9.31%	4/28/2023		4,000	3,964	4,002	1.5%
					4,000	3,964	4,002	1.5%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	14.01%	n/a	(o)	6,120	6,096	5,894	2.3%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK	n/a	(o)	304	304	304	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	12.51%	n/a	(o)	200	193	200	0.1%
Priority Ambulance, LLC (t)	L+6.50%	9.31%	4/12/2022		10,015	10,015	9,905	3.8%
Priority Ambulance, LLC (u)	L+6.50%	9.31%	4/12/2022		1,253	1,226	1,240	0.5%
Priority Ambulance, LLC (Delayed Draw) (e) (f)	L+6.50%	9.31%	4/12/2022		246	—	—	0.0%
Priority Ambulance, LLC (Delayed Draw) (e) (f)	L+6.50%	9.31%	4/12/2022		2,485	—	—	0.0%
					20,623	17,834	17,543	6.8%
High Tech Industries
Mnine Holdings, Inc.	L+6.75%	9.31%	11/2/2023		8,000	7,843	7,952	3.1%
					8,000	7,843	7,952	3.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					44,232	41,132	40,931	15.8%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	10.16%	7/5/2021		5,792	5,792	5,314	2.1%
					5,792	5,792	5,314	2.1%
High Tech Industries
Micro Holdings Corp.	L+7.50%	10.00%	8/18/2025		3,000	2,972	2,805	1.1%
					3,000	2,972	2,805	1.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	9.76%		8/4/2025	4,500	$4,458	$4,483	1.7%
					4,500	4,458	4,483	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	10.63%		5/27/2022	5,000	4,957	5,000	1.9%
					5,000	4,957	5,000	1.9%
Services: Consumer
Education Corporation of America	L+11.00%	8.31% Cash/ 5.50% PIK	(p)	3/31/2020	2,292	2,288	2,292	0.9%
					2,292	2,288	2,292	0.9%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					20,584	20,467	19,894	7.7%

Equity Securities (v) (w)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (g)	—	—	(x)	11/30/2027	—	116	18	0.0%
						116	18	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK		—	—	501	213	0.1%
						501	213	0.1%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.5% of the equity)	—	—	(x)	12/27/2022	—	—	115	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2.1% of the equity)	—	—	(x)	12/31/2027	—	—	—	0.0%
						—	115	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(x)	—	—	2,413	215	0.1%
Host Analytics, Inc. (441,860 class A Units)	—	—	(x)	—	—	442	442	0.2%
						2,855	657	0.3%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	—	—	(x)	—	—	200	—	0.0%
						200	—	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(x)	—	—	129	156	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (n)	—	—	(x)	9/18/2025	—	—	209	0.1%
						129	365	0.2%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		—	—	87	109	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		—	—	—	—	0.0%
						87	109	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	— (x)	—	—	$395	$317	0.1%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	— (x)	5/14/2026	—	125	83	0.0%
					520	400	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK (p)	—	—	7,492	4,583	1.8%
					7,492	4,583	1.8%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	— (x)	—	—	152	146	0.1%
					152	146	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities					12,052	6,606	2.6%
Total Non-Controlled/Non-Affiliate Company Investments					$475,932	$468,720	181.1%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	12.51% PIK	7/22/2019	7,797	$7,770	$6,596	2.5%
American Community Homes, Inc.	L+14.50%	17.01% PIK	7/22/2019	4,725	4,711	3,997	1.5%
American Community Homes, Inc.	L+10.00%	12.51% PIK	7/22/2019	590	587	499	0.2%
American Community Homes, Inc.	L+10.00%	12.51% PIK	7/22/2019	473	469	400	0.2%
American Community Homes, Inc.	L+14.50%	17.01% PIK	7/22/2019	254	252	215	0.1%
American Community Homes, Inc.	L+8.00%	10.51% PIK	7/22/2019	1,710	1,710	1,446	0.6%
				15,549	15,499	13,153	5.1%
Containers, Packaging & Glass
Summit Container Corporation (l)	L+8.00%	10.51%	1/6/2021	3,259	3,269	3,034	1.2%
Summit Container Corporation (Revolver) (e) (l)	L+8.00%	10.51%	1/6/2021	8,000	6,714	6,660	2.5%
				11,259	9,983	9,694	3.7%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (l)	L+10.25%	12.76%	7/10/2019	2,598	2,592	2,598	1.0%
SHI Holdings, Inc. (Revolver) (e)	L+10.25%	12.76%	7/10/2019	4,227	3,339	3,342	1.3%
				6,825	5,931	5,940	2.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.51% PIK	9/12/2019	4,698	4,684	4,334	1.7%
Luxury Optical Holdings Co. (Delayed Draw) (e) (f)	L+11.50%	14.01%	9/12/2019	1,059	624	622	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.51% PIK	9/12/2019	217	217	200	0.1%
				5,974	5,525	5,156	2.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Services: Business
Curion Holdings, LLC (l)	n/a	4.00% Cash/ 10.00% PIK		5/2/2022	3,953	$3,912	$3,592	1.4%
Curion Holdings, LLC (Revolver) (e)	n/a	14.00%		5/2/2022	308	250	244	0.1%
					4,261	4,162	3,836	1.5%
Total Non-Controlled Affiliate Senior Secured Loans					43,868	41,100	37,779	14.6%

Unitranche Secured Loans (s)
Consumer Goods: Non-Durable
Incipio, LLC (z)	L+9.06%	11.01% Cash/ 0.56% PIK	(aa)	7/1/2019	13,803	13,749	12,830	5.0%
Incipio, LLC (ab)	L+8.50%	11.01%		7/1/2019	3,613	3,613	3,573	1.4%
Incipio, LLC	L+8.50%	11.01%		7/1/2019	1,535	1,535	1,518	0.6%
					18,951	18,897	17,921	7.0%
Total Non-Controlled Affiliate Unitranche Secured Loans					18,951	18,897	17,921	7.0%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ac)	n/a	10.70% PIK	(p)	12/31/2020	3,766	—	1,260	0.4%
Incipio, LLC (ad)	n/a	10.70% PIK	(p)	12/31/2020	7,194	—	—	0.0%
					10,960	—	1,260	0.4%
Services: Business
Curion Holdings, LLC (l)	n/a	15.00% PIK	(p)	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (l)	n/a	15.00% PIK	(p)	1/2/2023	44	—	—	0.0%
					1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					12,724	1	1,260	0.4%

Equity Securities (w)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(x)	12/18/2024	—	—	—	0.0%
						—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of series C common units)	—	—	(x)	—	—	—	—	0.0%
Millennial Brands LLC (10 preferred units)	—	—	(x)	—	—	967	—	0.0%
Millennial Brands LLC (75,502 common units)	—	—	(x)	—	—	—	—	0.0%
						967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(x)	1/6/2024	—	—	—	0.0%
						—	—	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(x)	—	—	$27	$307	0.1%
						27	307	0.1%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(x)	—	—	—	—	0.0%
						—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(x)	—	—	—	—	0.0%
						—	—	0.0%
Total Non-Controlled Affiliate Equity Securities						994	307	0.1%
Total Non-Controlled Affiliate Company Investments						$60,992	$57,267	22.1%

Controlled Affiliate Company Investments (ae)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (g)	—	—		—	—	$27,200	$27,634	10.7%
Total Controlled Affiliate Equity Securities						27,200	27,634	10.7%
Total Controlled Affiliate Company Investments						$27,200	$27,634	10.7%

TOTAL INVESTMENTS						$564,124	$553,621	213.9%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$137	£107	Bannockburn Global Forex, LLC	1/2/2019	$1
Foreign currency forward contract	$292	£228	Bannockburn Global Forex, LLC	2/28/2019	1
Foreign currency forward contract	$136	£106	Bannockburn Global Forex, LLC	4/1/2019	1
Foreign currency forward contract	$293	£229	Bannockburn Global Forex, LLC	5/31/2019	1
Foreign currency forward contract	$136	£106	Bannockburn Global Forex, LLC	7/1/2019	1
Foreign currency forward contract	$294	£230	Bannockburn Global Forex, LLC	8/30/2019	1
Foreign currency forward contract	$134	£105	Bannockburn Global Forex, LLC	10/1/2019	1
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	11/29/2019	1
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	1
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	1
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	1
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	1
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	5/29/2020	1
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	8/28/2020	1
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	2
					$16

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $258,767 as of December 31, 2018.
(e)	All or a portion of this commitment was unfunded at December 31, 2018. As such, interest is earned only on the funded portion of this commitment.
(f)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 16.36% of the Company’s total assets.
(h)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(i)	This investment represents a note convertible to preferred shares of the borrower.
(j)	A portion of this loan (principal of $2,010) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(l)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(n)	This is an international company.
(o)	This is a demand note with no stated maturity.
(p)	This position was on non-accrual status as of December 31, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(q)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 3.29% per annum.
(s)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(t)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP and is therefore not collateral to the Company’s revolving credit facility.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+10.25%	11.61%	2/24/2021	15,750	$15,415	$15,654	5.6%
HFZ Capital Group, LLC (e)	L+10.00%	11.36%	10/21/2019	18,000	17,613	17,991	6.5%
Liftforward SPV II, LLC (e) (f)	L+10.75%	12.32%	11/10/2020	10,000	4,212	4,268	1.5%
PKS Holdings, LLC (e)	L+9.50%	10.85%	11/30/2022	1,800	1,640	1,719	0.6%
PKS Holdings, LLC (Revolver) (e) (f)	L+9.50%	10.85%	11/30/2022	80	—	—	0.0%
				45,630	38,880	39,632	14.2%
Beverage, Food & Tobacco
All Holding Company, LLC (h)	L+7.00%	8.57%	11/15/2021	5,328	5,246	5,368	1.9%
California Pizza Kitchen, Inc.	L+6.00%	7.57%	8/23/2022	6,913	6,850	6,791	2.5%
				12,241	12,096	12,159	4.4%
Construction & Building
Cali Bamboo, LLC	L+8.00%	9.57%	7/10/2020	5,319	5,266	5,319	1.9%
Cali Bamboo, LLC (Revolver) (f)	L+8.00%	9.57%	7/10/2020	2,165	1,039	1,039	0.4%
Cornerstone Detention Products, Inc. (i)	L+11.83%	10.07% Cash/ 3.33% PIK (j)	4/8/2019	3,521	3,501	3,500	1.3%
Cornerstone Detention Products, Inc. (Revolver) (f)	L+8.50%	10.07%	4/8/2019	400	200	199	0.1%
				11,405	10,006	10,057	3.7%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (h)	L+7.25%	8.82%	8/22/2022	11,850	11,625	11,808	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	8.82%	8/22/2022	2,400	—	—	0.0%
				14,250	11,625	11,808	4.2%
Consumer Goods: Non-Durable
Gibson Brands, Inc. (k)	8.88%	8.88%	8/1/2018	10,000	8,664	8,435	3.0%
Solaray, LLC	L+6.50%	8.02%	9/11/2023	3,264	3,236	3,264	1.2%
Solaray, LLC (Delayed Draw)	L+6.50%	8.19%	9/11/2023	699	699	699	0.3%
				13,963	12,599	12,398	4.5%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	12.07% Cash/ 2.25% PIK (l)	12/20/2019	2,386	2,372	2,352	0.8%
Landpoint, LLC (Revolver) (f)	L+10.50%	12.07%	12/20/2019	313	—	—	0.0%
				2,699	2,372	2,352	0.8%
Environmental Industries
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	3,011	2,958	3,036	1.1%
Synergy Environmental Corporation (h)	L+8.00%	9.57%	4/29/2021	504	495	508	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+8.00%	9.57%	4/29/2018	1,342	859	866	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.57%	4/29/2021	671	47	47	0.0%
				5,528	4,359	4,457	1.6%

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

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.86%	12/22/2021	4,906	$4,824	$4,937	1.8%
Destination Media, Inc. (h)	L+6.50%	8.07%	4/7/2022	7,850	7,747	7,991	2.8%
Destination Media, Inc. (Revolver) (f)	L+6.50%	8.07%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	8.53%	12/22/2022	10,000	9,801	9,800	3.5%
MC Sign Lessor Corp. (Delayed Draw) (f) (g)	L+7.00%	8.53%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.53%	12/22/2022	625	146	146	0.1%
				26,006	22,518	22,874	8.2%
Media: Broadcasting & Subscription
Jerry Lee Radio, LLC	L+9.50%	11.07%	12/17/2020	11,443	11,256	11,443	4.1%
				11,443	11,256	11,443	4.1%
Retail
Bluestem Brands, Inc.	L+7.50%	9.07%	11/6/2020	2,597	2,581	1,829	0.7%
Forman Mills, Inc. (h)	L+7.50%	9.07%	10/4/2021	8,479	8,345	8,441	3.0%
LuLu’s Fashion Lounge, LLC	L+7.00%	8.57%	8/28/2022	4,906	4,767	5,004	1.8%
The Worth Collection, Ltd. (h)	L+8.50%	10.07%	9/29/2021	10,587	10,421	9,206	3.3%
Yandy Holding, LLC	L+9.00%	10.57%	9/30/2019	4,508	4,480	4,366	1.6%
Yandy Holding, LLC (Revolver) (f)	L+9.00%	10.57%	9/30/2019	907	106	102	0.0%
				31,984	30,700	28,948	10.4%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.57%	6/30/2022	5,000	4,908	5,025	1.8%
Burroughs, Inc. (h)	L+7.50%	9.03%	12/22/2022	6,000	5,910	5,910	2.2%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.07%	12/22/2022	750	75	75	0.0%
Curion Holdings, LLC (h)	L+7.00%	8.57%	5/2/2022	3,884	3,832	3,841	1.4%
Curion Holdings, LLC (Revolver) (f)	L+7.00%	8.57%	5/2/2022	308	77	76	0.0%
EB Employee Solutions, LLC (h)	L+8.50%	10.07%	2/28/2019	3,195	3,168	3,115	1.1%
First Call Resolution, LLC (h)	L+7.00%	8.36%	9/22/2022	5,000	4,916	5,002	1.8%
Madison Logic, Inc. (h)	L+8.00%	9.57%	11/30/2021	10,237	10,069	10,289	3.7%
Madison Logic, Inc. (Delayed Draw) (f) (g)	L+8.00%	9.57%	11/30/2021	4,818	—	—	0.0%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.57%	11/30/2021	988	—	—	0.0%
TRP Construction Group, LLC (h)	L+6.50%	8.07%	10/5/2022	8,000	7,845	7,992	2.9%
TRP Construction Group, LLC (Revolver) (f)	L+6.50%	8.07%	10/5/2022	2,134	—	—	0.0%
				50,314	40,800	41,325	14.9%
Services: Consumer
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+6.50%	7.84%	7/1/2020	4,518	4,462	4,538	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.)	L+12.50%	13.84%	7/1/2020	4,759	4,697	4,756	1.7%
PeopleConnect Intermediate, LLC (formerly Intelius, Inc.) (Revolver) (f)	L+9.50%	11.10%	8/11/2020	236	118	118	0.0%
				9,513	9,277	9,412	3.4%
Telecommunications
Peerless Network, Inc. (h)	L+9.25%	9.86% Cash/ 0.75% PIK (r)	12/11/2020	3,139	3,089	3,152	1.1%
				3,139	3,089	3,152	1.1%
Utilities: Electric
CRCI Holdings, Inc.	L+5.50%	7.19%	8/31/2023	2,782	2,759	2,792	1.0%
				2,782	2,759	2,792	1.0%
Wholesale
Mid-West Wholesale Hardware Co. (h)	L+8.00%	9.57%	2/9/2022	16,568	16,277	16,544	5.9%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	9.57%	2/9/2022	4,421	—	—	0.0%

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2017
(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Nearly Natural, Inc. (h)	L+7.00%	8.59%		12/15/2022	7,000	$6,861	$6,860	2.5%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	8.59%		12/15/2022	1,522	—	—	0.0%
					29,511	23,138	23,404	8.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					378,116	332,406	335,935	120.6%
Unitranche Secured Loans (ab)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (h)	L+6.00%	7.57%		6/23/2022	8,856	8,734	8,860	3.2%
					8,856	8,734	8,860	3.2%
Consumer Goods: Non-Durable
Incipio, LLC(s)	L+7.75%	9.32%		12/26/2019	12,209	12,063	11,769	4.2%
					12,209	12,063	11,769	4.2%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	13.07%		4/27/2018	6,120	6,076	5,912	2.1%
Collaborative Neuroscience Network, LLC	L+15.00%	12.00% Cash/ 3.00% PIK		4/27/2018	295	295	295	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	11.57%		4/27/2018	200	191	195	0.1%
Priority Ambulance, LLC (h)	L+6.50%	8.19%		4/12/2022	9,258	9,088	9,309	3.4%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	8.19%		4/12/2022	677	—	—	0.0%
					16,550	15,650	15,711	5.7%
Hotels, Gaming & Leisure
Playtime, LLC	L+7.50%	9.07%		12/31/2021	4,214	4,214	3,955	1.4%
					4,214	4,214	3,955	1.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					41,829	40,661	40,295	14.5%
Junior Secured Loans
Aerospace & Defense
AIM Aerospace, Inc.	L+9.00%	10.38%		8/2/2022	5,000	4,943	5,000	1.8%
					5,000	4,943	5,000	1.8%
Banking, Finance, Insurance & Real Estate
Confie Seguros Holdings II Co.	L+9.50%	10.98%		5/8/2019	8,594	8,361	8,336	3.0%
					8,594	8,361	8,336	3.0%
Beverage, Food & Tobacco
CSM Bakery Supplies LLC	L+7.75%	9.08%		7/5/2021	5,792	5,792	5,611	2.0%
					5,792	5,792	5,611	2.0%
Healthcare & Pharmaceuticals
Heartland Dental, LLC	L+8.50%	9.75%		7/31/2024	3,000	2,956	3,034	1.1%
					3,000	2,956	3,034	1.1%
High Tech Industries
Answers Finance, LLC	P+7.90%	9.00	% (ac)	9/15/2021	394	392	386	0.1%
Micro Holdings Corp.	L+7.50%	9.09%		8/18/2025	3,000	2,971	3,021	1.1%
					3,394	3,363	3,407	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	8.71%		8/4/2025	4,500	4,456	4,522	1.6%
					4,500	4,456	4,522	1.6%

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (and together with its subsidiaries, the “Company”) was formed in February 2011 to act as an externally managed non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company had no substantive operating activities prior to October 24, 2012, the date of its initial public offering. Monroe Capital’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. See Note 7 for additional information.

On September 12, 2018, the Company closed a public offering of $69,000 in aggregate principal amount of senior unsecured notes (“2023 Notes”). The 2023 Notes will mature on October 31, 2023. See Note 7 for additional information.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income: Interest and dividend income are recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. All other income is recorded into income when earned. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2018, 2017, and 2016, the Company received return of capital distributions from its preferred equity investments and its investment in LLC equity interest in SLF of $11,167, zero and zero.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,172 and $8,005 as of December 31, 2018 and 2017, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2018, 2017 and 2016 totaled $3,378, $4,486 and $3,100 respectively. For the years ended December 31, 2018, 2017 and 2016, interest income included $2,263, $1,860 and $1,556 of accretion of loan origination fees, original issue discounts and market discounts or premiums. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the years ended December 31, 2018, 2017 and 2016, interest income included $1,088, $1,790 and $995 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended December 31, 2018, 2017 and 2016, interest income included $2,247, $1,729 and $2,027 of PIK interest, respectively. For the years ended December 31, 2018, 2017 and 2016, dividend income included $819, $241 and zero of PIK dividends, respectively. The Company stops accruing PIK interest or PIK dividend when it is determined that PIK interest or PIK dividend is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) in the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) in the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $16,802 and $8,516 at December 31, 2018 and 2017, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities until the definition of a sale is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. See Note 7 for additional information.

Distributions

Distributions to common stockholders are recorded on the record date. The amount, if any, to be distributed is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 10 for additional information.

Earnings per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 11 for additional information on the Company’s share activity. For the years presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2018 and 2017, the Company had unamortized deferred financing costs of $6,262 and $4,670, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2018, 2017 and 2016 was $1,410, $1,042 and $820, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassed to deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of December 31, 2018 and 2017, other assets on the consolidated statements of assets and liabilities included $328 and $494, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when received.

Investments Denominated in Foreign Currency

As of both December 31, 2018 and 2017, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) in the Company’s consolidated statements of operations.

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

The Company does not utilize hedge accounting and as such values its derivatives at fair value with the unrealized gain or loss recorded in net change in unrealized gain (loss) from foreign currency and other transactions and the realized gain or loss recorded in net realized gain (loss) from foreign currency forward contracts in the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, if any, calculated as 4% of the estimated excess taxable income as taxable income is earned. For the years ended December 31, 2018, 2017 and 2016, $11, $100 and $679, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of December 31, 2018 and 2017, payables for excise taxes of zero, and $80, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2018. The 2015 through 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as disclosed in Note 14.

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

ASU 2014-09 also specified the accounting for some costs to obtain or fulfill a contract with a customer. In addition, ASU 2014-09 requires that an entity disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial effective date of ASU 2014-09 was for fiscal periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC Topic 606): Deferral of the Effective Date, which deferred the effective date to fiscal periods beginning after December 15, 2017. The Company adopted ASU 2014-09 on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance was effective for annual and interim periods beginning after December 15, 2017, and early adoption was not permitted for public business entities. The Company adopted ASU 2016-01 on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amended certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to the Company, the amendments included certain presentation changes to the net assets section of the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets (among other changes). The amendments were effective for all filings submitted on or after November 5, 2018. The Company adopted the final rules, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2018		December 31, 2017
Amortized Cost:
Senior secured loans	$443,381	78.6%	$399,770	78.8%
Unitranche secured loans	60,029	10.7	40,661	8.0
Junior secured loans	20,468	3.6	40,449	8.0
LLC equity interest in SLF	27,200	4.8	9,500	1.8
Equity securities	13,046	2.3	17,200	3.4
Total	$564,124	100.0%	$507,580	100.0%

	December 31, 2018		December 31, 2017
Fair Value:
Senior secured loans	$439,068	79.3%	$387,874	78.5%
Unitranche secured loans	58,852	10.6	40,295	8.2
Junior secured loans	21,154	3.8	38,549	7.8
LLC equity interest in SLF	27,634	5.0	9,640	1.9
Equity securities	6,913	1.3	17,780	3.6
Total	$553,621	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2018		December 31, 2017
Amortized Cost:
International	$19,279	3.4%	$13,858	2.7%
Midwest	127,364	22.6	98,907	19.5
Northeast	129,417	22.9	142,742	28.1
Southeast	121,312	21.5	84,108	16.6
Southwest	52,272	9.3	59,335	11.7
West	114,480	20.3	108,630	21.4
Total	$564,124	100.0%	$507,580	100.0%

	December 31, 2018		December 31, 2017
Fair Value:
International	$19,205	3.5%	$14,632	3.0%
Midwest	124,667	22.5	98,390	19.9
Northeast	127,607	23.0	143,942	29.1
Southeast	118,161	21.3	85,293	17.3
Southwest	50,657	9.2	47,968	9.7
West	113,324	20.5	103,913	21.0
Total	$553,621	100.0%	$494,138	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2018		December 31, 2017
Amortized Cost:
Aerospace & Defense	$—	—%	$4,943	1.0%
Automotive	2,891	0.5	—	—
Banking, Finance, Insurance & Real Estate	58,088	10.3	60,519	11.9
Beverage, Food & Tobacco	16,097	2.9	17,888	3.5
Capital Equipment	4,996	0.9	—	—
Chemicals, Plastics & Rubber	15,259	2.7	8,734	1.7
Construction & Building	24,842	4.4	10,006	2.0
Consumer Goods: Durable	15,736	2.8	11,625	2.3
Consumer Goods: Non-Durable	19,864	3.5	29,982	5.9
Containers, Packaging & Glass	9,983	1.8	5,084	1.0
Energy: Oil & Gas	2,527	0.4	2,372	0.5
Environmental Industries	12,169	2.2	4,359	0.9
Healthcare & Pharmaceuticals	54,243	9.6	59,613	11.7
High Tech Industries	95,495	16.9	46,124	9.1
Hotels, Gaming & Leisure	18,780	3.3	41,924	8.2
Investment Funds & Vehicles	27,200	4.8	9,500	1.9
Media: Advertising, Printing & Publishing	21,217	3.8	22,647	4.5
Media: Broadcasting & Subscription	4,458	0.8	15,712	3.1
Media: Diversified & Production	4,957	0.9	4,947	1.0
Retail	36,778	6.5	60,005	11.8
Services: Business	57,715	10.2	41,195	8.1
Services: Consumer	18,734	3.3	21,263	4.2
Telecommunications	—	—	3,089	0.6
Utilities: Electric	—	—	2,759	0.5
Utilities: Water	14,556	2.6	—	—
Wholesale	27,539	4.9	23,290	4.6
Total	$564,124	100.0%	$507,580	100.0%

	December 31, 2018		December 31, 2017
Fair Value:
Aerospace & Defense	$—	—%	$5,000	1.0%
Automotive	2,883	0.5	—	—
Banking, Finance, Insurance & Real Estate	55,839	10.1	61,407	12.4
Beverage, Food & Tobacco	15,544	2.8	17,770	3.6
Capital Equipment	4,995	0.9	—	—
Chemicals, Plastics & Rubber	14,971	2.7	8,860	1.8
Construction & Building	24,942	4.5	10,057	2.0
Consumer Goods: Durable	15,552	2.8	11,808	2.4
Consumer Goods: Non-Durable	19,181	3.5	24,717	5.0
Containers, Packaging & Glass	9,694	1.8	4,928	1.0
Energy: Oil & Gas	2,516	0.4	2,352	0.5
Environmental Industries	12,195	2.2	4,457	0.9
Healthcare & Pharmaceuticals	52,769	9.5	65,582	13.3
High Tech Industries	93,698	16.9	46,239	9.4
Hotels, Gaming & Leisure	20,264	3.7	42,744	8.6
Investment Funds & Vehicles	27,634	5.0	9,640	2.0
Media: Advertising, Printing & Publishing	21,908	4.0	23,264	4.7
Media: Broadcasting & Subscription	4,483	0.8	15,965	3.2
Media: Diversified & Production	5,000	0.9	5,006	1.0
Retail	33,863	6.1	41,644	8.4
Services: Business	57,592	10.4	41,724	8.5
Services: Consumer	15,849	2.9	21,474	4.3
Telecommunications	—	—	3,152	0.6
Utilities: Electric	—	—	2,792	0.6
Utilities: Water	14,509	2.6	—	—
Wholesale	27,740	5.0	23,556	4.8
Total	$553,621	100.0%	$494,138	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (“NLV”), in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board of members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both December 31, 2018 and 2017, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of December 31, 2018, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $54,400 was funded. As of December 31, 2017, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $19,000 was funded.

As of both December 31, 2018 and 2017, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of December 31, 2018 and 2017, $27,200 and $9,500 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the year ended December 31, 2018, the Company received $1,725 of dividend income from the SLF LLC equity interests. For the years ended December 31, 2017 and 2016, the Company did not receive dividend income from the SLF LLC equity interests, as the Company did not make its investment in SLF until November 2017.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of December 31, 2018 allowed SLF SPV to borrow up to $150,000 at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20,000 upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to $170,000. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2018, 2017, and 2016, SLF incurred $72, zero, and zero, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of December 31, 2018 and 2017, SLF had total assets at fair value of $177,122 and $41,641, respectively. As of both December 31, 2018 and 2017, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2018 and 2017, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $5,466 and $2,083, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Senior secured loans (1)	174,267	29,438
Weighted average current interest rate on senior secured loans (2)	7.6%	7.1%
Number of borrowers in SLF	50	8
Largest portfolio company investment (1)	6,930	7,000
Total of five largest portfolio company investments (1)	27,489	23,500

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holding, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel Corporation (d)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orion Business Innovation	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orion Business Innovation (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies, except for Loparex International B.V.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" of "L") or Prime ("P") which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investment are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2018. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2018.

MRCC SENIOR LOAN FUND I, LLC

SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,056	$1,045
Clearent Holdings LLC and Clearent, LLC (c)	P+3.75%	8.25%	1/2/2024	1,257	1,244
Clearent Holdings LLC and Clearent, LLC (c) (d)	P+3.75%	8.25%	1/2/2024	208	—
				2,521	2,289
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.07%	11/10/2022	5,000	5,008
US Salt, LLC (c)	L+4.75%	6.18%	11/30/2023	3,500	3,500
				8,500	8,508
Consumer Goods: Non-Durable
Solaray, LLC	L+6.50%	8.02%	9/11/2023	1,625	1,625
Solaray, LLC (Delayed Draw) (d)	L+6.50%	8.02%	9/11/2023	1,875	—
				3,500	1,625
High Tech Industries
Gigamon, Inc. (c)	L+4.50%	6.03%	12/27/2024	3,000	2,985
				3,000	2,985
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (c)	L+5.50%	7.13%	12/20/2024	7,000	6,714
				7,000	6,714
Services: Consumer
LegalZoom.com, Inc. (c)	L+4.50%	5.94%	11/21/2024	2,000	2,005
				2,000	2,005
Wholesale
BMC Acquisition, Inc. (c)	L+5.25%	6.94%	12/28/2024	5,000	5,000
				5,000	5,000

TOTAL INVESTMENTS					$29,126

(a)	All investments are U.S. companies.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	Investment position or portion thereof unsettled as of December 31, 2017.
(d)	All or a portion of this commitment was unfunded as of December 31, 2017. Principal reflects the commitment outstanding.

Below is certain summarized financial information for SLF as of and for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value	$172,341	$29,126
Cash	448	12,504
Restricted cash	3,838	—
Interest receivable	456	11
Other assets	39	—
Total assets	177,122	41,641
Liabilities
Revolving credit facility	101,060	—
Less: Unamortized deferred financing costs	(1,625)	—
Total debt, less unamortized deferred financing costs	99,435	—
Payable for open trades	21,746	22,304
Interest payable	457	—
Accounts payable and accrued expenses	216	57
Total liabilities	121,854	22,361
Members’ capital	55,268	19,280
Total liabilities and members’ capital	$177,122	$41,641

	For the years ended December 31,
	2018	2017 (1)
Investment income:
Interest income	$7,288	$39
Total investment income	7,288	39
Expenses:
Interest and other debt financing expenses	2,849	—
Organizational costs	11	39
Professional fees	312	45
Total expenses	3,172	84
Net investment income (loss)	4,116	(45)
Net gain (loss):
Net realized gain (loss)	7	—
Net change in unrealized gain (loss)	(85)	325
Net gain (loss)	(78)	325
Net increase (decrease) in members’ capital	$4,038	$280

(1)	SLF commenced operations on November 14, 2017.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of December 31, 2018 and 2017 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$439,068	$439,068
Unitranche secured loans	—	—	58,852	58,852
Junior secured loans	—	—	21,154	21,154
Equity securities	—	—	6,913	6,913
Investments measured at NAV (1) (2)	—	—	—	27,634
Total Investments	$—	$—	$525,987	$553,621
Foreign currency forward contracts	$—	$16	$—	$16

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The following table presents fair value measurements of investments, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$387,874	$387,874
Unitranche secured loans	—	—	40,295	40,295
Junior secured loans	—	—	38,549	38,549
Equity securities	—	—	17,780	17,780
Investments measured at NAV (1) (2)	—	—	—	9,640
Total Investments	$—	$—	$484,498	$494,138

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 7.87% to 17.01% at December 31, 2018 and 6.57% to 15.00% at December 31, 2017. The maturity dates on the loans outstanding at December 31, 2018 range between April 2019 and August 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the years ended December 31, 2018 and 2017:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498	$—
Reclassifications (1)	—	—	—	—	—	—
Net change in unrealized gain (loss)	7,583	(811)	2,586	(6,713)	2,645	—
Net realized gain (loss)	(23,720)	—	(2,011)	(4,283)	(30,014)	—
Purchases of investments and other adjustments to cost (2)	191,397	23,438	1,827	1,860	218,522	—
Proceeds from principal payments and sales on investments (3)	(124,066)	(4,070)	(19,797)	(1,731)	(149,664)	—
Repayments on secured borrowings	—	—	—	—	—	—
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987	$—

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments	Secured borrowings
Balance as of December 31, 2016	$275,253	$51,638	$59,366	$26,663	$412,920	$1,314
Reclassifications (1)	(18,542)	15,747	382	2,413	—	—
Net change in unrealized gain (loss)	(6,668)	5,198	409	(12,199)	(13,260)	6
Net realized gain (loss)	41	(3,266)	7	2,779	(439)	(66)
Purchases of investments and other adjustments to cost (2)	239,732	7,147	10,941	903	258,723	—
Proceeds from principal payments and sales on investments (3)	(101,942)	(36,169)	(32,556)	(2,779)	(173,446)	—
Repayments on secured borrowings	—	—	—	—	—	(1,254)
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498	$—

(1)	Represents non-cash reclassifications of investment type due to restructuring of the investments in portfolio companies.
(2)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(3)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized gain (loss) included in the consolidated statements of operations for the year ended December 31, 2018, attributable to Level 3 investments still held at December 31, 2018 was ($11,397). The total change in unrealized gain (loss) included in the consolidated statements of operations for the year ended December 31, 2017, attributable to Level 3 investments still held at December 31, 2017 was ($16,283). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2018 and 2017.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2018 were as follows:

					Weighted		Range
	Fair Value		Valuation Technique	Unobservable Input	Average Mean		Minimum		Maximum
Assets:
Senior secured loans	$337,840		Discounted cash flow	EBITDA multiples	6.8	x	3.8	x	13.0	x
				Market yields	11.1%		7.4%		19.0%
Senior secured loans	38,183		Discounted cash flow	Revenue multiples	3.5	x	3.1	x	4.5	x
				Market yields	8.1%		7.7%		8.5%
Senior secured loans	17,770		Liquidation	Probability weighting of alternative outcomes	90.0%		79.4%		100.0%
Senior secured loans	13,153		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	10,474		Enterprise value	EBITDA multiples	7.5	x	6.5	x	8.3	x
Senior secured loans	8,639		Enterprise value	Revenue multiples	0.4	x	0.4	x	0.4	x
Unitranche loans	37,766		Discounted cash flow	EBITDA multiples	7.3	x	4.5	x	8.5	x
				Market yields	12.6%		10.0%		20.2%
Unitranche loans	13,134		Enterprise value	EBITDA multiples	4.6	x	4.5	x	8.5	x
Unitranche loans	7,952		Enterprise value	Revenue multiples	4.5	x	4.5	x	4.5	x
Junior secured loans	2,292		Liquidation	Probability weighting of alternative outcomes	78.5%		78.5%		78.5%
Junior secured loans	1,260		Enterprise value	EBITDA multiples	4.5	x	4.5	x	4.5	x
Equity securities	4,583		Liquidation	Probability weighting of alternative outcomes	59.0%		59.0%		59.0%
Equity securities	1,465		Enterprise value	EBITDA multiples	7.2	x	4.5	x	10.5	x
Equity securities	650		Enterprise value	Revenue multiples	3.7	x	2.0	x	4.5	x
Total Level 3 Assets	$495,161	(1)

(1)	Excludes loans of $30,826 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. As of December 31, 2018, the 2023 Notes were trading on The Nasdaq Global Select Market for $23.50 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $69,000 in principal outstanding 2023 Notes was $64,860. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2018 and 2017, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $115,000 and $109,520, respectively, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2018 and 2017 were as follows:

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2018
Non-controlled affiliate company investments:
American Community Homes, Inc. (1)	$7,441	$—	$—	$(331)	$463	$46	$—	$(1,023)	$6,596
American Community Homes, Inc. (1)	4,329	—	—	(165)	478	22	—	(667)	3,997
American Community Homes, Inc. (1)	542	—	—	—	48	3	—	(94)	499
American Community Homes, Inc. (1)	431	—	—	—	28	6	—	(65)	400
American Community Homes, Inc. (1)	224	—	—	—	25	4	—	(38)	215
American Community Homes, Inc. (Delayed Draw) (1)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw) (1)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (1)	—	—	1,667	—	43	—	—	(264)	1,446
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (1)	353	—	—	—	—	—	—	(353)	—
	13,320	—	1,667	(496)	1,085	81	—	(2,504)	13,153

Curion Holdings, LLC (2)	—	3,775	—	(25)	143	5	—	(306)	3,592
Curion Holdings, LLC (Revolver) (2)	—	76	173	—	—	—	—	(5)	244
Curion Holdings, LLC (2)	—	—	1	—	—	—	—	(1)	—
Curion Holdings, LLC (2)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	—	3,851	174	(25)	143	5	—	(312)	3,836

Incipio, LLC (3)	—	13,307	—	—	—	58	—	(535)	12,830
Incipio, LLC (3)	—	3,613	—	—	—	—	—	(40)	3,573
Incipio, LLC (3)	—	—	1,535	—	—	—	—	(17)	1,518
Incipio, LLC (3)	—	1,143	—	—	—	—	—	117	1,260
Incipio, LLC (3)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common stock) (3)	—	—	—	—	—	—	—	—	—
	—	18,063	1,535	—	—	58	—	(475)	19,181

Luxury Optical Holdings Co.	3,697	—	—	—	448	18	—	171	4,334
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	(1)	622
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	21	—	—	9	200
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	469	18	—	179	5,156

Millennial Brands LLC	—	—	—	—	—	—	(1,157)	1,157	—
Millennial Brands LLC	—	—	—	—	—	—	(416)	416	—
Millennial Brands LLC	—	—	—	—	—	—	(235)	235	—
Millennial Brands LLC	550	—	—	(167)	—	—	(367)	(16)	—
Millennial Brands LLC	—	—	—	—	—	—	(2,011)	2,011	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	(167)	—	—	(4,186)	3,803	—

Rockdale Blackhawk, LLC (4)	10,594	(12,753)	—	—	—	110	—	2,049	—
Rockdale Blackhawk, LLC (Capex) (4)	533	(641)	—	—	—	—	—	108	—
Rockdale Blackhawk, LLC (Revolver) (4)	1,797	(2,159)	—	—	—	—	—	362	—
Rockdale Blackhawk, LLC (Revolver) (4)	3,145	(3,778)	—	—	—	—	—	633	—
Rockdale Blackhawk, LLC (Revolver) (4)	—	(2,672)	2,288	—	—	—	—	384	—
Rockdale Blackhawk, LLC – LLC Units (4)	5,673	—	—	—	—	—	—	(5,673)	—
	21,742	(22,003)	2,288	—	—	110	—	(2,137)	—

SHI Holdings, Inc.	2,625	—	—	(27)	—	11	—	(11)	2,598
SHI Holdings, Inc. (Revolver)	2,226	—	1,117	—	—	6	—	(7)	3,342
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	(479)	307
	5,637	—	1,117	(27)	—	17	—	(497)	6,247

Summit Container Corporation	3,421	—	—	(367)	34	26	—	(80)	3,034
Summit Container Corporation	1,507	—	—	(1,523)	15	—	—	1	—
Summit Container Corporation (Revolver)	—	—	25,614	(18,900)	—	—	—	(54)	6,660
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	25,614	(20,790)	49	26	—	(133)	9,694

TPP Operating, Inc. (5)	—	—	—	—	—	—	(9,330)	9,330	—
TPP Operating, Inc. (5)	3,373	724	63	(42)	—	—	(7,629)	3,511	—
TPP Operating, Inc. (5)	4,593	(724)	467	(47)	—	—	(4,289)	—	—
TPP Operating, Inc. (24 shares of common stock) (5)	—	—	—	—	—	—	(1,953)	1,953	—
TPP Operating, Inc. (16 shares of common stock) (5)	—	—	—	—	—	—	(1,302)	1,302	—
	7,966	—	530	(89)	—	—	(24,503)	16,096	—
Total non-controlled affiliate company investments	$58,751	$(89)	$32,925	$(21,712)	$1,746	$315	$(28,689)	$14,020	$57,267

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$9,640	$—	$27,200	$(9,500)	$—	$—	$—	$294	$27,634
	9,640	—	27,200	(9,500)	—	—	—	294	27,634
Total controlled affiliate company investments	$9,640	$—	$27,200	$(9,500)	$—	$—	$—	$294	$27,634

Portfolio Company	Fair value at December 31, 2016	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2017
Non-controlled affiliate company investments:
American Community Homes, Inc.	$7,816	$—	$—	$—	$—	$42	$—	$(417)	$7,441
American Community Homes, Inc.	4,301	—	—	—	197	21	—	(190)	4,329
American Community Homes, Inc.	518	—	—	—	24	4	—	(4)	542
American Community Homes, Inc.	—	—	431	—	—	4	—	(4)	431
American Community Homes, Inc.	—	—	216	—	6	1	—	1	224
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	1,315	—	—	—	—	—	—	(962)	353
	13,950	—	647	—	227	72	—	(1,576)	13,320

Luxury Optical Holdings Co. (6)	—	3,854	—	—	164	8	—	(329)	3,697
Luxury Optical Holdings Co. (Delayed Draw) (6)	—	—	741	—	—	—	—	—	741
Luxury Optical Holdings Co. (Revolver) (6)	—	116	67	—	7	—	—	(20)	170
Luxury Optical Holdings Co. (86 shares of common stock) (6)	—	—	—	—	—	—	—	—	—
	—	3,970	808	—	171	8	—	(349)	4,608

Millennial Brands LLC	464	—	—	—	33	—	—	(497)	—
Millennial Brands LLC	365	—	—	—	15	(1)	—	(379)	—
Millennial Brands LLC	225	—	—	—	10	—	—	(235)	—
Millennial Brands LLC	—	—	534	—	—	—	—	16	550
Millennial Brands LLC	—	—	—	—	72	—	—	(72)	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	1,054	—	534	—	130	(1)	—	(1,167)	550

Rockdale Blackhawk, LLC (7)	10,933	—	—	—	—	200	—	(539)	10,594
Rockdale Blackhawk, LLC (Capex) (7)	565	—	—	(16)	—	—	—	(16)	533
Rockdale Blackhawk, LLC (Revolver) (7)	924	—	925	—	—	—	—	(52)	1,797
Rockdale Blackhawk, LLC (Revolver) (7)	—	—	3,236	—	—	—	—	(91)	3,145
Rockdale Blackhawk, LLC (18.03% of the LLC interest) (7)	14,655	—	—	—	—	—	—	(8,982)	5,673
	27,077	—	4,161	(16)	—	200	—	(9,680)	21,742

SHI Holdings, Inc.	2,625	—	—	—	—	16	—	(16)	2,625
SHI Holdings, Inc. (Revolver)	1,203	—	1,024	—	—	4	—	(5)	2,226
SHI Holdings, Inc. (24 shares of common stock)	469	—	—	—	—	—	—	317	786
	4,297	—	1,024	—	—	20	—	296	5,637

Summit Container Corporation	3,550	—	—	(102)	72	24	—	(123)	3,421
Summit Container Corporation	—	—	1,499	—	9	—	—	(1)	1,507
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	113	—	—	—	—	—	—	(113)	—
	3,663	—	1,499	(102)	81	24	—	(237)	4,928

TPP Operating, Inc. (5)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (5)	—	5,295	—	—	—	—	—	(1,922)	3,373
TPP Operating, Inc. (5)	—	3,573	1,047	(27)	—	—	—	—	4,593
TPP Operating, Inc. (24 shares of common stock) (5)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (16 shares of common stock) (5)	—	—	—	—	—	—	—	—	—
	—	8,868	1,047	(27)	—	—	—	(1,922)	7,966
Total non-controlled affiliate company investments	$50,041	$12,838	$9,720	$(145)	$609	$323	$—	$(14,635)	$58,751

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$—	$9,500	$—	$—	$—	$—	$140	$9,640
	—	—	9,500	—	—	—	—	140	9,640

TPP Operating, Inc. (5) (8)	1,799	—	—	—	—	—	—	(1,799)	—
TPP Operating, Inc. (5) (8)	4,344	(2,754)	—	—	—	—	—	(1,590)	—
TPP Operating, Inc. (5) (8)	2,756	(6,114)	4,330	(972)	—	—	—	—	—
TPP Operating, Inc. (40 shares of common stock) (5) (8)	—	—	—	—	—	—	—	—	—
TPP Acquisition, Inc. (829 shares of common stock) (8)	—	—	—	—	—	—	—	—	—
	8,899	(8,868)	4,330	(972)	—	—	—	(3,389)	—
Total controlled affiliate company investments	$8,899	$(8,868)	$13,830	$(972)	$—	$—	$—	$(3,249)	$9,640

	For the years ended December 31,
	2018			2017
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,061	$—	$—	$781	$—	$—
American Community Homes, Inc.	822	—	—	633	—	—
American Community Homes, Inc.	91	—	—	78	—	—
American Community Homes, Inc.	66	—	—	29	—	—
American Community Homes, Inc.	46	—	—	22	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	67	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,153	—	—	1,543	—	—

Curion Holdings, LLC	257	—	—	—	—	—
Curion Holdings, LLC (Revolver)	11	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Common stock)	—	—	—	—	—	—
	268	—	—	—	—	—

Incipio, LLC	912	—	—	—	—	—
Incipio, LLC	242	—	—	—	—	—
Incipio, LLC (Delayed Draw)	67	—	—	—	—	—
Incipio, LLC	—	—	—	—	—	—
Incipio, LLC	—	—	—	—	—	—
Incipio, LLC (Common stock)	—	—	—	—	—	—
	1,221	—	—	—	—	—

Luxury Optical Holdings Co.	469	—	—	240	—	—
Luxury Optical Holdings Co. (Delayed Draw)	88	—	—	25	—	—
Luxury Optical Holdings Co. (Revolver)	21	—	—	8	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	578	—	—	273	—	—

Millennial Brands LLC	—	—	—	32	—	—
Millennial Brands LLC	—	—	—	13	—	—
Millennial Brands LLC	—	—	—	10	—	—
Millennial Brands LLC	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	71	—	—
Millennial Brands LLC (Preferred units)	—	—	—	—	—	—
Millennial Brands LLC (Common units)	—	—	—	—	—	—
	—	—	—	126	—	—

Rockdale Blackhawk, LLC	920	—	—	1,281	—	—
Rockdale Blackhawk, LLC (Capex)	41	—	—	73	—	—
Rockdale Blackhawk, LLC (Revolver)	137	—	—	235	—	—
Rockdale Blackhawk, LLC (Revolver)	240	—	—	205	—	—
Rockdale Blackhawk, LLC (Revolver)	104	—	—	—	—	—
Rockdale Blackhawk, LLC (LLC interest)	—	—	—	381	—	—
	1,442	—	—	2,175	—	—

SHI Holdings, Inc.	336	—	—	304	—	—
SHI Holdings, Inc. (Revolver)	352	—	—	205	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	688	—	—	509	—	—

Summit Container Corporation	492	—	83	648	—	—
Summit Container Corporation	108	—	—	56	—	—
Summit Container Corporation (Revolver)	292	—	—	—	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	892	—	83	704	—	—

TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	115	—	—
TPP Operating, Inc.	—	—	—	121	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	236	—	—
Total non-controlled affiliate company investments	$7,242	$—	$83	$5,566	$—	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,725	$—	$—	$—	$—
	—	1,725	—	—	—	—

TPP Acquisition, Inc. (Common stock)	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	—	—	—
TPP Operating, Inc.	—	—	—	254	—	—
TPP Operating, Inc.	—	—	—	340	—	—
	—	—	—	594	—	—
Total controlled affiliate company investments	$—	$1,725	$—	$594	$—	$—

(1)	The Company provided a follow-on investment to American Community Homes, Inc. (“ACH”) during the twelve months ended December 31, 2018. In conjunction with the follow-on investment, the Company also received an additional warrant for 13.3% of the equity in ACH, increasing total equity ownership to 22.3%.

(2)	The Company provided a follow-on investment to Curion Holdings, LLC (“Curion”) as a part of a restructuring during the twelve months ended December 31, 2018. As part of the restructuring, the Company also received 12.1% of the equity of Curion. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.

(3)	The Company provided a follow-on investment to Incipio, LLC (“Incipio”) as a part of a restructuring during the twelve months ended December 31, 2018. As a part of the restructuring, the Company also received 17.74% of the equity of Incipio. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.

(4)	On July 24, 2018, Rockdale Blackhawk, LLC (“Rockdale”) filed for bankruptcy as part of a restructuring process. During the twelve months ended December 31, 2018, the Company funded additional investments under the debtor-in-possession (“DIP”) financing facility established in conjunction with the bankruptcy and received repayments on a portion of its pre-petition debt. On July 20, 2018, the Company put back its 22.65% equity investment in Rockdale, resulting in a realized loss of $1,093, and therefore it is no longer an affiliated investment. The Company placed its investment in the pre-petition debt of Rockdale on non-accrual status in conjunction with the bankruptcy filing. For the purpose of this schedule, transfers out represents the fair value at June 30, 2018.

(5)	In December 2017, the Company transferred 16.0% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP, which was no longer considered a controlled affiliate company investment. For the purpose of this schedule, transfers into the non-controlled affiliate company lines represent the fair value at September 30, 2017. During the twelve months ended December 31, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee has informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, the Company has realized a loss on TPP of $24,503 during the year ended December 31, 2018.

(6)

The Company provided a follow-on investment to Luxury Optical Holdings Co. (“LOH”) as a part of a restructuring during the twelve months ended December 31, 2017. As part of the restructuring, the Company also received 9.6% of the equity of LOH. For the purpose of this schedule, transfers in represents the fair value at June 30, 2017.

(7)

The Company provided a follow-on investment to Rockdale during the twelve months ended December 31, 2017. In conjunction with the follow-on investment, the Company also received an additional 6.4% of the equity in Rockdale, increasing total equity ownership to 18.0%.

(8)	On September 2, 2016, TPP Acquisition, Inc. filed for bankruptcy as part of a restructuring process. The existing lenders, including the Company, submitted a credit bid to purchase certain assets of TPP Acquisition, Inc., which was approved by the bankruptcy court. The sale closed on November 8, 2016. A new operating company, TPP Operating, Inc., was formed to acquire certain of the assets of TPP Acquisition, Inc. and continue business operations. These new operations are no longer encumbered by significant lease liabilities. The Company initially owned 40.0% of the equity interests in the new operating company, TPP Operating, Inc. and owned 40.0% of the equity interests in TPP Acquisition, Inc., the former operating company, until its dissolution during the year ended December 31, 2017.

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the years ended December 31, 2018, 2017, and 2016 were $8,879, $7,726 and $6,347 respectively.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2018	2017	2016
Part one incentive fees (1)	$6,730	$6,276	$5,602
Part two incentive fees (2)	—	(175)	175
Incentive Fee Limitation	(4,979)	(415)	—
Incentive fees, excluding the impact of the incentive fee waiver	1,751	5,686	5,777
Incentive fee waiver (3)	—	(308)	(273)
Total incentive fees, net of incentive fee waiver	$1,751	$5,378	$5,504

(1)	Based on net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an Administration Agreement with Monroe Capital Management Advisors, LLC (“MC Management”), under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $3,430, $3,439 and $3,054, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,327, $1,248 and $1,287, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2018 and 2017, $342 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2018 and 2017, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 223% and 334%, respectively.

Revolving Credit Facility: As of December 31, 2018, the Company had U.S. dollar borrowings of $117,150 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,876 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. As of December 31, 2017, the Company had U.S. dollar borrowings of $105,200 and non-U.S. dollar borrowings denominated in Great Britain pounds of £8,800 ($11,892 in U.S. dollars) under its revolving credit facility with ING Capital LLC, as agent, to finance the purchase of the Company’s assets. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in the Company’s consolidated statements of operations and totaled $1,023, ($354) and zero for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the maximum amount the Company was able to borrow was $200,000 and this borrowing can be increased to $300,000 pursuant to an accordion feature (subject to maintaining 200% asset coverage, as defined by the 1940 Act). On February 22, 2017, the Company closed a $40,000 upsize to the revolving credit facility, bringing the maximum amount the Company is able to borrow from $160,000 to $200,000, in accordance with the facility’s accordion feature. The maturity date on the facility was December 14, 2020.

The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company’s ability to borrow under the revolving credit facility is subject to availability under a defined borrowing base, which varies based on portfolio characteristics and certain eligibility criteria and concentration limits, as well as required valuation methodologies. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 2019 and for general working capital purposes until the maturity date of the revolving credit facility. Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, two-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.75% or at a daily rate equal to 1.75% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 65% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 65% of the then available maximum borrowing. As of December 31, 2018 and 2017, the outstanding borrowings were accruing at a weighted average interest rate of 5.0% and 4.4%, respectively. The weighted average interest rate of the revolving credit facility borrowings (excluding debt issuance costs) for the years ended December 31, 2018, 2017 and 2016 was 4.7%, 4.2% and 3.6%, respectively. The weighted average fee rate on the unused portion of the revolving credit facility for the years ended December 31, 2018, 2017 and 2016 was 0.6%, 0.5% and 0.5%, respectively.

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

See Note 14 for information on the March 1, 2019 amendment and extension of the revolving credit facility.

2023 Notes: On September 12, 2018, the Company closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69,000. Aggregate underwriters’ discounts and commissions were $2,156 and deferred financing costs were $450, resulting in net proceeds of approximately $66,394. The 2023 Notes will mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%, commencing on October 31, 2018. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC or the SBA exercises its remedies upon an event of default.

SBA regulations currently limit the amount that an individual SBIC may borrow to a maximum of $175,000 when it has at least $87,500 in regulatory capital, receives a leverage commitment from the SBA and has been through an audit examination by the SBA subsequent to licensing. The SBA also limits a related group of SBICs (commonly referred to as a “family of funds”) to a maximum of $350,000 in total borrowings.

As of December 31, 2018, MRCC SBIC had $57,624 in leverageable capital and $115,000 in SBA debentures outstanding. As of December 31, 2017, MRCC SBIC had $57,624 in leverageable capital and $109,520 in SBA debentures outstanding.

As of December 31, 2018, MRCC SBIC had the following SBA debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

As of December 31, 2017, MRCC SBIC had the following SBA debentures outstanding:

Maturity Date	Interest Rate		Amount
September 2024	3.4%		$12,920
March 2025	3.3%		14,800
March 2025	2.9%		7,080
September 2025	3.6%		5,200
March 2027	3.5%		20,000
September 2027	3.2%		32,100
March 2028	2.5	%(1)	9,160
March 2028	2.6	%(1)	2,780
March 2028	2.7	%(1)	5,480
Total			$109,520

(1)	Represents an interim rate of interest as the SBA debentures had not yet pooled.

On October 2, 2014, the Company was granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA debt increases flexibility under the asset coverage test.

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, there were no secured borrowings.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses are as follows:

	For the years ended December 31,
	2018	2017	2016
Interest expense – revolving credit facility	$5,845	$4,771	$4,422
Interest expense – 2023 Notes	1,201	—	—
Interest expense – SBA debentures	3,814	2,434	1,340
Amortization of deferred financing costs	1,410	1,042	820
Interest expense – secured borrowings	—	34	123
Other	—	31	77
Total interest and other debt financing expenses	$12,270	$8,312	$6,782

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2018, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) from foreign currency and other transactions and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) from foreign currency forward contracts in the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2018. There were no derivative instruments outstanding as of December 31, 2017.

	As of December 31, 2018
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£107	1/2/2019	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£228	2/28/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	4/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	2	—	Unrealized gain on foreign currency forward contracts
Total	£2,570		$16	$—

For the years ended December 31, 2018 and 2017, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $16 and zero, respectively. For the years ended December 31, 2018 and 2017, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($3) and zero, respectively.

Note 9. Income Taxes

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2018	2017	2016
Increase (decrease) in capital in excess of par value	$67	$(128)	$(3,547)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(67)	128	3,547

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 will not be subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2018 and 2017, the Company had short-term capital loss carryforwards of $1,211 and zero, respectively. As of December 31, 2018, the Company had long-term capital loss carryforwards of $21,547 and $372, respectively.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$5,848	$12,152	$24,365
Net change in unrealized gain (loss)	(3,978)	13,480	(1,272)
Other realized gain (loss) for tax but not book	7,628	—	—
Other income (loss) for tax but not book	(2,162)	(6,485)	(907)
Other deductions for book in excess of deductions for tax	—	(175)	175
Expenses not currently deductible	11	100	679
Net capital loss carryforward	22,386	372	—
Total taxable income	$29,733	$19,444	$23,040

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2018	2017	2016
Ordinary income	$28,483	$26,458	$20,708
Long-term capital gains	—	591	—
Total	$28,483	$27,049	$20,708

For federal income tax purposes, as of December 31, 2018, gross unrealized gain and gross unrealized loss on the investment portfolio was $7,255 and $17,689, respectively. As of December 31, 2018 and 2017, the aggregate cost of securities for federal income tax purposes was $564,055.

Note 10. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes dividends declared during the years ended December 31, 2018, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
August 31, 2018	September 14, 2018	September 28, 2018	0.35	7,156	—	—	24,946	338
November 30, 2018	December 14, 2018	December 28, 2018	0.35	7,156	—	—	35,006	337
Total distributions declared			$1.40	$28,182	22,308	$301	83,860	$976

Year ended December 31, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
August 31, 2017	September 15, 2017	September 29, 2017	0.35	7,084	—	—	6,508	93
December 1, 2017	December 15, 2017	December 29, 2017	0.35	7,084	—	—	20,832	294
Total distributions declared			$1.40	$26,524	34,149	$525	27,340	$387

Year ended December 31, 2016:
March 4, 2016	March 15, 2016	March 31, 2016	$0.35	$4,553	—	$—	20,144	$277
June 1, 2016	June 15, 2016	June 30, 2016	0.35	4,553	—	—	18,518	275
August 30, 2016	September 15, 2016	September 30, 2016	0.35	5,730	4,493	70	—	—
November 30, 2016	December 15, 2016	December 30, 2016	0.35	5,734	4,369	68	—	—
Total distributions declared			$1.40	$20,570	8,862	$138	38,662	$552

None of the distributions declared during the years ended December 31, 2018, 2017, and 2016 represented a return of capital for tax purposes.

Note 11. Stock Issuances and Repurchases

Stock Issuances:

On July 1, 2016, the Company amended the at-the-market (“ATM”) securities offering program the Company entered into on February 6, 2015, with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) (the “Initial ATM Program”), to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV. On May 12, 2017, the Company entered into new equity distribution agreements with each of FBR and JMP (the “ATM Program”). All other material terms of the Initial ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2016, there were no stock issuances under the Initial ATM Program. During the year ended December 31, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Initial ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668. During the year ended December 31, 2018, the Company sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2,519 under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 and offering costs were $79, resulting in net proceeds of approximately $2,402.

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

On June 9, 2017, the Company closed a public offering of 3,000,000 shares of common stock at a public offering price of $15.00 per share, raising approximately $45,000 in gross proceeds. On June 14, 2017, pursuant to the underwriters’ exercise of the over-allotment option, the Company sold an additional 450,000 shares of its common stock, at a public offering price of $15.00 per share, raising an additional $6,750 in gross proceeds for a total of $51,750. Aggregate underwriters’ discounts and commissions were $2,070 and offering costs were $127, resulting in net proceeds of approximately $49,553.

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2018 and 2017, the Company had $56,041 and $41,238, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had commitments of $22,800 and $40,500, respectively, to SLF as of December 31, 2018 and 2017, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee.

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

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of year	$13.77	$14.52	$14.19	$14.05	$13.92
Net investment income (1)	1.57	1.40	1.55	1.60	1.57
Net gain (loss) (1)	(1.28)	(0.75)	0.13	(0.07)	(0.12)
Net increase in net assets from operations (1)	0.29	0.65	1.68	1.53	1.45
Stockholder distributions – income	(1.40)	(1.37)	(1.40)	(1.37)	(1.36)
Stockholder distributions – capital gains	—	(0.03)	—	(0.03)	—
Effect of share issuance above (below) NAV (2)	—	—	0.05	—	—
Effect of share repurchases (2)	—	—	—	—	0.04
Other (2)	—	—	—	0.01	—
Net asset value at end of year	$12.66	$13.77	$14.52	$14.19	$14.05
Net assets at end of year	$258,767	$278,699	$240,850	$184,535	$133,738
Shares outstanding at end of year	20,444,564	20,239,957	16,581,869	13,008,007	9,517,910
Per share market value at end of year	$9.60	$13.75	$15.38	$13.09	$14.46
Total return based on market value (3)	(21.74)%	(1.82)%	28.95%	(0.21)%	30.67%
Total return based on average net asset value (4)	2.17%	4.58%	11.70%	11.04%	10.34%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	11.85%	9.80%	10.81%	11.56%	11.20%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5)	9.84%	9.46%	10.81%	11.20%	11.03%
Average debt outstanding	$243,929	$179,500	$156,358	$119,860	$92,410
Average debt outstanding per share	$11.99	$9.64	$10.75	$10.26	$9.63
Portfolio turnover	31.53%	39.39%	22.41%	30.70%	47.03%

(1)	Calculated using the weighted average shares outstanding during the years presented.

(2)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on shares outstanding as of a period end or transaction date.

(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.

(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value.

(5)	The following is a schedule of supplemental ratios for the years presented.

	2018	2017	2016	2015	2014
Ratio of interest and other debt financing expenses to average net assets	4.56%	3.13%	3.26%	3.33%	3.23%
Ratio of total expenses (without incentive fees) to average net assets	9.19%	7.43%	8.17%	8.31%	8.42%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (6)	0.65%	2.03%	2.64%	2.89%	2.61%

(6)	The ratio of waived incentive fees to average net assets was zero, 0.12%, 0.13%, zero and zero for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 5, 2019, the date on which the consolidated financial statements were issued.

On March 5, 2019, the Board declared a quarterly distribution of $0.35 per share payable on March 29, 2019 to holders of record on March 15, 2019.

On March 1, 2019, the Company amended and restated its revolving credit facility (as amended and restated, the “Amended Credit Agreement”). Among other things, the Amended Credit Agreement increases the size of the facility from $200,000 to $255,000 (with an accordion feature that permits the Company, under certain circumstances, to increase the size of the facility up to $400,000), extends the period during which we may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extends the final maturity date from December 14, 2020 to March 1, 2024, lowers the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at our option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in the Company’s portfolio.

The facility continues to be secured by substantially all of the Company’s assets (excluding, among other things, investments held in and by the Company’s wholly-owned subsidiary, MRCC SBIC). The Amended Credit Agreement and related agreements governing the facility required the Company to, among other things, (i) make representations and warranties regarding the collateral as well as the Company’s business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including the covenants noted above and covenants related to: (A) limitations on the incurrence of additional indebtedness and liens, (B) limitations on certain investments, (C) limitations on certain asset transfers and restricted payments, (D) maintaining a minimum liquidity and net worth and (E) limitations on the creation or existence of agreements that prohibit liens on certain of the Company’s properties and certain of its subsidiaries. The Amended Credit Agreement and related documents also include usual and customary default provisions such as the failure to make timely payments under the facility, the occurrence of a change in control, and the Company’s failure to materially perform under the Amended Credit Agreement and related agreements governing the facility, which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

In addition to the asset coverage and senior debt coverage ratios described above, borrowings under the Amended Credit Agreement (and the incurrence of certain other permitted debt) will continue to be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. Borrowings under the Amended Credit Agreement will continue to be subject to the facility’s various covenants and the leverage restrictions contained in the 1940 Act.

Note 15. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$14,835	$13,779	$14,820	$14,950
Net investment income	$7,803	$7,726	$7,906	$8,465
Net gain (loss)	$(6,632)	$(8,719)	$(3,626)	$(7,075)
Net increase (decrease) in net assets resulting from operations	$1,171	$(993)	$4,280	$1,390
Net investment income per share – basic and diluted	$0.38	$0.38	$0.39	$0.42
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.06	$(0.05)	$0.21	$0.07
Net asset value per share at period end	$12.66	$12.95	$13.35	$13.49

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$13,364	$13,469	$12,268	$12,006
Net investment income	$6,995	$6,887	$6,088	$6,034
Net gain (loss)	$(4,754)	$(569)	$(5,064)	$(3,465)
Net increase (decrease) in net assets resulting from operations	$2,241	$6,318	$1,024	$2,569
Net investment income per share – basic and diluted	$0.35	$0.34	$0.35	$0.36
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.11	$0.31	$0.06	$0.15
Net asset value per share at period end	$13.77	$14.01	$14.05	$14.34

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$11,233	$11,128	$11,118	$11,539
Net investment income	$5,377	$5,583	$5,759	$5,787
Net gain (loss) on investments and secured borrowings	$2,155	$(1,971)	$(482)	$2,157
Net increase (decrease) in net assets resulting from operations	$7,532	$3,612	$5,277	$7,944
Net investment income per share – basic and diluted	$0.32	$0.36	$0.44	$0.44
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.45	$0.23	$0.41	$0.61
Net asset value per share at period end	$14.52	$14.42	$14.50	$14.45

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.2	Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.3	First Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.4	Form of Global Note with respect to the 5.75% Notes due 2023 (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018, and Exhibit A therein)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)
10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)
10.8	Amendment No. 1 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 20, 2013)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated December 14, 2015 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 15, 2015)
10.10	MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)
10.11	Amendment No. 2 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on April 27, 2018)
10.12	Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

72

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2019

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 5, 2019
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director	March 5, 2019
Aaron D. Peck	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 5, 2019
Thomas J. Allison

/s/ Jeffrey A. Golman	Director	March 5, 2019
Jeffrey A. Golman

/s/ Jorde M. Nathan	Director	March 5, 2019
Jorde M. Nathan

/s/ Robert S. Rubin	Director	March 5, 2019
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 5, 2019
Jeffrey D. Steele

74