Form 10-K/A
period 2018-12-31
MONROE CAPITAL Corp
filed 2019-04-11
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

Monroe Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019 (the “Original 10-K”), solely to correct the list of exhibits in Item 15 of Part IV of the Original 10-K. Specifically, due to a clerical error, the list of exhibits contained incorrect hyperlinks to certain of the exhibits incorporated into the Original 10-K by reference.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith as exhibits to this Amendment; however, paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act.

Except as noted above, this Amendment does not amend, modify or otherwise update any other information in the Original 10-K or reflect any events occurring after the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

2

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.2	Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.3	First Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.4	Form of Global Note with respect to the 5.75% Notes due 2023 (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018, and Exhibit A therein)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit (g) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	Senior Secured Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit (k)(3) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 25, 2012)
10.7	Senior Secured Term Loan Credit Agreement between Registrant and the Lender (Incorporated by reference to Exhibit (k)(4) of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-172601) filed October 25, 2012)
10.8	Amendment No. 1 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 20, 2013)
10.9	Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated December 14, 2015 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 15, 2015)
10.10	MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)
10.11	Amendment No. 2 to Senior Revolving Credit Agreement between the Registrant and the Lenders (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on April 27, 2018)
10.12	Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)

3

Exhibit Number	Description of Document
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report) (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 5, 2019)
14.1	Joint Code of Ethics of Registrant and MC Advisors (Incorporated by reference to Exhibit (q)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 5, 2019)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 5, 2019)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 5, 2019)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K (File No. 814-00866) filed on March 5, 2019)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2019

Monroe Capital Corporation (Registrant)

By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

5