Form 10-Q
period 2019-03-31
MONROE CAPITAL Corp
filed 2019-05-07
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share 5.75% Notes due 2023	MRCC MRCCL	The Nasdaq Global Select Market The Nasdaq Global Select Market

As of May 6, 2019, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$505,957	$468,720
Non-controlled affiliate company investments	58,956	57,267
Controlled affiliate company investments	32,032	27,634
Total investments, at fair value (amortized cost of: $606,591 and $564,124, respectively)	596,945	553,621
Cash	4,690	3,744
Restricted cash	17,315	13,982
Unrealized gain on foreign currency forward contracts	—	16
Interest receivable	8,976	7,774
Other assets	588	692
Total assets	628,514	579,829

LIABILITIES
Debt:
Revolving credit facility	146,342	136,026
2023 Notes	109,000	69,000
SBA debentures payable	115,000	115,000
Total debt	370,342	320,026
Less: Unamortized deferred financing costs	(9,265)	(6,262)
Total debt, less unamortized deferred financing costs	361,077	313,764
Interest payable	1,932	2,550
Unrealized loss on foreign currency forward contracts	49	—
Management fees payable	2,521	2,318
Incentive fees payable	1,319	—
Accounts payable and accrued expenses	2,529	2,430
Directors' fees payable	35	—
Total liabilities	369,462	321,062
Net assets	$259,052	$258,767

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,445 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,911	288,911
Accumulated undistributed (overdistributed) earnings	(29,879)	(30,164)
Total net assets	$259,052	$258,767

Net asset value per share	$12.67	$12.66

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$12,830	$11,826
Payment-in-kind interest income	98	137
Dividend income	13	260
Fee income	569	724
Total investment income from non-controlled/non-affiliate company investments	13,510	12,947
Non-controlled affiliate company investments:
Interest income	923	1,636
Payment-in-kind interest income	956	192
Total investment income from non-controlled affiliate company investments	1,879	1,828
Controlled affiliate company investments:
Dividend income	770	175
Total investment income from controlled affiliate company investments	770	175
Total investment income	16,159	14,950

Operating expenses:
Interest and other debt financing expenses	4,354	2,706
Base management fees	2,521	2,163
Incentive fees	1,600	761
Professional fees	289	307
Administrative service fees	347	324
General and administrative expenses	227	176
Excise taxes	(7)	11
Directors' fees	35	37
Expenses before incentive fee waiver	9,366	6,485
Incentive fee waiver	(281)	—
Total expenses, net of incentive fee waiver	9,085	6,485
Net investment income	7,074	8,465

Net gain (loss):
Net realized gain (loss):
Foreign currency forward contracts	(8)	—
Foreign currency and other transactions	(1)	12
Net realized gain (loss)	(9)	12

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	2,288	(165)
Non-controlled affiliate company investments	(1,754)	(6,923)
Controlled affiliate company investments	323	443
Foreign currency forward contracts	(65)	—
Foreign currency and other transactions	(416)	(442)
Net change in unrealized gain (loss)	376	(7,087)

Net gain (loss)	367	(7,075)

Net increase (decrease) in net assets resulting from operations	$7,441	$1,390

Per common share data:
Net investment income per share - basic and diluted	$0.35	$0.42
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.36	$0.07
Weighted average common shares outstanding - basic and diluted	20,445	20,240

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock		Capital in	undistributed
	Number of	Par	excess of par	(overdistributed)	Total
	shares	value	value	earnings	net assets
Balances at December 31, 2017	20,240	$20	$286,141	$(7,462)	$278,699
Net investment income	—	—	—	8,465	8,465
Net realized gain (loss)	—	—	—	12	12
Net change in unrealized gain (loss)	—	—	—	(7,087)	(7,087)
Distributions to stockholders	—	—	—	(7,084)	(7,084)
Balances at March 31, 2018	20,240	$20	$286,141	$(13,156)	$273,005

Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	7,074	7,074
Net realized gain (loss)	—	—	—	(9)	(9)
Net change in unrealized gain (loss)	—	—	—	376	376
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at March 31, 2019	20,445	$20	$288,911	$(29,879)	$259,052

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,441	$1,390
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(857)	6,645
Net change in unrealized (gain) loss on foreign currency forward contracts	65	—
Net change in unrealized (gain) loss on foreign currency and other transactions	416	442
Net realized (gain) loss on foreign currency forward contracts	8	—
Net realized (gain) loss on foreign currency and other transactions	1	(12)
Payment-in-kind interest income	(1,054)	(329)
Payment-in-kind dividend income	—	(260)
Net accretion of discounts and amortization of premiums	(426)	(1,032)
Proceeds from principal payments, sales of investments and settlement of forward contracts	29,127	25,559
Purchases of investments	(70,122)	(32,479)
Amortization of deferred financing costs	433	281
Changes in operating assets and liabilities:
Interest receivable	(1,202)	(421)
Other assets	104	33
Interest payable	(618)	(740)
Management fees payable	203	99
Incentive fees payable	1,319	(396)
Accounts payable and accrued expenses	99	(8)
Directors' fees payable	35	37
Net cash provided by (used in) operating activities	(35,028)	(1,191)

Cash flows from financing activities:
Borrowings on revolving credit facility	210,850	24,800
Repayments of revolving credit facility	(200,950)	(16,750)
Proceeds from 2023 Notes	40,000	—
SBA debentures borrowings	—	3,280
Payments of deferred financing costs	(3,436)	(79)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(7,156)	(7,084)
Net cash provided by (used in) financing activities	39,308	4,167

Net increase (decrease) in Cash and Restricted Cash	4,280	2,976
Effect of foreign currency exchange rates	(1)	12
Cash and Restricted Cash, beginning of period (1)	17,726	7,199
Cash and Restricted Cash, end of period (2)	$22,005	$10,187

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,845	$3,145
Cash paid for excise taxes during the period	$130	$91

(1)	Represents cash and restricted cash of $3,744 and $13,982, respectively, from the consolidated statement of assets and liabilities as of December 31, 2018. Represents cash and restricted cash of $4,332 and $2,867, respectively, from the consolidated statement of assets and liabilities as of December 31, 2017.

(2)	Represents cash and restricted cash of $4,690 and $17,315, respectively, from the consolidated statement of assets and liabilities as of March 31, 2019. Represents cash and restricted cash of $3,070 and $7,117, respectively, from the consolidated statement of assets and liabilities as of March 31, 2018.

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.75%		4/24/2018	4/24/2023	2,925	$2,875	$2,798	1.1%
Hastings Manufacturing Company (Delayed Draw) (f) (g)	L+8.25%	10.75%		4/24/2018	4/24/2023	899	—	—	0.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	8.00%		12/18/2018	12/18/2023	4,987	4,904	4,965	1.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	8.00%		12/18/2018	12/18/2023	500	83	83	0.0%
						9,311	7,862	7,846	3.0%
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+7.50%	9.99%		2/24/2017	2/24/2022	15,750	15,358	15,374	5.9%
HFZ Capital Group, LLC (h)	L+10.17%	12.80% Cash/ 0.17% PIK	(i)	10/20/2017	10/21/2019	18,000	17,873	18,000	6.9%
HFZ Member RB Portfolio LLC (Delayed Draw) (f) (g) (h)	L+12.00%	14.62%		10/30/2018	10/29/2021	9,000	4,473	4,469	1.7%
Liftforward SPV II, LLC (f) (h)	L+10.75%	13.25%		11/10/2016	11/10/2020	10,000	4,070	4,105	1.6%
PKS Holdings, LLC (h)	L+10.00%	12.49%		11/30/2017	11/30/2022	1,733	1,587	1,712	0.8%
PKS Holdings, LLC (Revolver) (f) (h)	L+10.00%	12.49%		11/30/2017	11/30/2022	80	—	—	0.0%
						54,563	43,361	43,660	16.9%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	8.50%		8/19/2016	8/23/2022	6,825	6,778	6,612	2.6%
Toojay's Management LLC	L+5.50%	8.00%		10/26/2018	10/26/2022	3,491	3,428	3,489	1.3%
Toojay's Management LLC (Delayed Draw) (f) (g)	L+5.50%	8.00%		10/26/2018	10/26/2022	477	239	239	0.1%
Toojay's Management LLC (Revolver) (f)	L+5.50%	8.00%		10/26/2018	10/26/2022	159	80	80	0.0%
						10,952	10,525	10,420	4.0%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+6.25%	8.75%		8/31/2018	8/31/2023	896	879	913	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+6.25%	8.75%		8/31/2018	8/31/2023	600	—	—	0.0%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.25%	8.75%		8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products LLC	L+7.50%	10.00%		6/18/2018	6/19/2023	1,594	1,566	1,589	0.6%
Valudor Products LLC (j)	L+7.50%	10.00%		6/18/2018	6/19/2023	211	205	210	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	12.00%		6/18/2018	6/19/2023	818	622	622	0.2%
						4,209	3,272	3,334	1.3%
Construction & Building
Cali Bamboo, LLC	L+6.25%	8.75%		7/10/2015	7/10/2020	7,916	7,843	7,916	3.1%
Cali Bamboo, LLC (Revolver) (f)	L+6.25%	8.75%		7/10/2015	7/10/2020	2,165	866	866	0.3%
Construction Supply Acquisition, LLC	L+6.00%	8.50%		11/27/2018	6/30/2023	4,650	4,628	4,638	1.8%
Inland Pipe Rehabilitation LLC	L+5.50%	8.10%		12/27/2018	12/26/2024	12,469	12,227	12,431	4.8%
Inland Pipe Rehabilitation LLC (Revolver) (f)	L+5.50%	8.00%		12/27/2018	12/26/2024	4,118	2,789	2,789	1.1%
						31,318	28,353	28,640	11.1%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+5.75%	8.25%		10/12/2018	10/12/2023	9,476	9,301	9,419	3.6%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+5.75%	8.25%		10/12/2018	10/12/2023	931	106	106	0.0%
Parterre Flooring & Surface Systems, LLC (k)	L+7.25%	9.75%		8/22/2017	8/22/2022	11,100	10,938	10,789	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (f)	L+7.25%	9.75%		8/22/2017	8/22/2022	2,400	696	675	0.3%
						23,907	21,041	20,989	8.1%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+6.00%	8.49%		2/14/2019	12/19/2025	1,995	1,975	2,005	0.8%
						1,995	1,975	2,005	0.8%
Energy: Oil & Gas
BJ Services, LLC	L+7.00%	9.65%		1/28/2019	1/3/2023	4,500	4,458	4,498	1.7%
Landpoint, LLC	L+10.50%	13.00%		12/17/2013	12/20/2019	2,256	2,254	2,251	0.9%
Landpoint, LLC (Revolver) (f)	L+10.50%	13.00%		12/17/2013	12/20/2019	313	—	—	0.0%
						7,069	6,712	6,749	2.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Environmental Industries
StormTrap, LLC	L+5.50%	8.00%		12/10/2018	12/8/2023		7,980	$7,847	$7,956	3.1%
StormTrap, LLC (Revolver) (f)	L+5.50%	8.00%		12/10/2018	12/8/2023		432	216	216	0.1%
Synergy Environmental Corporation (k)	L+6.50%	9.00%		4/29/2016	4/29/2021		2,912	2,878	2,902	1.1%
Synergy Environmental Corporation (k)	L+6.50%	9.00%		4/29/2016	4/29/2021		487	481	485	0.1%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+6.50%	9.00%		4/29/2016	4/29/2021		1,315	832	829	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.50%	9.00%		4/29/2016	4/29/2021		671	404	402	0.2%
							13,797	12,658	12,790	4.9%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (h) (l)	L+7.00%	9.50%		9/13/2017	9/13/2022		4,293	4,228	4,265	1.6%
American Optics Holdco, Inc. (h) (l)	L+7.00%	9.50%		9/13/2017	9/13/2022		1,669	1,640	1,658	0.6%
American Optics Holdco, Inc. (Revolver) (f) (h) (l)	L+7.00%	9.50%		9/13/2017	9/13/2022		440	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (h) (l)	L+7.00%	9.50%		9/13/2017	9/13/2022		440	—	—	0.0%
Familia Dental Group Holdings, LLC (k)	L+8.00%	10.50%		4/8/2016	4/8/2021		5,019	4,981	4,906	1.9%
Familia Dental Group Holdings, LLC	L+8.00%	10.50%		4/8/2016	4/8/2021		483	483	472	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.00%	10.50%		4/8/2016	4/8/2021		573	286	286	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/30/2018	n/a	(m)	198	198	198	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/6/2018	n/a	(m)	8,877	8,877	8,877	3.4%
Rockdale Blackhawk, LLC	L+13.00%	15.50%	(n)	3/31/2015	3/31/2020		10,923	10,465	8,692	3.4%
							32,915	31,158	29,354	11.3%
High Tech Industries
Host Analytics, Inc.	L+6.00%	8.49%		12/28/2018	12/28/2023		9,500	9,318	9,500	3.7%
Host Analytics, Inc. (Revolver) (f)	L+6.00%	8.49%		12/28/2018	12/28/2023		442	—	—	0.0%
Mindbody, Inc.	L+7.00%	9.48%		2/15/2019	2/14/2025		6,333	6,212	6,346	2.4%
Mindbody, Inc. (Revolver) (f)	L+7.00%	9.48%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+5.50%	8.10%		6/30/2017	6/30/2022		14,775	14,622	14,775	5.7%
Newforma, Inc. (Revolver) (f)	L+5.50%	8.10%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.00%	9.50%		12/11/2017	12/12/2022		3,456	3,402	3,437	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+7.00%	9.50%		12/11/2017	12/12/2022		2,327	811	806	0.3%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.00%	9.50%		12/11/2017	12/12/2022		233	—	—	0.0%
RPL Bidco Limited (h) (l) (o)	L+7.50%	8.36%		11/9/2017	11/9/2023		14,056	14,107	14,196	5.5%
RPL Bidco Limited (Delayed Draw) (f) (g) (h) (l) (o)	L+7.50%	8.36%		5/22/2018	11/9/2023		2,086	—	—	0.0%
RPL Bidco Limited (Revolver) (f) (h) (l) (o)	L+7.50%	8.36%		11/9/2017	11/9/2023		521	—	—	0.0%
WillowTree, LLC	L+5.50%	8.00%		10/9/2018	10/9/2023		7,960	7,832	7,956	3.1%
WillowTree, LLC (Revolver) (f)	L+5.50%	8.00%		10/9/2018	10/9/2023		1,000	620	620	0.2%
							64,606	56,924	57,636	22.2%
Hotels, Gaming & Leisure
TRG, LLC	L+12.94%	9.99% Cash/ 5.44% PIK	(p)	12/23/2014	3/31/2021		17,080	17,027	18,429	7.0%
TRG, LLC (CapEx)	L+9.50%	9.99% Cash/ 2.00% PIK		9/1/2015	3/31/2021		1,365	1,362	1,473	0.6%
TRG, LLC (Revolver) (f)	L+9.50%	11.99%		12/23/2014	3/31/2021		262	131	141	0.1%
							18,707	18,520	20,043	7.7%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.99%		12/22/2016	12/22/2021		4,029	3,981	4,035	1.6%
Destination Media, Inc. (k)	L+5.50%	8.00%		4/7/2017	4/7/2022		5,024	4,976	5,075	2.0%
Destination Media, Inc. (Revolver) (f)	L+5.50%	8.00%		4/7/2017	4/7/2022		542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	9.49%		12/22/2017	12/22/2022		9,159	9,014	9,250	3.5%
MC Sign Lessor Corp.	L+7.00%	9.49%		12/22/2017	12/22/2022		2,083	2,083	2,104	0.8%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	9.49%		12/22/2017	12/22/2022		625	—	—	0.0%
							21,462	20,054	20,464	7.9%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	8.25%		1/4/2019	1/4/2024		1,995	1,957	1,997	0.8%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	8.25%		1/4/2019	1/4/2024		320	—	—	0.0%
Crownpeak Technology, Inc.	L+6.25%	8.74%		2/28/2019	2/28/2024		4,000	3,923	4,010	1.5%
Crownpeak Technology, Inc. (Delayed Draw) (f) (g)	L+6.25%	8.74%		2/28/2019	2/28/2024		333	—	—	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+6.25%	8.74%		2/28/2019	2/28/2024		167	—	—	0.0%
							6,815	5,880	6,007	2.3%
Retail
Bluestem Brands, Inc.	L+7.50%	10.00%		6/26/2015	11/6/2020		2,396	2,387	1,770	0.7%
Forman Mills, Inc. (k)	L+9.50%	10.00% Cash/ 2.00% PIK		10/4/2016	10/4/2021		8,309	8,216	8,068	3.1%
LuLu's Fashion Lounge, LLC	L+7.00%	9.50%		8/21/2017	8/29/2022		4,437	4,340	4,433	1.7%
The Worth Collection, Ltd. (k)	L+8.50%	11.00%		9/29/2016	9/29/2021		10,588	10,469	8,682	3.4%
Yandy Holding, LLC	L+11.00%	13.50%		9/30/2014	9/30/2019		3,643	3,636	3,632	1.4%
Yandy Holding, LLC (Revolver) (f)	L+11.00%	13.50%		9/30/2014	9/30/2019		907	—	—	0.0%
							30,280	29,048	26,585	10.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.50%	6/30/2017	6/30/2022	4,812	$4,745	$4,731	1.8%
Atlas Sign Industries of FLA, LLC (k)	L+11.50%	13.00% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,500	3,305	3,334	1.3%
Burroughs, Inc. (k)	L+7.50%	9.99%	12/22/2017	12/22/2022	5,850	5,782	5,718	2.2%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.99%	12/22/2017	12/22/2022	1,215	1,125	1,125	0.4%
Certify, Inc.	L+6.00%	8.50%	2/28/2019	2/28/2024	9,000	8,867	8,973	3.5%
Certify, Inc. (Delayed Draw) (f) (g)	L+6.00%	8.50%	2/28/2019	2/28/2024	1,227	—	—	0.0%
Certify, Inc. (Revolver) (f)	L+6.00%	8.50%	2/28/2019	2/28/2024	409	—	—	0.0%
First Call Resolution, LLC (k)	L+7.00%	9.49%	9/22/2017	9/22/2022	4,085	4,032	4,166	1.6%
First Call Resolution, LLC	L+7.00%	9.49%	9/28/2018	9/22/2022	9,900	9,756	10,098	4.0%
HaystackID LLC	L+6.50%	9.00%	1/14/2019	1/12/2024	4,988	4,893	4,997	1.9%
HaystackID LLC (Revolver) (f)	L+6.50%	9.00%	1/14/2019	1/12/2024	403	161	161	0.1%
IT Global Holding LLC	L+7.00%	9.50%	11/15/2018	11/10/2023	10,434	10,238	10,419	4.0%
IT Global Holding LLC (Revolver) (f)	L+7.00%	9.50%	11/15/2018	11/10/2023	875	263	263	0.1%
Madison Logic, Inc. (k)	L+8.00%	10.50%	11/30/2016	11/30/2021	9,868	9,750	9,868	3.8%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	10.50%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+7.75%	9.25% Cash/ 1.00% PIK	6/1/2018	6/5/2023	756	743	688	0.3%
RedZone Robotics, Inc. (Revolver) (f)	L+7.75%	9.25% Cash/ 1.00% PIK	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition (k)	L+6.00%	8.58%	2/15/2019	2/15/2024	3,500	3,433	3,497	1.3%
Security Services Acquisition (Delayed Draw) (f) (g) (k)	L+6.00%	8.58%	2/15/2019	2/15/2024	2,500	—	—	0.0%
Security Services Acquisition (Delayed Draw) (f) (g) (k)	L+6.00%	8.58%	2/15/2019	2/15/2024	2,188	—	—	0.0%
Security Services Acquisition (Revolver) (f)	L+6.00%	8.58%	2/15/2019	2/15/2024	1,042	—	—	0.0%
TRP Construction Group, LLC (k)	L+7.00%	9.50%	10/5/2017	10/5/2022	7,911	7,793	7,888	3.0%
TRP Construction Group, LLC (Delayed Draw) (f) (g)	L+7.00%	9.50%	9/5/2018	10/5/2022	7,000	6,741	6,721	2.7%
TRP Construction Group, LLC (Revolver) (f)	L+7.00%	9.50%	10/5/2017	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	9.50%	10/5/2018	10/4/2024	4,969	4,874	4,979	1.9%
VPS Holdings, LLC	L+7.00%	9.50%	10/5/2018	10/4/2024	4,000	4,000	4,008	1.5%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	9.50%	10/5/2018	10/4/2024	1,000	100	100	0.0%
					104,711	90,601	91,734	35.4%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	8.80%	10/16/2018	10/16/2023	1,995	1,958	1,992	0.8%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+6.00%	8.80%	10/16/2018	10/16/2023	4,167	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	8.80%	10/16/2018	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+6.50%	9.30%	7/1/2015	7/1/2020	4,272	4,245	4,255	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	15.30%	7/1/2015	7/1/2020	4,636	4,603	4,610	1.8%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+9.50%	12.30%	7/1/2015	7/1/2020	236	118	118	0.0%
					15,806	10,924	10,975	4.2%
Wholesale
Mid-West Wholesale Hardware Co. (k)	L+8.00%	10.50%	2/9/2017	2/9/2022	16,361	16,148	16,279	6.3%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+8.00%	10.50%	2/9/2017	2/9/2022	5,491	3,295	3,278	1.3%
Nearly Natural, Inc. (k)	L+7.00%	9.60%	12/15/2017	12/15/2022	6,913	6,806	6,843	2.6%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	9.60%	12/15/2017	12/15/2022	1,522	761	761	0.3%
					30,287	27,010	27,161	10.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					482,710	425,878	426,392	164.5%

Unitranche Secured Loans (q)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+6.00%	8.50%	6/23/2017	6/23/2022	10,477	10,366	10,335	4.0%
MFG Chemical, LLC	L+6.00%	8.50%	3/15/2018	6/23/2022	1,129	1,129	1,114	0.4%
					11,606	11,495	11,449	4.4%
Consumer Goods: Durable
RugsUSA, LLC	L+6.00%	8.61%	5/2/2018	4/28/2023	4,000	3,967	3,990	1.5%
					4,000	3,967	3,990	1.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	14.00%		12/27/2012	n/a	(m)	6,120	$6,102	$6,025	2.3%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK		4/14/2016	n/a	(m)	306	306	306	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	12.50%		5/25/2017	n/a	(m)	200	193	200	0.1%
Priority Ambulance, LLC (r)	L+6.50%	9.10%		4/12/2017	4/12/2022		10,015	10,015	9,965	3.8%
Priority Ambulance, LLC (s)	L+6.50%	9.10%		12/13/2018	4/12/2022		1,253	1,228	1,247	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	9.10%		7/18/2018	4/12/2022		246	—	—	0.0%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	9.10%		12/13/2018	4/12/2022		2,485	446	444	0.2%
							20,625	18,290	18,187	7.0%
High Tech Industries
Energy Services Group, LLC	L+8.42%	10.92%		5/4/2017	5/4/2022		4,337	4,297	4,337	1.7%
Energy Services Group, LLC (h) (o)	L+8.42%	9.42%		5/4/2017	5/4/2022		5,092	5,122	5,092	2.0%
Energy Services Group, LLC	L+8.42%	10.92%		5/4/2017	5/4/2022		1,234	1,219	1,234	0.5%
Mnine Holdings, Inc.	L+6.75%	9.25%		11/2/2018	11/2/2023		7,980	7,830	8,024	3.2%
							18,643	18,468	18,687	7.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							54,874	52,220	52,313	20.3%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	10.55%		5/23/2013	7/5/2021		5,792	5,792	5,430	2.1%
							5,792	5,792	5,430	2.1%
High Tech Industries
Micro Holdings Corp.	L+7.50%	9.99%		8/16/2017	8/18/2025		3,000	2,972	2,963	1.1%
							3,000	2,972	2,963	1.1%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	9.75%		7/26/2017	8/4/2025		4,500	4,459	4,472	1.7%
							4,500	4,459	4,472	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	10.73%		5/29/2015	5/27/2022		5,000	4,959	5,000	1.9%
							5,000	4,959	5,000	1.9%
Services: Consumer
Education Corporation of America	L+11.00%	8.10% Cash/ 5.50% PIK	(n)	9/3/2015	3/31/2020		2,292	2,289	2,292	0.9%
							2,292	2,289	2,292	0.9%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							20,584	20,471	20,157	7.7%

Equity Securities (t) (u)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h)	—	—	(v)	11/30/2017	11/30/2027		—	116	13	0.0%
								116	13	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK		6/18/2018	—		—	501	323	0.1%
								501	323	0.1%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.5% of the equity)	—	—	(v)	12/27/2012	12/27/2022		—	—	190	0.1%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2.1% of the equity)	—	—	(v)	7/19/2016	12/31/2027		—	—	—	0.0%
								—	190	0.1%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(v)	4/14/2017	—		—	2,413	172	0.0%
Host Analytics, Inc. (441,860 class A Units)	—	—	(v)	12/28/2018	—		—	442	453	0.2%
								2,855	625	0.2%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	—	—	(v)	12/4/2012	—		—	200	—	0.0%
								200	—	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(v)	12/22/2016	—		—	129	262	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (l)	—	—	(v)	9/18/2015	9/18/2025		—	—	209	0.1%
								129	471	0.2%
Media: Diversified & Production
ATTOM Holdco LLC (260,000 class A units)	—	—	(v)	1/4/2019	—		—	260	256	0.1%
								260	256	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		6/25/2013	—	—	$87	$110	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		6/25/2013	—	—	—	—	0.0%
							87	110	0.0%
Services: Business
APCO Worldwide, Inc. (100 shares class A voting common stock)	—	—	(v)	11/1/2017	—	—	395	307	0.2%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	—	(v)	5/14/2018	5/14/2026	—	125	85	0.0%
							520	392	0.2%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(n)	9/3/2015	—	—	7,492	4,583	1.8%
							7,492	4,583	1.8%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	—	(v)	12/15/2017	—	—	152	132	0.1%
							152	132	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							12,312	7,095	2.8%
Total Non-Controlled/Non-Affiliate Company Investments							$510,881	$505,957	195.3%

Non-Controlled Affiliate Company Investments (w)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	12.50% PIK		7/22/2014	12/31/2020	8,046	$8,031	$6,574	2.5%
American Community Homes, Inc.	L+14.50%	17.00% PIK		7/22/2014	12/31/2020	4,931	4,923	4,028	1.5%
American Community Homes, Inc.	L+10.00%	12.50% PIK		3/17/2016	12/31/2020	609	607	497	0.2%
American Community Homes, Inc.	L+10.00%	12.50% PIK		5/24/2017	12/31/2020	488	486	399	0.2%
American Community Homes, Inc.	L+14.50%	17.00% PIK		5/24/2017	12/31/2020	265	264	217	0.1%
American Community Homes, Inc.	L+8.00%	10.50% PIK		8/10/2018	12/31/2020	1,778	1,778	1,452	0.5%
American Community Homes, Inc.	L+8.00%	10.50% PIK		3/29/2019	12/31/2020	3,333	3,333	2,723	1.1%
						19,450	19,422	15,890	6.1%
Containers, Packaging & Glass
Summit Container Corporation (k)	L+8.00%	10.50%		12/5/2013	1/6/2021	3,259	3,269	3,029	1.2%
Summit Container Corporation (Revolver) (f) (k)	L+8.00%	10.50%		6/15/2018	1/6/2021	8,000	5,685	5,634	2.2%
						11,259	8,954	8,663	3.4%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (k)	L+10.25%	12.75% PIK		7/10/2014	12/31/2020	2,637	2,634	2,612	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	12.75% PIK		7/10/2014	12/31/2020	4,227	3,547	3,515	1.4%
						6,864	6,181	6,127	2.4%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.50% PIK		9/12/2014	9/12/2019	4,824	4,815	4,429	1.7%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+11.50%	14.00%		9/29/2017	9/12/2019	1,059	624	622	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.50% PIK		9/12/2014	9/12/2019	222	222	204	0.1%
						6,105	5,661	5,255	2.0%
Services: Business
Curion Holdings, LLC (k)	n/a	14.00% PIK		5/2/2017	5/2/2022	4,080	4,041	3,723	1.4%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK		5/2/2017	5/2/2022	462	256	250	0.1%
						4,542	4,297	3,973	1.5%
Total Non-Controlled Affiliate Senior Secured Loans						48,220	44,515	39,908	15.4%

Unitranche Secured Loans (q)
Consumer Goods: Non-Durable
Incipio, LLC (x)	L+9.06%	11.00% Cash/ 0.56% PIK	(y)	12/26/2014	5/31/2019	13,803	13,777	12,685	4.9%
Incipio, LLC (z)	L+8.50%	11.00%		3/9/2018	5/31/2019	3,613	3,613	3,599	1.4%
Incipio, LLC	L+8.50%	11.00%		7/6/2018	5/31/2019	1,535	1,535	1,529	0.6%
						18,951	18,925	17,813	6.9%
Total Non-Controlled Affiliate Unitranche Secured Loans						18,951	18,925	17,813	6.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (aa)	n/a	10.70% PIK	(n)	6/18/2018	12/31/2020	3,766	$—	$1,109	0.4%
Incipio, LLC (ab)	n/a	10.70% PIK	(n)	6/18/2018	12/31/2020	7,194	—	—	0.0%
						10,960	—	1,109	0.4%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(n)	8/17/2018	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(n)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	1,109	0.4%

Equity Securities (u)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(v)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of series C common units)	—	—	(v)	7/6/2018	—	—	—	—	0.0%
Millennial Brands LLC (10 preferred units)	—	—	(v)	5/2/2014	—	—	967	—	0.0%
Millennial Brands LLC (75,502 common units)	—	—	(v)	5/2/2014	—	—	—	—	0.0%
							967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(v)	1/6/2014	1/6/2024	—	—	—	0.0%
							—	—	0.0%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(v)	12/14/2016	—	—	27	126	0.0%
							27	126	0.0%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(v)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(v)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Total Non-Controlled Affiliate Equity Securities							994	126	0.0%
Total Non-Controlled Affiliate Company Investments							$64,435	$58,956	22.7%

Controlled Affiliate Company Investments (ac)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$31,275	$32,032	12.4%
Total Controlled Affiliate Equity Securities							31,275	32,032	12.4%
Total Controlled Affiliate Company Investments							$31,275	$32,032	12.4%

TOTAL INVESTMENTS							$606,591	$596,945	230.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$137	£106	Bannockburn Global Forex, LLC	4/1/2019	$(3)
Foreign currency forward contract	$293	£229	Bannockburn Global Forex, LLC	5/31/2019	(5)
Foreign currency forward contract	$135	£106	Bannockburn Global Forex, LLC	7/1/2019	(3)
Foreign currency forward contract	$294	£230	Bannockburn Global Forex, LLC	8/30/2019	(5)
Foreign currency forward contract	$134	£105	Bannockburn Global Forex, LLC	10/1/2019	(2)
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	11/29/2019	(5)
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	(2)
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	(5)
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	(2)
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	(2)
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	5/29/2020	(5)
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	8/28/2020	(5)
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	(5)
					$(49)

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2019 represented 230.4% of the Company’s net assets or 95.0% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $259,052 as of March 31, 2019.
(f)	All or a portion of this commitment was unfunded at March 31, 2019. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, non-qualifying assets totaled 16.10% of the Company’s total assets.
(i)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	This is an international company.
(m)	This is a demand note with no stated maturity.
(n)	This position was on non-accrual status as of March 31, 2019, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(o)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(p)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 3.44% per annum.
(q)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(r)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2019

(in thousands, except for shares and units)

(s)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	Represents less than 5% ownership of the portfolio company’s voting securities.
(u)	Ownership of certain equity investments may occur through a holding company or partnership.
(v)	Represents a non-income producing security.
(w)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(x)	A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(y)	The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.56% per annum.
(z)	A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.76%	4/24/2023	2,944	$2,891	$2,883	1.1%
Hastings Manufacturing Company (Delayed Draw) (e) (f)	L+8.25%	10.76%	4/24/2023	899	—	—	0.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	8.01%	12/18/2023	5,000	4,913	4,913	1.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (e)	L+5.50%	8.01%	12/18/2023	500	83	82	0.0%
				9,343	7,887	7,878	3.0%
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+7.50%	9.85%	2/24/2021	15,750	15,253	15,146	5.9%
HFZ Capital Group, LLC (g)	L+10.17%	12.39% Cash/ 0.17% PIK (h)	10/21/2019	18,000	17,819	18,009	7.0%
HFZ Member RB Portfolio LLC (Delayed Draw) (e) (f) (g)	L+12.00%	14.54%	10/29/2021	9,000	3,708	3,706	1.4%
Liftforward SPV II, LLC (e) (g)	L+10.75%	13.27%	11/10/2020	10,000	4,088	4,132	1.6%
PKS Holdings, LLC (g)	L+10.00%	12.35%	11/30/2022	1,755	1,605	1,675	0.6%
PKS Holdings, LLC (Revolver) (e) (g)	L+10.00%	12.35%	11/30/2022	80	—	—	0.0%
				54,585	42,473	42,668	16.5%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	8.53%	8/23/2022	6,843	6,793	6,654	2.6%
Toojay's Management LLC	L+5.50%	8.01%	10/26/2022	3,500	3,433	3,497	1.4%
Toojay's Management LLC (Delayed Draw) (e) (f)	L+5.50%	8.01%	10/26/2022	477	—	—	0.0%
Toojay's Management LLC (Revolver) (e)	L+5.50%	8.01%	10/26/2022	159	79	79	0.0%
				10,979	10,305	10,230	4.0%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+6.75%	9.26%	8/31/2023	898	881	907	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (e) (f)	L+6.75%	9.26%	8/31/2023	600	—	—	0.0%
Midwest Composite Technologies, LLC (Revolver) (e)	L+6.75%	9.26%	8/31/2023	90	—	—	0.0%
Valudor Products LLC	L+7.50%	10.01%	6/19/2023	1,604	1,575	1,600	0.6%
Valudor Products LLC (i)	L+7.50%	10.01%	6/19/2023	211	205	210	0.1%
Valudor Products LLC (Revolver) (e)	L+9.50%	12.01%	6/19/2023	818	606	607	0.2%
				4,221	3,267	3,324	1.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Construction & Building
Cali Bamboo, LLC	L+6.25%	8.76%		7/10/2020		5,264	$5,231	$5,264	2.0%
Cali Bamboo, LLC (Revolver) (e)	L+6.25%	8.76%		7/10/2020		2,165	1,689	1,689	0.7%
Construction Supply Acquisition, LLC	L+6.00%	8.62%		6/30/2023		4,791	4,767	4,779	1.8%
Cornerstone Detention Products, Inc. (j)	L+11.83%	11.01% Cash/ 3.33% PIK	(k)	4/8/2019		3,350	3,346	3,350	1.3%
Cornerstone Detention Products, Inc. (Revolver) (e)	L+8.50%	11.01%		4/8/2019		1,000	200	200	0.1%
Inland Pipe Rehabilitation LLC	L+5.50%	8.29%		12/26/2024		12,500	12,251	12,250	4.7%
Inland Pipe Rehabilitation LLC (Revolver) (e)	L+5.50%	7.87%		12/26/2024		4,118	2,305	2,259	0.9%
						33,188	29,789	29,791	11.5%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+5.75%	8.26%		10/12/2023		9,500	9,317	9,372	3.6%
Nova Wildcat Amerock, LLC (Revolver) (e)	L+5.75%	8.26%		10/12/2023		931	292	288	0.1%
Parterre Flooring & Surface Systems, LLC (l)	L+7.25%	9.76%		8/22/2022		11,250	11,076	10,879	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (e)	L+7.25%	9.76%		8/22/2022		2,400	696	671	0.3%
						24,081	21,381	21,210	8.2%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	13.01% Cash/ 2.25% PIK	(m)	12/20/2019		2,256	2,253	2,244	0.9%
Landpoint, LLC (Revolver) (e)	L+10.50%	13.01%		12/20/2019		313	274	272	0.1%
						2,569	2,527	2,516	1.0%
Environmental Industries
StormTrap, LLC	L+5.50%	8.01%		12/8/2023		8,000	7,861	7,860	3.0%
StormTrap, LLC (Revolver) (e)	L+5.50%	8.01%		12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		2,932	2,893	2,919	1.1%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		490	484	488	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (f)	L+6.50%	9.01%		4/29/2021		1,320	837	834	0.3%
Synergy Environmental Corporation (Revolver) (e)	L+6.50%	9.01%		4/29/2021		671	94	94	0.0%
						13,845	12,169	12,195	4.6%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		4,076	4,012	4,127	1.6%
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		750	738	759	0.3%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	242	242	0.1%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	165	165	0.1%
Familia Dental Group Holdings, LLC (l)	L+8.00%	10.51%		4/8/2021		5,053	5,011	5,083	2.0%
Familia Dental Group Holdings, LLC	L+8.00%	10.51%		4/8/2021		486	486	489	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	L+8.00%	10.51%		4/8/2021		573	229	229	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	226	226	226	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	8,877	8,877	8,877	3.4%
Rockdale Blackhawk, LLC	L+13.00%	15.51	%(p)	3/31/2020		10,923	10,465	8,667	3.3%
						31,844	30,451	28,864	11.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
High Tech Industries
Corbett Technology Solutions, Inc. (l)	L+7.00%	9.51%	11/8/2021	4,917	$4,868	$4,956	1.9%
Corbett Technology Solutions, Inc. (Revolver) (e)	L+7.00%	9.51%	11/8/2021	867	—	—	0.0%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	4,393	4,349	4,404	1.7%
Energy Services Group, LLC (g) (q)	L+8.42%	9.42%	5/4/2022	5,046	5,186	5,033	1.9%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	1,250	1,235	1,253	0.5%
Host Analytics, Inc.	L+6.00%	8.51%	12/28/2023	9,500	9,310	9,310	3.6%
Host Analytics, Inc. (Revolver) (e)	L+6.00%	8.51%	12/28/2023	442	—	—	0.0%
Newforma, Inc. (l)	L+5.50%	8.31%	6/30/2022	14,813	14,649	14,961	5.8%
Newforma, Inc. (Revolver) (e)	L+5.50%	8.31%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.00%	9.51%	12/12/2022	3,465	3,408	3,451	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	12/12/2022	2,329	813	809	0.3%
Prototek Sheetmetal Fabrication, LLC (Revolver) (e)	L+7.00%	9.51%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited (g) (n) (q)	L+7.50%	8.39%	11/9/2023	13,774	14,122	13,912	5.4%
RPL Bidco Limited (Delayed Draw) (e) (f) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	2,041	—	—	0.0%
RPL Bidco Limited (Revolver) (e) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	510	—	—	0.0%
WillowTree, LLC	L+5.50%	8.01%	10/9/2023	7,980	7,846	7,972	3.1%
WillowTree, LLC (Revolver) (e)	L+5.50%	8.01%	10/9/2023	1,000	480	479	0.2%
				73,810	66,266	66,540	25.7%
Hotels, Gaming & Leisure
TRG, LLC	L+12.79%	9.85% Cash/ 5.29% PIK (r)	3/31/2021	17,144	17,086	18,636	7.2%
TRG, LLC (CapEx)	L+9.50%	9.85% Cash/ 2.00% PIK	3/31/2021	1,367	1,363	1,486	0.6%
TRG, LLC (Revolver) (e)	L+9.50%	11.85%	3/31/2021	262	131	142	0.1%
				18,773	18,580	20,264	7.9%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.85%	12/22/2021	4,092	4,039	4,098	1.6%
Destination Media, Inc. (l)	L+6.50%	9.01%	4/7/2022	7,366	7,289	7,421	2.9%
Destination Media, Inc. (Revolver) (e)	L+6.50%	9.01%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	9.35%	12/22/2022	9,925	9,760	10,024	3.9%
MC Sign Lessor Corp. (Delayed Draw) (e) (f)	L+7.00%	9.35%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (e)	L+7.00%	9.35%	12/22/2022	625	—	—	0.0%
				24,633	21,088	21,543	8.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Retail
Bluestem Brands, Inc.	L+7.50%	10.03%	11/6/2020	2,436	$2,426	$1,575	0.6%
Forman Mills, Inc. (l)	L+9.50%	10.01% Cash/ 2.00% PIK	10/4/2021	8,362	8,261	8,149	3.1%
LuLu's Fashion Lounge, LLC	L+7.00%	9.52%	8/29/2022	4,531	4,426	4,606	1.8%
The Worth Collection, Ltd. (l)	L+8.50%	11.01%	9/29/2021	10,588	10,459	8,639	3.3%
Yandy Holding, LLC	L+11.00%	13.51%	9/30/2019	3,643	3,633	3,632	1.4%
Yandy Holding, LLC (Revolver) (e)	L+11.00%	13.51%	9/30/2019	907	—	—	0.0%
				30,467	29,205	26,601	10.2%
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.51%	6/30/2022	4,875	4,802	4,790	2.0%
Atlas Sign Industries of FLA, LLC (l)	L+10.50%	13.01%	5/15/2023	3,500	3,305	3,336	1.3%
Burroughs, Inc. (l)	L+7.50%	9.85%	12/22/2022	5,888	5,814	5,767	2.2%
Burroughs, Inc. (Revolver) (e)	L+7.50%	9.85%	12/22/2022	1,215	975	975	0.4%
First Call Resolution, LLC (l)	L+7.00%	9.35%	9/22/2022	4,097	4,042	4,101	1.6%
First Call Resolution, LLC	L+7.00%	9.35%	9/22/2022	10,000	9,842	10,010	3.8%
IT Global Holding LLC	L+7.00%	9.51%	11/10/2023	10,500	10,294	10,421	4.0%
IT Global Holding LLC (Revolver) (e)	L+7.00%	9.51%	11/10/2023	875	263	263	0.1%
Madison Logic, Inc. (l)	L+8.00%	10.51%	11/30/2021	9,933	9,805	9,933	3.7%
Madison Logic, Inc. (Revolver) (e)	L+8.00%	10.51%	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+6.75%	9.26%	6/5/2023	946	929	868	0.3%
RedZone Robotics, Inc. (Revolver) (e)	L+6.75%	9.26%	6/5/2023	158	—	—	0.0%
TRP Construction Group, LLC (l)	L+6.50%	9.01%	10/5/2022	7,960	7,834	7,920	3.1%
TRP Construction Group, LLC (Delayed Draw) (e) (f)	L+6.50%	9.01%	10/5/2022	7,000	5,684	5,656	2.2%
TRP Construction Group, LLC (Revolver) (e)	L+6.50%	9.01%	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	9.51%	10/4/2024	5,000	4,902	4,960	1.9%
VPS Holdings, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	10/4/2024	4,000	—	—	0.0%
VPS Holdings, LLC (Revolver) (e)	L+7.00%	9.51%	10/4/2024	1,000	100	100	0.0%
				80,068	68,591	69,100	26.6%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	8.44%	10/16/2023	2,000	1,961	1,997	0.8%
Mammoth Holdings, LLC (Delayed Draw) (e) (f)	L+6.00%	8.44%	10/16/2023	4,167	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (e)	L+6.00%	8.44%	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+6.50%	9.30%	7/1/2020	4,272	4,239	4,253	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	15.30%	7/1/2020	4,636	4,597	4,603	1.8%
PeopleConnect Intermediate, LLC (Revolver) (e)	L+9.50%	12.30%	7/1/2020	236	118	118	0.0%
				15,811	10,915	10,971	4.2%

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Services: Business
APCO Worldwide, Inc. (100 shares class A voting common stock)	—	— (x)	—	—	$395	$317	0.1%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	— (x)	5/14/2026	—	125	83	0.0%
					520	400	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK (p)	—	—	7,492	4,583	1.8%
					7,492	4,583	1.8%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	— (x)	—	—	152	146	0.1%
					152	146	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities					12,052	6,606	2.6%
Total Non-Controlled/Non-Affiliate Company Investments					$475,932	$468,720	181.1%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	12.51% PIK	7/22/2019	7,797	$7,770	$6,596	2.5%
American Community Homes, Inc.	L+14.50%	17.01% PIK	7/22/2019	4,725	4,711	3,997	1.5%
American Community Homes, Inc.	L+10.00%	12.51% PIK	7/22/2019	590	587	499	0.2%
American Community Homes, Inc.	L+10.00%	12.51% PIK	7/22/2019	473	469	400	0.2%
American Community Homes, Inc.	L+14.50%	17.01% PIK	7/22/2019	254	252	215	0.1%
American Community Homes, Inc.	L+8.00%	10.51% PIK	7/22/2019	1,710	1,710	1,446	0.6%
				15,549	15,499	13,153	5.1%
Containers, Packaging & Glass
Summit Container Corporation (l)	L+8.00%	10.51%	1/6/2021	3,259	3,269	3,034	1.2%
Summit Container Corporation (Revolver) (e) (l)	L+8.00%	10.51%	1/6/2021	8,000	6,714	6,660	2.5%
				11,259	9,983	9,694	3.7%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (l)	L+10.25%	12.76%	7/10/2019	2,598	2,592	2,598	1.0%
SHI Holdings, Inc. (Revolver) (e)	L+10.25%	12.76%	7/10/2019	4,227	3,339	3,342	1.3%
				6,825	5,931	5,940	2.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.51% PIK	9/12/2019	4,698	4,684	4,334	1.7%
Luxury Optical Holdings Co. (Delayed Draw) (e) (f)	L+11.50%	14.01%	9/12/2019	1,059	624	622	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.51% PIK	9/12/2019	217	217	200	0.1%
				5,974	5,525	5,156	2.0%

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
					$16

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $258,767 as of December 31, 2018.
(e)	All or a portion of this commitment was unfunded at December 31, 2018. As such, interest is earned only on the funded portion of this commitment.
(f)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 16.36% of the Company’s total assets.
(h)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(i)	This investment represents a note convertible to preferred shares of the borrower.
(j)	A portion of this loan (principal of $2,010) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(l)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(n)	This is an international company.
(o)	This is a demand note with no stated maturity.
(p)	This position was on non-accrual status as of December 31, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(q)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 3.29% per annum.
(s)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(t)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On September 12, 2018, the Company closed a public offering of $69,000 in aggregate principal amount of senior unsecured notes (“2023 Notes”). On March 20, 2019, the Company completed a registered direct offering of $40,000 in additional aggregate principal amount of the 2023 Notes. See Note 7 for additional information.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2019 and 2018, the Company received return of capital distributions from its preferred equity investments and its investment in LLC equity interests in SLF of zero and $9,500, respectively.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,748 and $5,172 as of March 31, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2019 and 2018 totaled $916 and $316, respectively. For the three months ended March 31, 2019 and 2018, interest income included $426 and $1,032 of accretion of loan origination fees, original issue discounts and market discounts or premiums, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. For the three months ended March 31, 2019 and 2018, interest income included $113 and $133 of unamortized discount or loan origination fees recorded as interest income upon prepayment of a loan or debt security, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2019 and 2018, interest income included $1,054 and $329 of PIK interest, respectively. For the three months ended March 31, 2019 and 2018, dividend income included $13 and $260 of PIK dividends, respectively. The Company stops accruing PIK interest or PIK dividend when it is determined that PIK interest or PIK dividend is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $16,676 and $16,802 at March 31, 2019 and December 31, 2018, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities until the definition of a sale is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. There were no partial loan sales for the periods reported.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 for additional information on the Company’s distributions.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $9,265 and $6,262, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2019 and 2018 was $433 and $281, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of March 31, 2019 and December 31, 2018, other assets on the consolidated statements of assets and liabilities included $195 and $328, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both March 31, 2019 and December 31, 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) in the Company’s consolidated statements of operations.

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

The Company does not utilize hedge accounting and as such values its foreign currency forward contracts at fair value with the unrealized gain or loss recorded in net change in unrealized gain (loss) from foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) from foreign currency forward contracts in the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three months ended March 31, 2019 and 2018, ($7) and $11, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of March 31, 2019 and December 31, 2018, receivables for excise taxes of $137 and zero, respectively, were included in other assets on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2019. The 2015 through 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019.

Recent Accounting Pronouncements

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2019		December 31, 2018
Amortized Cost:
Senior secured loans	$470,393	77.5%	$443,381	78.6%
Unitranche secured loans	71,145	11.7	60,029	10.7
Junior secured loans	20,472	3.4	20,468	3.6
LLC equity interest in SLF	31,275	5.2	27,200	4.8
Equity securities	13,306	2.2	13,046	2.3
Total	$606,591	100.0%	$564,124	100.0%

	March 31, 2019		December 31, 2018
Fair Value:
Senior secured loans	$466,300	78.1%	$439,068	79.3%
Unitranche secured loans	70,126	11.7	58,852	10.6
Junior secured loans	21,266	3.6	21,154	3.8
LLC equity interest in SLF	32,032	5.4	27,634	5.0
Equity securities	7,221	1.2	6,913	1.3
Total	$596,945	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2019		December 31, 2018
Amortized Cost:
International	$19,975	3.3%	$19,279	3.4%
Midwest	134,094	22.1	127,364	22.6
Northeast	145,828	24.0	129,417	22.9
Southeast	117,361	19.4	121,312	21.5
Southwest	57,656	9.5	52,272	9.3
West	131,677	21.7	114,480	20.3
Total	$606,591	100.0%	$564,124	100.0%

	March 31, 2019		December 31, 2018
Fair Value:
International	$20,119	3.4%	$19,205	3.5%
Midwest	130,393	21.8	124,667	22.5
Northeast	144,274	24.2	127,607	23.0
Southeast	114,832	19.2	118,161	21.3
Southwest	56,236	9.4	50,657	9.2
West	131,091	22.0	113,324	20.5
Total	$596,945	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2019		December 31, 2018
Amortized Cost:
Automotive	$7,862	1.3%	$7,887	1.4%
Banking, Finance, Insurance & Real Estate	62,899	10.4	58,088	10.3
Beverage, Food & Tobacco	16,317	2.7	16,097	2.9
Chemicals, Plastics & Rubber	15,268	2.5	15,259	2.7
Construction & Building	28,353	4.7	29,789	5.3
Consumer Goods: Durable	25,008	4.1	25,345	4.5
Consumer Goods: Non-Durable	21,867	3.6	19,864	3.5
Containers, Packaging & Glass	8,954	1.5	9,983	1.8
Energy: Oil & Gas	6,712	1.1	2,527	0.4
Environmental Industries	12,658	2.1	12,169	2.2
Healthcare & Pharmaceuticals	55,656	9.2	54,243	9.6
High Tech Industries	81,219	13.4	79,936	14.2
Hotels, Gaming & Leisure	18,720	3.1	18,780	3.3
Investment Funds & Vehicles	31,275	5.2	27,200	4.8
Media: Advertising, Printing & Publishing	20,183	3.3	21,217	3.8
Media: Broadcasting & Subscription	4,459	0.7	4,458	0.8
Media: Diversified & Production	11,099	1.8	4,957	0.9
Retail	34,796	5.7	34,817	6.1
Services: Business	95,419	15.7	73,274	13.0
Services: Consumer	20,705	3.4	20,695	3.6
Wholesale	27,162	4.5	27,539	4.9
Total	$606,591	100.0%	$564,124	100.0%

	March 31, 2019		December 31, 2018
Fair Value:
Automotive	$7,846	1.3%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	59,563	10.0	55,839	10.1
Beverage, Food & Tobacco	15,850	2.7	15,544	2.8
Chemicals, Plastics & Rubber	15,106	2.5	14,971	2.7
Construction & Building	28,640	4.8	29,791	5.4
Consumer Goods: Durable	24,979	4.2	25,212	4.5
Consumer Goods: Non-Durable	20,927	3.5	19,181	3.5
Containers, Packaging & Glass	8,663	1.5	9,694	1.8
Energy: Oil & Gas	6,749	1.1	2,516	0.4
Environmental Industries	12,790	2.1	12,195	2.2
Healthcare & Pharmaceuticals	53,984	9.0	52,769	9.5
High Tech Industries	79,911	13.4	77,954	14.1
Hotels, Gaming & Leisure	20,043	3.4	20,264	3.7
Investment Funds & Vehicles	32,032	5.4	27,634	5.0
Media: Advertising, Printing & Publishing	20,935	3.5	21,908	4.0
Media: Broadcasting & Subscription	4,472	0.7	4,483	0.8
Media: Diversified & Production	11,263	1.9	5,000	0.9
Retail	31,950	5.3	31,866	5.8
Services: Business	96,099	16.1	73,336	13.2
Services: Consumer	17,850	3.0	17,846	3.2
Wholesale	27,293	4.6	27,740	5.0
Total	$596,945	100.0%	$553,621	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (“NLV”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board of members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both March 31, 2019 and December 31, 2018, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of March 31, 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $62,550 was funded. As of December 31, 2018, SLF had $100,000 in commitments from its members (in the aggregate), of which $54,400 was funded.

As of both March 31, 2019 and December 31, 2018, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of March 31, 2019 and December 31, 2018, $31,275 and $27,200 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three months ended March 31, 2019 and 2018, the Company received dividend income of $770 and $175 from its SLF LLC equity interests, respectively.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2019 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20,000 upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170,000. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2019 and 2018, SLF incurred $46 and zero, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of March 31, 2019 and December 31, 2018, SLF had total assets at fair value of $199,433 and $177,122, respectively. As of both March 31, 2019 and December 31, 2018, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2019 and December 31, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw investments to its portfolio companies totaling $6,868 and $5,466, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Senior secured loans (1)	191,232	174,267
Weighted average current interest rate on senior secured loans (2)	7.6%	7.6%
Number of borrowers in SLF	55	50
Largest portfolio company investment (1)	6,913	6,930
Total of five largest portfolio company investments (1)	27,442	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.10%	10/28/2024	4,309	$4,330
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.10%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.25%	6/6/2025	3,275	3,259
Novaria Holding, LLC	L+4.75%	7.25%	12/19/2024	3,122	3,109
Novaria Holdings, LLC (Delayed Draw) (c) (d)	L+4.75%	7.25%	12/19/2024	1,204	—
The KEYW Corporation	L+4.50%	6.99%	5/8/2024	1,488	1,494
Trident Maritime SH, Inc.	L+5.50%	8.10%	6/4/2024	4,625	4,577
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.10%	6/4/2024	340	—
				19,043	16,769
Automotive
Innovative Aftermarket Systems	L+5.50%	8.00%	1/25/2021	1,973	1,963
Wheel Pros, LLC	L+4.75%	7.25%	4/4/2025	3,970	3,950
				5,943	5,913
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (d)	L+5.00%	7.50%	1/30/2026	4,988	4,925
Kestra Financial, Inc.	L+4.25%	6.88%	6/24/2022	3,556	3,556
Minotaur Acquisition, Inc. (d)	L+5.00%	7.50%	3/27/2026	3,000	2,964
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,895	2,870
Pivotal Payments Inc. (Delayed Draw) (c)	P+3.50%	9.00%	9/26/2025	839	564
Zenith Merger Sub, Inc.	L+5.25%	7.85%	12/13/2024	4,735	4,724
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.85%	12/13/2024	265	—
				20,278	19,603
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.00%	11/10/2022	4,867	4,816
SW Ingredients Holdings, LLC	L+4.25%	6.75%	7/3/2025	3,722	3,701
US Salt, LLC	L+4.75%	7.23%	1/16/2026	2,750	2,750
				11,339	11,267
Capital Equipment
Analogic Corporation	L+6.00%	8.50%	6/24/2024	4,975	4,856
				4,975	4,856
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.75%	4/11/2025	496	497
Peach State Labs, LLC	L+6.50%	8.99%	6/30/2021	2,843	2,823
				3,339	3,320
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	6.75%	3/28/2025	1,320	1,294
The Cook & Boardman Group, LLC	L+5.75%	8.24%	10/20/2025	2,992	2,992
				4,312	4,286
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.49%	5/1/2024	1,840	1,785
SSH Group Holdings, Inc.	L+4.25%	6.75%	7/30/2025	2,322	2,303
				4,162	4,088
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.50%	9/26/2025	2,486	2,471
				2,486	2,471
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.25%	4/3/2024	4,875	4,850
PVHC Holding Corp	L+4.75%	7.36%	8/5/2024	3,308	3,226
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.36%	8/5/2024	425	—
				8,608	8,076
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.75%	7/30/2025	4,630	4,612
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.75%	7/30/2025	16	—
				4,646	4,612
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.75%	3/17/2025	2,328	2,322
LSCS Holdings, Inc.	L+4.25%	6.85%	3/17/2025	601	599
Radiology Partners, Inc.	L+4.75%	7.37%	7/9/2025	4,975	4,994
Solara Medical Supplies, LLC	L+6.00%	8.50%	2/27/2024	5,557	5,557
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.50%	2/27/2024	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.50%	2/27/2024	714	—
				15,246	13,472
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.85%	5/24/2023	3,316	3,300
Corel Corporation	L+5.00%	7.63%	6/4/2024	3,714	3,707
Datto, Inc. (d)	L+4.25%	6.75%	4/2/2026	3,333	3,342
Gigamon, Inc.	L+4.25%	6.85%	12/27/2024	2,963	2,925
Perforce Software, Inc.	L+4.50%	7.00%	12/27/2024	1,995	1,992
TGG TS Acquisition Company	L+6.50%	9.09%	12/12/2025	4,345	4,345
				19,666	19,611
Hotel, Gaming & Leisure
Tait Tower (d)	L+5.00%	7.50%	4/2/2025	4,231	4,146
Tait Tower (Revolver) (c) (d)	L+5.00%	7.50%	4/2/2025	769	—
				5,000	4,146
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.73%	9/11/2023	4,975	4,963
Cadent, LLC (Revolver) (c)	L+5.25%	7.73%	9/11/2023	167	—
				5,142	4,963
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.00%	12/20/2024	6,913	6,887
				6,913	6,887
Services: Business
CHA Holdings, Inc.	L+4.50%	7.10%	4/10/2025	2,038	2,036
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.10%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.00%	11/5/2024	2,497	2,494
Engage2Excel, Inc.	L+6.50%	9.10%	3/7/2023	4,331	4,307
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	11.00%	3/7/2023	545	45
GI Revelation Acquisition LLC	L+5.00%	7.50%	4/16/2025	1,390	1,363
North Haven CA Holdings, Inc.	L+4.50%	7.10%	9/29/2023	4,987	4,963
Orion Business Innovation	L+4.50%	7.18%	10/21/2024	2,500	2,488
Orion Business Innovation	L+4.50%	7.17%	10/21/2024	1,931	1,921
Orion Business Innovation	L+4.50%	7.19%	10/21/2024	565	562
Output Services Group, Inc.	L+4.25%	6.75%	3/27/2024	4,952	4,593
SIRVA Worldwide, Inc.	L+5.50%	8.00%	8/4/2025	1,987	1,943
The Kleinfelder Group, Inc.	L+4.75%	7.16%	11/29/2024	2,494	2,484
				30,663	29,199
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	7.00%	12/18/2025	4,988	4,950
LegalZoom.com, Inc.	L+4.50%	6.99%	11/21/2024	2,742	2,758
WeddingWire, Inc.	L+4.50%	6.99%	12/19/2025	1,164	1,163
				8,894	8,871
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.50%	7/21/2025	1,829	1,833
Mavenir Systems, Inc.	L+6.00%	8.50%	5/8/2025	3,970	3,958
				5,799	5,791
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.75%	10/1/2025	1,746	1,745
				1,746	1,745
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.90%	12/30/2024	4,937	4,814
Halo Buyer, Inc.	L+4.50%	7.00%	6/27/2025	3,492	3,440
Halo Buyer, Inc.	L+4.50%	7.00%	6/27/2025	1,471	1,448
				9,900	9,702

TOTAL INVESTMENTS					$189,648

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of March 31, 2019. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of March 31, 2019.

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

Below is certain summarized financial information for SLF as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value	$189,648	$172,341
Cash	477	448
Restricted cash	8,742	3,838
Interest receivable	566	456
Other assets	—	39
Total assets	$199,433	$177,122
Liabilities
Revolving credit facility	$121,037	$101,060
Less: Unamortized deferred financing costs	(1,736)	(1,625)
Total debt, less unamortized deferred financing costs	119,301	99,435
Payable for open trades	15,290	21,746
Interest payable	529	457
Accounts payable and accrued expenses	248	216
Total liabilities	135,368	121,854
Members’ capital	64,065	55,268
Total liabilities and members’ capital	$199,433	$177,122

	Three months ended March 31,
	2019	2018
	(unaudited)
Investment income:
Interest income	$3,448	$780
Total investment income	3,448	780
Expenses:
Interest and other debt financing expenses	1,598	44
Organizational costs	—	6
Professional fees	176	40
Total expenses	1,774	90
Net investment income (loss)	1,674	690
Net gain (loss):
Net change in unrealized gain (loss)	512	545
Net gain (loss)	512	545
Net increase (decrease) in members’ capital	$2,186	$1,235

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of March 31, 2019 and December 31, 2018 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of March 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$466,300	$466,300
Unitranche secured loans	—	—	70,126	70,126
Junior secured loans	—	—	21,266	21,266
Equity securities	—	—	7,221	7,221
Investments measured at NAV (1) (2)	—	—	—	32,032
Total investments	$—	$—	$564,913	$596,945
Foreign currency forward contracts asset (liability)	$—	$(49)	$—	$(49)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$439,068	$439,068
Unitranche secured loans	—	—	58,852	58,852
Junior secured loans	—	—	21,154	21,154
Equity securities	—	—	6,913	6,913
Investments measured at NAV (1) (2)	—	—	—	27,634
Total investments	$—	$—	$525,987	$553,621
Foreign currency forward contracts asset (liability)	$—	$16	$—	$16

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 8.00% to 17.00% at March 31, 2019 and 7.87% to 17.01% at December 31, 2018. The maturity dates on the loans outstanding at March 31, 2019 range between May 2019 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019 and 2018:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net change in unrealized gain (loss)	142	236	108	48	534
Purchases of investments and other adjustments to cost (1)	66,757	506	4	260	67,527
Proceeds from principal payments and sales on investments (2)	(28,977)	(158)	—	—	(29,135)
Reclassifications	(10,690)	10,690	—	—	—
Balance as of March 31, 2019	$466,300	$70,126	$21,266	$7,221	$564,913

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498
Net change in unrealized gain (loss)	(3,927)	(136)	(17)	(3,008)	(7,088)
Purchases of investments and other adjustments to cost (1)	12,024	6,019	47	260	18,350
Proceeds from principal payments and sales on investments (2)	(15,856)	(202)	(1)	—	(16,059)
Reclassifications	—	—	—	—	—
Balance as of March 31, 2018	$380,115	$45,976	$38,578	$15,032	$479,701

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

The total change in unrealized gain (loss) included in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, attributable to Level 3 investments still held at March 31, 2019 and 2018, was $626 and ($6,219), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2019 and 2018.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2019 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$340,376		Discounted cash flow	EBITDA multiples	6.8	x	4.0	x	13.5	x
				Market yields	11.0%		7.5%		18.8%
Senior secured loans	57,800		Discounted cash flow	Revenue multiples	5.0	x	3.3	x	9.0	x
				Market yields	8.4%		7.1%		10.0%
Senior secured loans	17,767		Liquidation	Probability weighting of alternative outcomes	90.0%		79.6%		100.0%
Senior secured loans	15,890		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	10,760		Enterprise value	EBITDA multiples	7.5	x	7.0	x	8.3	x
Senior secured loans	8,682		Enterprise value	Revenue multiples	0.3	x	0.3	x	0.3	x
Unitranche secured loans	49,111		Discounted cash flow	EBITDA multiples	7.8	x	3.4	x	10.0	x
				Market yields	11.8%		9.3%		19.1%
Unitranche secured loans	12,991		Enterprise value	EBITDA multiples	3.5	x	3.4	x	8.5	x
Unitranche secured loans	8,024		Discounted cash flow	Revenue multiples	4.8	x	4.8	x	4.8	x
				Market yields	10.2%		10.2%		10.2%
Junior secured loans	2,292		Liquidation	Probability weighting of alternative outcomes	77.8%		77.8%		77.8%
Junior secured loans	1,109		Enterprise value	EBITDA multiples	3.4	x	3.4	x	3.4	x
Equity securities	4,583		Liquidation	Probability weighting of alterative outcomes	59.0%		59.0%		59.0%
Equity securities	1,804		Enterprise value	EBITDA multiples	7.9	x	3.4	x	12.5	x
Equity securities	662		Enterprise value	Revenue multiples	3.7	x	2.0	x	4.5	x
Total Level 3 Assets	$531,851	(1)

(1)	Excludes loans of $33,062 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2018 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$337,840		Discounted cash flow	EBITDA multiples	6.8	x	3.8	x	13.0	x
				Market yields	11.1%		7.4%		19.0%
Senior secured loans	38,183		Discounted cash flow	Revenue multiples	3.5	x	3.1	x	4.5	x
				Market yields	8.1%		7.7%		8.5%
Senior secured loans	17,770		Liquidation	Probability weighting of alternative outcomes	90.0%		79.4%		100.0%
Senior secured loans	13,153		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	10,474		Enterprise value	EBITDA multiples	7.5	x	6.5	x	8.3	x
Senior secured loans	8,639		Enterprise value	Revenue multiples	0.4	x	0.4	x	0.4	x
Unitranche secured loans	37,766		Discounted cash flow	EBITDA multiples	7.3	x	4.5	x	8.5	x
				Market yields	12.6%		10.0%		20.2%
Unitranche secured loans	13,134		Enterprise value	EBITDA multiples	4.6	x	4.5	x	8.5	x
Unitranche secured loans	7,952		Enterprise value	Revenue multiples	4.5	x	4.5	x	4.5	x
Junior secured loans	2,292		Liquidation	Probability weighting of alternative outcomes	78.5%		78.5%		78.5%
Junior secured loans	1,260		Enterprise value	EBITDA multiples	4.5	x	4.5	x	4.5	x
Equity securities	4,583		Liquidation	Probability weighting of alternative outcomes	59.0%		59.0%		59.0%
Equity securities	1,465		Enterprise value	EBITDA multiples	7.2	x	4.5	x	10.5	x
Equity securities	650		Enterprise value	Revenue multiples	3.7	x	2.0	x	4.5	x
Total Level 3 Assets	$495,161	(1)

(1)	Excludes loans of $30,826 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. As of March 31, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $24.92 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $108,651. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both March 31, 2019 and December 31, 2018, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $115,000, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2019 and 2018 were as follows:

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$249	$12	$—	$(283)	$6,574
American Community Homes, Inc.	3,997	—	—	—	206	6	—	(181)	4,028
American Community Homes, Inc.	499	—	—	—	19	1	—	(22)	497
American Community Homes, Inc.	400	—	—	—	15	2	—	(18)	399
American Community Homes, Inc.	215	—	—	—	11	1	—	(10)	217
American Community Homes, Inc.	1,446	—	—	—	68	—	—	(62)	1,452
American Community Homes, Inc.	—	—	3,333	—	—	—	—	(610)	2,723
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	3,333	—	568	22	—	(1,186)	15,890

Curion Holdings, LLC	3,592	—	—	—	127	2	—	2	3,723
Curion Holdings, LLC (Revolver)	244	—	—	—	6	—	—	—	250
Curion Holdings, LLC	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	—	—	133	2	—	2	3,973

Incipio, LLC	12,830	—	—	—	—	28	—	(173)	12,685
Incipio, LLC	3,573	—	—	—	—	—	—	26	3,599
Incipio, LLC	1,518	—	—	—	—	—	—	11	1,529
Incipio, LLC	1,260	—	—	—	—	—	—	(151)	1,109
Incipio, LLC	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	—	—	—	28	—	(287)	18,922

Luxury Optical Holdings Co.	4,334	—	—	—	126	5	—	(36)	4,429
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	—	622
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	5	—	—	(1)	204
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	131	5	—	(37)	5,255

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

SHI Holdings, Inc.	2,598	—	—	(14)	53	3	—	(28)	2,612
SHI Holdings, Inc. (Revolver)	3,342	—	136	—	71	1	—	(35)	3,515
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(181)	126
	6,247	—	136	(14)	124	4	—	(244)	6,253

Summit Container Corporation	3,034	—	—	—	—	—	—	(5)	3,029
Summit Container Corporation (Revolver)	6,660	—	8,541	(9,570)	—	—	—	3	5,634
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	8,541	(9,570)	—	—	—	(2)	8,663
Total non-controlled affiliate company investments	$57,267	$—	$12,010	$(9,584)	$956	$61	$—	$(1,754)	$58,956

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$4,075	$—	$—	$—	$—	$323	$32,032
	27,634	—	4,075	—	—	—	—	323	32,032
Total controlled affiliate company investments	$27,634	$—	$4,075	$—	$—	$—	$—	$323	$32,032

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2018
Non-controlled affiliate company investments:
American Community Homes, Inc.	$7,441	$—	$—	$(331)	$—	$11	$—	$245	$7,366
American Community Homes, Inc.	4,329	—	—	(165)	49	5	—	116	4,334
American Community Homes, Inc.	542	—	—	—	7	1	—	(1)	549
American Community Homes, Inc.	431	—	—	—	—	1	—	15	447
American Community Homes, Inc.	224	—	—	—	2	1	—	6	233
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	353	—	—	—	—	—	—	(126)	227
	13,320	—	—	(496)	58	19	—	255	13,156

Luxury Optical Holdings Co.	3,697	—	—	—	103	4	—	54	3,858
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	—	623
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	5	—	—	3	178
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	108	4	—	57	4,659

Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	550	—	—	—	—	—	—	(9)	541
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	—	—	—	—	(9)	541

Rockdale Blackhawk, LLC	10,594	—	—	—	—	54	—	39	10,687
Rockdale Blackhawk, LLC (Capex)	533	—	—	—	—	—	—	4	537
Rockdale Blackhawk, LLC (Revolver)	1,797	—	—	—	—	—	—	8	1,805
Rockdale Blackhawk, LLC (Revolver)	3,145	—	—	—	—	—	—	13	3,158
Rockdale Blackhawk, LLC (Revolver)	—	—	1,387	—	—	—	—	(34)	1,353
Rockdale Blackhawk, LLC - LLC Units (22.7% of the LLC interest) (1)	5,673	—	—	—	—	—	—	(2,331)	3,342
	21,742	—	1,387	—	—	54	—	(2,301)	20,882

SHI Holdings, Inc.	2,625	—	—	(7)	—	4	—	(4)	2,618
SHI Holdings, Inc. (Revolver)	2,226	—	328	—	—	1	—	(2)	2,553
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	(167)	619
	5,637	—	328	(7)	—	5	—	(173)	5,790

Summit Container Corporation	3,421	—	—	—	18	6	—	7	3,452
Summit Container Corporation	1,507	—	—	—	8	—	—	—	1,515
Summit Container Corporation (warrant to purchase up to 19.50% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	—	—	26	6	—	7	4,967

TPP Operating, Inc. (2)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (2)	3,373	724	63	(42)	—	—	—	(4,080)	38
TPP Operating, Inc. (2)	4,593	(724)	467	(47)	—	—	—	(679)	3,610
TPP Operating, Inc. (24 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
TPP Acquisition, Inc. (16 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	7,966	—	530	(89)	—	—	—	(4,759)	3,648
Total non-controlled affiliate company investments	$58,751	$—	$2,245	$(710)	$192	$88	$—	$(6,923)	$53,643

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$9,640	$—	$15,750	$(9,500)	$—	$—	$—	$443	$16,333
	9,640	—	15,750	(9,500)	—	—	—	443	16,333
Total controlled affiliate company investments	$9,640	$—	$15,750	$(9,500)	$—	$—	$—	$443	$16,333

(1)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the three months ended March 31, 2018. In conjunction with the follow-on investment, the Company also received an additional 4.6% of the equity in Rockdale, increasing total equity ownership to 22.7%. On July 20, 2018, the Company put back its 22.7% equity investment in Rockdale in advance of a bankruptcy filing and therefore it is no longer an affiliated investment.
(2)	In December 2017, the Company transferred 16.0% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP, which is presented as a non-controlled affiliate company investment. During the twelve months ended December 31, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, the Company realized a loss on TPP of $24,503 during the year ended December 31, 2018.

	For the three months ended March 31,
	2019			2018
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$258	$—	$—	$336	$—	$—
American Community Homes, Inc.	210	—	—	241	—	—
American Community Homes, Inc.	20	—	—	30	—	—
American Community Homes, Inc.	17	—	—	20	—	—
American Community Homes, Inc.	12	—	—	13	—	—
American Community Homes, Inc.	47	—	—	—	—	—
American Community Homes, Inc.	3	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	567	—	—	640	—	—

Curion Holdings, LLC	142	—	—	—	—	—
Curion Holdings, LLC (Revolver)	9	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Common stock)	—	—	—	—	—	—
	151	—	—	—	—	—

Incipio, LLC	426	—	—	—	—	—
Incipio, LLC	102	—	—	—	—	—
Incipio, LLC (Delayed Draw)	42	—	—	—	—	—
Incipio, LLC	—	—	—	—	—	—
Incipio, LLC	—	—	—	—	—	—
Incipio, LLC (Common stock)	—	—	—	—	—	—
	570	—	—	—	—	—

Luxury Optical Holdings Co.	129	—	—	107	—	—
Luxury Optical Holdings Co. (Delayed Draw)	22	—	—	23	—	—
Luxury Optical Holdings Co. (Revolver)	6	—	—	5	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	157	—	—	135	—	—

Millennial Brands LLC (Preferred units)	—	—	—	—	—	—
Millennial Brands LLC (Common units)	—	—	—	—	—	—
	—	—	—	—	—	—

Rockdale Blackhawk, LLC	—	—	—	452	—	—
Rockdale Blackhawk, LLC (Capex)	—	—	—	20	—	—
Rockdale Blackhawk, LLC (Revolver)	—	—	—	67	—	—
Rockdale Blackhawk, LLC (Revolver)	—	—	—	118	—	—
Rockdale Blackhawk, LLC (Revolver)	—	—	—	32	—	—
Rockdale Blackhawk, LLC (LLC interest)	—	—	—	—	—	—
	—	—	—	689	—	—

SHI Holdings, Inc.	86	—	—	82	—	—
SHI Holdings, Inc. (Revolver)	113	—	—	70	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	199	—	—	152	—	—

Summit Container Corporation	86	—	—	159	—	—
Summit Container Corporation	—	—	—	53	—	—
Summit Container Corporation (Revolver)	149	—	—	—	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	235	—	—	212	—	—

Total non-controlled affiliate company investments	$1,879	$—	$—	$1,828	$—	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$770	$—	$—	$175	$—
	—	770	—	—	175	—
Total controlled affiliate company investments	$—	$770	$—	$—	$175	$—

Note 6. Transactions with Related Parties

The Company has entered into an Investment Advisory and Management Agreement with MC Advisors, under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the three months ended March 31, 2019 and 2018 were $2,521 and $2,163, respectively.

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

The composition of the Company’s incentive fees was as follows:

	For the three months ended March 31,
	2019	2018
Part one incentive fees (1)	$1,678	$1,845
Part two incentive fees (2)	—	—
Incentive Fee Limitation	(78)	(1,084)
Incentive fees, excluding the impact of the incentive fee waiver	1,600	761
Incentive fee waiver (3)	(281)	—
Total incentive fees, net of incentive fee waiver	$1,319	$761

(1)	Based on net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains (losses) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gains (losses) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an Administration Agreement with MC Management, under which the Company reimburses MC Management (subject to the review and approval of the Board) for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2019 and 2018, the Company incurred $863 and $807, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $347 and $324, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2019 and December 31, 2018, $338 and $342, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2019 and December 31, 2018, the Company had accounts payable to members of the Board of $35 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 198% and 223%, respectively.

Revolving Credit Facility: On March 1, 2019, the Company amended and restated its revolving credit facility (as amended and restated and further amended on March 20, 2019, the “Amended Credit Agreement”) with ING Capital LLC, as agent. Among other things, the Amended Credit Agreement increased the size of the facility from $200,000 to $255,000 (with an accordion feature that permits the Company, under certain circumstances, to increase the size of the facility up to $400,000), extended the period during which the Company may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extended the final maturity date from December 14, 2020 to March 1, 2024, lowered the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at the Company’s option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in the Company’s portfolio. The Company incurred expenses of $1,751 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

As of March 31, 2019, the maximum amount the Company was able to borrow was $255,000 and this borrowing can be increased to $400,000 pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) a minimum consolidated total net assets at least equal to $175,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

47

`

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

As of March 31, 2019, the Company had U.S. dollar borrowings of $127,050 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($19,292 in U.S. dollars) under the revolving credit facility. As of December 31, 2018, the Company had U.S. dollar borrowings of $117,150 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,876 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in the Company’s consolidated statements of operations and totaled ($416) and ($442) for the three months ended March 31, 2019 and 2018, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of March 31, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.7% and 5.0%, respectively.

2023 Notes: On September 12, 2018, the Company closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69,000. Aggregate underwriters’ discounts and commissions were $2,156 and deferred financing costs were $450, resulting in net proceeds of approximately $66,394. On March 20, 2019, the Company closed a registered direct offering of 1,600,000 units of 2023 Notes at an offering price of $24.75 per unit, resulting in additional aggregate principal of $40,000 and gross proceeds of $39,600. Placement agent fees were $530 and deferred financing costs were $754, resulting in net proceeds of approximately $38,316. The 2023 Notes will mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%, commencing on October 31, 2018. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default.

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

As of both March 31, 2019 and December 31, 2018, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended March 31,
	2019	2018
Interest expense – revolving credit facility	$1,895	$1,557
Interest expense – 2023 Notes	1,056	—
Interest expense – SBA debentures	970	868
Amortization of deferred financing costs	433	281
Total interest and other debt financing expenses	$4,354	$2,706
Average outstanding balance	$338,741	$237,017
Average stated interest rate	4.7%	4.1%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2019 and December 31, 2018, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) from foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) from foreign currency forward contracts in the accompanying consolidated statements of operations.

 Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£106	4/1/2019	$—	$(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	—	(3)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Total	£2,235		$—	$(49)

	As of December 31, 2018
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£107	1/2/2019	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£228	2/28/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	4/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	2	—	Unrealized gain on foreign currency forward contracts
Total	£2,570		$16	$—

For the three months ended March 31, 2019 and 2018, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($65) and zero, respectively. For the three months ended March 31, 2019 and 2018, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($8) and zero, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
Total distributions declared			$0.35	$7,156	—	$—	27,498	$342

Three months ended March 31, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
Total distributions declared			$0.35	$7,084	—	$—	23,908	$301

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into its current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). There were no stock issuances during the three months ended March 31, 2019 and 2018.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2019 and December 31, 2018, the Company had $57,551 and $56,041, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had unfunded commitments of $18,725 and $22,800, respectively, to SLF, as of March 31, 2019 and December 31, 2018 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Per share data:
Net asset value at beginning of period	$12.66	$13.77
Net investment income (1)	0.35	0.42
Net gain (loss) (1)	0.01	(0.35)
Net increase in net assets from operations (1)	0.36	0.07
Stockholder distributions — income (2)	(0.35)	(0.35)
Net asset value at end of period	$12.67	$13.49
Net assets at end of period	$259,052	$273,005
Shares outstanding at end of period	20,444,564	20,239,957
Per share market value at end of period	$12.14	$12.30
Total return based on market value (3)	30.02%	(8.06)%
Total return based on average net asset value (4)	2.87%	0.50%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	12.64%	13.29%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5) (6)	12.67%	8.70%
Portfolio turnover (7)	5.06%	5.16%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2019 and 2018, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three months ended March 31, 2019 and 2018. These ratios have been annualized unless otherwise noted.

	March 31, 2019	March 31, 2018
Ratio of interest and other debt financing expenses to average net assets	6.82%	3.98%
Ratio of total expenses (without incentive fees) to average net assets	12.16%	8.42%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (not annualized) (8)	0.51%	0.28%

(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.11% and zero for three months ended March 31, 2019 and 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2019. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

 We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2019, our portfolio included approximately 78.1% senior secured debt, 11.7% unitranche secured debt, 3.6% junior secured debt and 6.6% equity securities, compared to December 31, 2018, when our portfolio included approximately 79.3% senior secured debt, 10.6% unitranche secured debt, 3.8% junior secured debt and 6.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On September 12, 2018, we closed a public offering of $69.0 million in aggregate principal amount of senior unsecured notes (“2023 Notes”). On March 20, 2019, we completed a registered direct offering of $40.0 million in additional aggregate principal amount of our 2023 Notes. See “2023 Notes” below for more information.

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investment based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income are recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

Portfolio and Investment Activity

During the three months ended March 31, 2019, we invested $36.2 million in eight new portfolio companies and $33.9 million in 21 existing portfolio companies and had $29.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $41.0 million for the period.

During the three months ended March 31, 2018, we invested $4.9 million in one new portfolio company and $27.6 million in 12 existing portfolio companies and had $25.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $6.9 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2019		December 31, 2018
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.0%	10.0%	10.2%	10.2%
Unitranche secured loans	10.4	10.7	10.3	10.8
Junior secured loans	10.0	10.0	9.0	9.0
Preferred equity securities	0.5	0.5	0.5	0.5
Total	9.9%	10.0%	10.0%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 6.0% for junior secured loans and 9.7% in total as of March 31, 2019. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 6.0% for junior secured loans and 9.7% in total as of March 31, 2019. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of the investment portfolio (in thousands):

	March 31, 2019		December 31, 2018
Fair Value:
Senior secured loans	$466,300	78.1%	$439,068	79.3%
Unitranche secured loans	70,126	11.7	58,852	10.6
Junior secured loans	21,266	3.6	21,154	3.8
LLC equity interest in SLF	32,032	5.4	27,634	5.0
Equity securities	7,221	1.2	6,913	1.3
Total	$596,945	100.0%	$553,621	100.0%

Our portfolio composition remained relatively consistent with December 31, 2018. The overall decrease in contractual and effective yields on the portfolio during the three months ended March 31, 2019 was primarily attributed to general decreases in LIBOR combined with market spread compression, as new portfolio investments were at a slightly lower average spread than the average spread in the existing portfolio.

The following table shows the portfolio composition by industry grouping at fair value (in thousands):

	March 31, 2019		December 31, 2018
Fair Value:
Automotive	$7,846	1.3%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	59,563	10.0	55,839	10.1
Beverage, Food & Tobacco	15,850	2.7	15,544	2.8
Chemicals, Plastics & Rubber	15,106	2.5	14,971	2.7
Construction & Building	28,640	4.8	29,791	5.4
Consumer Goods: Durable	24,979	4.2	25,212	4.5
Consumer Goods: Non-Durable	20,927	3.5	19,181	3.5
Containers, Packaging & Glass	8,663	1.5	9,694	1.8
Energy: Oil & Gas	6,749	1.1	2,516	0.4
Environmental Industries	12,790	2.1	12,195	2.2
Healthcare & Pharmaceuticals	53,984	9.0	52,769	9.5
High Tech Industries	79,911	13.4	77,954	14.1
Hotels, Gaming & Leisure	20,043	3.4	20,264	3.7
Investment Funds & Vehicles	32,032	5.4	27,634	5.0
Media: Advertising, Printing & Publishing	20,935	3.5	21,908	4.0
Media: Broadcasting & Subscription	4,472	0.7	4,483	0.8
Media: Diversified & Production	11,263	1.9	5,000	0.9
Retail	31,950	5.3	31,866	5.8
Services: Business	96,099	16.1	73,336	13.2
Services: Consumer	17,850	3.0	17,846	3.2
Wholesale	27,293	4.6	27,740	5.0
Total	$596,945	100.0%	$553,621	100.0%

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

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due).

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of March 31, 2019 (in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	493,833	82.7
3	60,579	10.2
4	42,533	7.1
5	—	—
Total	$596,945	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale as of December 31, 2018 (in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	452,549	81.8
3	57,741	10.4
4	43,331	7.8
5	—	—
Total	$553,621	100.0%

As of March 31, 2019, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion Holdings, LLC (“Curion”) promissory notes, Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) third lien tranches, Millennial Brands LLC (“Millennial”), and Rockdale Blackhawk, LLC (“Rockdale”) pre-petition debt), and these investments totaled $16.7 million in fair value, or 2.8% of our total investments at fair value. As of December 31, 2018, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion promissory notes, ECA, Incipio third lien tranches, Millennial, and Rockdale pre-petition debt), and these investments totaled $16.8 million in fair value, or 3.0% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Total investment income	$16,159	$14,950
Total expenses, net of incentive fee waiver	9,085	6,485
Net investment income	7,074	8,465
Net realized gain (loss) on foreign currency forward contracts	(8)	—
Net realized gain (loss) on foreign currency and other transactions	(1)	12
Net realized gain (loss)	(9)	12
Net change in unrealized gain (loss) on investments	857	(6,645)
Net change in unrealized gain (loss) on foreign currency forward contracts	(65)	—
Net change in unrealized gain (loss) on foreign currency and other transactions	(416)	(442)
Net change in unrealized gain (loss)	376	(7,087)
Net increase (decrease) in net assets resulting from operations	$7,441	$1,390

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Interest income	$13,214	$12,297
Payment-in-kind interest income	1,054	329
Dividend income	783	435
Fee income	569	724
Prepayment gain (loss)	113	133
Accretion of discounts and amortization of premium	426	1,032
Total investment income	$16,159	$14,950

The increase in investment income of $1.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, is primarily due to an increase in average outstanding loan balances and an increase in dividend income from our investment in SLF, partially offset by a decrease in fee income and a decline in effective rate on the portfolio as compared to the prior year period.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Interest and other debt financing expenses	$4,354	$2,706
Base management fees	2,521	2,163
Incentive fees, net of incentive fee waiver (1)	1,319	761
Professional fees	289	307
Administrative service fees	347	324
General and administrative expenses	227	176
Excise taxes	(7)	11
Directors’ fees	35	37
Total expenses, net of incentive fee waiver	$9,085	$6,485

(1)	During the three months ended March 31, 2019 and 2018, MC Advisors waived part one incentive fees (based on net investment income) of $281 thousand and zero, respectively. Incentive fees during the three months ended March 31, 2019 and 2018 were limited by $78 thousand and $1,084 thousand, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Interest expense – revolving credit facility	$1,895	$1,557
Interest expense – 2023 Notes	1,056	—
Interest expense – SBA debentures	970	868
Amortization of deferred financing costs	433	281
Total interest and other debt financing expenses	$4,354	$2,706
Average outstanding balance	$338,741	$237,017
Average stated interest rate	4.7%	4.1%

The increase in expenses of $2.6 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, is primarily due to an increase in interest expense as a result of additional borrowings (primarily the 2023 Notes) to support the larger average portfolio size and by an increase in incentive fees due to a reduction of the Incentive Fee Limitation during the three months ended March 31, 2019.

Net Realized Gain (Loss)

During both the three months ended March 31, 2019 and 2018, we had no sales or dispositions of investments, resulting in no net realized gains (losses) on investments.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2019 and 2018, we had ($8) thousand and zero of net realized gains (losses) on foreign currency forward contracts, respectively. During the three months ended March 31, 2019 and 2018, we had ($1) thousand and $12 thousand of net realized gains (losses) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2019 and 2018, our investments had $0.9 million and ($6.6) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. Tightening of credit spreads contributed to the net unrealized mark-to-market gains on the portfolio during the three months ended March 31, 2019.

For the three months ended March 31, 2019 and 2018, our foreign currency forward contracts had ($65) thousand and zero of net change in unrealized gain (loss), respectively. For the three months ended March 31, 2019 and 2018, our foreign currency borrowings had ($0.4) million and ($0.4) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2019 and 2018, the net increase (decrease) in net assets from operations was $7.4 million and $1.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2019 and 2018, our per share net increase (decrease) in net assets resulting from operations was $0.36 and $0.07, respectively. The $6.0 million increase during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, is primarily the result of relatively stable portfolio valuations during the three months ended March 31, 2019 as compared with the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $4.7 million in cash, $17.3 million in cash at MRCC SBIC, $146.3 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $108.7 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the three months ended March 31, 2019 and 2018, we experienced a net increase in cash and restricted cash of $4.3 million and $3.0 million, respectively. For the three months ended March 31, 2019, operating activities used $35.0 million, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments. For the three months ended March 31, 2018, operating activities used $1.2 million, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments. During the three months ended March 31, 2019, we generated $39.3 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders. During the three months ended March 31, 2018, we generated $4.2 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 20, 2018 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both March 31, 2019 and December 31, 2018, we had 20,444,564 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding was 198% and 223%, respectively.

Stock Issuances: On May 12, 2017, we entered into our current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). There were no stock issuances during the three months ended March 31, 2019 and 2018.

Borrowings

Revolving Credit Facility: On March 1, 2019, we amended and restated our revolving credit facility (as amended and restated and further amended on March 20, 2019, the “Amended Credit Agreement”) with ING Capital LLC, as agent. Among other things, the Amended Credit Agreement increased the size of the facility from $200.0 million to $255.0 million (with an accordion feature that permits us, under certain circumstances, to increase the size of the facility up to $400.0 million), extended the period during which we may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extended the final maturity date from December 14, 2020 to March 1, 2024, lowered the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at the Company’s option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in our portfolio. We incurred expenses of $1.8 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

As of March 31, 2019, the maximum amount we are able to borrow was $255.0 million and this borrowing can be increased to $400.0 million pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. We may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) a minimum consolidated total net assets at least equal to $175.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

As of March 31, 2019, we had U.S. dollar borrowings of $127.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($19.3 million in U.S. dollars) under the revolving credit facility. As of December 31, 2018, we had U.S. dollar borrowings of $117.1 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.9 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in our consolidated statements of operations and totaled ($0.4) million and ($0.4) million for the three months ended March 31, 2019 and 2018, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of March 31, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.7% and 5.0%, respectively.

2023 Notes: On September 12, 2018, we closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69.0 million. Aggregate underwriter’s discounts and commissions were $2.2 million and deferred financing costs were $0.4 million, resulting in net proceeds of approximately $66.4 million. On March 20, 2019, we closed a registered direct offering of 1,600,000 units of 2023 Notes at an offering price of $24.75 per unit, resulting in additional aggregate principal of $40.0 million and gross proceeds of $39.6 million. Placement agent fees were $0.5 million and deferred financing costs were $0.8 million, resulting in net proceeds of approximately $38.3 million. The 2023 Notes mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%, commencing on October 31, 2018. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default.

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

As of both March 31, 2019 and December 31, 2018, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Distribution Policy

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2019 and 2018, totaled $7.2 million ($0.35 per share) and $7.1 million ($0.35 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2019 and 2018, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

 SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both March 31, 2019 and December 31, 2018, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of March 31, 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $62.6 million was funded. As of December 31, 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $54.4 million was funded.

As of both March 31, 2019 and December 31, 2018, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of March 31, 2019 and December 31, 2018, $31.3 million and $27.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three months ended March 31, 2019 and 2018, we received $0.8 million and $0.2 million of dividend income from our SLF LLC equity interests, respectively.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2019 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20.0 million upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170.0 million. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2019 and 2018, SLF incurred $46 thousand and zero respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of March 31, 2019 and December 31, 2018, SLF had total assets at fair value of $199.4 million and $177.1 million, respectively. As of both March 31, 2019 and December 31, 2018, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2019 and December 31, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw loans to its portfolio companies totaling $6.9 million and $5.5 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Senior secured loans (1)	191,232	174,267
Weighted average current interest rate on senior secured loans (2)	7.6%	7.6%
Number of borrowers in SLF	55	50
Largest portfolio company investment (1)	6,913	6,930
Total of five largest portfolio company investments (1)	27,442	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.10%	10/28/2024	4,309	$4,330
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.10%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.25%	6/6/2025	3,275	3,259
Novaria Holding, LLC	L+4.75%	7.25%	12/19/2024	3,122	3,109
Novaria Holdings, LLC (Delayed Draw) (c) (d)	L+4.75%	7.25%	12/19/2024	1,204	—
The KEYW Corporation	L+4.50%	6.99%	5/8/2024	1,488	1,494
Trident Maritime SH, Inc.	L+5.50%	8.10%	6/4/2024	4,625	4,577
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.10%	6/4/2024	340	—
				19,043	16,769
Automotive
Innovative Aftermarket Systems	L+5.50%	8.00%	1/25/2021	1,973	1,963
Wheel Pros, LLC	L+4.75%	7.25%	4/4/2025	3,970	3,950
				5,943	5,913
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (d)	L+5.00%	7.50%	1/30/2026	4,988	4,925
Kestra Financial, Inc.	L+4.25%	6.88%	6/24/2022	3,556	3,556
Minotaur Acquisition, Inc. (d)	L+5.00%	7.50%	3/27/2026	3,000	2,964
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,895	2,870
Pivotal Payments Inc. (Delayed Draw) (c)	P+3.50%	9.00%	9/26/2025	839	564
Zenith Merger Sub, Inc.	L+5.25%	7.85%	12/13/2024	4,735	4,724
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.85%	12/13/2024	265	—
				20,278	19,603
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.00%	11/10/2022	4,867	4,816
SW Ingredients Holdings, LLC	L+4.25%	6.75%	7/3/2025	3,722	3,701
US Salt, LLC	L+4.75%	7.23%	1/16/2026	2,750	2,750
				11,339	11,267
Capital Equipment
Analogic Corporation	L+6.00%	8.50%	6/24/2024	4,975	4,856
				4,975	4,856
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.75%	4/11/2025	496	497
Peach State Labs, LLC	L+6.50%	8.99%	6/30/2021	2,843	2,823
				3,339	3,320
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	6.75%	3/28/2025	1,320	1,294
The Cook & Boardman Group, LLC	L+5.75%	8.24%	10/20/2025	2,992	2,992
				4,312	4,286
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.49%	5/1/2024	1,840	1,785
SSH Group Holdings, Inc.	L+4.25%	6.75%	7/30/2025	2,322	2,303
				4,162	4,088
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.50%	9/26/2025	2,486	2,471
				2,486	2,471
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.25%	4/3/2024	4,875	4,850
PVHC Holding Corp	L+4.75%	7.36%	8/5/2024	3,308	3,226
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.36%	8/5/2024	425	—
				8,608	8,076
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.75%	7/30/2025	4,630	4,612
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.75%	7/30/2025	16	—
				4,646	4,612
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.75%	3/17/2025	2,328	2,322
LSCS Holdings, Inc.	L+4.25%	6.85%	3/17/2025	601	599
Radiology Partners, Inc.	L+4.75%	7.37%	7/9/2025	4,975	4,994
Solara Medical Supplies, LLC	L+6.00%	8.50%	2/27/2024	5,557	5,557
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.50%	2/27/2024	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.50%	2/27/2024	714	—
				15,246	13,472
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.85%	5/24/2023	3,316	3,300
Corel Corporation	L+5.00%	7.63%	6/4/2024	3,714	3,707
Datto, Inc. (d)	L+4.25%	6.75%	4/2/2026	3,333	3,342
Gigamon, Inc.	L+4.25%	6.85%	12/27/2024	2,963	2,925
Perforce Software, Inc.	L+4.50%	7.00%	12/27/2024	1,995	1,992
TGG TS Acquisition Company	L+6.50%	9.09%	12/12/2025	4,345	4,345
				19,666	19,611
Hotel, Gaming & Leisure
Tait Tower (d)	L+5.00%	7.50%	4/2/2025	4,231	4,146
Tait Tower (Revolver) (c) (d)	L+5.00%	7.50%	4/2/2025	769	—
				5,000	4,146
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.73%	9/11/2023	4,975	4,963
Cadent, LLC (Revolver) (c)	L+5.25%	7.73%	9/11/2023	167	—
				5,142	4,963
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.00%	12/20/2024	6,913	6,887
				6,913	6,887
Services: Business
CHA Holdings, Inc.	L+4.50%	7.10%	4/10/2025	2,038	2,036
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.10%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.00%	11/5/2024	2,497	2,494
Engage2Excel, Inc.	L+6.50%	9.10%	3/7/2023	4,331	4,307
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	11.00%	3/7/2023	545	45
GI Revelation Acquisition LLC	L+5.00%	7.50%	4/16/2025	1,390	1,363
North Haven CA Holdings, Inc.	L+4.50%	7.10%	9/29/2023	4,987	4,963
Orion Business Innovation	L+4.50%	7.18%	10/21/2024	2,500	2,488
Orion Business Innovation	L+4.50%	7.17%	10/21/2024	1,931	1,921
Orion Business Innovation	L+4.50%	7.19%	10/21/2024	565	562
Output Services Group, Inc.	L+4.25%	6.75%	3/27/2024	4,952	4,593
SIRVA Worldwide, Inc.	L+5.50%	8.00%	8/4/2025	1,987	1,943
The Kleinfelder Group, Inc.	L+4.75%	7.16%	11/29/2024	2,494	2,484
				30,663	29,199
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	7.00%	12/18/2025	4,988	4,950
LegalZoom.com, Inc.	L+4.50%	6.99%	11/21/2024	2,742	2,758
WeddingWire, Inc.	L+4.50%	6.99%	12/19/2025	1,164	1,163
				8,894	8,871
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.50%	7/21/2025	1,829	1,833
Mavenir Systems, Inc.	L+6.00%	8.50%	5/8/2025	3,970	3,958
				5,799	5,791
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.75%	10/1/2025	1,746	1,745
				1,746	1,745
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.90%	12/30/2024	4,937	4,814
Halo Buyer, Inc.	L+4.50%	7.00%	6/27/2025	3,492	3,440
Halo Buyer, Inc.	L+4.50%	7.00%	6/27/2025	1,471	1,448
				9,900	9,702

TOTAL INVESTMENTS					$189,648

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of March 31, 2019. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of March 31, 2019.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

 (in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holding, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel Corporation (d)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orion Business Innovation	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orion Business Innovation (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2018. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2018.

Below is certain summarized financial information for SLF as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value	$189,648	$172,341
Cash	477	448
Restricted cash	8,742	3,838
Interest receivable	566	456
Other assets	—	39
Total assets	$199,433	$177,122
Liabilities
Revolving credit facility	$121,037	$101,060
Less: Unamortized deferred financing costs	(1,736)	(1,625)
Total debt, less unamortized deferred financing costs	119,301	99,435
Payable for open trades	15,290	21,746
Interest payable	529	457
Accounts payable and accrued expenses	248	216
Total liabilities	135,368	121,854
Members’ capital	64,065	55,268
Total liabilities and members’ capital	$199,433	$177,122

	Three months ended March 31,
	2019	2018
	(unaudited)
Investment income:
Interest income	$3,448	$780
Total investment income	3,448	780
Expenses:
Interest and other debt financing expenses	1,598	44
Organizational costs	—	6
Professional fees	176	40
Total expenses	1,774	90
Net investment income (loss)	1,674	690
Net gain (loss):
Net change in unrealized gain (loss)	512	545
Net gain (loss)	512	545
Net increase (decrease) in members’ capital	$2,186	$1,235

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components — a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies — Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an Administration Agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources — MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2019, and December 31, 2018, we had outstanding commitments to fund investments, excluding investments in SLF, totaling $57.6 million and $56.0 million, respectively. As of March 31, 2019, and December 31, 2018, we had unfunded commitments to SLF of $18.7 million and $22.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which could result in lower yields and weaker financial covenants for new assets.

Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues including changes in bank regulations for middle-market banks has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Recent capital raises in the BDC and investment company marketplace have created increased competition; however, we believe that current market conditions may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from LLC and LP investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

During each of the three months ended March 31, 2019 and 2018, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

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

Assuming that the consolidated statement of financial condition as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(1,339)	$(366)	$(973)
Up 100 basis points	5,244	1,463	3,781
Up 200 basis points	10,653	2,927	7,726
Up 300 basis points	16,061	4,390	11,671

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of March 31, 2019, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($19.3 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of March 31, 2019 we had foreign currency forward contracts in place for £2.2 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 7, 2019	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 7, 2019	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

