Form 10-Q
period 2019-06-30
MONROE CAPITAL Corp
filed 2019-08-06
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$533,779	$468,720
Non-controlled affiliate company investments	61,081	57,267
Controlled affiliate company investments	35,944	27,634
Total investments, at fair value (amortized cost of: $644,141 and $564,124, respectively)	630,804	553,621
Cash	2,985	3,744
Restricted cash	23,884	13,982
Unrealized gain on foreign currency forward contracts	23	16
Interest receivable	10,330	7,774
Other assets	537	692
Total assets	668,563	579,829

LIABILITIES
Debt:
Revolving credit facility	188,640	136,026
2023 Notes	109,000	69,000
SBA debentures payable	115,000	115,000
Total debt	412,640	320,026
Less: Unamortized deferred financing costs	(8,797)	(6,262)
Total debt, less unamortized deferred financing costs	403,843	313,764
Interest payable	2,681	2,550
Management fees payable	2,723	2,318
Incentive fees payable	883	—
Accounts payable and accrued expenses	2,545	2,430
Total liabilities	412,675	321,062
Net assets	$255,888	$258,767

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,445 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,911	288,911
Accumulated undistributed (overdistributed) earnings	(33,043)	(30,164)
Total net assets	$255,888	$258,767

Net asset value per share	$12.52	$12.66

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$13,743	$11,662	$26,573	$23,488
Payment-in-kind interest income	115	126	213	263
Dividend income	13	265	26	525
Fee income	60	583	629	1,307
Total investment income from non-controlled/non-affiliate company investments	13,931	12,636	27,441	25,583
Non-controlled affiliate company investments:
Interest income	767	1,550	1,690	3,186
Payment-in-kind interest income	1,146	201	2,102	393
Fee income	—	83	—	83
Total investment income from non-controlled affiliate company investments	1,913	1,834	3,792	3,662
Controlled affiliate company investments:
Dividend income	875	350	1,645	525
Total investment income from controlled affiliate company investments	875	350	1,645	525
Total investment income	16,719	14,820	32,878	29,770

Operating expenses:
Interest and other debt financing expenses	5,107	2,836	9,461	5,542
Base management fees	2,723	2,202	5,244	4,365
Incentive fees	1,168	990	2,768	1,751
Professional fees	272	302	561	609
Administrative service fees	319	322	666	646
General and administrative expenses	285	225	512	401
Excise taxes	17	—	10	11
Directors' fees	40	37	75	74
Expenses before incentive fee waiver	9,931	6,914	19,297	13,399
Incentive fee waiver	(285)	—	(566)	—
Total expenses, net of incentive fee waiver	9,646	6,914	18,731	13,399
Net investment income	7,073	7,906	14,147	16,371

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	35	—	35	—
Foreign currency forward contracts	2	—	(6)	—
Foreign currency and other transactions	(1)	(9)	(2)	3
Net realized gain (loss)	36	(9)	27	3

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,749)	(515)	(461)	(680)
Non-controlled affiliate company investments	(1,054)	(4,157)	(2,808)	(11,080)
Controlled affiliate company investments	112	260	435	703
Foreign currency forward contracts	72	—	7	—
Foreign currency and other transactions	502	795	86	353
Net change in unrealized gain (loss)	(3,117)	(3,617)	(2,741)	(10,704)

Net gain (loss)	(3,081)	(3,626)	(2,714)	(10,701)

Net increase (decrease) in net assets resulting from operations	$3,992	$4,280	$11,433	$5,670

Per common share data:
Net investment income per share - basic and diluted	$0.35	$0.39	$0.69	$0.81
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.20	$0.21	$0.56	$0.28
Weighted average common shares outstanding - basic and diluted	20,445	20,244	20,445	20,242

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at March 31, 2018	20,240	$20	$286,141	$(13,156)	$273,005
Net investment income	—	—	—	7,906	7,906
Net realized gain (loss)	—	—	—	(9)	(9)
Net change in unrealized gain (loss)	—	—	—	(3,617)	(3,617)
Issuance of common stock, net of offering and underwriting costs	17	—	209	—	209
Distributions to stockholders	22	—	301	(7,087)	(6,786)
Balances at June 30, 2018	20,279	$20	$286,651	$(15,963)	$270,708

Balances at March 31, 2019	20,445	$20	$288,911	$(29,879)	$259,052
Net investment income	—	—	—	7,073	7,073
Net realized gain (loss)	—	—	—	36	36
Net change in unrealized gain (loss)	—	—	—	(3,117)	(3,117)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at June 30, 2019	20,445	$20	$288,911	$(33,043)	$255,888

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2017	20,240	$20	$286,141	$(7,462)	$278,699
Net investment income	—	—	—	16,371	16,371
Net realized gain (loss)	—	—	—	3	3
Net change in unrealized gain (loss)	—	—	—	(10,704)	(10,704)
Issuance of common stock, net of offering and underwriting costs	17	—	209	—	209
Distributions to stockholders	22	—	301	(14,171)	(13,870)
Balances at June 30, 2018	20,279	$20	$286,651	$(15,963)	$270,708

Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	14,147	14,147
Net realized gain (loss)	—	—	—	27	27
Net change in unrealized gain (loss)	—	—	—	(2,741)	(2,741)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(14,312)	(14,312)
Balances at June 30, 2019	20,445	$20	$288,911	$(33,043)	$255,888

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,433	$5,670
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(35)	—
Net realized (gain) loss on foreign currency forward contracts	6	—
Net realized (gain) loss on foreign currency and other transactions	2	(3)
Net change in unrealized (gain) loss on investments	2,834	11,057
Net change in unrealized (gain) loss on foreign currency forward contracts	(7)	—
Net change in unrealized (gain) loss on foreign currency and other transactions	(86)	(353)
Payment-in-kind interest income	(2,315)	(656)
Payment-in-kind dividend income	—	(522)
Net accretion of discounts and amortization of premiums	(819)	(1,556)
Proceeds from principal payments, sales of investments and settlement of forward contracts	53,797	60,368
Purchases of investments	(130,651)	(72,788)
Amortization of deferred financing costs	901	596
Changes in operating assets and liabilities:
Interest receivable	(2,556)	(1,904)
Other assets	155	(338)
Interest payable	131	122
Management fees payable	405	138
Incentive fees payable	883	(167)
Accounts payable and accrued expenses	115	(23)
Net cash provided by (used in) operating activities	(65,807)	(359)

Cash flows from financing activities:
Borrowings on revolving credit facility	264,450	67,107
Repayments of revolving credit facility	(211,750)	(58,350)
Proceeds from 2023 Notes	40,000	—
SBA debentures borrowings	—	5,480
Payments of deferred financing costs	(3,436)	(388)
Proceeds from shares sold, net of offering and underwriting costs	—	209
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $301, respectively	(14,312)	(13,870)
Net cash provided by (used in) financing activities	74,952	188

Net increase (decrease) in Cash and Restricted Cash	9,145	(171)
Effect of foreign currency exchange rates	(2)	3
Cash and Restricted Cash, beginning of period	17,726	7,199
Cash and Restricted Cash, end of period	$26,869	$7,031

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$8,391	$4,786
Cash paid (refunded) for excise taxes during the period	$(13)	$91

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	June 30, 2019	December 31, 2018
Cash	$2,985	$3,744
Restricted cash	23,884	13,982
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$26,869	$17,726

	June 30, 2018	December 31, 2017
Cash	$2,779	$4,332
Restricted cash	4,252	2,867
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$7,031	$7,199

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+ 8.25%	10.65%	4/24/2018	4/24/2023	2,888	$2,840	$2,720	1.1%
Magneto & Diesel Acquisition, Inc.	L+ 5.50%	7.90%	12/18/2018	12/18/2023	4,975	4,895	5,007	1.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+ 5.50%	7.90%	12/18/2018	12/18/2023	500	—	—	0.0%
					8,363	7,735	7,727	3.0%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (g) (h)	L+ 8.50%	10.90%	4/15/2019	4/14/2023	5,252	5,189	5,270	2.0%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+ 7.50%	9.94%	2/24/2017	2/24/2022	18,900	16,533	16,541	6.5%
HFZ Capital Group, LLC (h)	L+ 10.17%	12.59% Cash/ 0.17% PIK (i)	10/20/2017	10/21/2019	18,000	17,930	18,000	7.0%
HFZ Member RB Portfolio LLC (Delayed Draw) (f) (g) (h)	L+ 12.00%	14.59%	10/30/2018	10/29/2021	9,000	5,164	5,156	2.0%
Liftforward SPV II, LLC (f) (g) (h)	L+ 10.75%	13.15%	11/10/2016	11/10/2020	10,000	3,994	4,021	1.6%
PKS Holdings, LLC (h)	L+ 10.50%	12.94%	11/30/2017	11/30/2022	1,710	1,568	1,694	0.7%
PKS Holdings, LLC (Revolver) (f) (h)	L+ 10.50%	12.94%	11/30/2017	11/30/2022	80	—	—	0.0%
					62,942	50,378	50,682	19.8%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+ 6.00%	8.53%	8/19/2016	8/23/2022	6,808	6,764	6,671	2.6%
Toojay's Management LLC	L+ 5.50%	7.90%	10/26/2018	10/26/2022	3,483	3,423	3,474	1.4%
Toojay's Management LLC	L+ 5.50%	7.90%	10/26/2018	10/26/2022	477	477	476	0.2%
Toojay's Management LLC (Revolver) (f)	L+ 5.50%	7.90%	10/26/2018	10/26/2022	159	80	79	0.0%
					10,927	10,744	10,700	4.2%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+ 6.25%	8.65%	8/31/2018	8/31/2023	893	878	911	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+ 6.25%	8.65%	8/31/2018	8/31/2023	600	60	61	0.0%
Midwest Composite Technologies, LLC (Revolver) (f)	L+ 6.25%	8.65%	8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products, LLC	L+ 7.50%	9.90%	6/18/2018	6/19/2023	1,584	1,557	1,562	0.6%
Valudor Products, LLC (j)	L+ 7.50%	9.90%	6/18/2018	6/19/2023	211	206	208	0.1%
Valudor Products, LLC (Revolver) (f)	L+ 9.50%	11.90%	6/18/2018	6/19/2023	818	336	333	0.1%
					4,196	3,037	3,075	1.2%
Construction & Building
Cali Bamboo, LLC	L+ 7.00%	9.40%	7/10/2015	7/10/2020	7,896	7,836	7,896	3.1%
Cali Bamboo, LLC (Revolver) (f)	L+ 7.00%	9.40%	7/10/2015	7/10/2020	2,165	—	—	0.0%
Construction Supply Acquisition, LLC	L+ 6.00%	8.41%	11/27/2018	6/30/2023	4,509	4,489	4,498	1.8%
Dude Solutions Holdings, Inc.	L+ 7.00%	9.40%	6/14/2019	6/13/2025	10,000	9,777	9,775	3.8%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+ 7.00%	9.40%	6/14/2019	6/13/2025	1,304	365	357	0.1%
					25,874	22,467	22,526	8.8%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+ 5.75%	8.15%	10/12/2018	10/12/2023	9,453	9,285	9,358	3.7%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+ 5.75%	8.15%	10/12/2018	10/12/2023	931	—	—	0.0%
Parterre Flooring & Surface Systems, LLC (k)	L+ 9.00%	11.40%	8/22/2017	8/22/2022	9,030	8,906	8,606	3.4%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+ 9.00%	11.40%	8/22/2017	8/22/2022	696	696	660	0.2%
					20,110	18,887	18,624	7.3%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+ 6.00%	8.40%	2/14/2019	12/19/2025	1,990	1,971	1,990	0.8%
					1,990	1,971	1,990	0.8%
Energy: Oil & Gas
BJ Services, LLC	L+ 7.00%	9.59%	1/28/2019	1/3/2023	4,500	4,460	4,502	1.7%
Landpoint, LLC	L+ 10.00%	12.40%	12/17/2013	12/20/2019	2,069	2,067	2,069	0.8%
Landpoint, LLC (Revolver) (f)	L+ 10.00%	12.40%	12/17/2013	12/20/2019	313	156	156	0.1%
					6,882	6,683	6,727	2.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Environmental Industries
StormTrap, LLC	L+ 5.50%	7.90%		12/10/2018	12/8/2023		7,960	$7,833	$7,896	3.1%
StormTrap, LLC (Revolver) (f)	L+ 5.50%	7.90%		12/10/2018	12/8/2023		432	108	108	0.0%
Synergy Environmental Corporation (k)	L+ 7.00%	9.40%		4/29/2016	4/29/2021		2,893	2,861	2,885	1.1%
Synergy Environmental Corporation (k)	L+ 7.00%	9.40%		4/29/2016	4/29/2021		484	479	482	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+ 7.00%	9.40%		4/29/2016	4/29/2021		1,310	827	824	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+ 7.00%	9.40%		4/29/2016	4/29/2021		671	437	436	0.2%
							13,750	12,545	12,631	4.9%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (h) (l)	L+ 7.00%	9.40%		9/13/2017	9/13/2022		4,267	4,206	4,250	1.7%
American Optics Holdco, Inc. (h) (l)	L+ 7.00%	9.40%		9/13/2017	9/13/2022		1,664	1,637	1,658	0.6%
American Optics Holdco, Inc. (Revolver) (f) (h) (l)	L+ 7.00%	9.40%		9/13/2017	9/13/2022		440	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (h) (l)	L+ 7.00%	9.40%		9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+ 5.50%	7.90%		4/8/2019	4/8/2024		3,500	3,433	3,493	1.4%
Apotheco, LLC (Delayed Draw) (f) (g)	L+ 5.50%	7.90%		4/8/2019	4/8/2024		1,647	—	—	0.0%
Apotheco, LLC (Revolver) (f)	L+ 5.50%	7.90%		4/8/2019	4/8/2024		909	159	159	0.1%
Familia Dental Group Holdings, LLC (k)	L+ 8.00%	10.40%		4/8/2016	4/8/2021		5,019	4,985	4,715	1.8%
Familia Dental Group Holdings, LLC	L+ 8.00%	10.40%		4/8/2016	4/8/2021		483	483	454	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+ 8.00%	10.40%		4/8/2016	4/8/2021		573	372	350	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/30/2018	n/a	(m)	198	198	198	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/6/2018	n/a	(m)	8,877	8,877	8,877	3.5%
Rockdale Blackhawk, LLC	L+ 13.00%	15.40	%(n)	3/31/2015	3/31/2020		10,923	10,465	8,826	3.4%
							38,940	34,815	32,980	12.9%
High Tech Industries
Host Analytics, Inc.	L+ 6.00%	8.44%		12/28/2018	12/28/2023		9,500	9,325	9,538	3.7%
Host Analytics, Inc. (Revolver) (f)	L+ 6.00%	8.44%		12/28/2018	12/28/2023		442	—	—	0.0%
Mindbody, Inc.	L+ 7.00%	9.39%		2/15/2019	2/14/2025		6,333	6,216	6,330	2.5%
Mindbody, Inc. (Revolver) (f)	L+ 7.00%	9.39%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+ 5.50%	7.83%		6/30/2017	6/30/2022		13,382	13,254	13,382	5.2%
Newforma, Inc. (Revolver) (f)	L+ 5.50%	7.83%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+ 7.00%	9.40%		12/11/2017	12/12/2022		3,377	3,327	3,353	1.3%
Prototek Sheetmetal Fabrication, LLC	L+ 7.00%	9.40%		6/27/2019	12/12/2022		1,604	1,572	1,593	0.6%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (f) (g)	L+ 7.00%	9.40%		12/11/2017	12/12/2022		2,306	1,723	1,711	0.7%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+ 7.00%	9.40%		12/11/2017	12/12/2022		233	—	—	0.0%
RPL Bidco Limited (h) (l) (o)	L+ 7.50%	8.29%		11/9/2017	11/9/2023		13,667	14,090	13,804	5.4%
RPL Bidco Limited (Delayed Draw) (f) (g) (h) (l) (o)	L+ 7.50%	8.29%		5/22/2018	11/9/2023		2,031	—	—	0.0%
RPL Bidco Limited (Revolver) (f) (h) (l) (o)	L+ 7.50%	8.29%		11/9/2017	11/9/2023		508	—	—	0.0%
WillowTree, LLC	L+ 5.50%	7.90%		10/9/2018	10/9/2023		7,940	7,817	7,976	3.1%
WillowTree, LLC (Revolver) (f)	L+ 5.50%	7.90%		10/9/2018	10/9/2023		1,000	920	920	0.4%
							64,240	58,244	58,607	22.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Hotels, Gaming & Leisure
TRG, LLC	L+ 13.63%	9.94% Cash/ 6.13% PIK (p)	12/23/2014	2/14/2020	17,096	$17,069	$18,617	7.2%
TRG, LLC (CapEx)	L+ 9.50%	9.94% Cash/ 2.00% PIK	9/1/2015	2/14/2020	1,364	1,362	1,486	0.6%
TRG, LLC (Revolver) (f)	L+ 9.50%	11.94%	12/23/2014	2/14/2020	262	131	143	0.1%
					18,722	18,562	20,246	7.9%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+ 8.50%	10.94%	12/22/2016	12/22/2021	3,523	3,484	3,519	1.4%
Destination Media, Inc. (k)	L+ 5.50%	7.90%	4/7/2017	4/7/2022	5,024	4,979	5,070	2.0%
Destination Media, Inc. (Revolver) (f)	L+ 5.50%	7.90%	4/7/2017	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+ 7.00%	9.44%	12/22/2017	12/22/2022	9,134	8,997	9,225	3.6%
MC Sign Lessor Corp.	L+ 7.00%	9.44%	12/22/2017	12/22/2022	2,078	2,078	2,099	0.8%
MC Sign Lessor Corp. (Revolver)	L+ 7.00%	9.40%	12/22/2017	12/22/2022	625	625	625	0.2%
					20,926	20,163	20,538	8.0%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+ 12.00%	6.62% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,200	1,188	1,193	0.5%
Vice Group Holding Inc. (Delayed Draw) (f) (g)	L+ 9.00%	11.62%	5/2/2019	11/2/2022	400	—	—	0.0%
Vice Group Holding Inc. (Delayed Draw) (f) (g)	L+ 9.00%	11.62%	5/2/2019	11/2/2022	400	—	—	0.0%
					2,000	1,188	1,193	0.5%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+ 5.75%	8.15%	1/4/2019	1/4/2024	1,990	1,954	1,987	0.8%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+ 5.75%	8.15%	1/4/2019	1/4/2024	320	—	—	0.0%
Crownpeak Technology, Inc.	L+ 6.25%	8.69%	2/28/2019	2/28/2024	4,000	3,925	4,012	1.5%
Crownpeak Technology, Inc. (Delayed Draw) (f) (g)	L+ 6.25%	8.69%	2/28/2019	2/28/2024	333	—	—	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+ 6.25%	8.69%	2/28/2019	2/28/2024	167	—	—	0.0%
					6,810	5,879	5,999	2.3%
Retail
Bluestem Brands, Inc.	L+ 7.50%	9.90%	6/26/2015	11/6/2020	2,355	2,348	1,796	0.7%
Forman Mills, Inc. (k)	L+ 9.50%	9.90% Cash/ 2.00% PIK	10/4/2016	10/4/2021	8,256	8,171	7,859	3.1%
LuLu's Fashion Lounge, LLC	L+ 9.00%	11.40%	8/21/2017	8/29/2022	4,344	4,254	4,294	1.7%
The Worth Collection, Ltd. (k)	L+ 8.50%	6.65% Cash/ 4.25% PIK	9/29/2016	9/29/2021	10,588	10,480	7,379	2.9%
Yandy Holding, LLC	L+ 11.00%	13.40%	9/30/2014	9/30/2019	3,643	3,640	3,635	1.4%
Yandy Holding, LLC (Revolver) (f)	L+ 11.00%	13.40%	9/30/2014	9/30/2019	907	—	—	0.0%
					30,093	28,893	24,963	9.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
APCO Worldwide, Inc.	L+ 8.00%	10.40%	6/30/2017	6/30/2022	4,750	$4,687	$4,691	1.8%
Arcserve (USA) LLC	L+ 6.00%	8.52%	5/1/2019	5/1/2024	5,000	4,902	5,000	2.0%
Arcserve (USA) LLC (Revolver) (f)	L+ 6.00%	8.52%	5/1/2019	5/1/2024	641	—	—	0.0%
Atlas Sign Industries of FLA, LLC (k)	L+ 11.50%	12.90% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,509	3,314	3,353	1.3%
Burroughs, Inc. (k)	L+ 8.50%	9.94% Cash/ 1.00% PIK	12/22/2017	12/22/2022	5,813	5,749	5,746	2.2%
Burroughs, Inc. (Revolver)	L+ 8.50%	9.94% Cash/ 1.00% PIK	12/22/2017	12/22/2022	1,215	1,125	1,125	0.4%
Certify, Inc.	L+ 5.75%	8.15%	2/28/2019	2/28/2024	9,000	8,872	8,924	3.5%
Certify, Inc. (Delayed Draw) (f) (g)	L+ 5.75%	8.15%	2/28/2019	2/28/2024	1,227	205	203	0.1%
Certify, Inc. (Revolver) (f)	L+ 5.75%	8.15%	2/28/2019	2/28/2024	409	—	—	0.0%
First Call Resolution, LLC (k)	L+ 7.00%	9.44%	9/22/2017	9/22/2022	3,733	3,688	3,771	1.5%
First Call Resolution, LLC	L+ 7.00%	9.44%	9/28/2018	9/22/2022	9,077	8,952	9,167	3.6%
HaystackID LLC	L+ 6.50%	8.90%	1/14/2019	1/12/2024	4,975	4,884	4,965	1.9%
HaystackID LLC (Revolver) (f)	L+ 6.50%	8.90%	1/14/2019	1/12/2024	403	161	161	0.1%
IT Global Holding LLC	L+ 7.00%	9.40%	11/15/2018	11/10/2023	10,369	10,182	10,400	4.0%
IT Global Holding LLC (Revolver) (f)	L+ 7.00%	9.40%	11/15/2018	11/10/2023	875	263	263	0.1%
Kaseya Traverse, Inc.	L+ 6.50%	7.94% Cash/ 1.00% PIK	5/3/2019	5/2/2025	6,005	5,887	6,038	2.4%
Kaseya Traverse, Inc. (Delayed Draw) (f) (g)	L+ 5.50%	7.94%	5/3/2019	5/2/2025	723	—	—	0.0%
Kaseya Traverse, Inc. (Revolver) (f)	L+ 6.50%	8.94%	5/3/2019	5/2/2025	506	—	—	0.0%
Madison Logic, Inc. (k)	L+ 8.00%	10.40%	11/30/2016	11/30/2021	9,741	9,634	9,741	3.8%
Madison Logic, Inc. (Revolver) (f)	L+ 8.00%	10.40%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+ 7.75%	9.15% Cash/ 1.00% PIK	6/1/2018	6/5/2023	755	743	679	0.3%
RedZone Robotics, Inc. (Revolver) (f) (g)	L+ 6.75%	9.15%	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp.(k)	L+ 6.00%	8.39%	2/15/2019	2/15/2024	3,491	3,427	3,486	1.4%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (k)	L+ 6.00%	8.39%	2/15/2019	2/15/2024	2,500	—	—	0.0%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (k)	L+ 6.00%	8.39%	2/15/2019	2/15/2024	2,188	—	—	0.0%
Security Services Acquisition Sub Corp. (Revolver) (f)	L+ 6.00%	8.39%	2/15/2019	2/15/2024	1,042	—	—	0.0%
TRP Construction Group, LLC (k)	L+ 7.00%	9.40%	10/5/2017	10/5/2022	7,863	7,752	7,819	3.1%
TRP Construction Group, LLC	L+ 7.00%	9.40%	9/5/2018	10/5/2022	6,741	6,741	6,704	2.6%
TRP Construction Group, LLC (Revolver) (f)	L+ 7.00%	9.40%	10/5/2017	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+ 7.00%	9.40%	10/5/2018	10/4/2024	4,938	4,847	4,977	1.9%
VPS Holdings, LLC	L+ 7.00%	9.40%	10/5/2018	10/4/2024	4,000	4,000	4,032	1.6%
VPS Holdings, LLC (Revolver) (f)	L+ 7.00%	9.40%	10/5/2018	10/4/2024	1,000	100	100	0.0%
					115,768	100,115	101,345	39.6%
Services: Consumer
Mammoth Holdings, LLC	L+ 6.00%	8.59%	10/16/2018	10/16/2023	1,990	1,956	1,983	0.8%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+ 6.00%	8.55%	10/16/2018	10/16/2023	4,167	2,827	2,817	1.1%
Mammoth Holdings, LLC (Revolver) (f)	L+ 6.00%	8.59%	10/16/2018	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+ 6.50%	9.10%	7/1/2015	7/1/2020	4,168	4,146	4,159	1.6%
PeopleConnect Intermediate, LLC	L+ 12.50%	15.10%	7/1/2015	7/1/2020	4,584	4,558	4,567	1.8%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+ 9.50%	12.10%	7/1/2015	7/1/2020	236	118	118	0.0%
					15,645	13,605	13,644	5.3%
Wholesale
Mid-West Wholesale Hardware Co. (q)	L+ 8.00%	10.40%	2/9/2017	2/9/2022	19,472	19,214	19,443	7.6%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+ 8.00%	10.40%	2/9/2017	2/9/2022	5,491	3,844	3,838	1.5%
Nearly Natural, Inc. (k)	L+ 7.00%	9.33%	12/15/2017	12/15/2022	6,895	6,794	6,854	2.7%
Nearly Natural, Inc. (Revolver) (f)	L+ 7.00%	9.33%	12/15/2017	12/15/2022	1,522	457	457	0.2%
					33,380	30,309	30,592	12.0%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					501,558	446,220	444,789	173.8%

Unitranche Secured Loans (r)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+ 6.00%	8.40%	6/23/2017	6/23/2022	10,477	10,373	10,257	4.0%
MFG Chemical, LLC	L+ 6.00%	8.40%	3/15/2018	6/23/2022	1,126	1,126	1,103	0.4%
					11,603	11,499	11,360	4.4%
Construction & Building
Inland Pipe Rehabilitation LLC	L+ 5.50%	7.83%	12/27/2018	12/26/2024	12,438	12,202	12,487	4.9%
					12,438	12,202	12,487	4.9%
Consumer Goods: Durable
RugsUSA, LLC	L+ 6.00%	8.33%	5/2/2018	4/28/2023	4,000	3,969	4,008	1.6%
					4,000	3,969	4,008	1.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+ 11.50%	13.90%	12/27/2012	n/a	(m)	6,120	$6,108	$6,096	2.4%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK	4/14/2016	n/a	(m)	308	308	308	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+ 10.00%	12.40%	5/25/2017	n/a	(m)	200	193	200	0.1%
Priority Ambulance, LLC (s)	L+ 6.50%	8.83%	7/18/2019	4/12/2022		10,015	10,015	10,000	3.9%
Priority Ambulance, LLC (t)	L+ 6.50%	8.83%	4/12/2017	4/12/2022		1,253	1,230	1,251	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+ 6.50%	8.83%	7/18/2019	4/12/2022		246	—	—	0.0%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+ 6.50%	8.83%	12/13/2018	4/12/2022		2,482	693	692	0.3%
						20,624	18,547	18,547	7.3%
High Tech Industries
Energy Services Group, LLC	L+ 8.42%	10.82%	5/4/2017	5/4/2022		4,281	4,244	4,275	1.6%
Energy Services Group, LLC (h) (o)	L+ 8.42%	9.42%	5/4/2017	5/4/2022		4,896	5,061	4,896	1.9%
Energy Services Group, LLC	L+ 8.42%	10.82%	5/4/2017	5/4/2022		1,219	1,204	1,217	0.5%
Mnine Holdings, Inc.	L+ 6.75%	9.16%	11/2/2018	11/2/2023		7,960	7,817	7,861	3.1%
						18,356	18,326	18,249	7.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						67,021	64,543	64,651	25.3%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+ 7.75%	10.34%	5/23/2013	7/5/2021		5,792	5,792	5,392	2.1%
						5,792	5,792	5,392	2.1%
High Tech Industries
Micro Holdings Corp.	L+ 7.50%	9.90%	8/16/2017	8/18/2025		3,000	2,973	3,015	1.2%
						3,000	2,973	3,015	1.2%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+ 7.25%	9.64%	7/26/2017	8/4/2025		4,500	4,459	4,483	1.7%
						4,500	4,459	4,483	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+ 8.25%	10.68%	5/29/2015	5/27/2022		4,355	4,322	4,355	1.7%
						4,355	4,322	4,355	1.7%
Services: Consumer
Education Corporation of America	L+ 11.00%	7.83% Cash/ 5.50% PIK (n)	9/3/2015	3/31/2020		833	831	813	0.3%
						833	831	813	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						18,480	18,377	18,058	7.0%

Equity Securities (u) (v)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h)	—	— (w)	11/30/2017	11/30/2027		—	116	—	0.0%
							116	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK	6/18/2018	—		—	501	351	0.1%
							501	351	0.1%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.5% of the equity)	—	— (w)	12/27/2012	12/27/2022		—	—	234	0.1%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2.1% of the equity)	—	— (w)	7/19/2016	12/31/2027		—	—	—	0.0%
							—	234	0.1%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	— (w)	4/14/2017	—		—	2,413	126	0.1%
Host Analytics, Inc. (441,860 class A Units)	—	— (w)	12/28/2018	—		—	442	543	0.2%
							2,855	669	0.3%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	—	— (w)	12/4/2012	—		—	200	—	0.0%
							200	—	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	— (w)	12/22/2016	—		—	129	332	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (l)	—	— (w)	9/18/2015	9/18/2025		—	—	209	0.1%
							129	541	0.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (260,000 class A units)	—	— (w)	1/4/2019	—		—	260	257	0.1%
							260	257	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—	6/25/2013	—	—	$87	$110	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—	6/25/2013	—	—	—	—	0.0%
						87	110	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	— (w)	11/1/2017	—	—	395	311	0.1%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	— (w)	5/14/2018	5/14/2026	—	125	86	0.1%
						520	397	0.2%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK (n)	9/3/2015	—	—	7,492	3,571	1.4%
						7,492	3,571	1.4%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	— (w)	12/15/2017	—	—	152	151	0.1%
						152	151	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities						12,312	6,281	2.5%
Total Non-Controlled/Non-Affiliate Company Investments						$541,452	$533,779	208.6%

Non-Controlled Affiliate Company Investments (x)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+ 10.00%	12.40% PIK	7/22/2014	12/31/2020	8,302	$8,290	$6,202	2.4%
American Community Homes, Inc.	L+ 14.50%	16.90% PIK	7/22/2014	12/31/2020	5,145	5,140	3,844	1.5%
American Community Homes, Inc.	L+ 10.00%	12.40% PIK	3/17/2016	12/31/2020	628	627	469	0.2%
American Community Homes, Inc.	L+ 10.00%	12.40% PIK	5/24/2017	12/31/2020	503	501	376	0.2%
American Community Homes, Inc.	L+ 14.50%	16.90% PIK	5/24/2017	12/31/2020	277	276	207	0.1%
American Community Homes, Inc.	L+ 8.00%	10.40% PIK	8/10/2018	12/31/2020	1,825	1,825	1,363	0.5%
American Community Homes, Inc.	L+ 8.00%	10.40% PIK	3/29/2019	12/31/2020	3,422	3,422	2,557	1.0%
					20,102	20,081	15,018	5.9%
Containers, Packaging & Glass
Summit Container Corporation (k)	L+ 8.00%	10.40%	12/5/2013	1/6/2021	3,259	3,269	3,026	1.2%
Summit Container Corporation (Revolver) (f) (k)	L+ 8.00%	10.40%	6/15/2018	1/6/2021	8,000	5,369	5,305	2.0%
					11,259	8,638	8,331	3.2%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (k)	L+ 10.25%	12.65% PIK	7/10/2014	12/31/2020	2,723	2,721	2,680	1.1%
SHI Holdings, Inc. (Revolver) (f)	L+ 10.25%	12.65% PIK	7/10/2014	12/31/2020	4,413	3,656	3,608	1.4%
					7,136	6,377	6,288	2.5%
Retail
Luxury Optical Holdings Co.	L+ 8.00%	10.40% PIK	9/12/2014	9/12/2019	4,953	4,949	4,346	1.7%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+ 11.50%	13.90%	9/29/2017	9/12/2019	1,059	624	623	0.2%
Luxury Optical Holdings Co. (Revolver)	L+ 8.00%	10.40% PIK	9/12/2014	9/12/2019	228	228	200	0.1%
					6,240	5,801	5,169	2.0%
Services: Business
Curion Holdings, LLC (k)	n/a	14.00% PIK	5/2/2017	5/2/2022	4,226	4,189	3,602	1.4%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	5/2/2017	5/2/2022	478	344	335	0.1%
					4,704	4,533	3,937	1.5%
Services: Consumer
New England College of Business and Finance, LLC (Revolver) (f)	L+ 11.00%	13.40%	6/25/2019	12/31/2019	450	150	150	0.1%
					450	150	150	0.1%
Total Non-Controlled Affiliate Senior Secured Loans					49,891	45,580	38,893	15.2%

Unitranche Secured Loans (r)
Consumer Goods: Non-Durable
Incipio, LLC (y)	L+ 8.72%	10.94% Cash/ 0.22% PIK (z)	12/26/2014	8/22/2022	13,803	13,777	12,941	5.1%
Incipio, LLC (aa)	L+ 8.50%	10.94%	3/9/2018	8/22/2022	3,613	3,613	3,568	1.4%
Incipio, LLC	L+ 8.50%	10.94%	7/6/2018	8/22/2022	1,535	1,535	1,530	0.6%
Incipio, LLC	L+ 8.50%	10.94%	4/17/2019	8/22/2022	656	656	653	0.2%
					19,607	19,581	18,692	7.3%
Total Non-Controlled Affiliate Unitranche Secured Loans					19,607	19,581	18,692	7.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ab)	n/a	10.70% PIK	(n)	6/18/2018	8/22/2022	3,766	$—	$800	0.3%
Incipio, LLC (ac)	n/a	10.70% PIK	(n)	6/18/2018	8/22/2022	7,194	—	—	0.0%
						10,960	—	800	0.3%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(n)	8/17/2018	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(n)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	800	0.3%

Equity Securities (v) (x)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(w)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of series C common units)	—	—	(w)	7/6/2018	—	—	—	—	0.0%
Millennial Brands LLC (10 preferred units)	—	—	(w)	5/2/2014	—	—	967	—	0.0%
Millennial Brands LLC (75,502 common units)	—	—	(w)	5/2/2014	—	—	—	—	0.0%
							967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(w)	1/6/2014	1/6/2024	—	—	—	0.0%
							—	—	0.0%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(w)	12/14/2016	—	—	27	102	0.1%
							27	102	0.1%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(w)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(w)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
New England College of Business and Finance, LLC (20.8% of units)	—	—	(w)	6/21/2019	—	—	1,458	2,594	1.0%
							1,458	2,594	1.0%
Total Non-Controlled Affiliate Equity Securities							2,452	2,696	1.1%
Total Non-Controlled Affiliate Company Investments							$67,614	$61,081	23.9%

Controlled Affiliate Company Investments (ad)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$35,075	$35,944	14.0%
Total Controlled Affiliate Equity Securities							35,075	35,944	14.0%
Total Controlled Affiliate Company Investments							$35,075	$35,944	14.0%

TOTAL INVESTMENTS							$644,141	$630,804	246.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$53	£41	Bannockburn Global Forex, LLC	7/1/2019	$1
Foreign currency forward contract	$294	£230	Bannockburn Global Forex, LLC	8/30/2019	3
Foreign currency forward contract	$134	£105	Bannockburn Global Forex, LLC	10/1/2019	1
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	11/29/2019	3
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	1
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	3
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	1
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	1
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	5/29/2020	3
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	8/28/2020	3
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	3
					$23

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2019 represented 246.5% of the Company’s net assets or 94.4% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $255,888 as of June 30, 2019.
(f)	All or a portion of this commitment was unfunded at June 30, 2019. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, non-qualifying assets totaled 16.7% of the Company’s total assets.
(i)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	This is an international company.
(m)	This is a demand note with no stated maturity.
(n)	This position was on non-accrual status as of June 30, 2019, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(o)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(p)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 4.13% per annum.
(q)	A portion of this loan (principal of $17,218) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2019

(in thousands, except for shares and units)

(r)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(s)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	Represents less than 5% ownership of the portfolio company’s voting securities.
(v)	Ownership of certain equity investments may occur through a holding company or partnership.
(w)	Represents a non-income producing security.
(x)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(y)	A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(z)	The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.22% per annum.
(aa)	A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

Equity Securities (w) (y)
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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

(v)	Represents less than 5% ownership of the portfolio company’s voting securities.
(w)	Ownership of certain equity investments may occur through a holding company or partnership.
(x)	Represents a non-income producing security.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.56% per annum.
(ab)	A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company and has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, MRCC Holding Company I, LLC, MRCC Holding Company II, LLC, MRCC Holding Company III, LLC, and MRCC Holding Company IV, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 for further discussion regarding the fair value measurements and hierarchy.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2019, the Company did not receive return of capital distributions from its preferred equity investments and its investment in LLC equity interests in SLF. For the three and six months ended June 30, 2018, the Company received return of capital distributions from its preferred equity investments and its investment in LLC equity interests in SLF of zero and $9,500, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,455 and $5,172 as of June 30, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2019 totaled $884 and $1,800, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2018 totaled $623 and $939, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2019	2018
Interest income	$14,026	$12,376
PIK interest income	1,261	327
Dividend income (1)	888	615
Fee income	60	666
Prepayment gain (loss)	91	312
Accretion of discounts and amortization of premium	393	524
Total investment income	$16,719	$14,820

	Six months ended June 30,
	2019	2018
Interest income	$27,240	$24,673
PIK interest income	2,315	656
Dividend income (2)	1,671	1,050
Fee income	629	1,390
Prepayment gain (loss)	204	445
Accretion of discounts and amortization of premium	819	1,556
Total investment income	$32,878	$29,770

(1)	Includes PIK dividends of $13 and $265, respectively.
(2)	Includes PIK dividends of $26 and $525, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $14,010 and $16,802 at June 30, 2019 and December 31, 2018, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities until the definition of a sale is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. There were no partial loan sales for the periods reported.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 10 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

 Segments

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $8,797 and $6,262, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses in the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2019 was $468 and $901, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2018 was $315 and $596, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of June 30, 2019 and December 31, 2018, other assets on the consolidated statements of assets and liabilities included $275 and $328, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both June 30, 2019 and December 31, 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

The Company does not utilize hedge accounting and as such values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) from foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) from foreign currency forward contracts in the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and six months ended June 30, 2019, $17 and $10, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. For the three and six months ended June 30, 2018, zero and $11, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of June 30, 2019 and December 31, 2018, payables for excise taxes of $23 and zero, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2019. The 2015 through 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2019		December 31, 2018
Amortized Cost:
Senior secured loans	$491,800	76.3%	$443,381	78.6%
Unitranche secured loans	84,124	13.1	60,029	10.7
Junior secured loans	18,378	2.9	20,468	3.6
LLC equity interest in SLF	35,075	5.4	27,200	4.8
Equity securities	14,764	2.3	13,046	2.3
Total	$644,141	100.0%	$564,124	100.0%

	June 30, 2019		December 31, 2018
Fair Value:
Senior secured loans	$483,682	76.7%	$439,068	79.3%
Unitranche secured loans	83,343	13.2	58,852	10.6
Junior secured loans	18,858	3.0	21,154	3.8
LLC equity interest in SLF	35,944	5.7	27,634	5.0
Equity securities	8,977	1.4	6,913	1.3
Total	$630,804	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2019		December 31, 2018
Amortized Cost:
International	$19,933	3.1%	$19,279	3.4%
Midwest	147,638	22.9	127,364	22.6
Northeast	149,243	23.2	129,417	22.9
Southeast	140,207	21.8	121,312	21.5
Southwest	57,473	8.9	52,272	9.3
West	129,647	20.1	114,480	20.3
Total	$644,141	100.0%	$564,124	100.0%

	June 30, 2019		December 31, 2018
Fair Value:
International	$19,712	3.1%	$19,205	3.5%
Midwest	142,626	22.6	124,667	22.5
Northeast	145,573	23.1	127,607	23.0
Southeast	137,847	21.9	118,161	21.3
Southwest	56,231	8.9	50,657	9.2
West	128,815	20.4	113,324	20.5
Total	$630,804	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2019		December 31, 2018
Amortized Cost:
Automotive	$7,735	1.2%	$7,887	1.4%
Banking, Finance, Insurance & Real Estate	70,575	11.0	58,088	10.3
Beverage, Food & Tobacco	16,536	2.6	16,097	2.9
Chemicals, Plastics & Rubber	15,037	2.3	15,259	2.7
Construction & Building	34,669	5.4	29,789	5.3
Consumer Goods: Durable	22,856	3.6	25,345	4.5
Consumer Goods: Non-Durable	22,519	3.5	19,864	3.5
Containers, Packaging & Glass	8,638	1.3	9,983	1.8
Energy: Oil & Gas	6,683	1.0	2,527	0.4
Environmental Industries	12,545	1.9	12,169	2.2
Healthcare & Pharmaceuticals	59,766	9.3	54,243	9.6
High Tech Industries	82,398	12.8	79,936	14.2
Hotels, Gaming & Leisure	18,762	2.9	18,780	3.3
Investment Funds & Vehicles	35,075	5.4	27,200	4.8
Media: Advertising, Printing & Publishing	20,292	3.2	21,217	3.8
Media: Broadcasting & Subscription	5,647	0.9	4,458	0.8
Media: Diversified & Production	10,461	1.6	4,957	0.9
Retail	34,781	5.4	34,817	6.1
Services: Business	105,169	16.3	73,274	13.0
Services: Consumer	23,536	3.7	20,695	3.6
Wholesale	30,461	4.7	27,539	4.9
Total	$644,141	100.0%	$564,124	100.0%

	June 30, 2019		December 31, 2018
Fair Value:
Automotive	$7,727	1.2%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	65,700	10.4	55,839	10.1
Beverage, Food & Tobacco	16,092	2.6	15,544	2.8
Chemicals, Plastics & Rubber	14,786	2.3	14,971	2.7
Construction & Building	35,013	5.6	29,791	5.4
Consumer Goods: Durable	22,632	3.6	25,212	4.5
Consumer Goods: Non-Durable	21,482	3.4	19,181	3.5
Containers, Packaging & Glass	8,331	1.3	9,694	1.8
Energy: Oil & Gas	6,727	1.1	2,516	0.4
Environmental Industries	12,631	2.0	12,195	2.2
Healthcare & Pharmaceuticals	58,151	9.2	52,769	9.5
High Tech Industries	80,540	12.8	77,954	14.1
Hotels, Gaming & Leisure	20,246	3.2	20,264	3.7
Investment Funds & Vehicles	35,944	5.7	27,634	5.0
Media: Advertising, Printing & Publishing	21,079	3.3	21,908	4.0
Media: Broadcasting & Subscription	5,676	0.9	4,483	0.8
Media: Diversified & Production	10,611	1.7	5,000	0.9
Retail	30,242	4.8	31,866	5.8
Services: Business	105,679	16.7	73,336	13.2
Services: Consumer	20,772	3.3	17,846	3.2
Wholesale	30,743	4.9	27,740	5.0
Total	$630,804	100.0%	$553,621	100.0%

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

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both June 30, 2019 and December 31, 2018, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $70,150 was funded. As of December 31, 2018, SLF had $100,000 in commitments from its members (in the aggregate), of which $54,400 was funded.

As of both June 30, 2019 and December 31, 2018, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of June 30, 2019 and December 31, 2018, $35,075 and $27,200 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and six months ended June 30, 2019, the Company received dividend income of $875 and $1,645 from its LLC equity interest in SLF, respectively. For the three and six months ended June 30, 2018, the Company received dividend income of $350 and $525 from its LLC equity interest in SLF, respectively.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of June 30, 2019 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20,000 upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170,000. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2019, SLF incurred $47 and $93, respectively, of allocable expenses. SLF did not incur any allocable expenses for the three and six months ended June 30, 2018. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of June 30, 2019 and December 31, 2018, SLF had total assets at fair value of $240,757 and $177,122, respectively. As of both June 30, 2019 and December 31, 2018, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2019 and December 31, 2018, SLF had $7,199 and $5,466, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Senior secured loans (1)	237,875	174,267
Weighted average current interest rate on senior secured loans (2)	7.5%	7.6%
Number of borrowers in SLF	63	50
Largest portfolio company investment (1)	6,895	6,930
Total of five largest portfolio company investments (1)	29,591	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	6.83%	10/28/2024	4,298	$4,324
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.83%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.15%	6/6/2025	3,267	3,251
Novaria Holding, LLC	L+4.75%	7.15%	12/19/2024	4,312	4,312
Trident Maritime SH, Inc.	L+5.50%	7.83%	6/4/2024	4,435	4,381
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.83%	6/4/2024	340	—
				17,332	16,268
Automotive
Innovative Aftermarket Systems	L+5.50%	7.90%	1/25/2021	1,947	1,945
Wheel Pros, LLC	L+4.75%	7.15%	4/4/2025	4,957	4,914
				6,904	6,859
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc.	L+5.00%	7.33%	1/30/2026	4,975	4,901
Lightbox Intermediate, L.P.	L+5.00%	7.45%	5/11/2026	5,000	4,950
Minotaur Acquisition, Inc.	L+5.00%	7.40%	3/27/2026	2,992	2,950
Nuvei Technologies Corp.	P+3.50%	9.00%	9/26/2025	4,138	4,108
Nuvei Technologies Corp. (Delayed Draw) (c)	L+4.50%	6.89%	9/26/2025	837	708
RMS Holding Company, LLC	L+6.00%	8.58%	11/16/2022	3,991	3,974
Zenith Merger Sub, Inc.	L+5.25%	7.58%	12/13/2024	4,724	4,702
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.58%	12/13/2024	265	—
				26,922	26,293
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.90%	11/10/2022	4,840	4,748
SW Ingredients Holdings, LLC	L+4.00%	6.54%	7/3/2025	3,722	3,722
US Salt, LLC	L+4.75%	7.15%	1/16/2026	2,743	2,747
				11,305	11,217
Capital Equipment
Analogic Corporation	L+6.00%	8.40%	6/24/2024	4,963	4,861
				4,963	4,861
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.65%	4/11/2025	437	437
Peach State Labs, LLC	L+6.50%	8.94%	6/30/2021	2,836	2,794
				3,273	3,231
Construction & Building
The Cook & Boardman Group, LLC	L+5.75%	8.37%	10/20/2025	2,985	2,970
				2,985	2,970
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.44%	5/1/2024	1,828	1,700
SSH Group Holdings, Inc.	L+4.25%	6.83%	7/30/2025	2,316	2,305
				4,144	4,005
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.40%	9/26/2025	2,480	2,465
				2,480	2,465
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.90%	6/3/2026	4,333	4,298
Polychem Acquisition, LLC	L+5.00%	7.40%	3/17/2025	2,993	3,002
Port Townsend Holdings Company, Inc.	L+4.75%	7.15%	4/3/2024	4,862	4,856
PVHC Holding Corp	L+4.75%	7.08%	8/5/2024	3,300	3,218
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.08%	8/5/2024	425	—
				15,913	15,374
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.65%	7/30/2025	4,617	4,599
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.65%	7/30/2025	16	—
Offen, Inc. (d)	L+5.00%	7.40%	6/22/2026	2,448	2,424
Offen, Inc. (Delayed Draw) (c) (d)	L+5.00%	7.40%	6/22/2026	885	—
				7,966	7,023
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.58%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.58%	3/17/2025	601	598
P&L Developments, LLC (d)	L+7.50%	9.90%	6/28/2024	3,000	2,925
Radiology Partners, Inc.	L+4.75%	7.34%	7/9/2025	4,975	4,974
Solara Medical Supplies, LLC	L+6.00%	8.40%	2/27/2024	5,543	5,543
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.40%	2/27/2024	1,072	429
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.40%	2/27/2024	714	—
				18,233	16,785
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.58%	5/24/2023	3,308	3,292
Corel Corporation	L+5.00%	7.52%	6/4/2024	3,642	3,642
Corel Corporation (d)	L+5.00%	7.40%	7/2/2026	2,500	2,394
Datto, Inc.	L+4.25%	6.58%	4/2/2026	3,333	3,354
Gigamon, Inc.	L+4.25%	6.65%	12/27/2024	2,955	2,881
LW Buyer, LLC (d)	L+5.00%	7.40%	12/30/2024	5,000	4,950
Perforce Software, Inc.	L+4.50%	6.93%	12/27/2024	1,990	1,986
Perforce Software, Inc. (d)	L+4.50%	6.90%	7/1/2026	3,333	3,333
TGG TS Acquisition Company	L+6.50%	8.93%	12/12/2025	4,290	4,274
				30,351	30,106
Hotels, Gaming & Leisure
Tait LLC	L+5.00%	7.41%	3/28/2025	4,231	4,146
Tait LLC (Revolver) (c)	L+5.00%	7.41%	3/28/2025	769	—
				5,000	4,146
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.63%	9/11/2023	4,975	4,962
Cadent, LLC (Revolver) (c)	L+5.25%	7.63%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	7.40%	5/21/2026	4,428	4,318
				9,570	9,280
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.08%	12/20/2024	6,895	6,886
Stats Intermediate Holding, LLC (d)	L+5.25%	7.65%	7/12/2026	5,000	4,950
				11,895	11,836
Services: Business
CHA Holdings, Inc.	L+4.50%	6.83%	4/10/2025	2,033	2,030
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	6.81%	4/10/2025	446	428
Eliassen Group, LLC	L+4.50%	6.90%	11/5/2024	3,040	3,040
Engage2Excel, Inc.	L+6.50%	9.36%	3/7/2023	4,320	4,286
Engage2Excel, Inc.	L+6.50%	9.12%	3/7/2023	779	773
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	9.12%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	11.00%	3/7/2023	545	159
GI Revelation Acquisition LLC	L+5.00%	7.40%	4/16/2025	1,386	1,376
North Haven CA Holdings, Inc.	L+4.50%	6.83%	10/2/2023	4,618	4,618
Orbit Purchaser LLC	L+4.50%	7.19%	10/21/2024	2,500	2,489
Orbit Purchaser LLC	L+4.50%	7.05%	10/21/2024	1,931	1,922
Orbit Purchaser LLC	L+4.50%	7.19%	10/21/2024	565	562
Output Services Group, Inc.	L+4.25%	6.65%	3/27/2024	4,940	4,470
SIRVA Worldwide, Inc.	L+5.50%	7.90%	8/4/2025	1,975	1,922
The Kleinfelder Group, Inc.	L+4.75%	7.12%	11/29/2024	2,488	2,474
				32,066	30,549
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	7.08%	12/18/2025	4,975	4,932
LegalZoom.com, Inc.	L+4.50%	6.90%	11/21/2024	2,735	2,754
WeddingWire, Inc.	L+4.50%	6.90%	12/19/2025	1,161	1,165
				8,871	8,851
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.40%	7/21/2025	1,824	1,829
Mavenir Systems, Inc.	L+6.00%	8.42%	5/8/2025	3,960	3,957
				5,784	5,786
Transportation: Cargo
GlobalTranz Enterprises LLC	L+5.00%	7.39%	5/15/2026	3,312	3,217
GlobalTranz Enterprises LLC (Delayed Draw) (c)	L+5.00%	7.39%	5/15/2026	855	—
				4,167	3,217
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.65%	10/1/2025	1,741	1,740
				1,741	1,740
Wholesale
AmeriLife Group, LLC	L+4.50%	6.90%	6/12/2026	2,924	2,929
AmeriLife Group, LLC (Delayed Draw) (c)	L+4.50%	6.90%	6/12/2026	410	—
BMC Acquisition, Inc.	L+5.25%	7.65%	12/30/2024	4,925	4,925
HALO Buyer, Inc.	L+4.50%	6.90%	6/27/2025	4,950	4,901
				13,209	12,755

TOTAL INVESTMENTS					$235,617

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of June 30, 2019. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of June 30, 2019.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

 (in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holding, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel Corporation (d)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orbit Purchaser LLC	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orbit Purchaser LLC (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2018. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2018.

Below is certain summarized financial information for SLF as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value	$235,617	$172,341
Cash	145	448
Restricted cash	4,159	3,838
Interest receivable	806	456
Other assets	30	39
Total assets	$240,757	$177,122
Liabilities
Revolving credit facility	$143,254	$101,060
Less: Unamortized deferred financing costs	(1,627)	(1,625)
Total debt, less unamortized deferred financing costs	141,627	99,435
Payable for open trades	26,387	21,746
Interest payable	566	457
Accounts payable and accrued expenses	289	216
Total liabilities	168,869	121,854
Members’ capital	71,888	55,268
Total liabilities and members’ capital	$240,757	$177,122

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Investment income:
Interest income	$3,887	$1,399	$7,335	$2,179
Total investment income	3,887	1,399	7,335	2,179
Expenses:
Interest and other debt financing expenses	1,771	605	3,369	649
Organizational costs	—	5	—	11
Professional fees	164	22	340	62
Total expenses	1,935	632	3,709	722
Net investment income (loss)	1,952	767	3,626	1,457
Net gain (loss):
Net change in unrealized gain (loss)	21	454	533	999
Net gain (loss)	21	454	533	999
Net increase (decrease) in members’ capital	$1,973	$1,221	$4,159	$2,456

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 - Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of June 30, 2019 and December 31, 2018 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of June 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$483,682	$483,682
Unitranche secured loans	—	—	83,343	83,343
Junior secured loans	—	—	18,858	18,858
Equity securities	—	—	8,977	8,977
Investments measured at NAV (1) (2)	—	—	—	35,944
Total investments	$—	$—	$594,860	$630,804
Foreign currency forward contracts asset (liability)	$—	$23	$—	$23

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$439,068	$439,068
Unitranche secured loans	—	—	58,852	58,852
Junior secured loans	—	—	21,154	21,154
Equity securities	—	—	6,913	6,913
Investments measured at NAV (1) (2)	—	—	—	27,634
Total investments	$—	$—	$525,987	$553,621
Foreign currency forward contracts asset (liability)	$—	$16	$—	$16

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 7.83% to 16.90% at June 30, 2019 and 7.87% to 17.01% at December 31, 2018. The maturity dates on the loans outstanding at June 30, 2019 range between September 2019 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2019	$466,300	$70,126	$21,266	$7,221	$564,913
Net change in unrealized gain (loss)	(3,821)	33	(313)	298	(3,803)
Purchases of investments and other adjustments to cost (1)	57,438	942	3	—	58,383
Proceeds from principal payments and sales on investments (2)	(23,838)	(190)	(640)	—	(24,668)
Net realized gain (loss) on investments	35	—	—	—	35
Reclassifications	(12,432)	12,432	(1,458)	1,458	—
Balance as of June 30, 2019	$483,682	$83,343	$18,858	$8,977	$594,860

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net change in unrealized gain (loss)	(3,679)	269	(205)	346	(3,269)
Purchases of investments and other adjustments to cost (1)	124,195	1,448	7	260	125,910
Proceeds from principal payments and sales on investments (2)	(52,815)	(348)	(640)	—	(53,803)
Net realized gain (loss) on investments	35	—	—	—	35
Reclassifications	(23,122)	23,122	(1,458)	1,458	—
Balance as of June 30, 2019	$483,682	$83,343	$18,858	$8,977	$594,860

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2018:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2018	$380,115	$45,976	$38,578	$15,032	$479,701
Net change in unrealized gain (loss)	(1,559)	109	796	(4,018)	(4,672)
Purchases of investments and other adjustments to cost (1)	32,886	5,501	46	889	39,322
Proceeds from principal payments and sales on investments (2)	(23,803)	(101)	(10,905)	—	(34,809)
Net realized gain (loss) on investments	—	—	—	—	—
Reclassifications	—	—	—	—	—
Balance as of June 30, 2018	$387,639	$51,485	$28,515	$11,903	$479,542

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498
Net change in unrealized gain (loss)	(5,486)	(27)	779	(7,026)	(11,760)
Purchases of investments and other adjustments to cost (1)	44,910	11,520	93	1,149	57,672
Proceeds from principal payments and sales on investments (2)	(39,659)	(303)	(10,906)	—	(50,868)
Net realized gain (loss) on investments	—	—	—	—	—
Reclassifications	—	—	—	—	—
Balance as of June 30, 2018	$387,639	$51,485	$28,515	$11,903	$479,542

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) included in the consolidated statements of operations for the three and six months ended June 30, 2019, attributable to Level 3 investments still held at June 30, 2019, was ($3,803) and ($3,224), respectively. The total net change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and six months ended June 30, 2018, attributable to Level 3 investments still held at June 30, 2018, was ($4,331) and ($10,580), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2019 and 2018.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2019 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$343,889		Discounted cash flow	EBITDA multiples	6.7	x	4.0	x	13.9	x
				Market yields	10.6%		7.0%		22.0%
Senior secured loans	73,556		Discounted cash flow	Revenue multiples	5.6	x	2.4	x	10.0	x
				Market yields	8.1%		6.5%		11.5%
Senior secured loans	17,901		Liquidation	Probability weighting of alternative outcomes	90.5%		80.8%		100.0%
Senior secured loans	15,018		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	10,984		Enterprise value	EBITDA multiples	7.3	x	7.0	x	8.5	x
Senior secured loans	7,379		Enterprise value	Revenue multiples	0.4	x	0.4	x	0.4	x
Unitranche secured loans	62,233		Discounted cash flow	EBITDA multiples	7.9	x	4.4	x	10.3	x
				Market yields	10.1%		8.2%		15.9%
Unitranche secured loans	13,249		Enterprise value	EBITDA multiples	4.4	x	4.4	x	7.5	x
Unitranche secured loans	7,861		Discounted cash flow	Revenue multiples	4.7	x	4.7	x	4.7	x
				Market yields	10.3%		10.3%		10.3%
Junior secured loans	813		Liquidation	Probability weighting of alternative outcomes	54.3%		54.3%		54.3%
Junior secured loans	800		Enterprise value	EBITDA multiples	4.4	x	4.4	x	7.5	x
Equity securities	4,528		Enterprise value	EBITDA multiples	8.1	x	4.0	x	13.8	x
Equity securities	3,571		Liquidation	Probability weighting of alterative outcomes	38.4%		38.4%		38.4%
Equity securities	752		Enterprise value	Revenue multiples	3.8	x	2.0	x	4.5	x
Total Level 3 Assets	$562,534	(1)

(1)	Excludes loans of $32,326 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. As of June 30, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.25 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $110,090. As of December 31, 2018, the 2023 Notes were trading on The Nasdaq Global Select Market for $23.50 per unit at par value. Based on this Level 1 input, the fair value of the $69,000 in principal outstanding 2023 Notes was $64,860. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both June 30, 2019 and December 31, 2018, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $115,000, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2019 and 2018 were as follows:

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$505	$15	$—	$(914)	$6,202
American Community Homes, Inc.	3,997	—	—	—	421	8	—	(582)	3,844
American Community Homes, Inc.	499	—	—	—	39	1	—	(70)	469
American Community Homes, Inc.	400	—	—	—	30	2	—	(56)	376
American Community Homes, Inc.	215	—	—	—	23	1	—	(32)	207
American Community Homes, Inc.	1,446	—	—	—	115	—	—	(198)	1,363
American Community Homes, Inc.	—	—	3,333	—	89	—	—	(865)	2,557
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	3,333	—	1,222	27	—	(2,717)	15,018

Curion Holdings, LLC	3,592	—	—	—	273	4	—	(267)	3,602
Curion Holdings, LLC (Revolver)	244	—	77	—	17	—	—	(3)	335
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	77	—	290	4	—	(270)	3,937

Incipio, LLC	12,830	—	—	—	—	28	—	83	12,941
Incipio, LLC	3,573	—	—	—	—	—	—	(5)	3,568
Incipio, LLC	1,518	—	—	—	—	—	—	12	1,530
Incipio, LLC	—	—	656	—	—	—	—	(3)	653
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(460)	800
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	656	—	—	28	—	(373)	19,492

Luxury Optical Holdings Co.	4,334	—	—	—	255	10	—	(253)	4,346
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	1	623
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	11	—	—	(11)	200
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	266	10	—	(263)	5,169

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

New England College of Business and Finance, LLC (Revolver) (1)	—	—	150	—	—	—	—	—	150
New England College of Business and Finance, LLC (20.8% of units) (1)	—	1,458	—	—	—	—	—	1,136	2,594
	—	1,458	150	—	—	—	—	1,136	2,744

SHI Holdings, Inc.	2,598	—	—	(14)	139	4	—	(47)	2,680
SHI Holdings, Inc. (Revolver)	3,342	—	137	—	185	(5)	—	(51)	3,608
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(205)	102
	6,247	—	137	(14)	324	(1)	—	(303)	6,390

Summit Container Corporation	3,034	—	—	—	—	—	—	(8)	3,026
Summit Container Corporation (Revolver)	6,660	—	16,800	(18,145)	—	—	—	(10)	5,305
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	16,800	(18,145)	—	—	—	(18)	8,331
Total non-controlled affiliate company investments	$57,267	$1,458	$21,153	$(18,159)	$2,102	$68	$—	$(2,808)	$61,081

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$7,875	$—	$—	$—	$—	$435	$35,944
	27,634	—	7,875	—	—	—	—	435	35,944
Total controlled affiliate company investments	$27,634	$—	$7,875	$—	$—	$—	$—	$435	$35,944

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2018
Non-controlled affiliate company investments:
American Community Homes, Inc.	$7,441	$—	$—	$(331)	$—	$22	$—	$183	$7,315
American Community Homes, Inc.	4,329	—	—	(165)	99	10	—	57	4,330
American Community Homes, Inc.	542	—	—	—	13	1	—	(1)	555
American Community Homes, Inc.	431	—	—	—	—	2	—	11	444
American Community Homes, Inc.	224	—	—	—	5	2	—	2	233
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	353	—	—	—	—	—	—	(192)	161
	13,320	—	—	(496)	117	37	—	60	13,038

Luxury Optical Holdings Co.	3,697	—	—	—	214	9	—	(17)	3,903
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	(1)	622
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	10	—	—	—	180
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	224	9	—	(18)	4,705

Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC	550	—	—	—	—	—	—	(362)	188
Millennial Brands LLC	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	—	—	—	—	(362)	188

Rockdale Blackhawk, LLC	10,594	—	—	—	—	110	—	2,049	12,753
Rockdale Blackhawk, LLC (Capex)	533	—	—	—	—	—	—	108	641
Rockdale Blackhawk, LLC (Revolver)	1,797	—	—	—	—	—	—	362	2,159
Rockdale Blackhawk, LLC (Revolver)	3,145	—	—	—	—	—	—	633	3,778
Rockdale Blackhawk, LLC (Revolver)	—	—	2,288	—	—	—	—	384	2,672
Rockdale Blackhawk, LLC – LLC Units (22.7% of the LLC interest) (2)	5,673	—	—	—	—	—	—	(5,673)	—
	21,742	—	2,288	—	—	110	—	(2,137)	22,003

SHI Holdings, Inc.	2,625	—	—	(13)	—	6	—	(7)	2,611
SHI Holdings, Inc. (Revolver)	2,226	—	614	—	—	3	—	(4)	2,839
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	(230)	556
	5,637	—	614	(13)	—	9	—	(241)	6,006

Summit Container Corporation	3,421	—	—	—	37	13	—	24	3,495
Summit Container Corporation	1,507	—	—	(1,523)	15	—	—	1	—
Summit Container Corporation (Revolver)	—	—	7,253	(2,366)	—	—	—	—	4,887
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	7,253	(3,889)	52	13	—	25	8,382

TPP Operating, Inc. (3)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (3)	3,373	724	63	(42)	—	—	—	(4,118)	—
TPP Operating, Inc. (3)	4,593	(724)	467	(47)	—	—	—	(4,289)	—
TPP Operating, Inc. (24 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (16 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	7,966	—	530	(89)	—	—	—	(8,407)	—
Total non-controlled affiliate company investments	$58,751	$—	$10,685	$(4,605)	$393	$178	$—	$(11,080)	$54,322

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$9,640	$—	$17,850	$(9,500)	$—	$—	$—	$703	$18,693
	9,640	—	17,850	(9,500)	—	—	—	703	18,693
Total controlled affiliate company investments	$9,640	$—	$17,850	$(9,500)	$—	$—	$—	$703	$18,693

(1)	During the three months ended June 30, 2019, the Company participated in a credit bid to acquire the assets of New England College of Business (“NECB”), which was a subsidiary of Education Corporation of America (“ECA”). As a result, the Company obtained a 20.8% equity stake in NECB in exchange for a $1,458 reduction of secured loan position in ECA. The Company also provided a follow-on revolver commitment to NECB.
(2)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the six months ended June 30, 2018. In conjunction with the follow-on investment, the Company also received an additional 4.6% of the equity of Rockdale, increasing total equity ownership to 22.7%. On July 20, 2018, the Company put back its 22.7% equity investment in Rockdale in advance of a bankruptcy filing and therefore it is no longer an affiliated investment.
(3)	In December 2017, the Company transferred 16.0% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP, which is presented as a non-controlled affiliate company investment. During the year ended December 31, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee has informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, the Company fully realized a loss on TPP of $24,503 during the year ended December 31, 2018.

	For the six months ended June 30,
	2019			2018
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$517	$—	$—	$568	$—	$—
American Community Homes, Inc.	427	—	—	426	—	—
American Community Homes, Inc.	40	—	—	54	—	—
American Community Homes, Inc.	32	—	—	35	—	—
American Community Homes, Inc.	24	—	—	23	—	—
American Community Homes, Inc.	94	—	—	—	—	—
American Community Homes, Inc.	92	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	1,226	—	—	1,106	—	—

Curion Holdings, LLC	291	—	—	n/a	n/a	n/a
Curion Holdings, LLC (Revolver)	20	—	—	n/a	n/a	n/a
Curion Holdings, LLC (Junior secured loan)	—	—	—	n/a	n/a	n/a
Curion Holdings, LLC (Junior secured loan)	—	—	—	n/a	n/a	n/a
Curion Holdings, LLC (Common Stock)	—	—	—	n/a	n/a	n/a
	311	—	—	n/a	n/a	n/a

Incipio, LLC	768	—	—	n/a	n/a	n/a
Incipio, LLC	196	—	—	n/a	n/a	n/a
Incipio, LLC	85	—	—	n/a	n/a	n/a
Incipio, LLC	15	—	—	n/a	n/a	n/a
Incipio, LLC (Junior secured loan)	—	—	—	n/a	n/a	n/a
Incipio, LLC (Junior secured loan)	—	—	—	n/a	n/a	n/a
Incipio, LLC (Common Stock)	—	—	—	n/a	n/a	n/a
	1,064	—	—	n/a	n/a	n/a

Luxury Optical Holdings Co.	263	—	—	222	—	—
Luxury Optical Holdings Co. (Delayed Draw)	44	—	—	44	—	—
Luxury Optical Holdings Co. (Revolver)	12	—	—	10	—	—
Luxury Optical Holdings Co. (Common Stock)	—	—	—	—	—	—
	319	—	—	276	—	—

Millennial Brands LLC (Preferred Units)	—	—	—	—	—	—
Millennial Brands LLC (Common Units)	—	—	—	—	—	—
	—	—	—	—	—	—

New England College of Business and Finance, LLC (Revolver)	—	—	—	n/a	n/a	n/a
New England College of Business and Finance, LLC (20.8% of Units)	—	—	—	n/a	n/a	n/a
	—	—	—	n/a	n/a	n/a

Rockdale Blackhawk, LLC	n/a	n/a	n/a	920	—	—
Rockdale Blackhawk, LLC (Capex)	n/a	n/a	n/a	41	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	137	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	240	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	104	—	—
Rockdale Blackhawk, LLC (LLC interest)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	1,442	—	—

SHI Holdings, Inc.	173	—	—	165	—	—
SHI Holdings, Inc. (Revolver)	223	—	—	155	—	—
SHI Holdings, Inc. (Common Stock)	—	—	—	—	—	—
	396	—	—	320	—	—

Summit Container Corporation	172	—	—	304	—	83
Summit Container Corporation	—	—	—	108	—	—
Summit Container Corporation (Revolver)	304	—	—	23	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	476	—	—	435	—	83

TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc. (Common Stock)	n/a	n/a	n/a	—	—	—
TPP Operating, Inc. (Common Stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—
Total non-controlled affiliate company investments	$3,792	$—	$—	$3,579	$—	$83

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,645	$—	$—	$525	$—
	—	1,645	—	—	525	—
Total controlled affiliate company investments	$—	$1,645	$—	$—	$525	$—

Note 6. Transactions with Related Parties

The Company has entered into an investment advisory and management agreement with MC Advisors, (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The base management fee is calculated at an annual rate equal to 1.75% of invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) and is payable in arrears. Base management fees for the three and six months ended June 30, 2019 were $2,723 and $5,244, respectively. Base management fees for the three and six months ended June 30, 2018 were $2,202 and $4,365, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Part one incentive fees (1)	$1,592	$1,780	$3,270	$3,625
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	(424)	(790)	(502)	(1,874)
Incentive fees, excluding the impact of the incentive fee waiver	1,168	990	2,768	1,751
Incentive fee waiver (3)	(285)	—	(566)	—
Total incentive fees, net of incentive fee waiver	$883	$990	$2,202	$1,751

(1)	Based on net investment income.

(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).

(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2019, the Company incurred $876 and $1,739, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $319 and $666, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2018, the Company incurred $849 and $1,656, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $322 and $646, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2019 and December 31, 2018, $319 and $342, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company has entered into a license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Company has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Monroe Capital” name or logo.

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 183% and 223%, respectively.

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

As of June 30, 2019, the maximum amount the Company was able to borrow was $255,000 and this borrowing can be increased to $400,000 pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of June 30, 2019, the Company had U.S. dollar borrowings of $169,850 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,790 in U.S. dollars) under the revolving credit facility. As of December 31, 2018, the Company had U.S. dollar borrowings of $117,150 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,876 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions in the Company’s consolidated statements of operations and totaled $502 and $86 for the three and six months ended June 30, 2019 and $795 and $353 for the three and six months ended June 30, 2018, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of June 30, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.7% and 5.0%, respectively.

2023 Notes: On September 12, 2018, the Company closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69,000. Aggregate underwriters’ discounts and commissions were $2,156 and deferred financing costs were $450, resulting in net proceeds of approximately $66,394. On March 20, 2019, the Company closed a registered direct offering of 1,600,000 units of 2023 Notes at an offering price of $24.75 per unit, resulting in additional aggregate principal of $40,000 and gross proceeds of $39,600. Placement agent fees were $530 and deferred financing costs were $754, resulting in net proceeds of approximately $38,316. The 2023 Notes mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of June 30, 2019, MRCC SBIC had $23,884 in cash and $148,131 in investments at fair value. As of December 31, 2018, MRCC SBIC had $13,982 in cash and $161,014 in investments at fair value.

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

As of both June 30, 2019 and December 31, 2018, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended June 30,
	2019	2018
Interest expense – revolving credit facility	$2,092	$1,551
Interest expense – 2023 Notes	1,566	—
Interest expense – SBA debentures	981	970
Amortization of deferred financing costs	468	315
Total interest and other debt financing expenses	$5,107	$2,836
Average outstanding balance	$390,293	$238,110
Average stated interest rate	4.7%	4.2%

	Six months ended June 30,
	2019	2018
Interest expense – revolving credit facility	$3,987	$3,108
Interest expense – 2023 Notes	2,622	—
Interest expense – SBA debentures	1,951	1,838
Amortization of deferred financing costs	901	596
Total interest and other debt financing expenses	$9,461	$5,542
Average outstanding balance	$364,659	$237,567
Average stated interest rate	4.7%	4.2%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2019 and December 31, 2018, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) from foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) from foreign currency forward contracts in the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£41	7/1/2019	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	3	—	Unrealized gain on foreign currency forward contracts
Total	£1,835		$23	$—

	As of December 31, 2018
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£107	1/2/2019	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£228	2/28/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	4/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	2	—	Unrealized gain on foreign currency forward contracts
Total	£2,570		$16	$—

For the three and six months ended June 30, 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $72 and $7, respectively. For the three and six months ended June 30, 2019, the Company recognized net realized gain (loss) on foreign currency forward contracts of $2 and ($6), respectively. There were no derivatives outstanding during the three and six months ended June 30, 2018.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
Total distributions declared			$0.70	$14,312	—	$—	58,300	$705

Six months ended June 30, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
Total distributions declared			$0.70	$13,870	22,308	$301	23,908	$301

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into its current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). During the six months ended June 30, 2018, the Company sold 17,140 shares at an average price of $14.21 per share for gross proceeds of $243 under the ATM program. Aggregate underwriter’s discounts and commissions were $3 and offering costs were $31, resulting in net proceeds of approximately $209. There were no stock issuances during the six months ended June 30, 2019.

Note 11. Commitments and Contingencies

Commitments: As of June 30, 2019 and December 31, 2018, the Company had $56,767 and $56,041, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans and delayed draw commitments. As described in Note 3, the Company had unfunded commitments of $14,925 and $22,800, respectively, to SLF, as of June 30, 2019 and December 31, 2018 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of June 30, 2019.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Per share data:
Net asset value at beginning of period	$12.66	$13.77
Net investment income (1)	0.69	0.81
Net gain (loss) (1)	(0.13)	(0.53)
Net increase in net assets from operations (1)	0.56	0.28
Stockholder distributions - income (2)	(0.70)	(0.70)
Net asset value at end of period	$12.52	$13.35
Net assets at end of period	$255,888	$270,708
Shares outstanding at end of period	20,444,564	20,279,405
Per share market value at end of period	$11.54	$13.48
Total return based on market value (3)	27.26%	3.38%
Total return based on average net asset value (4)	4.43%	2.07%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	11.93%	12.69%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5) (6)	13.77%	9.21%
Portfolio turnover (7)	9.06%	12.17%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2019 and 2018, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the six months ended June 30, 2019 and 2018. These ratios have been annualized unless otherwise noted.

	June 30, 2019	June 30, 2018
Ratio of interest and other debt financing expenses to average net assets	7.40%	4.08%
Ratio of total expenses (without incentive fees) to average net assets	12.92%	8.57%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (7) (8)	0.85%	0.64%

(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.22% and zero for six months ended June 30, 2019 and 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; and Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2019. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in our Annual Report and “Part II-Item 1A. Risk Factors” in this Quarterly Report.

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

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.

Our shares are currently listed on the NASDAQ Global Select Market under the symbol “MRCC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2019, our portfolio included approximately 76.7% senior secured debt, 13.2% unitranche secured debt, 3.0% junior secured debt and 7.1% equity securities, compared to December 31, 2018, when our portfolio included approximately 79.3% senior secured debt, 10.6% unitranche secured debt, 3.8% junior secured debt and 6.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded, and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt securities that are non-investment grade.

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

 Expenses

Our primary operating expenses include the payment of base management and incentive fees to MC Advisors, under the investment advisory and management agreement (the “Investment Advisory Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement (the “Administration Agreement”) and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory Agreement and Administration Agreement. Our expenses also include interest expense on our various forms of indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) in the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended June 30, 2019, we invested $31.0 million in six new portfolio companies and $29.5 million in 21 existing portfolio companies and had $24.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $35.8 million for the period.

During the six months ended June 30, 2019, we invested $67.2 million in 14 new portfolio companies and $63.4 million in 29 existing portfolio companies and had $53.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $76.8 million for the period.

During the three months ended June 30, 2018, we invested $13.6 million in five new portfolio company and $26.7 million in 14 existing portfolio companies and had $34.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $5.5 million for the period.

During the six months ended June 30, 2018, we invested $18.5 million in six new portfolio company and $54.3 million in 19 existing portfolio companies and had $60.4 million in aggregate amount of sales and principal repayments, resulting in net investments of $12.4 million for the period.

The following table shows portfolio yield by security type:

	June 30, 2019		December 31, 2018
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	10.0%	10.0%	10.2%	10.2%
Unitranche secured loans	9.7	10.1	10.3	10.8
Junior secured loans	10.7	10.7	9.0	9.0
Preferred equity securities	0.5	0.5	0.5	0.5
Total	9.9%	9.9%	10.0%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 6.1% for junior secured loans and 9.7% in total as of June 30, 2019. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 6.1% for junior secured loans and 9.7% in total as of June 30, 2019. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	June 30, 2019		December 31, 2018
Fair Value:
Senior secured loans	$483,682	76.7%	$439,068	79.3%
Unitranche secured loans	83,343	13.2	58,852	10.6
Junior secured loans	18,858	3.0	21,154	3.8
LLC equity interest in SLF	35,944	5.7	27,634	5.0
Equity securities	8,977	1.4	6,913	1.3
Total	$630,804	100.0%	$553,621	100.0%

Our portfolio composition remained relatively consistent with December 31, 2018. The slight decrease in total contractual and effective yields on the portfolio during the six months ended June 30, 2019 was primarily attributed to general decreases in LIBOR combined with market spread compression, as new portfolio investments were at a slightly lower average spread than the average spread in the existing portfolio.

The following table shows the portfolio composition by industry grouping (in thousands):

	June 30, 2019		December 31, 2018
Fair Value:
Automotive	$7,727	1.2%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	65,700	10.4	55,839	10.1
Beverage, Food & Tobacco	16,092	2.6	15,544	2.8
Chemicals, Plastics & Rubber	14,786	2.3	14,971	2.7
Construction & Building	35,013	5.6	29,791	5.4
Consumer Goods: Durable	22,632	3.6	25,212	4.5
Consumer Goods: Non-Durable	21,482	3.4	19,181	3.5
Containers, Packaging & Glass	8,331	1.3	9,694	1.8
Energy: Oil & Gas	6,727	1.1	2,516	0.4
Environmental Industries	12,631	2.0	12,195	2.2
Healthcare & Pharmaceuticals	58,151	9.2	52,769	9.5
High Tech Industries	80,540	12.8	77,954	14.1
Hotels, Gaming & Leisure	20,246	3.2	20,264	3.7
Investment Funds & Vehicles	35,944	5.7	27,634	5.0
Media: Advertising, Printing & Publishing	21,079	3.3	21,908	4.0
Media: Broadcasting & Subscription	5,676	0.9	4,483	0.8
Media: Diversified & Production	10,611	1.7	5,000	0.9
Retail	30,242	4.8	31,866	5.8
Services: Business	105,679	16.7	73,336	13.2
Services: Consumer	20,772	3.3	17,846	3.2
Wholesale	30,743	4.9	27,740	5.0
Total	$630,804	100.0%	$553,621	100.0%

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

In the event of a delinquency or a decision to rate an investment grade 4 or grade 5, the PMG, in consultation with the investment committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG will form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the investment committee have extensive experience in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,797	82.1
3	73,159	11.6
4	39,848	6.3
5	—	—
Total	$630,804	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2018 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	452,549	81.8
3	57,741	10.4
4	43,331	7.8
5	—	—
Total	$553,621	100.0%

As of June 30, 2019, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion Holdings, LLC (“Curion”) promissory notes, Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) third lien tranches, Millennial Brands LLC (“Millennial”), and Rockdale Blackhawk, LLC (“Rockdale”) pre-petition debt), and these investments totaled $14.0 million in fair value, or 2.2% of our total investments at fair value. As of December 31, 2018, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion promissory notes, ECA, Incipio third lien tranches, Millennial, and Rockdale pre-petition debt), and these investments totaled $16.8 million in fair value, or 3.0% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30,
	2019	2018
Total investment income	$16,719	$14,820
Total expenses, net of incentive fee waiver	9,646	6,914
Net investment income	7,073	7,906
Net realized gain (loss) on investments	35	—
Net realized gain (loss) on foreign currency forward contracts	2	—
Net realized gain (loss) on foreign currency and other transactions	(1)	(9)
Net realized gain (loss)	36	(9)
Net change in unrealized gain (loss) on investments	(3,691)	(4,412)
Net change in unrealized gain (loss) on foreign currency forward contracts	72	—
Net change in unrealized gain (loss) on foreign currency and other transactions	502	795
Net change in unrealized gain (loss)	(3,117)	(3,617)
Net increase (decrease) in net assets resulting from operations	$3,992	$4,280

	Six months ended June 30,
	2019	2018
Total investment income	$32,878	$29,770
Total expenses, net of incentive fee waiver	18,731	13,399
Net investment income	14,147	16,371
Net realized gain (loss) on investments	35	—
Net realized gain (loss) on foreign currency forward contracts	(6)	—
Net realized gain (loss) on foreign currency and other transactions	(2)	3
Net realized gain (loss)	27	3
Net change in unrealized gain (loss) on investments	(2,834)	(11,057)
Net change in unrealized gain (loss) on foreign currency forward contracts	7	—
Net change in unrealized gain (loss) on foreign currency and other transactions	86	353
Net change in unrealized gain (loss)	(2,741)	(10,704)
Net increase (decrease) in net assets resulting from operations	$11,433	$5,670

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2019	2018
Interest income	$14,026	$12,376
Payment-in-kind interest income	1,261	327
Dividend income (1)	888	615
Fee income	60	666
Prepayment gain (loss)	91	312
Accretion of discounts and amortization of premium	393	524
Total investment income	$16,719	$14,820

	Six months ended June 30,
	2019	2018
Interest income	$27,240	$24,673
Payment-in-kind interest income	2,315	656
Dividend income (2)	1,671	1,050
Fee income	629	1,390
Prepayment gain (loss)	204	445
Accretion of discounts and amortization of premium	819	1,556
Total investment income	$32,878	$29,770

(1)	Includes PIK dividends of $13 thousand and $265 thousand, respectively.
(2)	Includes PIK dividends of $26 thousand and $525 thousand, respectively.

The increase in investment income of $1.9 million and $3.1 million during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively, is primarily the result of an increase in interest income (including payment-in-kind interest income) due to an increase in average outstanding loan balances and an increase in dividend income from our investment in SLF, partially offset by a decrease in fee income and prepayment gain (loss).

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30,
	2019	2018
Interest and other debt financing expenses	$5,107	$2,836
Base management fees	2,723	2,202
Incentive fees, net of incentive fee waiver (1)	883	990
Professional fees	272	302
Administrative service fees	319	322
General and administrative expenses	285	225
Excise taxes	17	—
Directors’ fees	40	37
Total expenses, net of incentive fee waiver	$9,646	$6,914

	Six months ended June 30,
	2019	2018
Interest and other debt financing expenses	$9,461	$5,542
Base management fees	5,244	4,365
Incentive fees, net of incentive fee waiver (1)	2,202	1,751
Professional fees	561	609
Administrative service fees	666	646
General and administrative expenses	512	401
Excise taxes	10	11
Directors’ fees	75	74
Total expenses, net of incentive fee waiver	$18,731	$13,399

(1)	During the three and six months ended June 30, 2019, MC Advisors waived part one incentive fees (based on net investment income) of $285 thousand and $566 thousand, respectively. During the three and six months ended June 30, 2018, no incentive fees were waived. Incentive fees during the three and six months ended June 30, 2019 were limited by $424 thousand and $502 thousand, respectively, due to the Incentive Fee Limitation. During the three and six months ended June 30, 2018, incentive fees were limited by $790 thousand and $1,874 thousand, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended June 30,
	2019	2018
Interest expense – revolving credit facility	$2,092	$1,551
Interest expense – 2023 Notes	1,566	—
Interest expense – SBA debentures	981	970
Amortization of deferred financing costs	468	315
Total interest and other debt financing expenses	$5,107	$2,836
Average outstanding balance	$390,293	$238,110
Average stated interest rate	4.7%	4.2%

	Six months ended June 30,
	2019	2018
Interest expense – revolving credit facility	$3,987	$3,108
Interest expense – 2023 Notes	2,622	—
Interest expense – SBA debentures	1,951	1,838
Amortization of deferred financing costs	901	596
Total interest and other debt financing expenses	$9,461	$5,542
Average outstanding balance	$364,659	$237,567
Average stated interest rate	4.7%	4.2%

The increase in expenses of $2.7 million and $5.3 million during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively, is primarily due to an increase in interest expense as a result of additional borrowings (primarily the 2023 Notes and revolving credit facility) to support the larger average portfolio size and an increase in base management fees due to the growth in invested assets.

 Net Realized Gain (Loss)

During the three months ended June 30, 2019 and 2018, we had sales of investments of $0.7 million and zero, respectively, resulting in $35 thousand and zero of net realized gain (loss), respectively. During the six months ended June 30, 2019 and 2018, we had sales of investments of $0.7 million and zero, respectively, resulting in $35 thousand and zero of net realized gain (loss), respectively.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2019 and 2018, we had $2 thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($6) thousand and zero, respectively. During the three months ended June 30, 2019 and 2018, we had ($1) thousand and ($9) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2019 and 2018, we had ($2) thousand and $3 thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended June 30, 2019 and 2018, our investments had ($3.7) million and ($4.4) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. For the three months ended June 30, 2019 and 2018, our foreign currency forward contracts had $0.1 million and zero of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2019 and 2018, our foreign currency borrowings had $0.5 million and $0.8 million of net change in unrealized gain (loss), respectively.

For the six months ended June 30, 2019 and 2018, our investments had ($2.8) million and ($11.1) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. For the six months ended June 30, 2019 and 2018, our foreign currency forward contracts had $7 thousand and zero of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2019 and 2018, our foreign currency borrowings had $0.1 million and $0.4 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2019 and 2018, the net increase (decrease) in net assets from operations was $4.0 million and $4.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2019 and 2018, our per share net increase (decrease) in net assets resulting from operations was $0.20 and $0.21, respectively. The $0.3 million decrease during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, is primarily the result of a decrease in net investment income, partially offset by a decrease in net unrealized mark-to-market losses on investments in the portfolio.

For the six months ended June 30, 2019 and 2018, the net increase (decrease) in net assets from operations was $11.4 million and $5.7 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2019 and 2018, our per share net increase (decrease) in net assets resulting from operations was $0.56 and $0.28, respectively. The $5.7 million increase during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, is primarily the result of a decrease in net unrealized mark-to-market losses on investments in the portfolio, partially offset by a decrease in net investment income.

Liquidity and Capital Resources

As of June 30, 2019, we had $3.0 million in cash, $23.9 million in cash at MRCC SBIC, $188.6 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $66.4 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the six months ended June 30, 2019 and 2018, we experienced a net increase (decrease) in cash and restricted cash of $9.1 million and ($0.2) million, respectively. For the six months ended June 30, 2019, operating activities used $65.8 million, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments. For the six months ended June 30, 2018, operating activities used $0.4 million, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments. During the six months ended June 30, 2019, we generated $75.0 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders. During the six months ended June 30, 2018, we generated $0.2 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and SBA debenture borrowings, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of June 30, 2019 and December 31, 2018, we had 20,444,564 and 20,444,564 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding was 183% and 223%, respectively.

Stock Issuances: On May 12, 2017, we entered into our current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). During the six months ended June 30, 2018, we sold 17,140 shares at an average price of $14.21 per share for gross proceeds of $0.2 million under the ATM. Aggregate underwriter’s discounts and commissions were $3 thousand and offering costs were $31 thousand, resulting in net proceeds of approximately $0.2 million. There were no stock issuances during the six months ended June 30, 2019.

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

As of June 30, 2019, the maximum amount we are able to borrow was $255.0 million and this borrowing can be increased to $400.0 million pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. We may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of June 30, 2019, we had U.S. dollar borrowings of $169.8 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.8 million in U.S. dollars) under the revolving credit facility. As of December 31, 2018, we had U.S. dollar borrowings of $117.1 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.9 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.5 million and $0.1 million for the three and six months ended June 30, 2019, and $0.8 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of June 30, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.7% and 5.0%, respectively.

2023 Notes: On September 12, 2018, we closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69.0 million. Aggregate underwriter’s discounts and commissions were $2.2 million and deferred financing costs were $0.4 million, resulting in net proceeds of approximately $66.4 million. On March 20, 2019, we closed a registered direct offering of 1,600,000 units of 2023 Notes at an offering price of $24.75 per unit, resulting in additional aggregate principal of $40.0 million and gross proceeds of $39.6 million. Placement agent fees were $0.5 million and deferred financing costs were $0.8 million, resulting in net proceeds of approximately $38.3 million. The 2023 Notes mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of June 30, 2019, MRCC SBIC had $23.9 million in cash and $148.1 million in investments at fair value. As of December 31, 2018, MRCC SBIC had $14.0 million in cash and $161.0 million in investments at fair value.

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

As of both June 30, 2019 and December 31, 2018, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2019, totaled $7.1 million ($0.35 per share) and $14.3 million ($0.70 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2018, totaled $7.1 million ($0.35 per share) and $14.2 million ($0.70 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2019 and 2018, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

 SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both June 30, 2019 and December 31, 2018, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $70.2 million was funded. As of December 31, 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $54.4 million was funded.

As of both June 30, 2019 and December 31, 2018, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of June 30, 2019 and December 31, 2018, $35.1 million and $27.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and six months ended June 30, 2019, we received $0.9 million and $1.7 million of dividend income from our LLC equity interest in SLF, respectively. For the three and six months ended June 30, 2018, we received $0.3 million and $0.5 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of June 30, 2019 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20.0 million upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170.0 million. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2019, SLF incurred $47 thousand and $93 thousand respectively, of allocable expenses. SLF did not incur any allocable expenses for the three and six months ended June 30, 2018. There are no agreements or understandings by which we guarantee any SLF obligations.

As of June 30, 2019 and December 31, 2018, SLF had total assets at fair value of $240.8 million and $177.1 million, respectively. As of June 30, 2019 and December 31, 2018, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2019 and December 31, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw loans to its portfolio companies totaling $7.2 million and $5.5 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Senior secured loans (1)	237,875	174,267
Weighted average current interest rate on senior secured loans (2)	7.5%	7.6%
Number of borrowers in SLF	63	50
Largest portfolio company investment (1)	6,895	6,930
Total of five largest portfolio company investments (1)	29,591	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	6.83%	10/28/2024	4,298	$4,324
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.83%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.15%	6/6/2025	3,267	3,251
Novaria Holding, LLC	L+4.75%	7.15%	12/19/2024	4,312	4,312
Trident Maritime SH, Inc.	L+5.50%	7.83%	6/4/2024	4,435	4,381
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.83%	6/4/2024	340	—
				17,332	16,268
Automotive
Innovative Aftermarket Systems	L+5.50%	7.90%	1/25/2021	1,947	1,945
Wheel Pros, LLC	L+4.75%	7.15%	4/4/2025	4,957	4,914
				6,904	6,859
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc.	L+5.00%	7.33%	1/30/2026	4,975	4,901
Lightbox Intermediate, L.P.	L+5.00%	7.45%	5/11/2026	5,000	4,950
Minotaur Acquisition, Inc.	L+5.00%	7.40%	3/27/2026	2,992	2,950
Nuvei Technologies Corp.	P+3.50%	9.00%	9/26/2025	4,138	4,108
Nuvei Technologies Corp. (Delayed Draw) (c)	L+4.50%	6.89%	9/26/2025	837	708
RMS Holding Company, LLC	L+6.00%	8.58%	11/16/2022	3,991	3,974
Zenith Merger Sub, Inc.	L+5.25%	7.58%	12/13/2024	4,724	4,702
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.58%	12/13/2024	265	—
				26,922	26,293
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	8.90%	11/10/2022	4,840	4,748
SW Ingredients Holdings, LLC	L+4.00%	6.54%	7/3/2025	3,722	3,722
US Salt, LLC	L+4.75%	7.15%	1/16/2026	2,743	2,747
				11,305	11,217
Capital Equipment
Analogic Corporation	L+6.00%	8.40%	6/24/2024	4,963	4,861
				4,963	4,861
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	6.65%	4/11/2025	437	437
Peach State Labs, LLC	L+6.50%	8.94%	6/30/2021	2,836	2,794
				3,273	3,231
Construction & Building
The Cook & Boardman Group, LLC	L+5.75%	8.37%	10/20/2025	2,985	2,970
				2,985	2,970
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.44%	5/1/2024	1,828	1,700
SSH Group Holdings, Inc.	L+4.25%	6.83%	7/30/2025	2,316	2,305
				4,144	4,005
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.40%	9/26/2025	2,480	2,465
				2,480	2,465
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.90%	6/3/2026	4,333	4,298
Polychem Acquisition, LLC	L+5.00%	7.40%	3/17/2025	2,993	3,002
Port Townsend Holdings Company, Inc.	L+4.75%	7.15%	4/3/2024	4,862	4,856
PVHC Holding Corp	L+4.75%	7.08%	8/5/2024	3,300	3,218
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.08%	8/5/2024	425	—
				15,913	15,374
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.65%	7/30/2025	4,617	4,599
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.65%	7/30/2025	16	—
Offen, Inc. (d)	L+5.00%	7.40%	6/22/2026	2,448	2,424
Offen, Inc. (Delayed Draw) (c) (d)	L+5.00%	7.40%	6/22/2026	885	—
				7,966	7,023
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.58%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.58%	3/17/2025	601	598
P&L Developments, LLC (d)	L+7.50%	9.90%	6/28/2024	3,000	2,925
Radiology Partners, Inc.	L+4.75%	7.34%	7/9/2025	4,975	4,974
Solara Medical Supplies, LLC	L+6.00%	8.40%	2/27/2024	5,543	5,543
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.40%	2/27/2024	1,072	429
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.40%	2/27/2024	714	—
				18,233	16,785
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.58%	5/24/2023	3,308	3,292
Corel Corporation	L+5.00%	7.52%	6/4/2024	3,642	3,642
Corel Corporation (d)	L+5.00%	7.40%	7/2/2026	2,500	2,394
Datto, Inc.	L+4.25%	6.58%	4/2/2026	3,333	3,354
Gigamon, Inc.	L+4.25%	6.65%	12/27/2024	2,955	2,881
LW Buyer, LLC (d)	L+5.00%	7.40%	12/30/2024	5,000	4,950
Perforce Software, Inc.	L+4.50%	6.93%	12/27/2024	1,990	1,986
Perforce Software, Inc. (d)	L+4.50%	6.90%	7/1/2026	3,333	3,333
TGG TS Acquisition Company	L+6.50%	8.93%	12/12/2025	4,290	4,274
				30,351	30,106
Hotels, Gaming & Leisure
Tait LLC	L+5.00%	7.41%	3/28/2025	4,231	4,146
Tait LLC (Revolver) (c)	L+5.00%	7.41%	3/28/2025	769	—
				5,000	4,146
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.63%	9/11/2023	4,975	4,962
Cadent, LLC (Revolver) (c)	L+5.25%	7.63%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	7.40%	5/21/2026	4,428	4,318
				9,570	9,280
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.08%	12/20/2024	6,895	6,886
Stats Intermediate Holding, LLC (d)	L+5.25%	7.65%	7/12/2026	5,000	4,950
				11,895	11,836
Services: Business
CHA Holdings, Inc.	L+4.50%	6.83%	4/10/2025	2,033	2,030
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	6.81%	4/10/2025	446	428
Eliassen Group, LLC	L+4.50%	6.90%	11/5/2024	3,040	3,040
Engage2Excel, Inc.	L+6.50%	9.36%	3/7/2023	4,320	4,286
Engage2Excel, Inc.	L+6.50%	9.12%	3/7/2023	779	773
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	9.12%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	11.00%	3/7/2023	545	159
GI Revelation Acquisition LLC	L+5.00%	7.40%	4/16/2025	1,386	1,376
North Haven CA Holdings, Inc.	L+4.50%	6.83%	10/2/2023	4,618	4,618
Orbit Purchaser LLC	L+4.50%	7.19%	10/21/2024	2,500	2,489
Orbit Purchaser LLC	L+4.50%	7.05%	10/21/2024	1,931	1,922
Orbit Purchaser LLC	L+4.50%	7.19%	10/21/2024	565	562
Output Services Group, Inc.	L+4.25%	6.65%	3/27/2024	4,940	4,470
SIRVA Worldwide, Inc.	L+5.50%	7.90%	8/4/2025	1,975	1,922
The Kleinfelder Group, Inc.	L+4.75%	7.12%	11/29/2024	2,488	2,474
				32,066	30,549
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	7.08%	12/18/2025	4,975	4,932
LegalZoom.com, Inc.	L+4.50%	6.90%	11/21/2024	2,735	2,754
WeddingWire, Inc.	L+4.50%	6.90%	12/19/2025	1,161	1,165
				8,871	8,851
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.40%	7/21/2025	1,824	1,829
Mavenir Systems, Inc.	L+6.00%	8.42%	5/8/2025	3,960	3,957
				5,784	5,786
Transportation: Cargo
GlobalTranz Enterprises LLC	L+5.00%	7.39%	5/15/2026	3,312	3,217
GlobalTranz Enterprises LLC (Delayed Draw) (c)	L+5.00%	7.39%	5/15/2026	855	—
				4,167	3,217
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.65%	10/1/2025	1,741	1,740
				1,741	1,740
Wholesale
AmeriLife Group, LLC	L+4.50%	6.90%	6/12/2026	2,924	2,929
AmeriLife Group, LLC (Delayed Draw) (c)	L+4.50%	6.90%	6/12/2026	410	—
BMC Acquisition, Inc.	L+5.25%	7.65%	12/30/2024	4,925	4,925
HALO Buyer, Inc.	L+4.50%	6.90%	6/27/2025	4,950	4,901
				13,209	12,755

TOTAL INVESTMENTS					$235,617

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of June 30, 2019. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of June 30, 2019.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

 (in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holding, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V.	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel Corporation (d)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orbit Purchaser LLC	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orbit Purchaser LLC (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies, except for Loparex International B.V.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2018. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2018.

Below is certain summarized financial information for SLF as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value	$235,617	$172,341
Cash	145	448
Restricted cash	4,159	3,838
Interest receivable	806	456
Other assets	30	39
Total assets	$240,757	$177,122
Liabilities
Revolving credit facility	$143,254	$101,060
Less: Unamortized deferred financing costs	(1,627)	(1,625)
Total debt, less unamortized deferred financing costs	141,627	99,435
Payable for open trades	26,387	21,746
Interest payable	566	457
Accounts payable and accrued expenses	289	216
Total liabilities	168,869	121,854
Members’ capital	71,888	55,268
Total liabilities and members’ capital	$240,757	$177,122

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Investment income:
Interest income	$3,887	$1,399	$7,335	$2,179
Total investment income	3,887	1,399	7,335	2,179
Expenses:
Interest and other debt financing expenses	1,771	605	3,369	649
Organizational costs	—	5	—	11
Professional fees	164	22	340	62
Total expenses	1,935	632	3,709	722
Net investment income (loss)	1,952	767	3,626	1,457
Net gain (loss):
Net change in unrealized gain (loss)	21	454	533	999
Net gain (loss)	21	454	533	999
Net increase (decrease) in members’ capital	$1,973	$1,221	$4,159	$2,456

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2019, and December 31, 2018, we had outstanding commitments to fund investments, excluding investments in SLF, totaling $56.8 million and $56.0 million, respectively. As of June 30, 2019, and December 31, 2018, we had unfunded commitments to SLF of $14.9 million and $22.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Significant Accounting Estimates and Critical Accounting Policies

Revenue Recognition

We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The Board generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on our consolidated statements of operations. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized gain (loss) on secured borrowings in the consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the revolving credit facility borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions.

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Agreement). This fee equals 20% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the Investment Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the three and six months ended June 30, 2019 and 2018, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our SBA debentures and the 2023 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(1,423)	$(472)	$(951)
Up 100 basis points	5,261	1,886	3,735
Up 200 basis points	11,362	3,773	7,589
Up 300 basis points	17,103	5,659	11,444

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of June 30, 2019, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.8 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of June 30, 2019, we had foreign currency forward contracts in place for £1.8 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently-enacted legislation allows us to incur additional leverage, which could increase the risk of investing in us.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA amended the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCAA, BDCs are allowed to reduce their asset coverage requirement to 150%, and thereby increase leverage capacity, if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to reduce its asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCAA allows the majority of a BDCs independent directors to approve the reduction in its asset coverage requirement to 150%, and such approval would become effective after one year. In either case, a BDC would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to reduce its asset coverage requirement to 150%, its leverage capacity and usage, and risks related to leverage.

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

Date: August 6, 2019	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: August 6, 2019	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

