Form 10-Q
period 2019-09-30
MONROE CAPITAL Corp
filed 2019-11-06
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$553,035	$468,720
Non-controlled affiliate company investments	61,746	57,267
Controlled affiliate company investments	42,669	27,634
Total investments, at fair value (amortized cost of: $675,060 and $564,124, respectively)	657,450	553,621
Cash	3,199	3,744
Restricted cash	20,776	13,982
Unrealized gain on foreign currency forward contracts	83	16
Interest receivable	10,714	7,774
Other assets	576	692
Total assets	692,798	579,829

LIABILITIES
Debt:
Revolving credit facility	216,638	136,026
2023 Notes	109,000	69,000
SBA debentures payable	115,000	115,000
Total debt	440,638	320,026
Less: Unamortized deferred financing costs	(8,504)	(6,262)
Total debt, less unamortized deferred financing costs	432,134	313,764
Interest payable	1,787	2,550
Management fees payable	2,785	2,318
Incentive fees payable	853	—
Accounts payable and accrued expenses	2,814	2,430
Directors' fees payable	40	—
Total liabilities	440,413	321,062
Net assets	$252,385	$258,767

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,445 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,911	288,911
Accumulated undistributed (overdistributed) earnings	(36,546)	(30,164)
Total net assets	$252,385	$258,767

Net asset value per share	$12.34	$12.66

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$14,308	$10,817	$40,881	$34,305
Payment-in-kind interest income	156	121	369	384
Dividend income	13	288	39	813
Fee income	57	188	686	1,495
Total investment income from non-controlled/non-affiliate company investments	14,534	11,414	41,975	36,997
Non-controlled affiliate company investments:
Interest income	231	1,203	1,921	4,389
Payment-in-kind interest income	1,465	612	3,567	1,005
Fee income	—	—	—	83
Total investment income from non-controlled affiliate company investments	1,696	1,815	5,488	5,477
Controlled affiliate company investments:
Dividend income	1,100	550	2,745	1,075
Total investment income from controlled affiliate company investments	1,100	550	2,745	1,075
Total investment income	17,330	13,779	50,208	43,549

Operating expenses:
Interest and other debt financing expenses	5,549	2,895	15,010	8,437
Base management fees	2,785	2,196	8,029	6,561
Incentive fees	1,469	—	4,237	1,751
Professional fees	262	260	823	869
Administrative service fees	322	327	988	973
General and administrative expenses	281	338	793	739
Excise taxes	—	—	10	11
Directors' fees	40	37	115	111
Expenses before incentive fee waiver	10,708	6,053	30,005	19,452
Incentive fee waiver	(616)	—	(1,182)	—
Total expenses, net of incentive fee waiver	10,092	6,053	28,823	19,452
Net investment income	7,238	7,726	21,385	24,097

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	11	(1,414)	46	(1,414)
Non-controlled affiliate company investments	—	(4,186)	—	(4,186)
Foreign currency forward contracts	16	—	10	—
Foreign currency and other transactions	(1)	(11)	(3)	(8)
Net realized gain (loss)	26	(5,611)	53	(5,608)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(1,568)	(5,981)	(2,029)	(6,661)
Non-controlled affiliate company investments	(2,355)	2,396	(5,163)	(8,684)
Controlled affiliate company investments	(350)	275	85	978
Foreign currency forward contracts	60	(58)	67	(58)
Foreign currency and other transactions	602	260	688	613
Net change in unrealized gain (loss)	(3,611)	(3,108)	(6,352)	(13,812)

Net gain (loss)	(3,585)	(8,719)	(6,299)	(19,420)

Net increase (decrease) in net assets resulting from operations	$3,653	$(993)	$15,086	$4,677

Per common share data:
Net investment income per share - basic and diluted	$0.35	$0.38	$1.05	$1.19
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.17	$(0.05)	$0.73	$0.23
Weighted average common shares outstanding - basic and diluted	20,445	20,417	20,445	20,301

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at June 30, 2018	20,279	$20	$286,651	$(15,963)	$270,708
Net investment income	—	—	—	7,726	7,726
Net realized gain (loss)	—	—	—	(5,611)	(5,611)
Net change in unrealized gain (loss)	—	—	—	(3,108)	(3,108)
Issuance of common stock, net of offering and underwriting costs	166	—	2,193	—	2,193
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at September 30, 2018	20,445	$20	$288,844	$(24,112)	$264,752

Balances at June 30, 2019	20,445	$20	$288,911	$(33,043)	$255,888
Net investment income	—	—	—	7,238	7,238
Net realized gain (loss)	—	—	—	26	26
Net change in unrealized gain (loss)	—	—	—	(3,611)	(3,611)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at September 30, 2019	20,445	$20	$288,911	$(36,546)	$252,385

	Common Stock		Capital in	Accumulated undistributed
	Number of shares	Par value	excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2017	20,240	$20	$286,141	$(7,462)	$278,699
Net investment income	—	—	—	24,097	24,097
Net realized gain (loss)	—	—	—	(5,608)	(5,608)
Net change in unrealized gain (loss)	—	—	—	(13,812)	(13,812)
Issuance of common stock, net of offering and underwriting costs	183	—	2,402	—	2,402
Distributions to stockholders	22	—	301	(21,327)	(21,026)
Balances at September 30, 2018	20,445	$20	$288,844	$(24,112)	$264,752

Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	21,385	21,385
Net realized gain (loss)	—	—	—	53	53
Net change in unrealized gain (loss)	—	—	—	(6,352)	(6,352)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(21,468)	(21,468)
Balances at September 30, 2019	20,445	$20	$288,911	$(36,546)	$252,385

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,086	$4,677
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(46)	5,600
Net realized (gain) loss on foreign currency forward contracts	(10)	—
Net realized (gain) loss on foreign currency and other transactions	3	8
Net change in unrealized (gain) loss on investments	7,107	14,367
Net change in unrealized (gain) loss on foreign currency forward contracts	(67)	58
Net change in unrealized (gain) loss on foreign currency and other transactions	(688)	(613)
Payment-in-kind interest income	(3,936)	(1,389)
Payment-in-kind dividend income	—	(792)
Net accretion of discounts and amortization of premiums	(1,180)	(1,837)
Proceeds from principal payments, sales of investments and settlement of forward contracts	82,599	120,840
Purchases of investments	(188,363)	(124,944)
Amortization of deferred financing costs	1,374	951
Changes in operating assets and liabilities:
Interest receivable	(2,940)	(1,047)
Other assets	116	268
Interest payable	(763)	(769)
Management fees payable	467	132
Incentive fees payable	853	(1,157)
Accounts payable and accrued expenses	384	415
Directors' fees payable	40	37
Net cash provided by (used in) operating activities	(89,964)	14,805

Cash flows from financing activities:
Borrowings on revolving credit facility	309,250	86,107
Repayments of revolving credit facility	(227,950)	(151,050)
Proceeds from 2023 Notes	40,000	69,000
SBA debentures borrowings	—	5,480
Payments of deferred financing costs	(3,616)	(3,002)
Proceeds from shares sold, net of offering and underwriting costs	—	2,402
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $301, respectively	(21,468)	(21,026)
Net cash provided by (used in) financing activities	96,216	(12,089)

Net increase (decrease) in Cash and Restricted Cash	6,252	2,716
Effect of foreign currency exchange rates	(3)	(8)
Cash and Restricted Cash, beginning of period	17,726	7,199
Cash and Restricted Cash, end of period	$23,975	$9,907

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$14,343	$8,197
Cash paid (refund received) for excise taxes during the period	$(13)	$91

The following tables provide a reconciliation of cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	September 30, 2019	December 31, 2018
Cash	$3,199	$3,744
Restricted cash	20,776	13,982
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$23,975	$17,726

	September 30, 2018	December 31, 2017
Cash	$3,969	$4,332
Restricted cash	5,938	2,867
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$9,907	$7,199

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+ 8.25%	10.29%	4/24/2018	4/24/2023	2,850	$2,805	$2,623	1.0%
Magneto & Diesel Acquisition, Inc.	L+ 5.50%	7.54%	12/18/2018	12/18/2023	4,963	4,886	4,964	2.0%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+ 5.50%	7.54%	12/18/2018	12/18/2023	500	125	125	0.1%
					8,313	7,816	7,712	3.1%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (g) (h)	L+ 8.50%	10.54%	4/15/2019	4/14/2023	5,404	5,343	5,439	2.2%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+ 7.50%	9.60%	2/24/2017	2/24/2022	18,900	14,731	14,731	5.8%
HFZ Capital Group, LLC (h)	L+ 10.17%	12.32% Cash/ 0.17% PIK (i)	10/20/2017	11/12/2019	18,000	17,988	18,002	7.1%
HFZ Member RB Portfolio LLC (Delayed Draw) (f) (g) (h)	L+ 12.00%	14.32%	10/30/2018	10/29/2021	9,000	5,164	5,086	2.0%
Liftforward SPV II, LLC (f) (g) (h)	L+ 10.75%	12.79%	11/10/2016	11/10/2020	10,000	3,985	4,006	1.6%
PKS Holdings, LLC (h)	L+ 12.75%	14.85%	11/30/2017	11/30/2022	1,688	1,549	1,694	0.7%
PKS Holdings, LLC (Revolver) (f) (h)	L+ 10.75%	12.85%	11/30/2017	11/30/2022	80	—	—	0.0%
TCP-NG (U.S.), L.L.C. (h)	L+ 7.25%	9.35%	8/23/2019	8/22/2024	3,000	2,952	2,998	1.2%
TCP-NG (U.S.), L.L.C. (Revolver) (f) (h)	L+ 7.25%	9.35%	8/23/2019	8/22/2024	180	—	—	0.0%
					66,252	51,712	51,956	20.6%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+ 6.00%	8.53%	8/19/2016	8/23/2022	6,790	6,750	6,090	2.4%
Toojay's Management LLC	L+ 5.50%	7.54%	10/26/2018	10/26/2022	3,474	3,417	3,470	1.4%
Toojay's Management LLC	L+ 5.50%	7.54%	10/26/2018	10/26/2022	476	476	476	0.2%
Toojay's Management LLC (Revolver)	L+ 5.50%	7.54%	10/26/2018	10/26/2022	318	318	318	0.1%
					11,058	10,961	10,354	4.1%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+ 6.50%	8.54%	8/31/2018	8/31/2023	891	876	909	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+ 6.50%	8.54%	8/31/2018	8/31/2023	510	60	61	0.0%
Midwest Composite Technologies, LLC (Revolver) (f)	L+ 6.50%	8.54%	8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products, LLC	L+ 7.50%	9.54%	6/18/2018	6/19/2023	1,574	1,548	1,552	0.6%
Valudor Products, LLC (j)	L+ 7.50%	9.54%	6/18/2018	6/19/2023	211	206	207	0.1%
Valudor Products, LLC (Revolver) (f)	L+ 9.50%	11.54%	6/18/2018	6/19/2023	818	341	336	0.1%
					4,094	3,031	3,065	1.2%
Construction & Building
Cali Bamboo, LLC	L+ 7.00%	9.04%	7/10/2015	7/10/2020	7,875	7,829	7,750	3.0%
Cali Bamboo, LLC (Revolver) (f)	L+ 7.00%	9.04%	7/10/2015	7/10/2020	2,165	758	746	0.3%
Construction Supply Acquisition, LLC	L+ 6.00%	8.12%	11/27/2018	6/30/2023	4,368	4,349	4,357	1.7%
Dude Solutions Holdings, Inc.	L+ 7.00%	9.04%	6/14/2019	6/13/2025	10,000	9,781	9,995	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+ 7.00%	9.04%	6/14/2019	6/13/2025	1,304	—	—	0.0%
					25,712	22,717	22,848	9.0%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+ 5.75%	7.79%	10/12/2018	10/12/2023	9,392	9,232	9,393	3.7%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+ 5.75%	7.79%	10/12/2018	10/12/2023	931	—	—	0.0%
Parterre Flooring & Surface Systems, LLC (k)	L+ 9.00%	11.04%	8/22/2017	8/22/2022	8,550	8,441	8,135	3.2%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+ 9.00%	11.04%	8/22/2017	8/22/2022	696	696	659	0.3%
					19,569	18,369	18,187	7.2%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+ 6.00%	8.05%	2/14/2019	12/19/2025	1,985	1,966	1,985	0.8%
					1,985	1,966	1,985	0.8%
Energy: Oil & Gas
BJ Services, LLC	L+ 7.00%	9.10%	1/28/2019	1/3/2023	4,387	4,350	4,384	1.7%
Landpoint, LLC	L+ 10.00%	12.04%	12/17/2013	12/20/2019	1,821	1,820	1,821	0.7%
Landpoint, LLC (Revolver) (f)	L+ 10.00%	12.04%	12/17/2013	12/20/2019	313	—	—	0.0%
					6,521	6,170	6,205	2.4%
Environmental Industries
StormTrap, LLC	L+ 5.50%	7.54%	12/10/2018	12/8/2023	7,940	7,818	7,880	3.1%
StormTrap, LLC (Revolver) (f)	L+ 5.50%	7.54%	12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (k)	L+ 7.00%	9.04%	4/29/2016	9/30/2021	2,893	2,864	2,880	1.1%
Synergy Environmental Corporation (k)	L+ 7.00%	9.04%	4/29/2016	9/30/2021	484	479	481	0.2%
Synergy Environmental Corporation (Delayed Draw) (f) (g)	L+ 7.00%	9.04%	4/29/2016	9/30/2021	1,310	827	823	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+ 7.00%	9.04%	4/29/2016	9/30/2021	671	471	469	0.2%
					13,730	12,459	12,533	4.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (h) (l)	L+ 7.00%	9.04%		9/13/2017	9/13/2022		4,238	$4,182	$4,212	1.7%
American Optics Holdco, Inc. (h) (l)	L+ 7.00%	9.04%		9/13/2017	9/13/2022		1,648	1,623	1,638	0.6%
American Optics Holdco, Inc. (Revolver) (f) (h) (l)	L+ 7.00%	9.04%		9/13/2017	9/13/2022		440	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (h) (l)	L+ 7.00%	9.04%		9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+ 5.25%	7.29%		4/8/2019	4/8/2024		3,491	3,426	3,491	1.4%
Apotheco, LLC (Delayed Draw) (f) (g)	L+ 5.25%	7.29%		4/8/2019	4/8/2024		1,647	—	—	0.0%
Apotheco, LLC (Revolver) (f)	L+ 5.25%	7.29%		4/8/2019	4/8/2024		909	159	159	0.1%
Familia Dental Group Holdings, LLC (k)	L+ 8.00%	10.04%		4/8/2016	4/8/2021		5,019	4,988	4,648	1.8%
Familia Dental Group Holdings, LLC	L+ 8.00%	10.04%		4/8/2016	4/8/2021		483	483	447	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+ 8.00%	10.04%		4/8/2016	4/8/2021		573	372	345	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/30/2018	n/a	(m)	198	198	198	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/6/2018	n/a	(m)	8,877	8,877	8,877	3.5%
Rockdale Blackhawk, LLC	L+ 13.00%	15.04	%(n)	3/31/2015	3/31/2020		10,923	10,465	8,842	3.5%
							38,886	34,773	32,857	13.0%
High Tech Industries
Host Analytics, Inc.	L+ 6.00%	8.10%		12/28/2018	12/28/2023		9,500	9,332	9,481	3.8%
Host Analytics, Inc. (Revolver) (f)	L+ 6.00%	8.10%		12/28/2018	12/28/2023		442	—	—	0.0%
Mindbody, Inc.	L+ 7.00%	9.06%		2/15/2019	2/14/2025		6,333	6,220	6,330	2.5%
Mindbody, Inc. (Revolver) (f)	L+ 7.00%	9.06%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+ 5.50%	7.60%		6/30/2017	6/30/2022		13,345	13,224	13,345	5.3%
Newforma, Inc. (Revolver) (f)	L+ 5.50%	7.60%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+ 7.50%	9.54%		12/11/2017	12/12/2022		3,368	3,321	3,349	1.3%
Prototek Sheetmetal Fabrication, LLC	L+ 7.50%	9.54%		6/27/2019	12/12/2022		1,600	1,570	1,591	0.6%
Prototek Sheetmetal Fabrication, LLC	L+ 7.50%	9.54%		12/11/2017	12/12/2022		2,301	2,301	2,288	0.9%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+ 7.50%	9.54%		12/11/2017	12/12/2022		233	—	—	0.0%
Recorded Future, Inc.	L+ 6.75%	8.79%		7/3/2019	7/3/2025		7,333	7,190	7,332	2.9%
Recorded Future, Inc. (Delayed Draw) (f) (g)	L+ 6.75%	8.79%		7/3/2019	7/3/2025		587	—	—	0.0%
Recorded Future, Inc. (Revolver) (f)	L+ 6.75%	8.79%		7/3/2019	7/3/2025		880	—	—	0.0%
RPL Bidco Limited (h) (l) (o)	L+ 7.50%	8.26%		11/9/2017	11/9/2023		13,207	14,073	13,208	5.2%
RPL Bidco Limited (Delayed Draw) (f) (g) (h) (l) (o)	L+ 7.50%	8.26%		5/22/2018	11/9/2023		1,966	—	—	0.0%
RPL Bidco Limited (Revolver) (f) (h) (l) (o)	L+ 7.50%	8.26%		11/9/2017	11/9/2023		492	—	—	0.0%
WillowTree, LLC	L+ 5.50%	7.54%		10/9/2018	10/9/2023		7,920	7,802	7,964	3.2%
WillowTree, LLC (Revolver) (f)	L+ 5.50%	7.54%		10/9/2018	10/9/2023		1,000	962	962	0.4%
							72,424	65,995	65,850	26.1%
Hotels, Gaming & Leisure
TRG, LLC	L+ 12.96%	9.60% Cash/ 5.46% PIK	(p)	12/23/2014	2/14/2020		17,110	17,094	18,308	7.2%
TRG, LLC (CapEx)	L+ 9.50%	9.60% Cash/ 2.00% PIK		9/1/2015	2/14/2020		1,363	1,362	1,458	0.6%
TRG, LLC (Revolver) (f)	L+ 9.50%	11.60%		12/23/2014	2/14/2020		262	131	140	0.1%
							18,735	18,587	19,906	7.9%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+ 8.50%	10.60%		12/22/2016	12/22/2021		3,460	3,425	3,465	1.4%
Destination Media, Inc. (k)	L+ 5.50%	7.54%		4/7/2017	4/7/2022		4,825	4,783	4,867	1.9%
Destination Media, Inc. (Revolver) (f)	L+ 5.50%	7.54%		4/7/2017	4/7/2022		542	—	—	0.0%
MC Sign Lessor Corp.	L+ 7.00%	9.11%		12/22/2017	8/30/2024		15,720	15,636	15,779	6.3%
MC Sign Lessor Corp. (Revolver) (f)	L+ 7.00%	9.11%		12/22/2017	8/30/2024		3,490	1,047	1,047	0.4%
							28,037	24,891	25,158	10.0%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+ 12.00%	6.62% Cash/ 8.00% PIK		5/2/2019	11/2/2022		1,225	1,213	1,219	0.5%
Vice Group Holding Inc. (Delayed Draw) (f) (g)	L+ 9.00%	11.62%		5/2/2019	11/2/2022		400	—	—	0.0%
Vice Group Holding Inc. (Delayed Draw) (f) (g)	L+ 9.00%	11.62%		5/2/2019	11/2/2022		400	—	—	0.0%
							2,025	1,213	1,219	0.5%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+ 5.75%	7.79%		1/4/2019	1/4/2024		1,985	1,950	1,984	0.8%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+ 5.75%	7.79%		1/4/2019	1/4/2024		320	—	—	0.0%
Crownpeak Technology, Inc.	L+ 6.25%	8.35%		2/28/2019	2/28/2024		4,000	3,928	4,029	1.6%
Crownpeak Technology, Inc. (Delayed Draw) (f) (g)	L+ 6.25%	8.37%		2/28/2019	2/28/2024		333	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+ 6.25%	8.37%		2/28/2019	2/28/2024		167	—	—	0.0%
							6,805	5,938	6,073	2.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Retail
Bluestem Brands, Inc.	L+ 7.50%	9.54%	6/26/2015	11/6/2020		2,315	$2,309	$1,756	0.7%
Forman Mills, Inc. (k)	L+ 9.50%	9.54% Cash/ 2.00% PIK	10/4/2016	10/4/2021		8,202	8,125	7,628	3.0%
LuLu's Fashion Lounge, LLC	L+ 9.00%	11.04%	8/21/2017	8/29/2022		4,250	4,168	4,182	1.7%
The Worth Collection, Ltd. (k)	L+ 8.50%	6.29% Cash/ 4.25% PIK (n)	9/29/2016	9/29/2021		10,709	10,364	6,816	2.7%
Yandy Holding, LLC	L+ 11.00%	13.04%	9/30/2014	n/a	(m)	3,643	3,643	3,639	1.4%
Yandy Holding, LLC (Revolver) (f)	L+ 11.00%	13.04%	9/30/2014	n/a	(m)	907	—	—	0.0%
						30,026	28,609	24,021	9.5%
Services: Business
APCO Worldwide, Inc.	L+ 8.00%	10.04%	6/30/2017	6/30/2022		4,687	4,629	4,641	1.8%
Arcserve (USA) LLC	L+ 6.00%	8.12%	5/1/2019	5/1/2024		4,785	4,694	4,792	1.9%
Atlas Sign Industries of FLA, LLC (k)	L+ 11.50%	12.54% Cash/ 1.00% PIK	5/14/2018	5/15/2023		3,518	3,323	3,300	1.3%
Burroughs, Inc. (k)	L+ 8.00%	9.60% Cash/ 0.50% PIK	12/22/2017	12/22/2022		5,790	5,728	5,679	2.3%
Burroughs, Inc. (Revolver) (f)	L+ 8.00%	9.60% Cash/ 0.50% PIK	12/22/2017	12/22/2022		1,215	1,165	1,165	0.5%
Certify, Inc.	L+ 5.75%	7.79%	2/28/2019	2/28/2024		9,000	8,876	8,921	3.5%
Certify, Inc. (Delayed Draw) (f) (g)	L+ 5.75%	7.79%	2/28/2019	2/28/2024		1,227	409	406	0.2%
Certify, Inc. (Revolver) (f)	L+ 5.75%	7.79%	2/28/2019	2/28/2024		409	—	—	0.0%
First Call Resolution, LLC (k)	L+ 7.00%	9.10%	9/22/2017	9/22/2022		3,721	3,679	3,758	1.5%
First Call Resolution, LLC	L+ 7.00%	9.10%	9/28/2018	9/22/2022		9,077	8,960	9,167	3.6%
HaystackID LLC	L+ 6.50%	8.54%	1/14/2019	1/12/2024		4,962	4,876	4,958	2.0%
HaystackID LLC (Revolver) (f)	L+ 6.50%	8.54%	1/14/2019	1/12/2024		403	81	80	0.0%
HS4 Acquisitionco, Inc.	L+ 6.75%	8.85%	7/9/2019	7/9/2025		10,050	9,853	10,040	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+ 6.75%	8.85%	7/9/2019	7/9/2025		817	—	—	0.0%
IT Global Holding LLC	L+ 9.00%	11.04%	11/15/2018	11/10/2023		10,303	10,124	10,281	4.1%
IT Global Holding LLC	L+ 9.00%	11.04%	7/19/2019	11/10/2023		3,840	3,764	3,832	1.5%
IT Global Holding LLC (Revolver)	L+ 9.00%	11.04%	11/15/2018	11/10/2023		875	875	875	0.3%
Kaseya Traverse, Inc.	L+ 6.50%	7.72% Cash/ 1.00% PIK	5/3/2019	5/2/2025		6,010	5,895	5,988	2.4%
Kaseya Traverse, Inc. (Delayed Draw) (f) (g)	L+ 6.50%	7.69% Cash/ 1.00% PIK	5/3/2019	5/2/2025		723	94	94	0.0%
Kaseya Traverse, Inc. (Revolver) (f)	L+ 6.50%	8.60%	5/3/2019	5/2/2025		506	145	144	0.1%
Madison Logic, Inc. (k)	L+ 8.00%	10.04%	11/30/2016	11/30/2021		9,681	9,582	9,681	3.8%
Madison Logic, Inc. (Revolver) (f)	L+ 8.00%	10.04%	11/30/2016	11/30/2021		988	—	—	0.0%
RedZone Robotics, Inc.	L+ 8.75%	8.79% Cash/ 2.00% PIK	6/1/2018	6/5/2023		646	636	588	0.2%
RedZone Robotics, Inc. (Revolver) (f)	L+ 6.75%	8.79%	6/1/2018	6/5/2023		158	—	—	0.0%
Security Services Acquisition Sub Corp. (k)	L+ 6.00%	8.03%	2/15/2019	2/15/2024		3,483	3,422	3,476	1.4%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (k)	L+ 6.00%	8.03%	2/15/2019	2/15/2024		2,496	1,766	1,763	0.7%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (k)	L+ 6.00%	8.03%	2/15/2019	2/15/2024		2,186	520	518	0.2%
Security Services Acquisition Sub Corp. (Revolver) (f)	L+ 6.00%	8.03%	2/15/2019	2/15/2024		1,042	104	104	0.1%
TRP Construction Group, LLC (k)	L+ 7.50%	9.54%	10/5/2017	10/5/2022		7,863	7,760	7,800	3.1%
TRP Construction Group, LLC	L+ 7.50%	9.54%	9/5/2018	10/5/2022		6,709	6,709	6,655	2.6%
TRP Construction Group, LLC (Revolver) (f)	L+ 7.50%	9.54%	10/5/2017	10/5/2022		2,133	—	—	0.0%
VPS Holdings, LLC	L+ 7.00%	9.04%	10/5/2018	10/4/2024		4,906	4,819	4,818	1.9%
VPS Holdings, LLC	L+ 7.00%	9.04%	10/5/2018	10/4/2024		4,000	4,000	3,928	1.6%
VPS Holdings, LLC (Revolver) (f)	L+ 7.00%	9.04%	10/5/2018	10/4/2024		1,000	100	100	0.1%
						129,209	116,588	117,552	46.7%
Services: Consumer
Mammoth Holdings, LLC	L+ 6.00%	8.32%	10/16/2018	10/16/2023		1,985	1,952	1,981	0.8%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+ 6.00%	8.32%	10/16/2018	10/16/2023		4,167	3,260	3,253	1.3%
Mammoth Holdings, LLC (Revolver) (f)	L+ 6.00%	8.32%	10/16/2018	10/16/2023		500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+ 6.50%	8.61%	7/1/2015	7/1/2020		4,072	4,056	4,072	1.6%
PeopleConnect Intermediate, LLC	L+ 12.50%	14.61%	7/1/2015	7/1/2020		4,536	4,516	4,529	1.8%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+ 9.50%	11.61%	7/1/2015	7/1/2020		236	—	—	0.0%
						15,496	13,784	13,835	5.5%
Wholesale
Mid-West Wholesale Hardware Co. (q)	L+ 8.00%	10.04%	2/9/2017	2/9/2022		19,423	19,184	19,423	7.7%
Mid-West Wholesale Hardware Co. (Revolver) (f)	L+ 8.00%	10.04%	2/9/2017	2/9/2022		5,491	5,034	5,034	2.0%
Nearly Natural, Inc. (k)	L+ 7.00%	9.10%	12/15/2017	12/15/2022		6,878	6,782	6,811	2.7%
Nearly Natural, Inc. (Delayed Draw) (f) (g) (k)	L+ 7.00%	9.10%	8/28/2019	12/15/2022		1,924	349	346	0.1%
Nearly Natural, Inc. (Revolver) (f)	L+ 7.00%	9.10%	12/15/2017	12/15/2022		1,522	457	457	0.2%
						35,238	31,806	32,071	12.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						534,115	477,385	473,387	187.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (r)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+ 6.00%	8.04%	6/23/2017	6/23/2022	10,477	$10,381	$10,178	4.0%
MFG Chemical, LLC	L+ 6.00%	8.04%	3/15/2018	6/23/2022	1,124	1,124	1,091	0.4%
					11,601	11,505	11,269	4.4%
Construction & Building
Inland Pipe Rehabilitation LLC	L+ 5.50%	7.60%	12/27/2018	12/26/2024	12,406	12,178	12,515	5.0%
					12,406	12,178	12,515	5.0%
Consumer Goods: Durable
RugsUSA, LLC	L+ 6.50%	8.55%	5/2/2018	4/28/2023	4,000	3,971	3,992	1.6%
					4,000	3,971	3,992	1.6%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (s)	L+ 6.50%	8.60%	7/18/2019	4/12/2022	10,015	10,015	10,015	4.0%
Priority Ambulance, LLC (t)	L+ 6.50%	8.60%	4/12/2017	4/12/2022	1,253	1,232	1,255	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+ 6.50%	8.60%	7/18/2019	4/12/2022	246	—	—	0.0%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+ 6.50%	8.60%	12/13/2018	4/12/2022	2,480	691	692	0.2%
					13,994	11,938	11,962	4.7%
High Tech Industries
Energy Services Group, LLC	L+ 8.42%	10.46%	5/4/2017	5/4/2022	4,226	4,192	4,210	1.7%
Energy Services Group, LLC (h) (o)	L+ 8.42%	9.42%	5/4/2017	5/4/2022	4,677	5,001	4,665	1.8%
Energy Services Group, LLC	L+ 8.42%	10.46%	5/4/2017	5/4/2022	1,203	1,188	1,198	0.5%
Mnine Holdings, Inc.	P+ 8.75%	13.50%	11/2/2018	11/2/2023	7,940	7,803	7,747	3.1%
					18,046	18,184	17,820	7.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					60,047	57,776	57,558	22.8%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+ 7.75%	10.04%	5/23/2013	7/5/2021	5,792	5,792	5,387	2.1%
					5,792	5,792	5,387	2.1%
High Tech Industries
Micro Holdings Corp.	L+ 7.50%	9.54%	8/16/2017	8/18/2025	3,000	2,974	3,022	1.2%
					3,000	2,974	3,022	1.2%
Media: Diversified & Production
The Octave Music Group, Inc.	L+ 8.25%	10.32%	5/29/2015	5/27/2022	4,355	4,323	4,355	1.7%
					4,355	4,323	4,355	1.7%
Services: Consumer
Education Corporation of America	L+ 11.00%	7.60% Cash/ 5.50% PIK (n)	9/3/2015	3/31/2020	833	831	757	0.3%
					833	831	757	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					13,980	13,920	13,521	5.3%

Equity Securities (u) (v)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h)	—	— (w)	11/30/2017	11/30/2027	—	116	7	0.0%
						116	7	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK	6/18/2018	—	—	501	276	0.1%
						501	276	0.1%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	— (w)	4/14/2017	—	—	2,344	50	0.0%
Host Analytics, Inc. (441,860 class A units)	—	— (w)	12/28/2018	—	—	442	510	0.2%
Recorded Future, Inc. (80,080 class A units) (x)	—	— (w)	7/3/2019	—	—	80	80	0.0%
						2,866	640	0.2%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	—	— (w)	12/4/2012	—	—	200	—	0.0%
						200	—	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	— (w)	12/22/2016	—	—	129	409	0.2%
MC Sign Lessor Corp. (686 shares of common stock)	—	— (w)	8/30/2019	—	—	872	878	0.3%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (l)	—	— (w)	9/18/2015	9/18/2025	—	—	209	0.1%
						1,001	1,496	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (260,000 class A units)	—	— (w)	1/4/2019	—	—	260	252	0.1%
						260	252	0.1%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—	6/25/2013	—	—	87	110	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—	6/25/2013	—	—	—	—	0.0%
						87	110	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	— (w)	11/1/2017	—	—	395	287	0.1%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	— (w)	5/14/2018	5/14/2026	—	125	175	0.1%
						520	462	0.2%
10

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(n)	9/3/2015	—	—	$7,492	$5,182	2.1%
							7,492	5,182	2.1%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	—	(w)	12/15/2017	—	—	152	144	0.1%
							152	144	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							13,195	8,569	3.4%
Total Non-Controlled/Non-Affiliate Company Investments							$562,276	$553,035	219.1%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+ 10.00%	12.04% PIK		7/22/2014	12/31/2020	8,571	$8,560	$6,653	2.6%
American Community Homes, Inc.	L+ 14.50%	16.54% PIK		7/22/2014	12/31/2020	5,374	5,369	4,172	1.7%
American Community Homes, Inc.	L+ 10.00%	12.04% PIK		3/17/2016	12/31/2020	648	647	503	0.2%
American Community Homes, Inc.	L+ 10.00%	12.04% PIK		5/24/2017	12/31/2020	519	518	403	0.2%
American Community Homes, Inc.	L+ 14.50%	16.54% PIK		5/24/2017	12/31/2020	289	288	224	0.1%
American Community Homes, Inc.	L+ 8.00%	10.04% PIK		8/10/2018	12/31/2020	1,875	1,875	1,455	0.6%
American Community Homes, Inc.	L+ 8.00%	10.04% PIK		3/29/2019	12/31/2020	3,515	3,515	2,729	1.1%
American Community Homes, Inc.	L+ 8.00%	10.04% PIK		9/30/2019	12/31/2020	1,111	1,111	1,111	0.3%
						21,902	21,883	17,250	6.8%
Containers, Packaging & Glass
Summit Container Corporation (k)	L+ 8.00%	10.04%		12/5/2013	1/6/2021	3,259	3,269	3,059	1.2%
Summit Container Corporation (Revolver) (f) (k)	L+ 8.00%	10.04%		6/15/2018	1/6/2021	7,700	4,834	4,783	1.9%
						10,959	8,103	7,842	3.1%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (k)	L+ 10.25%	12.29% PIK		7/10/2014	12/31/2020	2,812	2,811	2,640	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+ 10.25%	12.29% PIK		7/10/2014	12/31/2020	4,539	4,111	3,865	1.5%
						7,351	6,922	6,505	2.5%
Retail
Luxury Optical Holdings Co.	L+ 8.00%	10.04% PIK	(n)	9/12/2014	9/30/2020	5,086	4,949	4,022	1.6%
Luxury Optical Holdings Co. (Delayed Draw)	L+ 11.50%	13.54%	(n)	9/29/2017	9/30/2020	624	624	620	0.2%
Luxury Optical Holdings Co. (Revolver)	L+ 8.00%	10.04% PIK	(n)	9/12/2014	9/30/2020	234	228	185	0.1%
						5,944	5,801	4,827	1.9%
Services: Business
Curion Holdings, LLC (k)	n/a	14.00% PIK	(n)	5/2/2017	5/2/2022	4,382	4,189	3,412	1.4%
Curion Holdings, LLC (Revolver)	n/a	14.00% PIK	(n)	5/2/2017	5/2/2022	405	405	395	0.2%
						4,787	4,594	3,807	1.6%
Services: Consumer
New England College of Business and Finance, LLC (Revolver) (f)	L+ 11.00%	13.10%		6/25/2019	6/30/2021	1,050	735	735	0.3%
						1,050	735	735	0.3%
Total Non-Controlled Affiliate Senior Secured Loans						51,993	48,038	40,966	16.2%

Unitranche Secured Loans (r)
Consumer Goods: Non-Durable
Incipio, LLC (z)	L+ 8.72%	10.82% PIK	(aa)	12/26/2014	8/22/2022	14,198	14,173	13,311	5.3%
Incipio, LLC (ab)	L+ 8.50%	10.60% PIK		3/9/2018	8/22/2022	3,717	3,717	3,660	1.4%
Incipio, LLC	L+ 8.50%	10.60% PIK		7/6/2018	8/22/2022	1,579	1,579	1,568	0.6%
Incipio, LLC	L+ 8.50%	10.60% PIK		4/17/2019	8/22/2022	674	674	669	0.3%
						20,168	20,143	19,208	7.6%
Total Non-Controlled Affiliate Unitranche Secured Loans						20,168	20,143	19,208	7.6%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ac)	n/a	10.70% PIK	(n)	6/18/2018	8/22/2022	3,766	—	444	0.2%
Incipio, LLC (ad)	n/a	10.70% PIK	(n)	6/18/2018	8/22/2022	7,194	—	—	0.0%
						10,960	—	444	0.2%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(n)	8/17/2018	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(n)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	444	0.2%

Equity Securities (v) (y)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(w)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of series C common units)	—	—	(w)	7/6/2018	—	—	—	—	0.0%
Millennial Brands LLC (10 preferred units)	—	—	(w)	5/2/2014	—	—	967	—	0.0%
Millennial Brands LLC (75,502 common units)	—	—	(w)	5/2/2014	—	—	—	—	0.0%
							967	—	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(w)	1/6/2014	1/6/2024	—	$—	$—	0.0%
							—	—	0.0%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(w)	12/14/2016	—	—	27	76	0.0%
							27	76	0.0%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(w)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(w)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
New England College of Business and Finance, LLC (20.8% of units)	—	—	(w)	6/21/2019	—	—	1,458	1,052	0.4%
							1,458	1,052	0.4%
Total Non-Controlled Affiliate Equity Securities							2,452	1,128	0.4%
Total Non-Controlled Affiliate Company Investments							$70,634	$61,746	24.4%

Controlled Affiliate Company Investments (ae)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,150	$42,669	17.0%
Total Controlled Affiliate Equity Securities							42,150	42,669	17.0%
Total Controlled Affiliate Company Investments							$42,150	$42,669	17.0%

TOTAL INVESTMENTS							$675,060	$657,450	260.5%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$134	£105	Bannockburn Global Forex, LLC	10/1/2019	$6
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	11/29/2019	12
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	6
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	12
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	6
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	5
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	5/29/2020	12
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	8/28/2020	12
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	12
					$83

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2019

(in thousands, except for shares and units)

(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2019 represented 260.5% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $252,385 as of September 30, 2019.
(f)	All or a portion of this commitment was unfunded at September 30, 2019. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, non-qualifying assets totaled 17.1% of the Company’s total assets.
(i)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	This is an international company.
(m)	This is a demand note with no stated maturity.
(n)	This position was on non-accrual status as of September 30, 2019, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(o)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(p)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 3.46% per annum.
(q)	A portion of this loan (principal of $17,174) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(r)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(s)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	Represents less than 5% ownership of the portfolio company’s voting securities.
(v)	Ownership of certain equity investments may occur through a holding company or partnership.
(w)	Represents a non-income producing security.
(x)	As of September 30, 2019, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,206) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of the PIK interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.22% per annum.
(ab)	A portion of this loan (principal of $47) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.76%		4/24/2023		2,944	$2,891	$2,883	1.1%
Hastings Manufacturing Company (Delayed Draw) (e) (f)	L+8.25%	10.76%		4/24/2023		899	—	—	0.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	8.01%		12/18/2023		5,000	4,913	4,913	1.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (e)	L+5.50%	8.01%		12/18/2023		500	83	82	0.0%
						9,343	7,887	7,878	3.0%
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+7.50%	9.85%		2/24/2021		15,750	15,253	15,146	5.9%
HFZ Capital Group, LLC (g)	L+10.17%	12.39% Cash/ 0.17% PIK	(h)	10/21/2019		18,000	17,819	18,009	7.0%
HFZ Member RB Portfolio LLC (Delayed Draw) (e) (f) (g)	L+12.00%	14.54%		10/29/2021		9,000	3,708	3,706	1.4%
Liftforward SPV II, LLC (e) (g)	L+10.75%	13.27%		11/10/2020		10,000	4,088	4,132	1.6%
PKS Holdings, LLC (g)	L+10.00%	12.35%		11/30/2022		1,755	1,605	1,675	0.6%
PKS Holdings, LLC (Revolver) (e) (g)	L+10.00%	12.35%		11/30/2022		80	—	—	0.0%
						54,585	42,473	42,668	16.5%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	8.53%		8/23/2022		6,843	6,793	6,654	2.6%
Toojay's Management LLC	L+5.50%	8.01%		10/26/2022		3,500	3,433	3,497	1.4%
Toojay's Management LLC (Delayed Draw) (e) (f)	L+5.50%	8.01%		10/26/2022		477	—	—	0.0%
Toojay's Management LLC (Revolver) (e)	L+5.50%	8.01%		10/26/2022		159	79	79	0.0%
						10,979	10,305	10,230	4.0%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+6.75%	9.26%		8/31/2023		898	881	907	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (e) (f)	L+6.75%	9.26%		8/31/2023		600	—	—	0.0%
Midwest Composite Technologies, LLC (Revolver) (e)	L+6.75%	9.26%		8/31/2023		90	—	—	0.0%
Valudor Products LLC	L+7.50%	10.01%		6/19/2023		1,604	1,575	1,600	0.6%
Valudor Products LLC (i)	L+7.50%	10.01%		6/19/2023		211	205	210	0.1%
Valudor Products LLC (Revolver) (e)	L+9.50%	12.01%		6/19/2023		818	606	607	0.2%
						4,221	3,267	3,324	1.3%
Construction & Building
Cali Bamboo, LLC	L+6.25%	8.76%		7/10/2020		5,264	5,231	5,264	2.0%
Cali Bamboo, LLC (Revolver) (e)	L+6.25%	8.76%		7/10/2020		2,165	1,689	1,689	0.7%
Construction Supply Acquisition, LLC	L+6.00%	8.62%		6/30/2023		4,791	4,767	4,779	1.8%
Cornerstone Detention Products, Inc. (j)	L+11.83%	11.01% Cash/ 3.33% PIK	(k)	4/8/2019		3,350	3,346	3,350	1.3%
Cornerstone Detention Products, Inc. (Revolver) (e)	L+8.50%	11.01%		4/8/2019		1,000	200	200	0.1%
Inland Pipe Rehabilitation LLC	L+5.50%	8.29%		12/26/2024		12,500	12,251	12,250	4.7%
Inland Pipe Rehabilitation LLC (Revolver) (e)	L+5.50%	7.87%		12/26/2024		4,118	2,305	2,259	0.9%
						33,188	29,789	29,791	11.5%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+5.75%	8.26%		10/12/2023		9,500	9,317	9,372	3.6%
Nova Wildcat Amerock, LLC (Revolver) (e)	L+5.75%	8.26%		10/12/2023		931	292	288	0.1%
Parterre Flooring & Surface Systems, LLC (l)	L+7.25%	9.76%		8/22/2022		11,250	11,076	10,879	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (e)	L+7.25%	9.76%		8/22/2022		2,400	696	671	0.3%
						24,081	21,381	21,210	8.2%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	13.01% Cash/ 2.25% PIK	(m)	12/20/2019		2,256	2,253	2,244	0.9%
Landpoint, LLC (Revolver) (e)	L+10.50%	13.01%		12/20/2019		313	274	272	0.1%
						2,569	2,527	2,516	1.0%
Environmental Industries
StormTrap, LLC	L+5.50%	8.01%		12/8/2023		8,000	7,861	7,860	3.0%
StormTrap, LLC (Revolver) (e)	L+5.50%	8.01%		12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		2,932	2,893	2,919	1.1%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		490	484	488	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (f)	L+6.50%	9.01%		4/29/2021		1,320	837	834	0.3%
Synergy Environmental Corporation (Revolver) (e)	L+6.50%	9.01%		4/29/2021		671	94	94	0.0%
						13,845	12,169	12,195	4.6%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		4,076	4,012	4,127	1.6%
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		750	738	759	0.3%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	242	242	0.1%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	165	165	0.1%
Familia Dental Group Holdings, LLC (l)	L+8.00%	10.51%		4/8/2021		5,053	5,011	5,083	2.0%
Familia Dental Group Holdings, LLC	L+8.00%	10.51%		4/8/2021		486	486	489	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	L+8.00%	10.51%		4/8/2021		573	229	229	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	226	226	226	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	8,877	8,877	8,877	3.4%
Rockdale Blackhawk, LLC	L+13.00%	15.51	%(p)	3/31/2020		10,923	10,465	8,667	3.3%
						31,844	30,451	28,864	11.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
High Tech Industries
Corbett Technology Solutions, Inc. (l)	L+7.00%	9.51%	11/8/2021	4,917	$4,868	$4,956	1.9%
Corbett Technology Solutions, Inc. (Revolver) (e)	L+7.00%	9.51%	11/8/2021	867	—	—	0.0%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	4,393	4,349	4,404	1.7%
Energy Services Group, LLC (g) (q)	L+8.42%	9.42%	5/4/2022	5,046	5,186	5,033	1.9%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	1,250	1,235	1,253	0.5%
Host Analytics, Inc.	L+6.00%	8.51%	12/28/2023	9,500	9,310	9,310	3.6%
Host Analytics, Inc. (Revolver) (e)	L+6.00%	8.51%	12/28/2023	442	—	—	0.0%
Newforma, Inc. (l)	L+5.50%	8.31%	6/30/2022	14,813	14,649	14,961	5.8%
Newforma, Inc. (Revolver) (e)	L+5.50%	8.31%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.00%	9.51%	12/12/2022	3,465	3,408	3,451	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	12/12/2022	2,329	813	809	0.3%
Prototek Sheetmetal Fabrication, LLC (Revolver) (e)	L+7.00%	9.51%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited (g) (n) (q)	L+7.50%	8.39%	11/9/2023	13,774	14,122	13,912	5.4%
RPL Bidco Limited (Delayed Draw) (e) (f) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	2,041	—	—	0.0%
RPL Bidco Limited (Revolver) (e) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	510	—	—	0.0%
WillowTree, LLC	L+5.50%	8.01%	10/9/2023	7,980	7,846	7,972	3.1%
WillowTree, LLC (Revolver) (e)	L+5.50%	8.01%	10/9/2023	1,000	480	479	0.2%
				73,810	66,266	66,540	25.7%
Hotels, Gaming & Leisure
TRG, LLC	L+12.79%	9.85% Cash/ 5.29% PIK (r)	3/31/2021	17,144	17,086	18,636	7.2%
TRG, LLC (CapEx)	L+9.50%	9.85% Cash/ 2.00% PIK	3/31/2021	1,367	1,363	1,486	0.6%
TRG, LLC (Revolver) (e)	L+9.50%	11.85%	3/31/2021	262	131	142	0.1%
				18,773	18,580	20,264	7.9%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.85%	12/22/2021	4,092	4,039	4,098	1.6%
Destination Media, Inc. (l)	L+6.50%	9.01%	4/7/2022	7,366	7,289	7,421	2.9%
Destination Media, Inc. (Revolver) (e)	L+6.50%	9.01%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	9.35%	12/22/2022	9,925	9,760	10,024	3.9%
MC Sign Lessor Corp. (Delayed Draw) (e) (f)	L+7.00%	9.35%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (e)	L+7.00%	9.35%	12/22/2022	625	—	—	0.0%
				24,633	21,088	21,543	8.4%
Retail
Bluestem Brands, Inc.	L+7.50%	10.03%	11/6/2020	2,436	2,426	1,575	0.6%
Forman Mills, Inc. (l)	L+9.50%	10.01% Cash/ 2.00% PIK	10/4/2021	8,362	8,261	8,149	3.1%
LuLu's Fashion Lounge, LLC	L+7.00%	9.52%	8/29/2022	4,531	4,426	4,606	1.8%
The Worth Collection, Ltd. (l)	L+8.50%	11.01%	9/29/2021	10,588	10,459	8,639	3.3%
Yandy Holding, LLC	L+11.00%	13.51%	9/30/2019	3,643	3,633	3,632	1.4%
Yandy Holding, LLC (Revolver) (e)	L+11.00%	13.51%	9/30/2019	907	—	—	0.0%
				30,467	29,205	26,601	10.2%
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.51%	6/30/2022	4,875	4,802	4,790	2.0%
Atlas Sign Industries of FLA, LLC (l)	L+10.50%	13.01%	5/15/2023	3,500	3,305	3,336	1.3%
Burroughs, Inc. (l)	L+7.50%	9.85%	12/22/2022	5,888	5,814	5,767	2.2%
Burroughs, Inc. (Revolver) (e)	L+7.50%	9.85%	12/22/2022	1,215	975	975	0.4%
First Call Resolution, LLC (l)	L+7.00%	9.35%	9/22/2022	4,097	4,042	4,101	1.6%
First Call Resolution, LLC	L+7.00%	9.35%	9/22/2022	10,000	9,842	10,010	3.8%
IT Global Holding LLC	L+7.00%	9.51%	11/10/2023	10,500	10,294	10,421	4.0%
IT Global Holding LLC (Revolver) (e)	L+7.00%	9.51%	11/10/2023	875	263	263	0.1%
Madison Logic, Inc. (l)	L+8.00%	10.51%	11/30/2021	9,933	9,805	9,933	3.7%
Madison Logic, Inc. (Revolver) (e)	L+8.00%	10.51%	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+6.75%	9.26%	6/5/2023	946	929	868	0.3%
RedZone Robotics, Inc. (Revolver) (e)	L+6.75%	9.26%	6/5/2023	158	—	—	0.0%
TRP Construction Group, LLC (l)	L+6.50%	9.01%	10/5/2022	7,960	7,834	7,920	3.1%
TRP Construction Group, LLC (Delayed Draw) (e) (f)	L+6.50%	9.01%	10/5/2022	7,000	5,684	5,656	2.2%
TRP Construction Group, LLC (Revolver) (e)	L+6.50%	9.01%	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	9.51%	10/4/2024	5,000	4,902	4,960	1.9%
VPS Holdings, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	10/4/2024	4,000	—	—	0.0%
VPS Holdings, LLC (Revolver) (e)	L+7.00%	9.51%	10/4/2024	1,000	100	100	0.0%
				80,068	68,591	69,100	26.6%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	8.44%	10/16/2023	2,000	1,961	1,997	0.8%
Mammoth Holdings, LLC (Delayed Draw) (e) (f)	L+6.00%	8.44%	10/16/2023	4,167	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (e)	L+6.00%	8.44%	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+6.50%	9.30%	7/1/2020	4,272	4,239	4,253	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	15.30%	7/1/2020	4,636	4,597	4,603	1.8%
PeopleConnect Intermediate, LLC (Revolver) (e)	L+9.50%	12.30%	7/1/2020	236	118	118	0.0%
				15,811	10,915	10,971	4.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Wholesale
Mid-West Wholesale Hardware Co. (l)	L+8.00%	10.51%	2/9/2022		16,402	$16,173	$16,312	6.3%
Mid-West Wholesale Hardware Co. (Revolver) (e)	L+8.00%	10.51%	2/9/2022		4,421	3,789	3,767	1.5%
Nearly Natural, Inc. (l)	L+7.00%	9.81%	12/15/2022		6,930	6,816	6,906	2.7%
Nearly Natural, Inc. (Revolver) (e)	L+7.00%	9.81%	12/15/2022		1,522	609	609	0.2%
					29,275	27,387	27,594	10.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					457,492	402,281	401,289	155.0%

Unitranche Secured Loans (s)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (l)	L+6.00%	8.51%	6/23/2022		10,477	10,359	10,319	4.0%
MFG Chemical, LLC	L+6.00%	8.51%	6/23/2022		1,132	1,132	1,115	0.4%
					11,609	11,491	11,434	4.4%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	9.31%	4/28/2023		4,000	3,964	4,002	1.5%
					4,000	3,964	4,002	1.5%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC	L+11.50%	14.01%	n/a	(o)	6,120	6,096	5,894	2.3%
Collaborative Neuroscience Network, LLC	n/a	12.00% Cash/ 3.00% PIK	n/a	(o)	304	304	304	0.1%
Collaborative Neuroscience Network, LLC (Revolver)	L+10.00%	12.51%	n/a	(o)	200	193	200	0.1%
Priority Ambulance, LLC (t)	L+6.50%	9.31%	4/12/2022		10,015	10,015	9,905	3.8%
Priority Ambulance, LLC (u)	L+6.50%	9.31%	4/12/2022		1,253	1,226	1,240	0.5%
Priority Ambulance, LLC (Delayed Draw) (e) (f)	L+6.50%	9.31%	4/12/2022		246	—	—	0.0%
Priority Ambulance, LLC (Delayed Draw) (e) (f)	L+6.50%	9.31%	4/12/2022		2,485	—	—	0.0%
					20,623	17,834	17,543	6.8%
High Tech Industries
Mnine Holdings, Inc.	L+6.75%	9.31%	11/2/2023		8,000	7,843	7,952	3.1%
					8,000	7,843	7,952	3.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					44,232	41,132	40,931	15.8%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	10.16%	7/5/2021		5,792	5,792	5,314	2.1%
					5,792	5,792	5,314	2.1%
High Tech Industries
Micro Holdings Corp.	L+7.50%	10.00%	8/18/2025		3,000	2,972	2,805	1.1%
					3,000	2,972	2,805	1.1%
Media: Broadcasting & Subscription
Mergermarket Bidco Limited	L+7.25%	9.76%	8/4/2025		4,500	4,458	4,483	1.7%
					4,500	4,458	4,483	1.7%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	10.63%	5/27/2022		5,000	4,957	5,000	1.9%
					5,000	4,957	5,000	1.9%
Services: Consumer
Education Corporation of America	L+11.00%	8.31% Cash/ 5.50% PIK (p)	3/31/2020		2,292	2,288	2,292	0.9%
					2,292	2,288	2,292	0.9%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					20,584	20,467	19,894	7.7%

Equity Securities (v) (w)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (g)	—	— (x)	11/30/2027		—	116	18	0.0%
						116	18	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK	—		—	501	213	0.1%
						501	213	0.1%
Healthcare & Pharmaceuticals
Collaborative Neuroscience Network, LLC (warrant to purchase up to 1.5% of the equity)	—	— (x)	12/27/2022		—	—	115	0.0%
Collaborative Neuroscience Network, LLC (warrant to purchase up to 2.1% of the equity)	—	— (x)	12/31/2027		—	—	—	0.0%
						—	115	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	— (x)	—		—	2,413	215	0.1%
Host Analytics, Inc. (441,860 class A Units)	—	— (x)	—		—	442	442	0.2%
						2,855	657	0.3%
Hotels, Gaming & Leisure
Playtime, LLC - Preferred Units (8,665 units)	—	— (x)	—		—	200	—	0.0%
						200	—	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(x)	—	—	$129	$156	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (n)	—	—	(x)	9/18/2025	—	—	209	0.1%
						129	365	0.2%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		—	—	87	109	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		—	—	—	—	0.0%
						87	109	0.0%
Services: Business
APCO Worldwide, Inc. (100 shares class A voting common stock)	—	—	(x)	—	—	395	317	0.1%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	—	(x)	5/14/2026	—	125	83	0.0%
						520	400	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(p)	—	—	7,492	4,583	1.8%
						7,492	4,583	1.8%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	—	(x)	—	—	152	146	0.1%
						152	146	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities						12,052	6,606	2.6%
Total Non-Controlled/Non-Affiliate Company Investments						$475,932	$468,720	181.1%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	12.51% PIK		7/22/2019	7,797	$7,770	$6,596	2.5%
American Community Homes, Inc.	L+14.50%	17.01% PIK		7/22/2019	4,725	4,711	3,997	1.5%
American Community Homes, Inc.	L+10.00%	12.51% PIK		7/22/2019	590	587	499	0.2%
American Community Homes, Inc.	L+10.00%	12.51% PIK		7/22/2019	473	469	400	0.2%
American Community Homes, Inc.	L+14.50%	17.01% PIK		7/22/2019	254	252	215	0.1%
American Community Homes, Inc.	L+8.00%	10.51% PIK		7/22/2019	1,710	1,710	1,446	0.6%
					15,549	15,499	13,153	5.1%
Containers, Packaging & Glass
Summit Container Corporation (l)	L+8.00%	10.51%		1/6/2021	3,259	3,269	3,034	1.2%
Summit Container Corporation (Revolver) (e) (l)	L+8.00%	10.51%		1/6/2021	8,000	6,714	6,660	2.5%
					11,259	9,983	9,694	3.7%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (l)	L+10.25%	12.76%		7/10/2019	2,598	2,592	2,598	1.0%
SHI Holdings, Inc. (Revolver) (e)	L+10.25%	12.76%		7/10/2019	4,227	3,339	3,342	1.3%
					6,825	5,931	5,940	2.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.51% PIK		9/12/2019	4,698	4,684	4,334	1.7%
Luxury Optical Holdings Co. (Delayed Draw) (e) (f)	L+11.50%	14.01%		9/12/2019	1,059	624	622	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.51% PIK		9/12/2019	217	217	200	0.1%
					5,974	5,525	5,156	2.0%
Services: Business
Curion Holdings, LLC (l)	n/a	4.00% Cash/ 10.00% PIK		5/2/2022	3,953	3,912	3,592	1.4%
Curion Holdings, LLC (Revolver) (e)	n/a	14.00%		5/2/2022	308	250	244	0.1%
					4,261	4,162	3,836	1.5%
Total Non-Controlled Affiliate Senior Secured Loans					43,868	41,100	37,779	14.6%

Unitranche Secured Loans (s)
Consumer Goods: Non-Durable
Incipio, LLC (z)	L+9.06%	11.01% Cash/ 0.56% PIK	(aa)	7/1/2019	13,803	13,749	12,830	5.0%
Incipio, LLC (ab)	L+8.50%	11.01%		7/1/2019	3,613	3,613	3,573	1.4%
Incipio, LLC	L+8.50%	11.01%		7/1/2019	1,535	1,535	1,518	0.6%
					18,951	18,897	17,921	7.0%
Total Non-Controlled Affiliate Unitranche Secured Loans					18,951	18,897	17,921	7.0%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ac)	n/a	10.70% PIK	(p)	12/31/2020	3,766	—	1,260	0.4%
Incipio, LLC (ad)	n/a	10.70% PIK	(p)	12/31/2020	7,194	—	—	0.0%
					10,960	—	1,260	0.4%
Services: Business
Curion Holdings, LLC (l)	n/a	15.00% PIK	(p)	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (l)	n/a	15.00% PIK	(p)	1/2/2023	44	—	—	0.0%
					1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans					12,724	1	1,260	0.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Equity Securities (w) (y)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(x)	12/18/2024	—	$—	$—	0.0%
						—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of series C common units)	—	—	(x)	—	—	—	—	0.0%
Millennial Brands LLC (10 preferred units)	—	—	(x)	—	—	967	—	0.0%
Millennial Brands LLC (75,502 common units)	—	—	(x)	—	—	—	—	0.0%
						967	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(x)	1/6/2024	—	—	—	0.0%
						—	—	0.0%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(x)	—	—	27	307	0.1%
						27	307	0.1%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(x)	—	—	—	—	0.0%
						—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(x)	—	—	—	—	0.0%
						—	—	0.0%
Total Non-Controlled Affiliate Equity Securities						994	307	0.1%
Total Non-Controlled Affiliate Company Investments						$60,992	$57,267	22.1%

Controlled Affiliate Company Investments (ae)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (g)	—	—		—	—	$27,200	$27,634	10.7%
Total Controlled Affiliate Equity Securities						27,200	27,634	10.7%
Total Controlled Affiliate Company Investments						$27,200	$27,634	10.7%

TOTAL INVESTMENTS						$564,124	$553,621	213.9%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$137	£107	Bannockburn Global Forex, LLC	1/2/2019	$1
Foreign currency forward contract	$292	£228	Bannockburn Global Forex, LLC	2/28/2019	1
Foreign currency forward contract	$136	£106	Bannockburn Global Forex, LLC	4/1/2019	1
Foreign currency forward contract	$293	£229	Bannockburn Global Forex, LLC	5/31/2019	1
Foreign currency forward contract	$136	£106	Bannockburn Global Forex, LLC	7/1/2019	1
Foreign currency forward contract	$294	£230	Bannockburn Global Forex, LLC	8/30/2019	1
Foreign currency forward contract	$134	£105	Bannockburn Global Forex, LLC	10/1/2019	1
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	11/29/2019	1
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	1
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	1
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	1
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	1
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	5/29/2020	1
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	8/28/2020	1
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	2
					$16

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $258,767 as of December 31, 2018.
(e)	All or a portion of this commitment was unfunded at December 31, 2018. As such, interest is earned only on the funded portion of this commitment.
(f)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 16.36% of the Company’s total assets.
(h)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(i)	This investment represents a note convertible to preferred shares of the borrower.
(j)	A portion of this loan (principal of $2,010) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(l)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(n)	This is an international company.
(o)	This is a demand note with no stated maturity.
(p)	This position was on non-accrual status as of December 31, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(q)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 3.29% per annum.
(s)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(t)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(v)	Represents less than 5% ownership of the portfolio company’s voting securities.
(w)	Ownership of certain equity investments may occur through a holding company or partnership.
(x)	Represents a non-income producing security.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns five percent or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.56% per annum.
(ab)	A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2019, the Company received return of capital distributions from its equity investments of $69 and $69, respectively. For the three and nine months ended September 30, 2018, the Company received return of capital distributions from its equity investments of zero and $9,500, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividend when it is determined that PIK interest or PIK dividend is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,380 and $5,172 as of September 30, 2019 and December 31, 2018, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2019 totaled $883 and $2,683, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2018 totaled $381 and $1,320, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2019	2018
Interest income	$13,960	$11,289
PIK interest income	1,621	733
Dividend income (1)	1,113	838
Fee income	57	188
Prepayment gain (loss)	218	450
Accretion of discounts and amortization of premium	361	281
Total investment income	$17,330	$13,779

	Nine months ended September 30,
	2019	2018
Interest income	$41,200	$35,962
PIK interest income	3,936	1,389
Dividend income (2)	2,784	1,888
Fee income	686	1,578
Prepayment gain (loss)	422	895
Accretion of discounts and amortization of premium	1,180	1,837
Total investment income	$50,208	$43,549

(1)	Includes PIK dividends of $13 and $288, respectively.
(2)	Includes PIK dividends of $39 and $813, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $30,675 and $16,802 at September 30, 2019 and December 31, 2018, respectively.

Partial loan sales: The Company follows the guidance in ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”), when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the Company’s consolidated statements of assets and liabilities and the proceeds are recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities until the definition of a sale is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” on the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings from the prior period, as determined by the Board through the application of the Company’s valuation policy, are included as changes in unrealized gain (loss) on secured borrowings on the consolidated statements of operations. There were no partial loan sales for the periods reported.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2019 and December 31, 2018, the Company had unamortized deferred financing costs of $8,504 and $6,262, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2019 was $473 and $1,374, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2018 was $355 and $951, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of September 30, 2019 and December 31, 2018, other assets on the consolidated statements of assets and liabilities included $306 and $328, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both September 30, 2019 and December 31, 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on the Company’s consolidated statements of operations.

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

The Company does not utilize hedge accounting and as such values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) from foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) from foreign currency forward contracts on the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and nine months ended September 30, 2019, zero and $10, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. For the three and nine months ended September 30, 2018, zero and $11, respectively, were recorded on the consolidated statements of operations for U.S. federal excise taxes. As of September 30, 2019 and December 31, 2018, payables for excise taxes of $23 and zero, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

 The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through September 30, 2019. The 2015 through 2018 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2019.

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

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2019		December 31, 2018
Amortized Cost:
Senior secured loans	$525,423	77.8%	$443,381	78.6%
Unitranche secured loans	77,919	11.5	60,029	10.7
Junior secured loans	13,921	2.1	20,468	3.6
LLC equity interest in SLF	42,150	6.3	27,200	4.8
Equity securities	15,647	2.3	13,046	2.3
Total	$675,060	100.0%	$564,124	100.0%

	September 30, 2019		December 31, 2018
Fair Value:
Senior secured loans	$514,353	78.2%	$439,068	79.3%
Unitranche secured loans	76,766	11.7	58,852	10.6
Junior secured loans	13,965	2.1	21,154	3.8
LLC equity interest in SLF	42,669	6.5	27,634	5.0
Equity securities	9,697	1.5	6,913	1.3
Total	$657,450	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2019		December 31, 2018
Amortized Cost:
International	$19,878	2.9%	$19,279	3.4%
Midwest	162,905	24.1	127,364	22.6
Northeast	152,562	22.6	129,417	22.9
Southeast	151,078	22.4	121,312	21.5
Southwest	61,776	9.2	52,272	9.3
West	126,861	18.8	114,480	20.3
Total	$675,060	100.0%	$564,124	100.0%

	September 30, 2019		December 31, 2018
Fair Value:
International	$19,058	2.9%	$19,205	3.5%
Midwest	157,318	23.9	124,667	22.5
Northeast	147,923	22.5	127,607	23.0
Southeast	149,034	22.7	118,161	21.3
Southwest	60,472	9.2	50,657	9.2
West	123,645	18.8	113,324	20.5
Total	$657,450	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2019		December 31, 2018
Amortized Cost:
Automotive	$7,816	1.2%	$7,887	1.4%
Banking, Finance, Insurance & Real Estate	73,711	10.9	58,088	10.3
Beverage, Food & Tobacco	16,753	2.5	16,097	2.9
Chemicals, Plastics & Rubber	15,037	2.2	15,259	2.7
Construction & Building	34,895	5.2	29,789	5.3
Consumer Goods: Durable	22,340	3.3	25,345	4.5
Consumer Goods: Non-Durable	23,076	3.4	19,864	3.5
Containers, Packaging & Glass	8,103	1.2	9,983	1.8
Energy: Oil & Gas	6,170	0.9	2,527	0.4
Environmental Industries	12,459	1.9	12,169	2.2
Healthcare & Pharmaceuticals	53,660	8.0	54,243	9.6
High Tech Industries	90,019	13.3	79,936	14.2
Hotels, Gaming & Leisure	18,787	2.8	18,780	3.3
Investment Funds & Vehicles	42,150	6.2	27,200	4.8
Media: Advertising, Printing & Publishing	25,892	3.8	21,217	3.8
Media: Broadcasting & Subscription	1,213	0.2	4,458	0.8
Media: Diversified & Production	10,521	1.6	4,957	0.9
Retail	34,497	5.1	34,817	6.1
Services: Business	121,703	18.0	73,274	13.0
Services: Consumer	24,300	3.6	20,695	3.6
Wholesale	31,958	4.7	27,539	4.9
Total	$675,060	100.0%	$564,124	100.0%

	September 30, 2019		December 31, 2018
Fair Value:
Automotive	$7,712	1.2%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	69,213	10.5	55,839	10.1
Beverage, Food & Tobacco	15,741	2.4	15,544	2.8
Chemicals, Plastics & Rubber	14,610	2.2	14,971	2.7
Construction & Building	35,363	5.4	29,791	5.4
Consumer Goods: Durable	22,179	3.4	25,212	4.5
Consumer Goods: Non-Durable	21,637	3.3	19,181	3.5
Containers, Packaging & Glass	7,842	1.2	9,694	1.8
Energy: Oil & Gas	6,205	0.9	2,516	0.4
Environmental Industries	12,533	1.9	12,195	2.2
Healthcare & Pharmaceuticals	51,400	7.8	52,769	9.5
High Tech Industries	87,332	13.3	77,954	14.1
Hotels, Gaming & Leisure	19,906	3.0	20,264	3.7
Investment Funds & Vehicles	42,669	6.5	27,634	5.0
Media: Advertising, Printing & Publishing	26,654	4.1	21,908	4.0
Media: Broadcasting & Subscription	1,219	0.2	4,483	0.8
Media: Diversified & Production	10,680	1.6	5,000	0.9
Retail	28,958	4.4	31,866	5.8
Services: Business	121,821	18.5	73,336	13.2
Services: Consumer	21,561	3.3	17,846	3.2
Wholesale	32,215	4.9	27,740	5.0
Total	$657,450	100.0%	$553,621	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (“NLV”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both September 30, 2019 and December 31, 2018, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded. As of December 31, 2018, SLF had $100,000 in commitments from its members (in the aggregate), of which $54,400 was funded.

As of both September 30, 2019 and December 31, 2018, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of September 30, 2019 and December 31, 2018, $42,150 and $27,200 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and nine months ended September 30, 2019, the Company received dividend income of $1,100 and $2,745 from its LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2018, the Company received dividend income of $550 and $1,075 from its LLC equity interest in SLF, respectively.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2019 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20,000 upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170,000. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2019, SLF incurred $51 and $144, respectively, of allocable expenses. For the three and nine months ended September 30, 2018, SLF incurred $29 and $29, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of September 30, 2019 and December 31, 2018, SLF had total assets at fair value of $244,842 and $177,122, respectively. As of both September 30, 2019 and December 31, 2018, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2019 and December 31, 2018, SLF had $5,450 and $5,466, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Senior secured loans (1)	239,971	174,267
Weighted average current interest rate on senior secured loans (2)	7.2%	7.6%
Number of borrowers in SLF	64	50
Largest portfolio company investment (1)	6,878	6,930
Total of five largest portfolio company investments (1)	28,765	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	6.60%	10/28/2024	4,287	$4,307
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.60%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.79%	6/6/2025	3,259	3,242
Novaria Holdings, LLC	L+4.75%	6.79%	12/19/2024	4,301	4,301
Trident Maritime SH, Inc.	L+5.50%	7.60%	6/4/2024	4,435	4,386
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.60%	6/4/2024	340	—
				17,302	16,236
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.54%	1/25/2021	1,920	1,918
Wheel Pros, LLC	L+4.75%	6.79%	4/4/2025	4,945	4,875
				6,865	6,793
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (e)	L+5.00%	7.10%	1/30/2026	4,963	4,876
Lightbox Intermediate, L.P.	L+5.00%	7.05%	5/11/2026	4,988	4,938
Minotaur Acquisition, Inc.	L+5.00%	7.04%	3/27/2026	2,985	2,907
Nuvei Technologies Corp. (e)	L+5.00%	7.06%	9/26/2025	4,963	4,913
Zenith Merger Sub, Inc.	L+5.25%	7.35%	12/13/2024	4,712	4,690
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.29%	12/13/2024	265	66
				22,876	22,390
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.54%	11/10/2022	2,551	2,519
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,703	3,703
US Salt, LLC	L+4.75%	6.79%	1/16/2026	2,736	2,753
				8,990	8,975
Capital Equipment
Analogic Corporation	L+6.00%	8.04%	6/24/2024	4,950	4,805
				4,950	4,805
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.86%	6/30/2021	2,828	2,763
				2,828	2,763
Construction & Building
ISC Purchaser, LLC	L+5.00%	7.10%	7/11/2025	5,000	5,000
The Cook & Boardman Group, LLC	L+5.75%	8.37%	10/20/2025	2,978	2,963
				7,978	7,963
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.10%	5/1/2024	1,816	1,553
SSH Group Holdings, Inc.	L+4.25%	6.29%	7/30/2025	2,310	2,312
				4,126	3,865
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.04%	9/26/2025	2,474	2,375
				2,474	2,375
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.54%	6/3/2026	4,333	4,301
Polychem Acquisition, LLC	L+5.00%	7.05%	3/17/2025	2,985	2,985
Port Townsend Holdings Company, Inc.	L+4.75%	6.80%	4/3/2024	4,850	4,844
PVHC Holding Corp	L+4.75%	6.85%	8/5/2024	3,292	2,954
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	6.85%	8/5/2024	425	—
				15,885	15,084
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.29%	7/30/2025	4,621	4,602
Offen, Inc.	L+5.00%	7.10%	6/22/2026	2,442	2,442
Offen, Inc. (Delayed Draw) (c)	L+5.00%	7.10%	6/22/2026	885	—
				7,948	7,044
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.31%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.31%	3/17/2025	601	598
P&L Developments, LLC	L+7.50%	9.55%	6/28/2024	3,000	2,970
Radiology Partners, Inc.	L+4.75%	7.06%	7/9/2025	4,950	4,893
Solara Medical Supplies, LLC	L+6.00%	8.04%	2/27/2024	5,529	5,529
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.04%	2/27/2024	1,070	999
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.04%	2/27/2024	714	—
				18,192	17,305
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.35%	5/24/2023	3,300	3,283
Corel, Inc. (e)	L+5.00%	7.09%	7/2/2026	4,000	3,885
Datto, Inc.	L+4.25%	6.29%	4/2/2026	3,325	3,362
Gigamon, Inc.	L+4.25%	6.29%	12/27/2024	2,948	2,866
LW Buyer, LLC	L+5.00%	7.04%	12/30/2024	4,988	4,963
Perforce Software, Inc.	L+4.50%	6.54%	7/1/2026	3,333	3,337
TGG TS Acquisition Company	L+6.50%	8.53%	12/12/2025	4,174	4,158
				26,068	25,854
Hotels, Gaming & Leisure
North Haven Spartan US Holdco, LLC (d)	L+5.00%	7.04%	6/25/2025	2,350	2,327
Tait LLC	L+5.00%	7.11%	3/28/2025	4,210	4,222
Tait LLC (Revolver) (c)	L+5.00%	7.11%	3/28/2025	769	—
				7,329	6,549
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.30%	9/11/2023	4,950	4,938
Cadent, LLC (Revolver) (c)	L+5.25%	7.30%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	7.04%	5/21/2026	4,418	4,223
				9,535	9,161
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.75%	12/20/2024	6,878	6,910
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,900
				11,878	11,810
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	7.04%	9/24/2025	5,000	4,973
CHA Holdings, Inc.	L+4.50%	6.60%	4/10/2025	2,028	2,025
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	6.60%	4/10/2025	445	427
Eliassen Group, LLC	L+4.50%	6.54%	11/5/2024	3,036	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,309	4,238
Engage2Excel, Inc.	L+6.50%	8.78%	3/7/2023	777	765
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.78%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.50%	3/7/2023	545	273
GI Revelation Acquisition LLC	L+5.00%	7.04%	4/16/2025	1,383	1,329
Orbit Purchaser LLC	L+4.50%	6.64%	10/21/2024	2,488	2,488
Orbit Purchaser LLC	L+4.50%	6.82%	10/21/2024	1,921	1,921
Orbit Purchaser LLC	L+4.50%	6.64%	10/21/2024	562	562
Output Services Group, Inc.	L+4.50%	6.54%	3/27/2024	4,927	4,311
SIRVA Worldwide, Inc.	L+5.50%	7.54%	8/4/2025	1,963	1,904
Teneo Holdings LLC	L+5.25%	7.29%	7/11/2025	5,000	4,794
The Kleinfelder Group, Inc.	L+4.75%	6.70%	11/29/2024	2,481	2,470
				37,365	35,502
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.54%	12/18/2025	4,963	4,863
LegalZoom.com, Inc.	L+4.50%	6.54%	11/21/2024	2,729	2,743
WeddingWire, Inc.	L+4.50%	6.54%	12/19/2025	1,158	1,159
				8,850	8,765
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.04%	7/21/2025	1,820	1,822
Mavenir Systems, Inc.	L+6.00%	8.34%	5/8/2025	3,950	3,901
				5,770	5,723
Transportation: Cargo
GlobalTranz Enterprises LLC	L+5.00%	7.06%	5/15/2026	3,304	3,172
				3,304	3,172
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.29%	10/1/2025	1,737	1,736
				1,737	1,736
Wholesale
AmeriLife Group, LLC	L+4.50%	6.54%	6/12/2026	2,917	2,917
AmeriLife Group, LLC (Delayed Draw) (c)	L+4.50%	6.54%	6/12/2026	409	—
BMC Acquisition, Inc.	L+5.25%	7.35%	12/30/2024	4,913	4,888
HALO Buyer, Inc.	L+4.50%	6.54%	6/30/2025	4,938	4,888
				13,177	12,693

TOTAL INVESTMENTS					$236,563

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of September 30, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of September 30, 2019.
(e)	This is an international company.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

 (in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holdings, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V. (e)	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel, Inc. (d) (e)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orbit Purchaser LLC	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orbit Purchaser LLC (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2018. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2018.
(e)	This is an international company.

 Below is certain summarized financial information for SLF as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value	$236,563	$172,341
Cash	389	448
Restricted cash	7,044	3,838
Interest receivable	807	456
Other assets	39	39
Total assets	$244,842	$177,122
Liabilities
Revolving credit facility	$148,532	$101,060
Less: Unamortized deferred financing costs	(1,517)	(1,625)
Total debt, less unamortized deferred financing costs	147,015	99,435
Payable for open trades	11,567	21,746
Interest payable	572	457
Accounts payable and accrued expenses	351	216
Total liabilities	159,505	121,854
Members’ capital	85,337	55,268
Total liabilities and members’ capital	$244,842	$177,122

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Investment income:
Interest income	$4,637	$2,262	$11,972	$4,441
Total investment income	4,637	2,262	11,972	4,441
Expenses:
Interest and other debt financing expenses	1,918	922	5,287	1,571
Organizational costs	—	—	—	11
Professional fees	214	139	554	201
Total expenses	2,132	1,061	5,841	1,783
Net investment income (loss)	2,505	1,201	6,131	2,658
Net gain (loss):
Net change in unrealized gain (loss)	(1,005)	448	(472)	1,447
Net gain (loss)	(1,005)	448	(472)	1,447
Net increase (decrease) in members’ capital	$1,500	$1,649	$5,659	$4,105

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of September 30, 2019 and December 31, 2018 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of September 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$514,353	$514,353
Unitranche secured loans	—	—	76,766	76,766
Junior secured loans	—	—	13,965	13,965
Equity securities	—	—	9,697	9,697
Investments measured at NAV (1) (2)	—	—	—	42,669
Total investments	$—	$—	$614,781	$657,450
Foreign currency forward contracts asset (liability)	$—	$83	$—	$83

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$439,068	$439,068
Unitranche secured loans	—	—	58,852	58,852
Junior secured loans	—	—	21,154	21,154
Equity securities	—	—	6,913	6,913
Investments measured at NAV (1) (2)	—	—	—	27,634
Total investments	$—	$—	$525,987	$553,621
Foreign currency forward contracts asset (liability)	$—	$16	$—	$16

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 7.29% to 16.54% at September 30, 2019 and 7.87% to 17.01% at December 31, 2018. The maturity dates on the loans outstanding at September 30, 2019 range between November 2019 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2019	$483,682	$83,343	$18,858	$8,977	$594,860
Net change in unrealized gain (loss)	(2,953)	(369)	(437)	(164)	(3,923)
Purchases of investments and other adjustments to cost (1)	51,064	599	3	953	52,619
Proceeds from principal payments and sales on investments (2)	(17,451)	(6,807)	(4,459)	(69)	(28,786)
Net realized gain (loss) on investments	11	—	—	—	11
Reclassifications	—	—	—	—	—
Balance as of September 30, 2019	$514,353	$76,766	$13,965	$9,697	$614,781

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net change in unrealized gain (loss)	(6,632)	(100)	(642)	182	(7,192)
Purchases of investments and other adjustments to cost (1)	175,259	2,047	10	1,213	178,529
Proceeds from principal payments and sales on investments (2)	(70,266)	(7,155)	(5,099)	(69)	(82,589)
Net realized gain (loss) on investments	46	—	—	—	46
Reclassifications	(23,122)	23,122	(1,458)	1,458	—
Balance as of September 30, 2019	$514,353	$76,766	$13,965	$9,697	$614,781

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2018:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2018	$387,639	$51,485	$28,515	$11,903	$479,542
Net change in unrealized gain (loss)	(5,145)	(572)	2,373	(241)	(3,585)
Purchases of investments and other adjustments to cost (1)	43,954	1,818	48	270	46,090
Proceeds from principal payments and sales on investments (2)	(56,706)	(3,765)	(1)	—	(60,472)
Net realized gain (loss) on investments	(2,495)	—	(2,011)	(1,094)	(5,600)
Reclassifications	—	—	—	—	—
Balance as of September 30, 2018	$367,247	$48,966	$28,924	$10,838	$455,975

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498
Net change in unrealized gain (loss)	(10,631)	(599)	3,152	(7,267)	(15,345)
Purchases of investments and other adjustments to cost (1)	88,864	13,338	141	1,419	103,762
Proceeds from principal payments and sales on investments (2)	(96,365)	(4,068)	(10,907)	—	(111,340)
Net realized gain (loss) on investments	(2,495)	—	(2,011)	(1,094)	(5,600)
Reclassifications	—	—	—	—	—
Balance as of September 30, 2018	$367,247	$48,966	$28,924	$10,838	$455,975

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) included in the consolidated statements of operations for the three and nine months ended September 30, 2019, attributable to Level 3 investments still held at September 30, 2019, was ($3,670) and ($7,202), respectively. The total net change in unrealized gain (loss) included in the consolidated statements of operations within net change in unrealized gain (loss) on investments for the three and nine months ended September 30, 2018, attributable to Level 3 investments still held at September 30, 2018, was ($8,712) and ($13,198), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2019 and 2018.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2019 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$352,337		Discounted cash flow	EBITDA multiples	6.7	x	4.0	x	14.0	x
				Market yields	10.4%		6.4%		16.8%
Senior secured loans	90,986		Discounted cash flow	Revenue multiples	5.8	x	0.9	x	11.8	x
				Market yields	7.8%		6.2%		16.3%
Senior secured loans	18,652		Liquidation	Probability weighting of alternative outcomes	87.0%		81.0%		100.0%
Senior secured loans	17,250		Enterprise value	Tangible book value multiples	1.6	x	1.6	x	1.6	x
Senior secured loans	10,712		Enterprise value	EBITDA multiples	7.4	x	6.5	x	8.8	x
Senior secured loans	10,228		Enterprise value	Revenue multiples	0.5	x	0.4	x	0.9	x
Unitranche secured loans	55,708		Discounted cash flow	EBITDA multiples	8.0	x	5.4	x	10.0	x
				Market yields	9.1%		7.2%		11.3%
Unitranche secured loans	13,311		Enterprise value	EBITDA multiples	5.4	x	5.4	x	5.4	x
Unitranche secured loans	7,747		Discounted cash flow	Revenue multiples	4.7	x	4.7	x	4.7	x
				Market yields	10.4%		10.4%		10.4%
Junior secured loans	757		Liquidation	Probability weighting of alternative outcomes	51.5%		51.5%		51.5%
Junior secured loans	444		Enterprise value	EBITDA multiples	5.4	x	5.4	x	5.4	x
Equity securities	6,234		Liquidation	Probability weighting of alterative outcomes	57.2%		54.2%		72.1%
Equity securities	2,614		Enterprise value	EBITDA multiples	7.9	x	4.0	x	13.8	x
Equity securities	799		Enterprise value	Revenue multiples	4.4	x	0.9	x	11.8	x
Total Level 3 Assets	$587,779	(1)

(1)	Excludes loans of $27,002 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The Company believes that the carrying value of its revolving credit facility approximates fair value. As of September 30, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.26 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $110,134. As of December 31, 2018, the 2023 Notes were trading on The Nasdaq Global Select Market for $23.50 per unit at par value. Based on this Level 1 input, the fair value of the $69,000 in principal outstanding 2023 Notes was $64,860. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both September 30, 2019 and December 31, 2018, the fair value of the Company’s SBA debentures using Level 3 inputs were estimated at $115,000, which is the same as the Company’s carrying value of the SBA debentures.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2019 and 2018 were as follows:

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$773	$17	$—	$(733)	$6,653
American Community Homes, Inc.	3,997	—	—	—	649	9	—	(483)	4,172
American Community Homes, Inc.	499	—	—	—	59	1	—	(56)	503
American Community Homes, Inc.	400	—	—	—	47	2	—	(46)	403
American Community Homes, Inc.	215	—	—	—	35	1	—	(27)	224
American Community Homes, Inc.	1,446	—	—	—	165	—	—	(156)	1,455
American Community Homes, Inc.	—	—	3,333	—	182	—	—	(786)	2,729
American Community Homes, Inc.	—	—	1,111	—	—	—	—	—	1,111
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	4,444	—	1,910	30	—	(2,287)	17,250

Curion Holdings, LLC	3,592	—	—	—	273	4	—	(457)	3,412
Curion Holdings, LLC (Revolver)	244	—	138	—	17	—	—	(4)	395
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	138	—	290	4	—	(461)	3,807

Incipio, LLC	12,830	—	—	—	395	29	—	57	13,311
Incipio, LLC	3,573	—	—	—	104	—	—	(17)	3,660
Incipio, LLC	1,518	—	—	—	44	—	—	6	1,568
Incipio, LLC	—	—	656	—	18	—	—	(5)	669
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(816)	444
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	656	—	561	29	—	(775)	19,652

Luxury Optical Holdings Co.	4,334	—	—	—	255	10	—	(577)	4,022
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	(2)	620
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	11	—	—	(26)	185
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	266	10	—	(605)	4,827

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

New England College of Business and Finance, LLC (Revolver) (1)	—	—	735	—	—	—	—	—	735
New England College of Business and Finance, LLC (20.8% of units) (1)	—	1,458	—	—	—	—	—	(406)	1,052
	—	1,458	735	—	—	—	—	(406)	1,787

SHI Holdings, Inc.	2,598	—	—	(14)	229	4	—	(177)	2,640
SHI Holdings, Inc. (Revolver)	3,342	—	464	—	311	(3)	—	(249)	3,865
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(231)	76
	6,247	—	464	(14)	540	1	—	(657)	6,581

Summit Container Corporation	3,034	—	—	—	—	—	—	25	3,059
Summit Container Corporation (Revolver)	6,660	—	23,898	(25,778)	—	—	—	3	4,783
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	23,898	(25,778)	—	—	—	28	7,842
Total non-controlled affiliate company investments	$57,267	$1,458	$30,335	$(25,792)	$3,567	$74	$—	$(5,163)	$61,746

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$14,950	$—	$—	$—	$—	$85	$42,669
	27,634	—	14,950	—	—	—	—	85	42,669
Total controlled affiliate company investments	$27,634	$—	$14,950	$—	$—	$—	$—	$85	$42,669

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2018
Non-controlled affiliate company investments:
American Community Homes, Inc.	$7,441	$—	$—	$(331)	$226	$31	$—	$(624)	$6,743
American Community Homes, Inc.	4,329	—	—	(165)	283	14	—	(420)	4,041
American Community Homes, Inc.	542	—	—	—	30	2	—	(64)	510
American Community Homes, Inc.	431	—	—	—	14	4	—	(40)	409
American Community Homes, Inc.	224	—	—	—	15	3	—	(25)	217
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw)	—	—	1,577	—	—	—	—	(171)	1,406
American Community Homes, Inc. (warrant to purchase up to 9.0% of the equity)	353	—	—	—	—	—	—	(353)	—
	13,320	—	1,577	(496)	568	54	—	(1,697)	13,326

Curion Holdings, LLC (2)	—	3,775	—	(25)	45	3	—	(130)	3,668
Curion Holdings, LLC (Revolver) (2)	—	76	112	—	—	—	—	(2)	186
Curion Holdings, LLC (2)	—	—	1	—	—	—	—	(1)	—
Curion Holdings, LLC (2)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	—	3,851	113	(25)	45	3	—	(133)	3,854

Incipio, LLC (3)	—	13,307	—	—	—	33	—	(413)	12,927
Incipio, LLC (3)	—	3,613	—	—	—	—	—	—	3,613
Incipio, LLC (Delayed Draw)	—	—	1,271	—	—	—	—	—	1,271
Incipio, LLC (3)	—	1,143	—	—	—	—	—	279	1,422
Incipio, LLC (3)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units) (3)	—	—	—	—	—	—	—	—	—
	—	18,063	1,271	—	—	33	—	(134)	19,233

Luxury Optical Holdings Co.	3,697	—	—	—	328	13	—	—	4,038
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	(1)	622
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	15	—	—	1	186
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	343	13	—	—	4,846

Millennial Brands LLC	—	—	—	—	—	—	(1,157)	1,157	—
Millennial Brands LLC	—	—	—	—	—	—	(416)	416	—
Millennial Brands LLC	—	—	—	—	—	—	(235)	235	—
Millennial Brands LLC	550	—	—	(167)	—	—	(367)	(16)	—
Millennial Brands LLC	—	—	—	—	—	—	(2,011)	2,011	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	(167)	—	—	(4,186)	3,803	—

Rockdale Blackhawk, LLC (4)	10,594	(12,753)	—	—	—	110	—	2,049	—
Rockdale Blackhawk, LLC (Capex) (4)	533	(641)	—	—	—	—	—	108	—
Rockdale Blackhawk, LLC (Revolver) (4)	1,797	(2,159)	—	—	—	—	—	362	—
Rockdale Blackhawk, LLC (Revolver) (4)	3,145	(3,778)	—	—	—	—	—	633	—
Rockdale Blackhawk, LLC (Revolver) (4)	—	(2,672)	2,288	—	—	—	—	384	—
Rockdale Blackhawk, LLC – LLC Units (4)	5,673	—	—	—	—	—	—	(5,673)	—
	21,742	(22,003)	2,288	—	—	110	—	(2,137)	—

SHI Holdings, Inc.	2,625	—	—	(20)	—	8	—	(8)	2,605
SHI Holdings, Inc. (Revolver)	2,226	—	768	—	—	4	—	(5)	2,993
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	20	806
	5,637	—	768	(20)	—	12	—	7	6,404

Summit Container Corporation	3,421	—	—	(227)	34	20	—	13	3,261
Summit Container Corporation	1,507	—	—	(1,523)	15	—	—	1	—
Summit Container Corporation (Revolver)	—	—	19,329	(14,070)	—	—	—	—	5,259
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	19,329	(15,820)	49	20	—	14	8,520

TPP Operating, Inc. (5)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (5)	3,373	724	63	(42)	—	—	—	(4,118)	—
TPP Operating, Inc. (5)	4,593	(724)	467	(47)	—	—	—	(4,289)	—
TPP Operating, Inc. (24 shares of common stock) (5)	—	—	—	—	—	—	—	—	—
TPP Operating, Inc. (16 shares of common stock) (5)	—	—	—	—	—	—	—	—	—
	7,966	—	530	(89)	—	—	—	(8,407)	—
Total non-controlled affiliate company investments	$58,751	$(89)	$25,876	$(16,735)	$1,005	$245	$(4,186)	$(8,684)	$56,183

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$9,640	$—	$25,200	$(9,500)	$—	$—	$—	$978	$26,318
	9,640	—	25,200	(9,500)	—	—	—	978	26,318
Total controlled affiliate company investments	$9,640	$—	$25,200	$(9,500)	$—	$—	$—	$978	$26,318

(1)	During the three months ended June 30, 2019, the Company participated in a credit bid to acquire the assets of New England College of Business (“NECB”), which was a subsidiary of Education Corporation of America (“ECA”). As a result, the Company obtained a 20.8% equity stake in NECB in exchange for a $1,458 reduction of secured loan position in ECA. The Company also provided a follow-on revolver commitment to NECB.
(2)	The Company provided a follow-on investment to Curion Holdings, LLC (“Curion”) as a part of a restructuring during the three months ended September 30, 2018. As part of the restructuring, the Company also received 12.1% of the equity of Curion. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.
(3)	The Company provided a follow-on investment to Incipio Technologies, Inc. (“Incipio”) as a part of a restructuring during the three months ended September 30, 2018. As part of the restructuring, the Company also received 17.7% of the equity of Incipio. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.
(4)	The Company provided a follow-on investment to Rockdale Blackhawk, LLC (“Rockdale”) during the six months ended June 30, 2018. In conjunction with the follow-on investment, the Company also received an additional 4.6% of the equity of Rockdale, increasing total equity ownership to 22.7%. On July 20, 2018, the Company put back its 22.7% equity investment in Rockdale in advance of a bankruptcy filing and therefore it is no longer an affiliated investment. For the purpose of this schedule, transfers out represents the fair value at June 30, 2018.
(5)	In December 2017, the Company transferred 16.0% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP, which is presented as a non-controlled affiliate company investment. During the year ended December 31, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee has informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, the Company fully realized a loss on TPP of $24,503 during the year ended December 31, 2018.

	For the nine months ended September 30,
	2019			2018
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments:
American Community Homes, Inc	$781	$—	$—	$806	$—	$—
American Community Homes, Inc.	652	—	—	617	—	—
American Community Homes, Inc.	60	—	—	72	—	—
American Community Homes, Inc.	48	—	—	50	—	—
American Community Homes, Inc.	36	—	—	34	—	—
American Community Homes, Inc.	142	—	—	23	—	—
American Community Homes, Inc.	183	—	—	—	—	—
American Community Homes, Inc.	—	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	1,902	—	—	1,602	—	—

Curion Holdings, LLC	286	—	—	115	—	—
Curion Holdings, LLC (Revolver)	20	—	—	4	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common Units)	—	—	—	—	—	—
	306	—	—	119	—	—

Incipio, LLC	1,164	—	—	486	—	—
Incipio, LLC	298	—	—	139	—	—
Incipio, LLC	128	—	—	28	—	—
Incipio, LLC	33	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common Units)	—	—	—	—	—	—
	1,623	—	—	653	—	—

Luxury Optical Holdings Co.	259	—	—	343	—	—
Luxury Optical Holdings Co. (Delayed Draw)	65	—	—	66	—	—
Luxury Optical Holdings Co. (Revolver)	12	—	—	15	—	—
Luxury Optical Holdings Co. (Common Stock)	—	—	—	—	—	—
	336	—	—	424	—	—

Millennial Brands LLC (Preferred Units)	—	—	—	—	—	—
Millennial Brands LLC (Common Units)	—	—	—	—	—	—
	—	—	—	—	—	—

New England College of Business and Finance, LLC (Revolver)	15	—	—	n/a	n/a	n/a
New England College of Business and Finance, LLC (LLC units)	—	—	—	n/a	n/a	n/a
	15	—	—	n/a	n/a	n/a

Rockdale Blackhawk, LLC	n/a	n/a	n/a	920	—	—
Rockdale Blackhawk, LLC (Capex)	n/a	n/a	n/a	41	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	137	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	240	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	104	—	—
Rockdale Blackhawk, LLC (LLC interest)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	1,442	—	—

SHI Holdings, Inc.	261	—	—	249	—	—
SHI Holdings, Inc. (Revolver)	349	—	—	249	—	—
SHI Holdings, Inc. (Common Stock)	—	—	—	—	—	—
	610	—	—	498	—	—

Summit Container Corporation	257	—	—	399	—	83
Summit Container Corporation	—	—	—	108	—	—
Summit Container Corporation (Revolver)	439	—	—	149	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	696	—	—	656	—	83

TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc. (Common Stock)	n/a	n/a	n/a	—	—	—
TPP Operating, Inc. (Common Stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—
Total non-controlled affiliate company investments	$5,488	$—	$—	$5,394	$—	$83

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$2,745	$—	$—	$1,075	$—
	—	2,745	—	—	1,075	—
Total controlled affiliate company investments	$—	$2,745	$—	$—	$1,075	$—
39

Note 6. Transactions with Related Parties

The Company has entered into an investment advisory agreement with MC Advisors, (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee.

On November 4, 2019, the Board approved a change to the Investment Advisory Agreement to amend the base management fee structure. Effective July 1, 2019, the base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of the Company’s average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) the Company’s average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to the Company’s exemptive relief with respect to MRCC SBIC’s SBA debentures. This change has the effect of reducing the Company’s base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.

For the period from January 1, 2018 through June 30, 2019, the base management fee was calculated at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which included assets financed using leverage) and was payable quarterly in arrears.

Base management fees for the three and nine months ended September 30, 2019 were $2,785 and $8,029, respectively. Base management fees for the three and nine months ended September 30, 2018 were $2,196 and $6,561, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Part one incentive fees (1)	$1,618	$1,545	$4,888	$5,170
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	(149)	(1,545)	(651)	(3,419)
Incentive fees, excluding the impact of the incentive fee waiver	1,469	—	4,237	1,751
Incentive fee waiver (3)	(616)	—	(1,182)	—
Total incentive fees, net of incentive fee waiver	$853	$—	$3,055	$1,751

(1)	Based on net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2019, the Company incurred $865 and $2,604, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $322 and $988, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2018, the Company incurred $925 and $2,581, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $327 and $973, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2019 and December 31, 2018, $322 and $342, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 175% and 223%, respectively.

Revolving Credit Facility: On March 1, 2019, the Company amended and restated its revolving credit facility (as amended and restated and further amended on March 20, 2019, the “Amended Credit Agreement”) with ING Capital LLC, as agent. Among other things, the Amended Credit Agreement increased the size of the facility from $200,000 to $255,000 (with an accordion feature that permits the Company, under certain circumstances, to increase the size of the facility up to $400,000), extended the period during which the Company may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extended the final maturity date from December 14, 2020 to March 1, 2024, lowered the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at the Company’s option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in the Company’s portfolio. The Company incurred expenses of $1,751 in conjunction with the amendment and restatement which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

On September 27, 2019, the Company entered into a second amendment to its revolving credit facility to, among other things, amend the borrowing base to increase the amount of borrowing that can be collateralized by investments structured based on loan-to-value metrics, with corresponding adjustments to the concentration limits. The size, pricing and other significant terms of the revolving credit facility remain unchanged. The Company incurred expenses of $180 in conjunction with this amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

As of September 30, 2019, the maximum amount the Company was able to borrow was $255,000 and this maximum can be increased to $400,000 pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of September 30, 2019, the Company had U.S. dollar borrowings of $198,450 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,188 in U.S. dollars) under the revolving credit facility. As of December 31, 2018, the Company had U.S. dollar borrowings of $117,150 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,876 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $602 and $688 for the three and nine months ended September 30, 2019 and $260 and $613 for the three and nine months ended September 30, 2018, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.4% and 5.0%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of September 30, 2019, MRCC SBIC had $20,776 in cash and $148,228 in investments at fair value. As of December 31, 2018, MRCC SBIC had $13,982 in cash and $161,014 in investments at fair value.

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

As of both September 30, 2019 and December 31, 2018, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2019	2018
Interest expense – revolving credit facility	$2,518	$1,347
Interest expense – 2023 Notes	1,567	209
Interest expense – SBA debentures	991	984
Amortization of deferred financing costs	473	355
Total interest and other debt financing expenses	$5,549	$2,895
Average outstanding balance	$436,080	$231,492
Average stated interest rate	4.6%	4.3%

	Nine months ended September 30,
	2019	2018
Interest expense – revolving credit facility	$6,505	$4,455
Interest expense – 2023 Notes	4,189	209
Interest expense – SBA debentures	2,942	2,822
Amortization of deferred financing costs	1,374	951
Total interest and other debt financing expenses	$15,010	$8,437
Average outstanding balance	$388,728	$235,520
Average stated interest rate	4.5%	4.2%

 Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2019 and December 31, 2018, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) from foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) from foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£105	10/1/2019	$6	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	12	—	Unrealized gain on foreign currency forward contracts
Total	£1,564		$83	$—

	As of December 31, 2018
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£107	1/2/2019	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£228	2/28/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	4/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	2	—	Unrealized gain on foreign currency forward contracts
Total	£2,570		$16	$—

For the three and nine months ended September 30, 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $60 and $67, respectively. For the three and nine months ended September 30, 2018, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($58) and ($58), respectively. For the three and nine months ended September 30, 2019, the Company recognized net realized gain (loss) on foreign currency forward contracts of $16 and $10, respectively. For both the three and nine months ended September 30, 2018, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero.

 Note 9. Distributions

 The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
September 3, 2019	September 16, 2019	September 30, 2019	0.35	7,156	—	—	33,674	355
Total distributions declared			$1.05	$21,468	—	$—	91,974	$1,060

Nine months ended September 30, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
August 31, 2018	September 14, 2018	September 28, 2018	0.35	7,156	—	—	24,946	338
Total distributions declared			$1.05	$21,026	22,308	$301	48,854	$639

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into its current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). During the nine months ended September 30, 2018, the Company sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2,519 under the ATM program. Aggregate underwriter’s discounts and commissions were $38 and offering costs were $79, resulting in net proceeds of approximately $2,402. There were no stock issuances during the nine months ended September 30, 2019.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2019 and December 31, 2018, the Company had $57,651 and $56,041, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 and $22,800, respectively, to SLF, as of September 30, 2019 and December 31, 2018 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2019.

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

 Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Per share data:
Net asset value at beginning of period	$12.66	$13.77
Net investment income (1)	1.05	1.19
Net gain (loss) (1)	(0.32)	(0.96)
Net increase in net assets from operations (1)	0.73	0.23
Stockholder distributions - income (2)	(1.05)	(1.05)
Net asset value at end of period	$12.34	$12.95
Net assets at end of period	$252,385	$264,752
Shares outstanding at end of period	20,444,564	20,444,564
Per share market value at end of period	$10.55	$13.57
Total return based on market value (3)	20.21%	6.75%
Total return based on average net asset value (4)	5.88%	1.72%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	11.55%	12.07%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5) (6)	14.62%	9.35%
Portfolio turnover (7)	13.55%	24.53%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2019 and 2018, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.

(6)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2019 and 2018. These ratios have been annualized unless otherwise noted.

	September 30, 2019	September 30, 2018
Ratio of interest and other debt financing expenses to average net assets	7.82%	4.15%
Ratio of total expenses (without incentive fees) to average net assets	13.43%	8.71%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (7) (8)	1.19%	0.64%

(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.46% and zero for nine months ended September 30, 2019 and 2018, respectively.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2019, our portfolio included approximately 78.2% senior secured debt, 11.7% unitranche secured debt, 2.1% junior secured debt and 8.0% equity securities, compared to December 31, 2018, when our portfolio included approximately 79.3% senior secured debt, 10.6% unitranche secured debt, 3.8% junior secured debt and 6.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested $20.7 million in three new portfolio companies and $37.0 million in 28 existing portfolio companies and had $28.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $28.9 million for the period.

During the nine months ended September 30, 2019, we invested $91.6 million in 17 new portfolio companies and $96.7 million in 32 existing portfolio companies and had $82.6 million in aggregate amount of sales and principal repayments, resulting in net investments of $105.7 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2019		December 31, 2018
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.3%	9.3%	10.2%	10.2%
Unitranche secured loans	9.6	10.1	10.3	10.8
Junior secured loans	9.4	9.4	9.0	9.0
Preferred equity securities	0.5	0.5	0.5	0.5
Total	9.2%	9.3%	10.0%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.9% for junior secured loans and 9.0% in total as of September 30, 2019. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.9% for junior secured loans and 9.1% in total as of September 30, 2019. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2019		December 31, 2018
Fair Value:
Senior secured loans	$514,353	78.2%	$439,068	79.3%
Unitranche secured loans	76,766	11.7	58,852	10.6
Junior secured loans	13,965	2.1	21,154	3.8
LLC equity interest in SLF	42,669	6.5	27,634	5.0
Equity securities	9,697	1.5	6,913	1.3
Total	$657,450	100.0%	$553,621	100.0%

Our portfolio composition remained relatively consistent with December 31, 2018. The decrease in total contractual and effective yields on the portfolio during the nine months ended September 30, 2019 was primarily attributed to general decreases in LIBOR and moving three additional portfolio companies to non-accrual status.

The following table shows the portfolio composition by industry (in thousands):

	September 30, 2019		December 31, 2018
Fair Value:
Automotive	$7,712	1.2%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	69,213	10.5	55,839	10.1
Beverage, Food & Tobacco	15,741	2.4	15,544	2.8
Chemicals, Plastics & Rubber	14,610	2.2	14,971	2.7
Construction & Building	35,363	5.4	29,791	5.4
Consumer Goods: Durable	22,179	3.4	25,212	4.5
Consumer Goods: Non-Durable	21,637	3.3	19,181	3.5
Containers, Packaging & Glass	7,842	1.2	9,694	1.8
Energy: Oil & Gas	6,205	0.9	2,516	0.4
Environmental Industries	12,533	1.9	12,195	2.2
Healthcare & Pharmaceuticals	51,400	7.8	52,769	9.5
High Tech Industries	87,332	13.3	77,954	14.1
Hotels, Gaming & Leisure	19,906	3.0	20,264	3.7
Investment Funds & Vehicles	42,669	6.5	27,634	5.0
Media: Advertising, Printing & Publishing	26,654	4.1	21,908	4.0
Media: Broadcasting & Subscription	1,219	0.2	4,483	0.8
Media: Diversified & Production	10,680	1.6	5,000	0.9
Retail	28,958	4.4	31,866	5.8
Services: Business	121,821	18.5	73,336	13.2
Services: Consumer	21,561	3.3	17,846	3.2
Wholesale	32,215	4.9	27,740	5.0
Total	$657,450	100.0%	$553,621	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	535,293	81.4
3	81,775	12.4
4	40,382	6.2
5	—	—
Total	$657,450	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2018 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	452,549	81.8
3	57,741	10.4
4	43,331	7.8
5	—	—
Total	$553,621	100.0%

As of September 30, 2019, we had seven borrowers with loans or preferred equity securities on non-accrual status (Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Luxury Optical Holdings Co., Incipio, LLC (“Incipio”) third lien tranches, Millennial Brands LLC (“Millennial”), Rockdale Blackhawk, LLC (“Rockdale”) pre-petition debt, and The Worth Collection, Ltd.), and these investments totaled $30.7 million in fair value, or 4.7% of our total investments at fair value. As of December 31, 2018, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion promissory notes, ECA, Incipio third lien tranches, Millennial, and Rockdale pre-petition debt), and these investments totaled $16.8 million in fair value, or 3.0% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2019	2018
Total investment income	$17,330	$13,779
Total expenses, net of incentive fee waiver	10,092	6,053
Net investment income	7,238	7,726
Net realized gain (loss) on investments	11	(5,600)
Net realized gain (loss) on foreign currency forward contracts	16	—
Net realized gain (loss) on foreign currency and other transactions	(1)	(11)
Net realized gain (loss)	26	(5,611)
Net change in unrealized gain (loss) on investments	(4,273)	(3,310)
Net change in unrealized gain (loss) on foreign currency forward contracts	60	(58)
Net change in unrealized gain (loss) on foreign currency and other transactions	602	260
Net change in unrealized gain (loss)	(3,611)	(3,108)
Net increase (decrease) in net assets resulting from operations	$3,653	$(993)

	Nine months ended September 30,
	2019	2018
Total investment income	$50,208	$43,549
Total expenses, net of incentive fee waiver	28,823	19,452
Net investment income	21,385	24,097
Net realized gain (loss) on investments	46	(5,600)
Net realized gain (loss) on foreign currency forward contracts	10	—
Net realized gain (loss) on foreign currency and other transactions	(3)	(8)
Net realized gain (loss)	53	(5,608)
Net change in unrealized gain (loss) on investments	(7,107)	(14,367)
Net change in unrealized gain (loss) on foreign currency forward contracts	67	(58)
Net change in unrealized gain (loss) on foreign currency and other transactions	688	613
Net change in unrealized gain (loss)	(6,352)	(13,812)
Net increase (decrease) in net assets resulting from operations	$15,086	$4,677

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2019	2018
Interest income	$13,960	$11,289
PIK interest income	1,621	733
Dividend income (1)	1,113	838
Fee income	57	188
Prepayment gain (loss)	218	450
Accretion of discounts and amortization of premium	361	281
Total investment income	$17,330	$13,779

	Nine months ended September 30,
	2019	2018
Interest income	$41,200	$35,962
PIK interest income	3,936	1,389
Dividend income (2)	2,784	1,888
Fee income	686	1,578
Prepayment gain (loss)	422	895
Accretion of discounts and amortization of premium	1,180	1,837
Total investment income	$50,208	$43,549

(1)	Includes PIK dividends of $13 and $288, respectively.
(2)	Includes PIK dividends of $39 and $813, respectively.

The increase in investment income of $3.6 million and $6.7 million during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively, is primarily the result of an increase in interest income (including PIK interest income) due to an increase in average outstanding loan balances and an increase in dividend income from our investment in SLF, partially offset by a decrease in fee income and prepayment gain (loss).

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2019	2018
Interest and other debt financing expenses	$5,549	$2,895
Base management fees	2,785	2,196
Incentive fees, net of incentive fee waiver (1)	853	—
Professional fees	262	260
Administrative service fees	322	327
General and administrative expenses	281	338
Excise taxes	—	—
Directors’ fees	40	37
Total expenses, net of incentive fee waiver	$10,092	$6,053

	Nine months ended September 30,
	2019	2018
Interest and other debt financing expenses	$15,010	$8,437
Base management fees	8,029	6,561
Incentive fees, net of incentive fee waiver (1)	3,055	1,751
Professional fees	823	869
Administrative service fees	988	973
General and administrative expenses	793	739
Excise taxes	10	11
Directors’ fees	115	111
Total expenses, net of incentive fee waiver	$28,823	$19,452

(1)	During the three and nine months ended September 30, 2019, MC Advisors waived part one incentive fees (based on net investment income) of $616 thousand and $1,182 thousand, respectively. During the three and nine months ended September 30, 2018, no incentive fees were waived. Incentive fees during the three and nine months ended September 30, 2019 were limited by $149 thousand and $651 thousand, respectively, due to the Incentive Fee Limitation. During the three and nine months ended September 30, 2018, incentive fees were limited by $1,545 thousand and $3,419 thousand, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended September 30,
	2019	2018
Interest expense – revolving credit facility	$2,518	$1,347
Interest expense – 2023 Notes	1,567	209
Interest expense – SBA debentures	991	984
Amortization of deferred financing costs	473	355
Total interest and other debt financing expenses	$5,549	$2,895
Average outstanding balance	$436,080	$231,492
Average stated interest rate	4.6%	4.3%

	Nine months ended September 30,
	2019	2018
Interest expense – revolving credit facility	$6,505	$4,455
Interest expense – 2023 Notes	4,189	209
Interest expense – SBA debentures	2,942	2,822
Amortization of deferred financing costs	1,374	951
Total interest and other debt financing expenses	$15,010	$8,437
Average outstanding balance	$388,728	$235,520
Average stated interest rate	4.5%	4.2%

The increase in expenses of $4.0 million and $9.4 million during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively, is primarily due to an increase in interest expense as a result of additional borrowings (primarily the 2023 Notes and revolving credit facility) to support the larger average portfolio size, an increase in base management fees due to the growth in invested assets, and an increase in incentive fees primarily due to the more significant Incentive Fee Limitation during the prior year periods.

Net Realized Gain (Loss)

During the three months ended September 30, 2019 and 2018, we had sales of investments of $0.8 million and $10.0 million, respectively, resulting in $11 thousand and ($5.6) million of net realized gain (loss), respectively. During the nine months ended September 30, 2019 and 2018, we had sales of investments of $1.5 million and $10.0 million, respectively, resulting in $46 thousand and ($5.6) million of net realized gain (loss), respectively.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2019 and 2018, we had $16 thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized net realized gain (loss) on foreign currency forward contracts of $10 thousand and zero, respectively. During the three months ended September 30, 2019 and 2018, we had ($1) thousand and ($11) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2019 and 2018, we had ($3) thousand and ($8) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2019 and 2018, our investments had ($4.3) million and ($3.3) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. For the three months ended September 30, 2019 and 2018, our foreign currency forward contracts had $60 thousand and ($58) thousand of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2019 and 2018, our foreign currency borrowings had $0.6 million and $0.3 million of net change in unrealized gain (loss), respectively.

For the nine months ended September 30, 2019 and 2018, our investments had ($7.1) million and ($14.4) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the period and unrealized loss on investments in our portfolio with mark-to-market losses during the period. For the nine months ended September 30, 2019 and 2018, our foreign currency forward contracts had $67 thousand and ($58) thousand of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2019 and 2018, our foreign currency borrowings had $0.7 million and $0.6 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2019 and 2018, the net increase (decrease) in net assets from operations was $3.7 million and ($1.0) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2019 and 2018, our per share net increase (decrease) in net assets resulting from operations was $0.17 and ($0.05), respectively. The $4.7 million increase during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, is primarily the result of a decrease in net unrealized mark-to-market losses on investments in the portfolio, partially offset by a decrease in net investment income.

For the nine months ended September 30, 2019 and 2018, the net increase (decrease) in net assets from operations was $15.1 million and $4.7 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2019 and 2018, our per share net increase (decrease) in net assets resulting from operations was $0.73 and $0.23, respectively. The $10.4 million increase during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, is primarily the result of a decrease in net unrealized mark-to-market losses on investments in the portfolio, partially offset by a decrease in net investment income.

Liquidity and Capital Resources

As of September 30, 2019, we had $3.2 million in cash, $20.8 million in cash at MRCC SBIC, $216.6 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $38.4 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the nine months ended September 30, 2019 and 2018, we experienced a net increase (decrease) in cash and restricted cash of $6.2 million and $2.7 million, respectively. For the nine months ended September 30, 2019, operating activities used $90.0 million, primarily as a result of purchases of portfolio investments and net investment income, partially offset by principal repayments on portfolio investments. For the nine months ended September 30, 2018, operating activities provided $14.8 million, primarily as a result of principal repayments on portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the nine months ended September 30, 2019, we generated $96.2 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders. During the nine months ended September 30, 2018, we used $12.1 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility, partially offset by proceeds from our 2023 Notes (net of deferred financing costs payments) and SBA debenture borrowings.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of September 30, 2019 and December 31, 2018, we had 20,444,564 and 20,444,564 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding was 175% and 223%, respectively.

Stock Issuances: On May 12, 2017, we entered into our current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). During the nine months ended September 30, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2.5 million under the ATM. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million. There were no stock issuances during the nine months ended September 30, 2019.

Borrowings

Revolving Credit Facility: On March 1, 2019, we amended and restated our revolving credit facility (as amended and restated and further amended on March 20, 2019, the “Amended Credit Agreement”) with ING Capital LLC, as agent. Among other things, the Amended Credit Agreement increased the size of the facility from $200.0 million to $255.0 million (with an accordion feature that permits us, under certain circumstances, to increase the size of the facility up to $400.0 million), extended the period during which we may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extended the final maturity date from December 14, 2020 to March 1, 2024, lowered the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at the Company’s option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in our portfolio. We incurred expenses of $1.8 million in conjunction with the amendment and restatement which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

On September 27, 2019, we entered into a second amendment to our revolving credit facility to, among other things, amend the borrowing base to increase the amount of borrowing that can be collateralized by investments structured based on loan-to-value metrics, with corresponding adjustments to the concentration limits. The size, pricing and other significant terms of the revolving credit facility remain unchanged. We incurred expenses of $0.2 million in conjunction with this amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

As of September 30, 2019, the maximum amount we are able to borrow was $255.0 million and this maximum can be increased to $400.0 million pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. We may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of September 30, 2019, we had U.S. dollar borrowings of $198.4 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.2 million in U.S. dollars) under the revolving credit facility. As of December 31, 2018, we had U.S. dollar borrowings of $117.1 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.9 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.6 million and $0.7 million for the three and nine months ended September 30, 2019, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.4% and 5.0%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of September 30, 2019, MRCC SBIC had $20.8 million in cash and $148.2 million in investments at fair value. As of December 31, 2018, MRCC SBIC had $14.0 million in cash and $161.0 million in investments at fair value.

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

As of both September 30, 2019 and December 31, 2018, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2019, totaled $7.2 million ($0.35 per share) and $21.5 million ($1.05 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2018, totaled $7.2 million ($0.35 per share) and $21.3 million ($1.05 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2019 and 2018, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both September 30, 2019 and December 31, 2018, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded. As of December 31, 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $54.4 million was funded.

As of both September 30, 2019 and December 31, 2018, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2019 and December 31, 2018, $42.2 million and $27.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and nine months ended September 30, 2019, we received $1.1 million and $2.7 million of dividend income from our LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2018, we received $0.6 million and $1.1 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has entered into a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2019 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20.0 million upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170.0 million. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2019, SLF incurred $51 thousand and $144 thousand, respectively, of allocable expenses. For the three and nine months ended September 30, 2018, SLF incurred $29 thousand and $29 thousand, respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of September 30, 2019 and December 31, 2018, SLF had total assets at fair value of $244.8 million and $177.1 million, respectively. As of September 30, 2019 and December 31, 2018, SLF had zero and zero portfolio company investments on non-accrual status, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2019 and December 31, 2018, SLF had commitments to fund various undrawn revolvers and delayed draw loans to its portfolio companies totaling $5.5 million and $5.5 million, respectively.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Senior secured loans (1)	239,971	174,267
Weighted average current interest rate on senior secured loans (2)	7.2%	7.6%
Number of borrowers in SLF	64	50
Largest portfolio company investment (1)	6,878	6,930
Total of five largest portfolio company investments (1)	28,765	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	6.60%	10/28/2024	4,287	$4,307
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.60%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.79%	6/6/2025	3,259	3,242
Novaria Holdings, LLC	L+4.75%	6.79%	12/19/2024	4,301	4,301
Trident Maritime SH, Inc.	L+5.50%	7.60%	6/4/2024	4,435	4,386
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.60%	6/4/2024	340	—
				17,302	16,236
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.54%	1/25/2021	1,920	1,918
Wheel Pros, LLC	L+4.75%	6.79%	4/4/2025	4,945	4,875
				6,865	6,793
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (e)	L+5.00%	7.10%	1/30/2026	4,963	4,876
Lightbox Intermediate, L.P.	L+5.00%	7.05%	5/11/2026	4,988	4,938
Minotaur Acquisition, Inc.	L+5.00%	7.04%	3/27/2026	2,985	2,907
Nuvei Technologies Corp. (e)	L+5.00%	7.06%	9/26/2025	4,963	4,913
Zenith Merger Sub, Inc.	L+5.25%	7.35%	12/13/2024	4,712	4,690
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.29%	12/13/2024	265	66
				22,876	22,390
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.54%	11/10/2022	2,551	2,519
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,703	3,703
US Salt, LLC	L+4.75%	6.79%	1/16/2026	2,736	2,753
				8,990	8,975
Capital Equipment
Analogic Corporation	L+6.00%	8.04%	6/24/2024	4,950	4,805
				4,950	4,805
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.86%	6/30/2021	2,828	2,763
				2,828	2,763
Construction & Building
ISC Purchaser, LLC	L+5.00%	7.10%	7/11/2025	5,000	5,000
The Cook & Boardman Group, LLC	L+5.75%	8.37%	10/20/2025	2,978	2,963
				7,978	7,963
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.10%	5/1/2024	1,816	1,553
SSH Group Holdings, Inc.	L+4.25%	6.29%	7/30/2025	2,310	2,312
				4,126	3,865
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.04%	9/26/2025	2,474	2,375
				2,474	2,375
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.54%	6/3/2026	4,333	4,301
Polychem Acquisition, LLC	L+5.00%	7.05%	3/17/2025	2,985	2,985
Port Townsend Holdings Company, Inc.	L+4.75%	6.80%	4/3/2024	4,850	4,844
PVHC Holding Corp	L+4.75%	6.85%	8/5/2024	3,292	2,954
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	6.85%	8/5/2024	425	—
				15,885	15,084
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.29%	7/30/2025	4,621	4,602
Offen, Inc.	L+5.00%	7.10%	6/22/2026	2,442	2,442
Offen, Inc. (Delayed Draw) (c)	L+5.00%	7.10%	6/22/2026	885	—
				7,948	7,044
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.31%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.31%	3/17/2025	601	598
P&L Developments, LLC	L+7.50%	9.55%	6/28/2024	3,000	2,970
Radiology Partners, Inc.	L+4.75%	7.06%	7/9/2025	4,950	4,893
Solara Medical Supplies, LLC	L+6.00%	8.04%	2/27/2024	5,529	5,529
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.04%	2/27/2024	1,070	999
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.04%	2/27/2024	714	—
				18,192	17,305
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.35%	5/24/2023	3,300	3,283
Corel, Inc. (e)	L+5.00%	7.09%	7/2/2026	4,000	3,885
Datto, Inc.	L+4.25%	6.29%	4/2/2026	3,325	3,362
Gigamon, Inc.	L+4.25%	6.29%	12/27/2024	2,948	2,866
LW Buyer, LLC	L+5.00%	7.04%	12/30/2024	4,988	4,963
Perforce Software, Inc.	L+4.50%	6.54%	7/1/2026	3,333	3,337
TGG TS Acquisition Company	L+6.50%	8.53%	12/12/2025	4,174	4,158
				26,068	25,854
Hotels, Gaming & Leisure
North Haven Spartan US Holdco, LLC (d)	L+5.00%	7.04%	6/25/2025	2,350	2,327
Tait LLC	L+5.00%	7.11%	3/28/2025	4,210	4,222
Tait LLC (Revolver) (c)	L+5.00%	7.11%	3/28/2025	769	—
				7,329	6,549
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.30%	9/11/2023	4,950	4,938
Cadent, LLC (Revolver) (c)	L+5.25%	7.30%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	7.04%	5/21/2026	4,418	4,223
				9,535	9,161
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.75%	12/20/2024	6,878	6,910
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,900
				11,878	11,810
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	7.04%	9/24/2025	5,000	4,973
CHA Holdings, Inc.	L+4.50%	6.60%	4/10/2025	2,028	2,025
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	6.60%	4/10/2025	445	427
Eliassen Group, LLC	L+4.50%	6.54%	11/5/2024	3,036	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,309	4,238
Engage2Excel, Inc.	L+6.50%	8.78%	3/7/2023	777	765
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.78%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.50%	3/7/2023	545	273
GI Revelation Acquisition LLC	L+5.00%	7.04%	4/16/2025	1,383	1,329
Orbit Purchaser LLC	L+4.50%	6.64%	10/21/2024	2,488	2,488
Orbit Purchaser LLC	L+4.50%	6.82%	10/21/2024	1,921	1,921
Orbit Purchaser LLC	L+4.50%	6.64%	10/21/2024	562	562
Output Services Group, Inc.	L+4.50%	6.54%	3/27/2024	4,927	4,311
SIRVA Worldwide, Inc.	L+5.50%	7.54%	8/4/2025	1,963	1,904
Teneo Holdings LLC	L+5.25%	7.29%	7/11/2025	5,000	4,794
The Kleinfelder Group, Inc.	L+4.75%	6.70%	11/29/2024	2,481	2,470
				37,365	35,502
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.54%	12/18/2025	4,963	4,863
LegalZoom.com, Inc.	L+4.50%	6.54%	11/21/2024	2,729	2,743
WeddingWire, Inc.	L+4.50%	6.54%	12/19/2025	1,158	1,159
				8,850	8,765
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.04%	7/21/2025	1,820	1,822
Mavenir Systems, Inc.	L+6.00%	8.34%	5/8/2025	3,950	3,901
				5,770	5,723
Transportation: Cargo
GlobalTranz Enterprises LLC	L+5.00%	7.06%	5/15/2026	3,304	3,172
				3,304	3,172
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.29%	10/1/2025	1,737	1,736
				1,737	1,736
Wholesale
AmeriLife Group, LLC	L+4.50%	6.54%	6/12/2026	2,917	2,917
AmeriLife Group, LLC (Delayed Draw) (c)	L+4.50%	6.54%	6/12/2026	409	—
BMC Acquisition, Inc.	L+5.25%	7.35%	12/30/2024	4,913	4,888
HALO Buyer, Inc.	L+4.50%	6.54%	6/30/2025	4,938	4,888
				13,177	12,693

TOTAL INVESTMENTS					$236,563

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of September 30, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of September 30, 2019.
(e)	This is an international company.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

 (in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holdings, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V. (e)	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel, Inc. (d) (e)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orbit Purchaser LLC	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orbit Purchaser LLC (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2018. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2018.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments, at fair value	$236,563	$172,341
Cash	389	448
Restricted cash	7,044	3,838
Interest receivable	807	456
Other assets	39	39
Total assets	$244,842	$177,122
Liabilities
Revolving credit facility	$148,532	$101,060
Less: Unamortized deferred financing costs	(1,517)	(1,625)
Total debt, less unamortized deferred financing costs	147,015	99,435
Payable for open trades	11,567	21,746
Interest payable	572	457
Accounts payable and accrued expenses	351	216
Total liabilities	159,505	121,854
Members’ capital	85,337	55,268
Total liabilities and members’ capital	$244,842	$177,122

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Investment income:
Interest income	$4,637	$2,262	$11,972	$4,441
Total investment income	4,637	2,262	11,972	4,441
Expenses:
Interest and other debt financing expenses	1,918	922	5,287	1,571
Organizational costs	—	—	—	11
Professional fees	214	139	554	201
Total expenses	2,132	1,061	5,841	1,783
Net investment income (loss)	2,505	1,201	6,131	2,658
Net gain (loss):
Net change in unrealized gain (loss)	(1,005)	448	(472)	1,447
Net gain (loss)	(1,005)	448	(472)	1,447
Net increase (decrease) in members’ capital	$1,500	$1,649	$5,659	$4,105

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. On November 4, 2019, we amended the base management fee under the Investment Advisory Agreement, effective July 1, 2019. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2019, and December 31, 2018, we had outstanding commitments to fund investments, excluding investments in SLF, totaling $57.6 million and $56.0 million, respectively. As of September 30, 2019, and December 31, 2018, we had unfunded commitments to SLF of $7.8 million and $22.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and, to a lesser extent, equity securities of middle-market companies. Under procedures established by our Board, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by our Board. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization, cash flows, net income, revenues, or in limited cases, book value.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on our consolidated statements of operations. We report changes in the fair value of secured borrowings that are measured at fair value as a component of the net change in unrealized gain (loss) on secured borrowings on the consolidated statements of operations. The impact resulting from changes in foreign exchange rates on the revolving credit facility borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions.

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

During the three and nine months ended September 30, 2019 and 2018, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(1,439)	$(541)	$(898)
Up 100 basis points	5,401	2,166	3,235
Up 200 basis points	11,205	4,333	6,872
Up 300 basis points	17,009	6,499	10,510

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of September 30, 2019, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.2 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of September 30, 2019, we had foreign currency forward contracts in place for £1.6 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended September 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

10.1

Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)

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

Date: November 6, 2019	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: November 6, 2019	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

