Form 10-K
period 2019-12-31
MONROE CAPITAL Corp
filed 2020-03-03
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $230.5 million based on the number of shares held by non-affiliates of the registrant as of June 28, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2020, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

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

On April 20, 2015, we closed a public offering of 2,450,000 shares of our common stock at a public offering price of $14.85 per share, raising approximately $36.4 million in gross proceeds. On May 18, 2015, we completed the sale of an additional 367,500 shares of our common stock, at a public offering price of $14.85 per share, raising approximately $5.5 million in gross proceeds pursuant to the underwriters’ exercise of the over-allotment option. Aggregate underwriters’ discounts and commissions were $1.7 million and offering costs were $0.3 million, resulting in net proceeds of approximately $39.9 million.

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

On July 1, 2016, we amended the Initial ATM Program with MLV and JMP to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV. On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP (the “ATM Program”). All other material terms of the Initial ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Initial ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. During the year ended December 31, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of approximately $2.5 million under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million. There were no stock issuances during the year ended December 31, 2019.

Small Business Investment Company Subsidiary

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $616.2 million at December 31, 2019. Our portfolio at December 31, 2019 consists of 81 different portfolio companies and holdings include senior secured, junior secured and unitranche secured debt and equity investments. As of December 31, 2019, we have borrowed $180.3 million under our revolving credit facility, we have $109.0 million in aggregate principal amount of senior unsecured notes (“2023 Notes”) outstanding and we have drawn $115.0 million in SBA debentures to finance the purchase of our assets.

Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2019, our portfolio included approximately 77.1% senior secured debt, 12.4% unitranche secured debt, 2.2% junior secured debt and 8.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 30 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2019, Monroe Capital’s investment professionals invested in over 1,300 loans and related investments in an aggregate amount of over $17.0 billion.

In addition to their roles with Monroe Capital and MC Advisors, Messrs. Koenig and Peck serve as interested directors. Mr. Koenig has more than 35 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Peck has more than 25 years of public company management, leveraged finance and commercial lending experience at organizations including Deerfield Capital Management LLC, Black Diamond Capital Management LLC and Salomon Smith Barney Inc. Messrs. Koenig and Peck are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 35 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 20 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2019, Monroe Capital had approximately $9.2 billion in assets under management. Over its sixteen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 500 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2019, Monroe Capital’s investment professionals invested in over 1,300 loans and related investments in an aggregate amount of over $17.0 billion. The senior investment team of Monroe Capital averages more than 30 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2019, our investments in the Services: Business, High Tech Industries, Banking, Finance, Insurance & Real Estate and Healthcare & Pharmaceuticals industries represented approximately 17.6%, 14.7%, 12.4% and 10.2%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 120 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2019, Monroe Capital’s investment professionals invested in over 1,300 loans and related investments in an aggregate amount of over $17.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2019. Monroe Capital’s over 1,300 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Preferred Equity. We generally structure preferred equity investments to combine features of equity and debt. We may obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such preferred equity, which takes a priority to common stockholders. Preferred equity interests generally have a stated dividend rate and may not have a fixed maturity date.

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

Senior Loan Fund. We have invested in SLF, which as of December 31, 2019, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $18.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2019, as well as the top ten industries in which we were invested as of December 31, 2019, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Rockdale Blackhawk, LLC	$29,538	4.8%
Incipio, LLC	18,385	3.0
HFZ Capital Group, LLC	17,995	2.9
American Community Homes, Inc.	17,616	2.9
MC Sign Lessor Corp.	17,585	2.9
RPL Bidco Limited	15,948	2.6
Midwest Composite Technologies, LLC	15,930	2.6
IT Global Holding, LLC	14,822	2.4
TRP Construction Group, LLC	14,457	2.3
Newforma, Inc.	13,251	2.2
	$175,527	28.6%

Industry	Fair Value of Investments	Percentage of Total Investments
Services: Business	$108,704	17.6%
High Tech Industries	90,385	14.7
Banking, Finance, Insurance & Real Estate	76,351	12.4
Healthcare & Pharmaceuticals	62,727	10.2
Construction & Building	30,887	5.0
Chemicals, Plastics & Rubber	29,509	4.8
Media: Advertising, Printing & Publishing	26,333	4.3
Services: Consumer	22,051	3.6
Consumer Goods: Durable	21,237	3.4
Consumer Goods: Non-Durable	20,365	3.3
	$488,549	79.3%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

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

Monitoring. We benefit from the portfolio management system in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process, developed by Monroe Capital, has daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4 or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

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

On November 4, 2019, the Board approved a change to the Investment Advisory Agreement to amend the base management fee structure. Effective July 1, 2019, the base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to our exemptive relief with respect to MRCC SBIC’s SBA debentures. This change has the effect of reducing our base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.

Prior to July 1, 2019, the base management fee was calculated at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which included assets financed using leverage) and was payable quarterly in arrears.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the preceding quarter subject to a total return requirement. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under our administration agreement between us and MC Management (the “Administration Agreement”) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. MC Advisors is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued interest that we never actually receive.

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

Pre-incentive fee net investment income does not include any realized capital gains or losses or unrealized capital gains or losses. If any distributions from portfolio companies are characterized as a return of capital, such returns of capital would affect the capital gains incentive fee to the extent a gain or loss is realized. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

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

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation

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

Example 3: Capital Gains Portion of Incentive Fee (*)

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

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized, and actual returns may vary from those shown in this example.

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on the fiscal year end of such year.

(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment advisor ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2019, 2018 and 2017, we incurred $3.5 million, $3.4 million and $3.4 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.3 million, $1.3 million and $1.2 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on August 1, 2019, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our board of directors considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.

•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our board of directors concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other BDCs.

•	Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed BDCs. Our Board concluded that MC Advisors was delivering results consistent with our investment objective over the most recently completed period.

•	Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.

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

COMPETITION

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may invest in areas they have not traditionally invested in or from which they had withdrawn during the recent economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

ELECTION TO BE TAXED AS A RIC

As a BDC, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Generally, we would expect these distributions to be taxable to our stockholders as ordinary income and not to be eligible for the reduced maximum tax rates associated with qualified dividends.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2019, 2018 and 2017, we recorded $10 thousand, $11 thousand and $0.1 million on our consolidated statements of operations for U.S. federal excise taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), under the Code, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% federal excise tax.

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

Although we do not expect to do so, we will be authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for U.S. federal income tax and the 4% federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effects of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

FAILURE TO QUALIFY AS A RIC

If we fail the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which, among other things may require us to pay certain corporate-level federal taxes or to dispose of certain assets). If we are unable to qualify for treatment as a RIC and are unable to cure the failure, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. In the event of such a failure to qualify, distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next ten years (or shorter applicable period). Alternatively, we may choose to recognize such built-in gains immediately prior to our qualification as a RIC.

If we have previously qualified as a RIC, but are subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

REGULATION

We are a BDC under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies under the SBA debentures issued to MRCC SBIC upon an event of default.

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

On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

QUALIFYING ASSETS

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(a)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

•	is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(b)	Securities of any eligible portfolio company which we control.

(c)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. MC Advisors or its affiliates provide such managerial assistance on our behalf to portfolio companies that request this assistance.

TEMPORARY INVESTMENTS

Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

SENIOR SECURITIES

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including MRCC SBIC, for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

Proxy Voting Records

You may obtain information about how we voted proxies for Monroe Capital Corporation by making a written request for proxy voting information to: Monroe Capital Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.

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

We restrict access to nonpublic personal information about our stockholders to employees of MC Management and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

OTHER

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to Monroe Capital Corporation or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other funds advised by MC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made in compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

We co-invest on a concurrent basis with other affiliates of MC Advisors, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our allocation procedures. On October 15, 2014, we received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by MC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2019, affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 16 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. We received exemptive relief from the SEC on October 15, 2014 that permits greater flexibility relating to co-investments, subject to certain conditions. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and pursuant to our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

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

MC Advisors, an affiliate of Monroe Capital, provides us with access to Monroe Capital’s investment professionals. MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the investment professionals of Monroe Capital and its affiliates. The Staffing Agreement provides that MC Management will make available to MC Advisors experienced investment professionals and access to the senior investment personnel of Monroe Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure you that MC Management will continue to fulfill its obligations under the agreement. Furthermore, the Staffing Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. If MC Management fails to perform or terminates the agreement, we cannot assure you that MC Advisors will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Monroe Capital and its affiliates or their information and deal flow.

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

MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 16 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for the private BDC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among the participating funds, including us, in proportion to the relative amounts of capital available for new investments, taking into account such factors as Monroe Capital may determine appropriate, including investment objectives, legal or regulatory restrictions, current holdings, availability of capital for investment, immediately available cash, the size of investments generally, risk-return considerations, relative exposure to market trends, maintenance of targeted leverage level, targeted asset mix, target investment return, diversification requirements, strategic objectives, specific liquidity requirements, tax consequences, limitations and restrictions on a fund’s portfolio that are imposed by such fund’s governing board or documents, and other considerations or factors that Monroe Capital deems necessary or appropriate in light of the circumstances at such time (collectively, the “Allocation Criteria”). We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us.

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

The part of the incentive fee payable to MC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MC Advisors to the extent that it may encourage MC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MC Advisors may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to MC Advisors that relates to our net investment income generally does not include any realized capital gains or losses or unrealized capital gains or losses. However, part one incentive fees are subject to Incentive Fee Limitation as described in Note 6 to the accompanying consolidated financial statements. Any net investment income incentive fee would not be subject to repayment.

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

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, exemptive relief granted to us by the SEC on October 15, 2014 and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. The allocation policy further provides that allocations among us and these other funds are generally made in proportion to the relative amounts of capital available for new investments taking into account the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the majority of the members of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012, have qualified in each taxable year since, and intend to qualify annually hereafter; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting corporate U.S. federal taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

An extended disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, it will be necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to corporate-level U.S. federal income tax.

Legislation enacted in 2018 allows us to incur additional leverage, which could increase the risk of investing in us.

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

Leverage is generally considered a speculative investment technique and may increase the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (as of June 21, 2018) of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to taxation as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

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

As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 19, 2020. We may seek further stockholder approval to sell shares below net asset value in the future.

In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.

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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-33.29%	-20.16%	-7.03%	6.11%	19.24%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $655.1 million in total assets, $405.7 million in debt outstanding, of which $289.3 million is senior securities outstanding, $249.4 million in net assets and an average cost of funds of 4.32%, which was the weighted average interest rate of borrowing on our revolving credit facility, SBA debentures and 2023 Notes as of December 31, 2019. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total portfolio assets of at least 2.68%.

Substantially all of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2019, substantially all of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our revolving credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facilities.

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

The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

 As a result of the transition away from the widespread use of LIBOR to alternative rates, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain.

In 2019, the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant has issued statements and guidance surrounding the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff has encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates, and has encouraged audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate our revolving credit facility and the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•	Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities and loans that are included in our assets and liabilities;

•	Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investment;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•	Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•	Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

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

The debentures issued by the SBA to MRCC SBIC have a maturity of ten years and bear interest semi-annually at fixed rates. MRCC SBIC will need to generate sufficient cash flow to make required debt payments to the SBA. If MRCC SBIC is unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event MRCC SBIC liquidates or the SBA exercises its remedies under such debentures as the result of a default by MRCC SBIC.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in section 55(a) of the 1940 Act. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, treaties, tariffs, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

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

We may be subject to risks associated with our investments in senior loans.

We invest in senior secured loans. Senior secured loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed income instruments, although senior secured loans are senior and secured in contrast to other below investment grade fixed income instruments, which are often subordinated or unsecured. Investment in senior secured loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior secured loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior secured loan may decline in value or become illiquid, which would adversely affect the senior secured loan’s value.

There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, MC Advisors will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of MC Advisors.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

We may be subject to risks associated with our investments in junior debt securities.

We invest in junior debt securities. Although certain junior debt securities are typically senior to common stock or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

We may be subject to risks associated with our investments in unitranche secured loans and securities.

We invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

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

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or MC Advisors have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, our investments in the Services: Business, High Tech Industries, Banking, Finance, Insurance & Real Estate and Healthcare & Pharmaceuticals industries represented approximately 17.6%, 14.7%, 12.4% and 10.2%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the technology industry.

We may invest portions of our portfolio in the technology industry. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operate in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the healthcare industry.

Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.

Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with our investments in the business services industry.

Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

We may be subject to risks associated with our investments in the insurance industry.

We may invest portions of our portfolio in the insurance industry. The insurance business has historically been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often offset over time by an increasing supply of insurance capacity in the form of capital provided by new entrants and existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities for our portfolio companies to underwrite insurance risks. Any of these factors could in turn, materially adversely affect our business, financial condition and results of operations.

We may be subject to risks associated with our investments in the finance industry.

We may invest portions of our portfolio in the finance industry. The regulatory environment in which the finance industry operates could have a material adverse effect on business and operating results for our portfolio companies. Our portfolio companies are subject to a wide variety of laws and regulations in the jurisdictions where they operate, including supervision and licensing by numerous governmental entities. These laws and regulations can create significant constraints on operations and result in significant costs related to compliance. Failure to comply with these laws and regulations could impair the ability of a portfolio company to continue operating and result in substantial civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses, and damage to reputation, brand and valued customer relationships. Any of these factors could in turn, materially adversely affect our business, financial condition and results of operations.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2019, PIK interest and PIK dividends comprised approximately 8.1% and 0.1% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by MC Advisors’ allocation policy.

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
39

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

A significant portion of our investments involves private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

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

The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

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

We currently hold, and we may in the future make, investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to Our Common Stock

We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

We have paid and intend to continue to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders.

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

Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

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

The market price and liquidity of the market for our securities may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	the ability of MRCC SBIC, or any other SBIC subsidiary we may form to obtain and maintain an SBIC license;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of MC Advisors’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Risks Related to the 2023 Notes

The 2023 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2023 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2023 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. As of December 31, 2019, we had $180.3 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2023 Notes to the extent of the value of the assets securing such indebtedness.

 The 2023 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes, and the 2023 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2023 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including MRCC SBIC. As of December 31, 2019, our subsidiaries had total indebtedness outstanding of $115.0 million. In addition, in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2023 Notes.

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

As of December 31, 2019, we had approximately $180.3 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2023 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

HOLDERS

As of March 2, 2020, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

In October 2012, we adopted an “opt out” dividend reinvestment plan for our common stockholders. When we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions.

PERFORMANCE GRAPH

The following graph compares the return on our common stock from December 31, 2014 to December 31, 2019 with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2014, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

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

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
Consolidated statements of operations data:
Total investment income	$68,193	$58,384	$51,107	$45,018	$36,898
Base management fees	10,780	8,879	7,726	6,347	5,129
Incentive fees, net of incentive fee waiver (1)	4,429	1,751	5,378	5,504	4,685
All other expenses	23,933	15,843	11,899	9,982	8,260
Net investment income before income taxes	29,051	31,911	26,104	23,185	18,824
Income taxes, including excise taxes	17	11	100	679	83
Net investment income	29,034	31,900	26,004	22,506	18,741
Net realized gain (loss)	(925)	(30,030)	(372)	587	304
Net change in unrealized gain (loss)	(8,895)	3,978	(13,480)	1,272	(1,153)
Net increase (decrease) in net assets resulting from operations	$19,214	$5,848	$12,152	$24,365	$17,892
Per share data (basic and diluted):
Net asset value	$12.20	$12.66	$13.77	$14.52	$14.19
Net investment income	1.42	1.57	1.40	1.55	1.60
Net realized gain (loss)	(0.05)	(1.48)	(0.03)	0.04	0.03
Net change in unrealized gain (loss)	(0.43)	0.20	(0.72)	0.09	(0.10)
Net increase (decrease) in net assets resulting from operations	$0.94	$0.29	$0.65	$1.68	$1.53
Distributions declared:
From net investment income	$1.40	$1.40	$1.37	$1.40	$1.37
From capital gains	—	—	0.03	—	0.03
Total distributions declared	$1.40	$1.40	$1.40	$1.40	$1.40
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$616,231	$553,621	$494,138	$412,920	$341,091
Cash	2,234	3,744	4,332	5,958	5,278
Restricted cash	27,409	13,982	2,867	2,373	8,588
Other assets	9,184	8,482	6,095	3,294	2,353	(2)
Total assets	655,058	579,829	507,432	424,545	357,310	(2)
Total debt, less unamortized deferred financing costs	396,241	313,764	221,942	177,869	162,607	(2)
Other liabilities	9,460	7,298	6,791	5,826	10,168	(2)
Total liabilities	405,701	321,062	228,733	183,695	172,775	(2)
Total net assets	$249,357	$258,767	$278,699	$240,850	$184,535
Other data:
Total return based on market value (3)	27.7%	(21.7)%	(1.8)%	29.0%	(0.2)%
Total return based on average net asset value (4)	7.5%	2.2%	4.6%	11.7%	11.0%
Weighted average annualized effective yield at year end (5)	8.9%	10.0%	10.0%	9.6%	10.6%
Number of portfolio company investments at year end	81	74	72	70	55
Purchases of investments for the year	$230,605	$240,420	$264,393	$147,780	$193,631
Principal payments, sales of investments and settlement of forward contracts for the year	$166,092	$159,161	$173,446	$81,446	$88,379

(1)	During the years ended December 31, 2019, 2018, 2017, 2016 and 2015, MC Advisors waived part one incentive fees (based on net investment income) of $1,182, zero, $308, $273 and zero, respectively.
(2)	In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 during the year ended December 31, 2016 and the consolidated statements of assets and liabilities for prior years were also revised to reflect this presentation.

(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our dividend reinvestment plan (“DRIP”). Total return based on market value does not reflect brokerage commissions.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets from operations by the average net asset value.
(5)	The weighted average annualized effective yield on portfolio investments at year end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 8.7%, 9.8%, 10.0%, 9.6% and 10.6% as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

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

Overview

Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are a specialty finance company focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.

Our shares are currently listed on the NASDAQ Global Select Market under the symbol “MRCC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2019, our portfolio included approximately 77.1% senior secured debt, 12.4% unitranche secured debt, 2.2% junior secured debt and 8.3% equity securities, compared to December 31, 2018, when our portfolio included approximately 79.3% senior secured debt, 10.6% unitranche secured debt, 3.8% junior secured debt and 6.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Net gain (loss)

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments, foreign currency forward contracts, secured borrowings, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statements of operations.

Portfolio and Investment Activity

During the year ended December 31, 2019, we invested $98.6 million in 18 new portfolio companies and $132.0 million in 33 existing portfolio companies and had $166.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $64.5 million for the year.

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

The following table shows portfolio yield by security type:

	December 31, 2019		December 31, 2018
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.9%	8.9%	10.2%	10.2%
Unitranche secured loans	9.3	9.8	10.3	10.8
Junior secured loans	9.1	9.1	9.0	9.0
Preferred equity securities	0.5	0.5	0.5	0.5
Total	8.8%	8.9%	10.0%	10.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.6% in total as of December 31, 2019. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.7% in total as of December 31, 2019. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 5.6% for junior secured loans and 9.8% in total as of December 31, 2018. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

  The following table shows the composition of our investment portfolio (in thousands):

	December 31, 2019		December 31, 2018
Fair Value:
Senior secured loans	$475,157	77.1%	$439,068	79.3%
Unitranche secured loans	76,247	12.4	58,852	10.6
Junior secured loans	13,676	2.2	21,154	3.8
LLC equity interest in SLF	42,412	6.9	27,634	5.0
Equity securities	8,739	1.4	6,913	1.3
Total	$616,231	100.0%	$553,621	100.0%

Our portfolio composition remained relatively consistent with December 31, 2018, with the largest shifts in portfolio composition resulting from the funding of senior secured loans and the additional investments made in SLF during the year ended December 31, 2019. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR and moving three additional portfolio companies to non-accrual status.

The following table shows the portfolio composition by industry (in thousands):

	December 31, 2019		December 31, 2018
Fair Value:
Automotive	$7,787	1.3%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	76,351	12.4	55,839	10.1
Beverage, Food & Tobacco	15,634	2.5	15,544	2.8
Chemicals, Plastics & Rubber	29,509	4.8	14,971	2.7
Construction & Building	30,887	5.0	29,791	5.4
Consumer Goods: Durable	21,237	3.4	25,212	4.5
Consumer Goods: Non-Durable	20,365	3.3	19,181	3.5
Containers, Packaging & Glass	8,377	1.4	9,694	1.8
Energy: Oil & Gas	4,306	0.7	2,516	0.4
Environmental Industries	12,001	1.9	12,195	2.2
Healthcare & Pharmaceuticals	62,727	10.2	52,769	9.5
High Tech Industries	90,385	14.7	77,954	14.1
Hotels, Gaming & Leisure	—	—	20,264	3.7
Investment Funds & Vehicles	42,412	6.9	27,634	5.0
Media: Advertising, Printing & Publishing	26,333	4.3	21,908	4.0
Media: Broadcasting & Subscription	1,491	0.2	4,483	0.8
Media: Diversified & Production	10,652	1.7	5,000	0.9
Retail	16,998	2.8	31,866	5.8
Services: Business	108,704	17.6	73,336	13.2
Services: Consumer	22,051	3.6	17,846	3.2
Wholesale	8,024	1.3	27,740	5.0
Total	$616,231	100.0%	$553,621	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2018 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	452,549	81.8
3	57,741	10.4
4	43,331	7.8
5	—	—
Total	$553,621	100.0%

As of December 31, 2019, we had six borrowers with loans or preferred equity securities on non-accrual status (Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) third lien tranches, Luxury Optical Holdings Co., Rockdale Blackhawk, LLC (“Rockdale”) pre-petition debt, and The Worth Collection, Ltd. (“Worth”)), and these investments totaled $34.1 million in fair value, or 5.5% of our total investments at fair value. As of December 31, 2018, we had five borrowers with loans or preferred equity securities on non-accrual status (Curion promissory notes, ECA, Incipio third lien tranches, Millennial Brands, LLC (“Millennial”), and Rockdale pre-petition debt), and these investments totaled $16.8 million in fair value, or 3.0% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Total investment income	$68,193	$58,384	$51,107
Total expenses, net of incentive fee waiver	39,142	26,473	25,003
Net investment income before income taxes	29,051	31,911	26,104
Income taxes, including excise taxes	17	11	100
Net investment income	29,034	31,900	26,004
Net realized gain (loss) on investments	(933)	(30,014)	(439)
Net realized gain (loss) on secured borrowings	—	—	66
Net realized gain (loss) on foreign currency forward contracts	12	(3)	—
Net realized gain (loss) on foreign currency and other transactions	(4)	(13)	1
Net realized gain (loss)	(925)	(30,030)	(372)
Net change in unrealized gain (loss) on investments	(8,002)	2,939	(13,120)
Net change in unrealized gain (loss) on secured borrowings	—	—	(6)
Net change in unrealized gain (loss) on foreign currency forward contracts	(75)	16	—
Net change in unrealized gain (loss) on foreign currency and other transactions	(818)	1,023	(354)
Net change in unrealized gain (loss)	(8,895)	3,978	(13,480)
Net increase (decrease) in net assets resulting from operations	$19,214	$5,848	$12,152

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Interest income	$54,254	$48,195	$42,836
PIK interest income	5,538	2,247	1,729
Dividend income (1)	4,110	2,567	1,002
Fee income	1,926	2,024	1,890
Prepayment gain (loss)	883	1,088	1,790
Accretion of discounts and amortization of premium	1,482	2,263	1,860
Total investment income	$68,193	$58,384	$51,107

(1)	During the years ended December 31, 2019, 2018 and 2017, includes PIK dividends of $54, $819 and $241, respectively.

The increase in investment income of $9.8 million during the year ended December 31, 2019 is primarily the result of an increase in interest income (including PIK interest income) due to an increase in average outstanding loan balances (tempered by a decline in the weighted average portfolio yield) and an increase in dividend income from our investment in SLF, partially offset by a decline in the weighted average portfolio yield and a decrease in accretion of discounts and amortization of premium. The increase in investment income of $7.3 million during the year ended December 31, 2018 is primarily due to an increase in average outstanding loan balances and an increase in dividend income due to our investment in SLF, partially offset by a decrease in prepayment gain (loss).

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Interest and other debt financing expenses	$20,268	$12,270	$8,312
Base management fees	10,780	8,879	7,726
Incentive fees, net of incentive fee waiver (1)	4,429	1,751	5,378
Professional fees	1,209	1,172	1,243
Administrative service fees	1,309	1,327	1,248
General and administrative expenses	991	931	948
Directors’ fees	156	143	148
Total expenses, net of incentive fee waiver	$39,142	$26,473	$25,003

(1)	During the years ended December 31, 2019, 2018 and 2017, MC Advisors waived part one incentive fees (based on net investment income) of $1.2 million, zero and $0.3 million, respectively. Incentive fees during the years ended December 31, 2019, 2018 and 2017 were limited by $1.1 million, $4.9 million and $0.4 million due to the Incentive Fee Limitation, respectively. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Interest expense – revolving credit facility	$8,710	$5,845	$4,771
Interest expense – 2023 Notes	5,756	1,201	—
Interest expense – SBA debentures	3,933	3,814	2,434
Amortization of deferred financing costs	1,869	1,410	1,042
Interest expense – secured borrowings	—	—	34
Other	—	—	31
Total interest and other debt financing expenses	$20,268	$12,270	$8,312
Average outstanding balance	397,503	243,929	179,500
Average stated interest rate	4.5%	4.4%	4.0%

The increase in expenses of $12.7 million during the year ended December 31, 2019 is primarily due to an increase in interest expense as a result of additional borrowings on our various financing sources (primarily the 2023 Notes and revolving credit facility) to support the larger average portfolio size, an increase in base management fees due to the growth in invested assets, and an increase in incentive fees primarily due to the larger Incentive Fee Limitation during the year ended December 31, 2018. The increase in expenses of $1.4 million during the year ended December 31, 2018 is primarily due to an increase in interest expense as a result of additional borrowings on our various financing sources (including the SBA debentures, 2023 Notes, and revolving credit facility) required to support the growth of the portfolio and an increase in base management fees due to the growth in invested assets. These increases were partially offset by a decrease in incentive fees due to the Incentive Fee Limitation.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income”, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2019, 2018 and 2017, we recorded a net expense on the consolidated statements of operations of $10 thousand, $11 thousand, and $0.1 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2019, 2018 and 2017, we recorded a net tax expense on the consolidated statements of operations of $7 thousand, zero and zero, respectively, for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2019, 2018 and 2017, we had sales or dispositions of investments of $1.7 million, $14.0 million and $16.9 million, respectively, resulting in ($0.9) million, ($30.0) million and ($0.4) million of net realized gain (loss), respectively. During 2019, we realized our loss on the equity for Millennial and Playtime, LLC, which were previously written down to zero. This was partially offset by $0.2 million of additional cash received from the sale of Fabco Automotive Corporation.

During the years ended December 31, 2019, 2018 and 2017, we had sales of secured borrowings of zero, zero and $1.3 million resulting in zero, zero and $66 thousand of net realized gain (loss), respectively.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2019, 2018 and 2017, we had $12 thousand, ($3) thousand and zero of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2019, 2018 and 2017, we had ($4) thousand, ($13) thousand and $1 thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2019, 2018 and 2017, our investments had ($8.0) million, $2.9 million and ($13.1) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year. The net change in unrealized gain (loss) during the year ended December 31, 2019 was primarily attributable to mark-to-market losses on our portfolio, including most significantly unrealized losses on our investment in Worth of ($7.4) million. This was partially offset by mark-to-market gains on our investment in Rockdale of $11.8 million. In January 2020, an arbitrator issued an interim award in favor of the estate of Rockdale in the pending legal proceeding between the estate of Rockdale and a national insurance carrier. The award was issued as “interim” due to the fact that the arbitrator will hear further briefing from both parties as to an allocation of attorneys’ fees, interest and certain other amounts that should be paid to Rockdale in connection with the interim award. As such, the exact computation of the final amount of the award has yet to be determined and is uncertain, but is expected to resolve over the next few quarters. At this time, we believe that our share of the net proceeds from the award will exceed the cost basis of our investment due to our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the estate; however, due to the aforementioned post-trial arbitration proceedings, it is not certain that will be the case. The lenders to Rockdale, including the Company, will share in the proceeds of this arbitration award with the estate, once it becomes final and is paid. At this time, it is also unclear whether, or to what extent, the national insurance carrier may seek to appeal the adverse ruling against it. We believe that any such appeal is unlikely to be successful based on the appellate standard for arbitration.

For the years ended December 31, 2019, 2018 and 2017, our secured borrowings had zero, zero and ($6) thousand of net change in unrealized gain (loss), respectively. For the years ended December 31, 2019, 2018 and 2017, our foreign currency forward contracts had ($75) thousand, $16 thousand, and zero of net change in unrealized gain (loss), respectively. For the years ended December 31, 2019, 2018 and 2017, our foreign currency borrowings had ($0.8) million, $1.0 million and ($0.4) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2019, 2018 and 2017, the net increase (decrease) in net assets from operations was $19.2 million, $5.8 million and $12.2 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2019, 2018 and 2017, our per share net increase (decrease) in net assets resulting from operations was $0.94, $0.29 and $0.65, respectively. The $13.4 million increase during the year ended December 31, 2019, is primarily the result of a comparative decrease in net mark-to-market losses on investments in the portfolio, partially offset by a decrease in net investment income. The $6.4 million decrease during the year ended December 31, 2018, is primarily the result of an increase in net losses on investments in the portfolio, partially offset by an increase in net investment income primarily due to portfolio growth and the Incentive Fee Limitation.

Liquidity and Capital Resources

As of December 31, 2019, we had $2.2 million in cash, $27.4 million in cash at MRCC SBIC, $180.3 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $74.7 million available for additional borrowings on our revolving credit facility. See “Borrowings” below for additional information.

Cash Flows

For the year ended December 31, 2019, we experienced a net increase (decrease) in cash and restricted cash of $11.9 million. During the same period we used $39.2 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $51.2 million from financing activities, primarily as a result of net proceeds from our 2023 Notes (net of deferred financing cost payments) and net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders.

For the year ended December 31, 2018, we experienced a net increase (decrease) in cash and restricted cash of $10.5 million. During the same period we used $55.1 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $65.7 million from financing activities, primarily as a result of proceeds from our 2023 Notes (net of deferred financing cost payments) and net borrowings on our revolving credit facility, partially offset by distributions to stockholders.

For the year ended December 31, 2017, we experienced a net increase (decrease) in cash and restricted cash of ($1.1) million. During the same period we used $69.6 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by sales of and principal repayments on portfolio investments. During the same period, we generated $68.4 million from financing activities, primarily as a result of net proceeds from capital raises and SBA debenture borrowings, partially offset by net repayments on our revolving credit facility and distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2019 and 2018, we had 20,444,564 and 20,444,564 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

On March 27, 2018, our board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on aggregate borrowings outstanding was 183% and 223%, respectively.

Stock Issuances: On July 1, 2016, we amended the at-the-market (“ATM”) securities offering program we entered into on February 6, 2015 with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) (the “Initial ATM Program”), to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV. On May 12, 2017, we entered into new equity distribution agreements with each of FBR and JMP (the “ATM Program”). All other material terms of the Initial ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2016, there were no stock issuances under the Initial ATM Program. During the year ended December 31, 2017, we sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2.7 million under the Initial ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 thousand and offering costs were $23 thousand, resulting in net proceeds of approximately $2.7 million. During the year ended December 31, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2.5 million under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million. There were no stock issuances during the year ended December 31, 2019.

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

As of December 31, 2019, the maximum amount we are able to borrow was $255.0 million and this maximum can be increased to $400.0 million pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. We may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of December 31, 2019, we had U.S. dollar borrowings of $159.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($21.3 million in U.S. dollars) under the revolving credit facility. As of December 31, 2018, we had U.S. dollar borrowings of $117.1 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £14.8 million ($18.9 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled ($0.8) million, $1.0 million and ($0.4) million for the years ended December 31, 2019, 2018 and 2017, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of December 31, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.0% and 5.0%, respectively.

2023 Notes: On September 12, 2018, we closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69.0 million. Aggregate underwriter’s discounts and commissions were $2.2 million and deferred financing costs were $0.4 million, resulting in net proceeds of approximately $66.4 million. On March 20, 2019, we closed a registered direct offering of 1,600,000 units of 2023 Notes at an offering price of $24.75 per unit, resulting in additional aggregate principal of $40.0 million and gross proceeds of $39.6 million. Placement agent fees were $0.5 million and deferred financing costs were $0.7 million, resulting in net proceeds of approximately $38.4 million. The 2023 Notes mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of December 31, 2019, MRCC SBIC had $27.4 million in cash and $134.0 million in investments at fair value. As of December 31, 2018, MRCC SBIC had $14.0 million in cash and $161.0 million in investments at fair value.

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

As of both December 31, 2019 and 2018, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860 — Transfers and Servicing (“ASC Topic 860”) because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” on the accompanying consolidated statements of operations. As of December 31, 2019, and 2018, there were no secured borrowings. During the years ended December 31, 2019, 2018 and 2017, repayments on secured borrowings totaled zero, zero and $1.3 million, respectively.

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the years ended December 31, 2019, 2018 and 2017 totaled $28.6 million ($1.40 per share), $28.5 million ($1.40 per share) and $27.0 million ($1.40 per share), respectively, none of which represented return of capital. The tax character of such distributions is determined at the end of the fiscal year.

In October 2012, we adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. When we declare a distribution, our stockholders’ cash distributions will automatically be reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

MRCC Senior Loan Fund I, LLC

We co-invest with NLV Financial Corporation (“NLV”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both December 31, 2019 and 2018, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2019 and 2018, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million and $54.4 million was funded, respectively.

As of both December 31, 2019 and 2018, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of December 31, 2019 and 2018, $42.2 million and $27.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the years ended December 31, 2019 and 2018, we received $4.0 million and $1.7 million of dividend income from our LLC equity interest in SLF, respectively. For the year ended December 31, 2017, we did not receive dividend income from our LLC equity interest in SLF, as we did not make our investment in SLF until November 2017.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of December 31, 2019 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20.0 million upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170.0 million. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2019, 2018 and 2017, SLF incurred $0.2 million, $72 thousand, and zero of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of December 31, 2019 and 2018, SLF had total assets at fair value of $245.5 million and $177.1 million, respectively. As of both December 31, 2019 and 2018, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2019 and 2018, SLF had $4.9 million and $5.5 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Senior secured loans (1)	243,778	174,267
Weighted average current interest rate on senior secured loans (2)	7.0%	7.6%
Number of borrowers in SLF	64	50
Largest portfolio company investment (1)	6,860	6,930
Total of five largest portfolio company investments (1)	28,880	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

 (in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holdings, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments, Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments, Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V. (e)	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp.	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel, Inc. (d) (e)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition, LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orbit Purchaser, LLC	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orbit Purchaser, LLC (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2018. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2018.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value	$239,836	$172,341
Cash	446	448
Restricted cash	4,226	3,838
Interest receivable	920	456
Other assets	41	39
Total assets	245,469	177,122
Liabilities
Revolving credit facility	147,232	101,060
Less: Unamortized deferred financing costs	(1,407)	(1,625)
Total debt, less unamortized deferred financing costs	145,825	99,435
Payable for open trades	13,940	21,746
Interest payable	533	457
Accounts payable and accrued expenses	346	216
Total liabilities	160,644	121,854
Members’ capital	84,825	55,268
Total liabilities and members’ capital	$245,469	$177,122

	For the years ended December 31,
	2019	2018	2017 (1)
Investment income:
Interest income	$16,294	$7,288	$39
Total investment income	16,294	7,288	39
Expenses:
Interest and other debt financing expenses	7,056	2,849	—
Organizational costs	—	11	39
Professional fees	718	312	45
Total expenses	7,774	3,172	84
Net investment income (loss)	8,520	4,116	(45)
Net gain (loss):
Net realized gain (loss)	7	7	—
Net change in unrealized gain (loss)	(781)	(85)	325
Net gain (loss)	(774)	(78)	325
Net increase (decrease) in members’ capital	$7,746	$4,038	$280

(1)	SLF commenced operations on November 14, 2017.

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. On November 4, 2019, we amended the base management fee under the Investment Advisory Agreement, effective July 1, 2019. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an Administration Agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$180,294	$—	$—	$180,294	$—
2023 Notes	109,000	—	—	109,000	—
SBA debentures payable	115,000	—	—	12,920	102,080
Unfunded commitments (1)	44,208	44,208	—	—	—
Total contractual obligations	$448,502	$44,208	$—	$302,214	$102,080

(1)	Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2019.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2019 and 2018, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding investments in SLF, totaling $44.2 million and $56.0 million, respectively. As of December 31, 2019 and 2018, we had unfunded commitments to SLF of $7.8 million and $22.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On March 3, 2020, the Board declared a quarterly distribution of $0.35 per share payable on March 31, 2020 to holders of record on March 16, 2020.

In January 2020, an arbitrator issued an interim award in favor of the estate of Rockdale in the pending legal proceeding between the estate of Rockdale and a national insurance carrier. The award was issued as “interim” due to the fact that the arbitrator will hear further briefing from both parties as to an allocation of attorneys’ fees, interest and certain other amounts that should be paid to Rockdale in connection with the interim award. As such, the exact computation of the final amount of the award has yet to be determined and is uncertain, but is expected to resolve over the next few quarters. At this time, we believe that our share of the net proceeds from the award will exceed the cost basis of our investment due to our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the estate; however, due to the aforementioned post-trial arbitration proceedings, it is not certain that will be the case. The lenders to Rockdale, including the Company, will share in the proceeds of this arbitration award with the estate, once it becomes final and is paid. At this time, it is also unclear whether, or to what extent, the national insurance carrier may seek to appeal the adverse ruling against it. We believe that any such appeal is unlikely to be successful based on the appellate standard for arbitration.

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

We generally use the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, we also consider the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization, cash flows, net income, revenues, or in limited cases, book value.

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

During the year ended December 31, 2019 and 2018, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio. During the year ended December 31, 2017, we had a reduction in accrued capital gains incentive fees of $0.2 million, primarily as a result of net declines in portfolio valuations.

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

In March 2019, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. We have adopted the final rule, as applicable, and determined the effect was limited to the modification and removal of certain disclosures.

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

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(1,346)	$(451)	$(895)
Up 100 basis points	5,098	1,803	3,295
Up 200 basis points	10,591	3,606	6,985
Up 300 basis points	16,084	5,409	10,675

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of December 31, 2019, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($21.3 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2019, we had foreign currency forward contracts in place for £1.3 million associated with future interest payments on certain investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Management assessed the effectiveness of Monroe Capital Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Monroe Capital Corporation’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report appears on F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Monroe Capital Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2011.

Chicago, Illinois

March 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Monroe Capital Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company, and our report dated March 3, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

March 3, 2020

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$513,959	$468,720
Non-controlled affiliate company investments	59,860	57,267
Controlled affiliate company investments	42,412	27,634
Total investments, at fair value (amortized cost of: $634,736 and $564,124, respectively)	616,231	553,621
Cash	2,234	3,744
Restricted cash	27,409	13,982
Unrealized gain on foreign currency forward contracts	—	16
Interest receivable	8,689	7,774
Other assets	495	692
Total assets	655,058	579,829

LIABILITIES
Debt:
Revolving credit facility	180,294	136,026
2023 Notes	109,000	69,000
SBA debentures payable	115,000	115,000
Total debt	404,294	320,026
Less: Unamortized deferred financing costs	(8,053)	(6,262)
Total debt, less unamortized deferred financing costs	396,241	313,764
Interest payable	2,763	2,550
Unrealized loss on foreign currency forward contracts	59	—
Management fees payable	2,751	2,318
Incentive fees payable	1,374	—
Accounts payable and accrued expenses	2,513	2,430
Total liabilities	405,701	321,062
Net assets	$249,357	$258,767

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,445 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,850	288,911
Accumulated undistributed (overdistributed) earnings	(39,513)	(30,164)
Total net assets	$249,357	$258,767

Net asset value per share	$12.20	$12.66

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$54,388	$46,050	$40,935
Payment-in-kind interest income	544	501	1,120
Dividend income	65	842	1,002
Fee income	1,926	1,941	1,890
Total investment income from non-controlled/non-affiliate company investments	56,923	49,334	44,947
Non-controlled affiliate company investments:
Interest income	2,231	5,496	4,957
Payment-in-kind interest income	4,994	1,746	609
Fee income	—	83	—
Total investment income from non-controlled affiliate company investments	7,225	7,325	5,566
Controlled affiliate company investments:
Interest income	—	—	594
Dividend income	4,045	1,725	—
Total investment income from controlled affiliate company investments	4,045	1,725	594
Total investment income	68,193	58,384	51,107

Operating expenses:
Interest and other debt financing expenses	20,268	12,270	8,312
Base management fees	10,780	8,879	7,726
Incentive fees	5,611	1,751	5,686
Professional fees	1,209	1,172	1,243
Administrative service fees	1,309	1,327	1,248
General and administrative expenses	991	931	948
Directors' fees	156	143	148
Expenses before incentive fee waiver	40,324	26,473	25,311
Incentive fee waiver	(1,182)	—	(308)
Total expenses, net of incentive fee waiver	39,142	26,473	25,003
Net investment income before income taxes	29,051	31,911	26,104
Income taxes, including excise taxes	17	11	100
Net investment income	29,034	31,900	26,004

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	34	(1,325)	(439)
Non-controlled affiliate company investments	(967)	(28,689)	—
Secured borrowings	—	—	66
Foreign currency forward contracts	12	(3)	—
Foreign currency and other transactions	(4)	(13)	1
Net realized gain (loss)	(925)	(30,030)	(372)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	859	(11,375)	4,764
Non-controlled affiliate company investments	(8,689)	14,020	(14,635)
Controlled affiliate company investments	(172)	294	(3,249)
Secured borrowings	—	—	(6)
Foreign currency forward contracts	(75)	16	—
Foreign currency and other transactions	(818)	1,023	(354)
Net change in unrealized gain (loss)	(8,895)	3,978	(13,480)

Net gain (loss)	(9,820)	(26,052)	(13,852)

Net increase (decrease) in net assets resulting from operations	$19,214	$5,848	$12,152

Per common share data:
Net investment income per share - basic and diluted	$1.42	$1.57	$1.40
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.94	$0.29	$0.65
Weighted average common shares outstanding - basic and diluted	20,445	20,337	18,625

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock			Accumulated
	Number of shares	Par value	Capital in excess of par value	undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2016	16,582	$17	$233,526	$7,307	$240,850
Net investment income	—	—	—	26,004	26,004
Net realized gain (loss)	—	—	—	(372)	(372)
Net change in unrealized gain (loss)	—	—	—	(13,480)	(13,480)
Issuance of common stock, net of offering and underwriting costs	3,624	3	52,218	—	52,221
Distributions to stockholders	34	—	525	(27,049)	(26,524)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(128)	128	—
Balances at December 31, 2017	20,240	$20	$286,141	$(7,462)	$278,699

Net investment income	—	$—	$—	$31,900	$31,900
Net realized gain (loss)	—	—	—	(30,030)	(30,030)
Net change in unrealized gain (loss)	—	—	—	3,978	3,978
Issuance of common stock, net of offering and underwriting costs	183	—	2,402	—	2,402
Distributions to stockholders	22	—	301	(28,483)	(28,182)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	67	(67)	—
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767

Net investment income	—	$—	$—	$29,034	$29,034
Net realized gain (loss)	—	—	—	(925)	(925)
Net change in unrealized gain (loss)	—	—	—	(8,895)	(8,895)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(28,624)	(28,624)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(61)	61	—
Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,214	$5,848	$12,152
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	933	30,014	439
Net realized (gain) loss on secured borrowings	—	—	(66)
Net realized (gain) loss on foreign currency forward contracts	(12)	3	—
Net realized (gain) loss on foreign currency and other transactions	4	13	(1)
Net change in unrealized (gain) loss on investments	8,002	(2,939)	13,120
Net change in unrealized (gain) loss on secured borrowings	—	—	6
Net change in unrealized (gain) loss on foreign currency forward contracts	75	(16)	—
Net change in unrealized (gain) loss on foreign currency and other transactions	818	(1,023)	354
Payment-in-kind interest income	(5,538)	(2,247)	(1,729)
Payment-in-kind dividend income	—	(792)	(241)
Net accretion of discounts and amortization of premiums	(1,482)	(2,263)	(1,860)
Purchases of investments	(230,605)	(240,420)	(264,393)
Proceeds from principal payments, sales of investments and settlement of forward contracts	166,092	159,161	173,446
Amortization of deferred financing costs	1,869	1,410	1,042
Changes in operating assets and liabilities:
Interest receivable	(915)	(2,439)	(2,692)
Other assets	197	68	(109)
Interest payable	213	1,015	800
Management fees payable	433	254	315
Incentive fees payable	1,374	(1,157)	(65)
Accounts payable and accrued expenses	83	395	(85)
Net cash provided by (used in) operating activities	(39,245)	(55,115)	(69,567)

Cash flows from financing activities:
Borrowings on revolving credit facility	334,997	194,307	184,538
Repayments of revolving credit facility	(291,550)	(174,350)	(196,800)
Proceeds from 2023 Notes	40,000	69,000	—
SBA debentures borrowings	—	5,480	58,020
Payments of deferred financing costs	(3,660)	(3,002)	(1,766)
Repayments on secured borrowings	—	—	(1,254)
Proceeds from shares sold, net of offering and underwriting costs	—	2,402	52,221
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0, $301 and $525, respectively	(28,624)	(28,182)	(26,524)
Net cash provided by (used in) financing activities	51,163	65,655	68,435

Net increase (decrease) in Cash and Restricted Cash	11,918	10,540	(1,132)
Effect of foreign currency exchange rates	(1)	(13)	—
Cash and Restricted Cash, beginning of year	17,726	7,199	8,331
Cash and Restricted Cash, end of year	$29,643	$17,726	$7,199

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$18,130	$9,770	$6,315
Cash paid (refund received) for excise taxes during the year	$(13)	$91	$495

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash	$2,234	$3,744	$4,332
Restricted cash	27,409	13,982	2,867
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$29,643	$17,726	$7,199

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.05%	4/24/2018	4/24/2023	2,812	$2,771	$2,705	1.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	7.30%	12/18/2018	12/18/2023	4,950	4,877	4,957	2.0%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	7.30%	12/18/2018	12/18/2023	500	125	125	0.1%
					8,262	7,773	7,787	3.1%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (g) (h)	L+8.50%	10.30%	4/15/2019	4/14/2023	5,325	5,267	5,341	2.1%
Echelon Funding I, LLC (h)	L+7.50%	9.28%	12/31/2019	1/11/2021	2,205	2,172	2,204	0.9%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+7.50%	9.19%	2/24/2017	1/11/2021	14,175	10,200	10,197	4.1%
HFZ Capital Group, LLC (h)	L+10.00%	12.10%	10/20/2017	11/25/2020	18,000	17,991	17,995	7.2%
HFZ Member RB Portfolio, LLC (h)	L+12.00%	14.10%	10/30/2018	10/29/2021	9,780	9,765	9,765	3.9%
Kudu Investment Holdings, LLC (h)	L+6.25%	8.18%	12/23/2019	12/23/2025	5,500	5,404	5,404	2.2%
Kudu Investment Holdings, LLC (Delayed Draw) (f) (g) (h)	L+6.25%	8.18%	12/23/2019	12/23/2025	3,667	—	—	0.0%
Kudu Investment Holdings, LLC (Revolver) (f) (h)	L+6.25%	8.18%	12/23/2019	12/23/2025	482	—	—	0.0%
Liftforward SPV II, LLC (g) (h)	L+10.75%	12.55%	11/10/2016	11/10/2020	3,240	3,235	3,240	1.3%
PKS Holdings, LLC (h)	L+14.25%	15.94%	11/30/2017	11/30/2022	1,645	1,512	1,656	0.7%
PKS Holdings, LLC (Revolver) (f) (h)	L+14.25%	15.94%	11/30/2017	11/30/2022	80	—	—	0.0%
TCP-NG (U.S.), LLC (h)	L+7.25%	9.21%	8/23/2019	8/22/2024	2,925	2,880	2,919	1.2%
TCP-NG (U.S.), LLC (Revolver) (f) (h)	L+7.25%	9.21%	8/23/2019	8/22/2024	180	—	—	0.0%
					67,204	58,426	58,721	23.6%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	7.91%	8/19/2016	8/23/2022	6,772	6,737	5,910	2.4%
Toojay's Management LLC	L+5.50%	7.30%	10/26/2018	10/26/2022	3,465	3,413	3,472	1.4%
Toojay's Management LLC	L+5.50%	7.30%	10/26/2018	10/26/2022	476	476	476	0.2%
Toojay's Management LLC (Revolver) (f)	L+5.50%	7.30%	10/26/2018	10/26/2022	318	239	238	0.1%
					11,031	10,865	10,096	4.1%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (i)	L+6.50%	8.30%	12/2/2019	8/31/2023	14,962	14,667	14,980	6.0%
Midwest Composite Technologies, LLC	L+6.50%	8.30%	8/31/2018	8/31/2023	889	876	890	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+6.50%	8.30%	8/31/2018	8/31/2023	510	60	60	0.0%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.50%	8.30%	8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products, LLC	L+7.50%	9.30%	6/18/2018	6/19/2023	1,563	1,539	1,522	0.6%
Valudor Products, LLC (j)	L+7.50%	9.30%	6/18/2018	6/19/2023	211	206	205	0.1%
Valudor Products, LLC (Revolver) (f)	L+9.50%	11.30%	6/18/2018	6/19/2023	818	325	318	0.1%
					19,043	17,673	17,975	7.2%
Construction & Building
Cali Bamboo, LLC	L+7.00%	8.80%	7/10/2015	7/10/2020	7,855	7,822	7,602	3.0%
Cali Bamboo, LLC (Revolver) (f)	L+7.00%	8.80%	7/10/2015	7/10/2020	2,165	930	900	0.4%
Dude Solutions Holdings, Inc.	L+7.00%	8.80%	6/14/2019	6/13/2025	10,000	9,787	9,970	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.00%	8.80%	6/14/2019	6/13/2025	1,304	—	—	0.0%
					21,324	18,539	18,472	7.4%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+5.75%	7.55%	10/12/2018	10/12/2023	9,182	9,033	9,138	3.7%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+5.75%	7.55%	10/12/2018	10/12/2023	931	—	—	0.0%
Parterre Flooring & Surface Systems, LLC (i)	L+9.00%	10.80%	8/22/2017	8/22/2022	8,550	8,448	7,486	3.0%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+9.00%	10.80%	8/22/2017	8/22/2022	696	696	609	0.2%
					19,359	18,177	17,233	6.9%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+6.00%	7.79%	2/14/2019	12/19/2025	1,980	1,962	1,980	0.8%
					1,980	1,962	1,980	0.8%
Energy: Oil & Gas
BJ Services, LLC	L+7.00%	8.91%	1/28/2019	1/3/2023	4,331	4,296	4,306	1.7%
					4,331	4,296	4,306	1.7%
Environmental Industries
StormTrap, LLC	L+5.50%	7.30%	12/10/2018	12/8/2023	7,920	7,804	7,609	3.0%
StormTrap, LLC (Revolver) (f)	L+5.50%	7.30%	12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (i)	L+8.00%	9.80%	4/29/2016	9/30/2021	2,893	2,869	2,884	1.2%
Synergy Environmental Corporation (i)	L+8.00%	9.80%	4/29/2016	9/30/2021	484	479	482	0.2%
Synergy Environmental Corporation	L+8.00%	9.80%	4/29/2016	9/30/2021	827	827	824	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.80%	4/29/2016	9/30/2021	671	203	202	0.1%
					13,227	12,182	12,001	4.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (h) (k)	L+7.00%	8.80%		9/13/2017	9/13/2022		4,210	$4,159	$4,185	1.7%
American Optics Holdco, Inc. (h) (k)	L+7.00%	8.80%		9/13/2017	9/13/2022		1,637	1,614	1,627	0.7%
American Optics Holdco, Inc. (Revolver) (f) (h) (k)	L+7.00%	8.80%		9/13/2017	9/13/2022		440	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (h) (k)	L+7.00%	8.80%		9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+5.50%	7.30%		4/8/2019	4/8/2024		3,482	3,420	3,482	1.4%
Apotheco, LLC (Delayed Draw) (f) (g)	L+5.50%	7.30%		4/8/2019	4/8/2024		1,647	—	—	0.0%
Apotheco, LLC (Revolver) (f)	L+5.50%	7.30%		4/8/2019	4/8/2024		909	341	341	0.1%
Familia Dental Group Holdings, LLC (i)	L+8.75%	9.80% Cash/ 0.75% PIK		4/8/2016	4/8/2021		5,019	4,993	4,726	1.9%
Familia Dental Group Holdings, LLC	L+8.75%	9.80% Cash/ 0.75% PIK		4/8/2016	4/8/2021		483	483	455	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.75%	9.80% Cash/ 0.75% PIK		4/8/2016	4/8/2021		573	372	351	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/30/2018	n/a	(l)	198	198	198	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/6/2018	n/a	(l)	8,877	8,877	10,169	4.1%
Rockdale Blackhawk, LLC	L+13.00%	14.80	%(m)	3/31/2015	3/31/2020		10,923	10,465	19,171	7.7%
							38,838	34,922	44,705	18.0%
High Tech Industries
Host Analytics, Inc.	L+6.00%	7.69%		12/28/2018	12/28/2023		9,500	9,340	9,519	3.8%
Host Analytics, Inc. (Revolver) (f)	L+6.00%	7.69%		12/28/2018	12/28/2023		442	—	—	0.0%
Mindbody, Inc.	L+7.00%	8.79%		2/15/2019	2/14/2025		6,333	6,223	6,311	2.5%
Mindbody, Inc. (Revolver) (f)	L+7.00%	8.79%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (i)	L+5.50%	7.46%		6/30/2017	6/30/2022		13,251	13,139	13,251	5.3%
Newforma, Inc. (Revolver) (f)	L+5.50%	7.46%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.30%		12/11/2017	12/12/2022		3,360	3,316	3,335	1.3%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.30%		6/27/2019	12/12/2022		1,596	1,568	1,584	0.6%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	9.30%		12/11/2017	12/12/2022		2,295	2,295	2,277	0.9%
Prototek Sheetmetal Fabrication, LLC (Revolver) (f)	L+7.50%	9.30%		12/11/2017	12/12/2022		233	—	—	0.0%
Recorded Future, Inc.	L+6.75%	8.55%		7/3/2019	7/3/2025		7,333	7,193	7,331	3.0%
Recorded Future, Inc. (Delayed Draw) (f) (g)	L+6.75%	8.55%		7/3/2019	7/3/2025		587	—	—	0.0%
Recorded Future, Inc. (Revolver) (f)	L+6.75%	8.55%		7/3/2019	7/3/2025		880	—	—	0.0%
RPL Bidco Limited (h) (k) (n)	L+7.50%	8.28%		11/9/2017	11/9/2023		14,225	14,062	14,225	5.7%
RPL Bidco Limited (h) (k) (n)	L+7.50%	8.28%		5/22/2018	11/9/2023		1,723	1,639	1,723	0.7%
RPL Bidco Limited (Revolver) (f) (h) (k) (n)	L+7.50%	8.28%		11/9/2017	11/9/2023		530	—	—	0.0%
WillowTree, LLC	L+5.50%	7.30%		10/9/2018	10/9/2023		7,900	7,788	7,916	3.2%
WillowTree, LLC (Revolver) (f)	L+5.50%	7.30%		10/9/2018	10/9/2023		1,000	945	945	0.4%
							73,105	67,508	68,417	27.4%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.19%		12/22/2016	12/22/2021		3,398	3,367	3,393	1.4%
Destination Media, Inc. (i)	L+5.50%	7.30%		4/7/2017	4/7/2022		4,725	4,687	4,772	1.9%
Destination Media, Inc. (Revolver) (f)	L+5.50%	7.30%		4/7/2017	4/7/2022		542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	8.69%		12/22/2017	8/30/2024		15,720	15,639	15,674	6.3%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.69%		12/22/2017	8/30/2024		3,490	1,047	1,047	0.4%
							27,875	24,740	24,886	10.0%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK		5/2/2019	11/2/2022		1,250	1,240	1,251	0.5%
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK		11/4/2019	11/2/2022		240	235	240	0.1%
Vice Group Holding, Inc. (Delayed Draw) (f) (g)	L+12.00%	13.92%		5/2/2019	11/2/2022		400	—	—	0.0%
Vice Group Holding, Inc. (Delayed Draw) (f) (g)	L+12.00%	13.92%		5/2/2019	11/2/2022		160	—	—	0.0%
							2,050	1,475	1,491	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	7.55%		1/4/2019	1/4/2024		1,980	1,947	1,971	0.8%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	7.55%		1/4/2019	1/4/2024		320	—	—	0.0%
Crownpeak Technology, Inc.	L+6.25%	7.94%		2/28/2019	2/28/2024		4,000	3,931	4,011	1.6%
Crownpeak Technology, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.94%		2/28/2019	2/28/2024		333	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+6.25%	7.94%		2/28/2019	2/28/2024		167	—	—	0.0%
							6,800	5,938	6,042	2.4%
Retail
Bluestem Brands, Inc.	L+7.50%	9.30%		6/26/2015	11/6/2020		2,275	2,270	1,707	0.7%
Forman Mills, Inc. (i)	L+9.50%	9.30% Cash/ 2.00% PIK		10/4/2016	10/4/2021		8,202	8,133	5,885	2.4%
LuLu's Fashion Lounge, LLC	L+9.00%	10.80%		8/21/2017	8/29/2022		4,156	4,082	4,073	1.6%
The Worth Collection, Ltd. (i)	L+8.50%	6.05% Cash/ 4.25% PIK	(m)	9/29/2016	9/29/2021		10,587	10,248	1,034	0.4%
							25,220	24,733	12,699	5.1%
F-10

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.80%	6/30/2017	6/30/2022	4,625	$4,572	$4,590	1.8%
Arcserve (USA), LLC	L+6.00%	7.91%	5/1/2019	5/1/2024	4,755	4,668	4,785	1.9%
Atlas Sign Industries of FLA, LLC (i)	L+11.50%	12.30% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,527	3,332	3,255	1.3%
Burroughs, Inc. (i)	L+7.50%	9.19%	12/22/2017	12/22/2022	5,757	5,698	5,635	2.3%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.19%	12/22/2017	12/22/2022	1,219	1,129	1,129	0.5%
Certify, Inc.	L+5.75%	7.55%	2/28/2019	2/28/2024	9,000	8,882	8,938	3.6%
Certify, Inc. (Delayed Draw) (f) (g)	L+5.75%	7.55%	2/28/2019	2/28/2024	1,227	614	609	0.2%
Certify, Inc. (Revolver) (f)	L+5.75%	7.55%	2/28/2019	2/28/2024	409	61	61	0.0%
HaystackID, LLC	L+6.50%	8.30%	1/14/2019	1/12/2024	4,950	4,867	4,965	2.0%
HaystackID, LLC (Revolver) (f)	L+6.50%	8.30%	1/14/2019	1/12/2024	403	40	40	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	8.71%	7/9/2019	7/9/2025	10,050	9,859	10,010	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	8.54%	7/9/2019	7/9/2025	817	123	122	0.0%
IT Global Holding, LLC	L+8.50%	10.30%	11/15/2018	11/10/2023	10,237	10,066	10,160	4.1%
IT Global Holding, LLC	L+8.50%	10.30%	7/19/2019	11/10/2023	3,816	3,743	3,787	1.5%
IT Global Holding, LLC (Revolver)	L+8.50%	10.30%	11/15/2018	11/10/2023	875	875	875	0.4%
Kaseya Traverse, Inc.	L+6.50%	7.72% Cash/ 1.00% PIK	5/3/2019	5/2/2025	6,026	5,913	6,011	2.5%
Kaseya Traverse, Inc. (Delayed Draw) (f) (g)	L+6.50%	7.69% Cash/ 1.00% PIK	5/3/2019	5/2/2025	723	94	94	0.0%
Kaseya Traverse, Inc. (Revolver) (f)	L+6.50%	8.30%	5/3/2019	5/2/2025	506	289	289	0.1%
Madison Logic, Inc. (i)	L+8.00%	9.80%	11/30/2016	11/30/2021	9,621	9,531	9,621	3.9%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.80%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+8.75%	8.55% Cash/ 2.00% PIK	6/1/2018	6/5/2023	646	636	596	0.2%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	8.55%	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp. (i)	L+6.00%	7.74%	2/15/2019	2/15/2024	3,474	3,416	3,479	1.4%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (i)	L+6.00%	7.74%	2/15/2019	2/15/2024	2,491	1,762	1,765	0.7%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (i)	L+6.00%	7.74%	2/15/2019	2/15/2024	2,186	1,065	1,067	0.4%
Security Services Acquisition Sub Corp. (Revolver) (f)	L+6.00%	7.74%	2/15/2019	2/15/2024	1,563	104	104	0.0%
TRP Construction Group, LLC (i)	L+7.00%	8.80%	10/5/2017	10/5/2022	7,863	7,767	7,815	3.1%
TRP Construction Group, LLC	L+7.00%	8.80%	9/5/2018	10/5/2022	6,682	6,682	6,642	2.7%
TRP Construction Group, LLC (Revolver) (f)	L+7.00%	8.80%	10/5/2017	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	8.80%	10/5/2018	10/4/2024	4,537	4,459	4,448	1.8%
VPS Holdings, LLC	L+7.00%	8.80%	10/5/2018	10/4/2024	3,700	3,700	3,627	1.5%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	8.80%	10/5/2018	10/4/2024	1,000	100	100	0.0%
					115,964	104,047	104,619	41.9%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	8.10%	10/16/2018	10/16/2023	1,980	1,948	1,984	0.8%
Mammoth Holdings, LLC	L+6.00%	7.79%	10/16/2018	10/16/2023	4,156	4,156	4,165	1.7%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	8.10%	10/16/2018	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+6.50%	8.45%	7/1/2015	7/1/2020	4,030	4,019	4,030	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	14.45%	7/1/2015	7/1/2020	4,515	4,500	4,515	1.8%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+9.50%	11.45%	7/1/2015	7/1/2020	236	—	—	0.0%
					15,417	14,623	14,694	5.9%
Wholesale
Nearly Natural, Inc. (i)	L+7.00%	8.96%	12/15/2017	12/15/2022	6,860	6,771	6,771	2.7%
Nearly Natural, Inc. (Delayed Draw) (f) (g) (i)	L+7.00%	8.96%	8/28/2019	12/15/2022	1,924	349	344	0.1%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	8.96%	12/15/2017	12/15/2022	1,522	761	761	0.3%
					10,306	7,881	7,876	3.1%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					481,336	435,760	434,000	174.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (o)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (i)	L+6.00%	7.80%	6/23/2017	6/23/2022	10,477	$10,388	$10,173	4.1%
MFG Chemical, LLC	L+6.00%	7.80%	3/15/2018	6/23/2022	1,121	1,121	1,088	0.4%
					11,598	11,509	11,261	4.5%
Construction & Building
Inland Pipe Rehabilitation LLC	L+5.50%	7.46%	12/27/2018	12/26/2024	12,375	12,156	12,415	5.0%
					12,375	12,156	12,415	5.0%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	8.45%	5/2/2018	4/28/2023	4,000	3,971	4,004	1.6%
					4,000	3,971	4,004	1.6%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (p)	L+6.50%	8.46%	7/18/2018	4/12/2022	10,015	10,015	10,015	4.0%
Priority Ambulance, LLC (q)	L+6.50%	8.46%	4/12/2017	4/12/2022	1,253	1,234	1,256	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	8.46%	12/13/2018	4/12/2022	2,480	689	691	0.3%
					13,748	11,938	11,962	4.8%
High Tech Industries
Energy Services Group, LLC	L+8.42%	10.22%	5/4/2017	5/4/2022	4,170	4,139	4,154	1.6%
Energy Services Group, LLC (h) (n)	L+8.42%	9.42%	5/4/2017	5/4/2022	4,979	4,941	4,965	2.0%
Energy Services Group, LLC	L+8.42%	10.22%	5/4/2017	5/4/2022	1,187	1,172	1,182	0.5%
Mnine Holdings, Inc.	P+7.75%	12.50%	11/2/2018	11/2/2023	7,940	7,809	7,919	3.2%
					18,276	18,061	18,220	7.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					59,997	57,635	57,862	23.2%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	9.78%	5/23/2013	7/5/2021	5,792	5,792	5,538	2.2%
					5,792	5,792	5,538	2.2%
High Tech Industries
Micro Holdings Corp.	L+7.50%	9.30%	8/16/2017	8/18/2025	3,000	2,974	3,009	1.2%
					3,000	2,974	3,009	1.2%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	9.95%	5/29/2015	5/27/2022	4,355	4,325	4,355	1.8%
					4,355	4,325	4,355	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	7.46% Cash/ 5.50% PIK (m)	9/3/2015	3/31/2020	833	831	774	0.3%
					833	831	774	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					13,980	$13,922	$13,676	5.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Equity Securities (r) (s)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h)	—	—	(t)	11/30/2017	11/30/2027	—	$116	$14	0.0%
							116	14	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 class A-1 units)	n/a	10.00% PIK		6/18/2018	—	—	501	273	0.1%
							501	273	0.1%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(t)	4/14/2017	—	—	2,344	52	0.0%
Host Analytics, Inc. (441,860 class A units)	—	—	(t)	12/28/2018	—	—	442	603	0.3%
Recorded Future, Inc. (80,080 class A units) (u)	—	—	(t)	7/3/2019	—	—	80	84	0.0%
							2,866	739	0.3%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(t)	12/22/2016	—	—	129	395	0.2%
MC Sign Lessor Corp. (686 shares of common units)	—	—	(t)	8/30/2019	—	—	872	864	0.3%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (k)	—	—	(t)	9/18/2015	9/18/2025	—	—	188	0.1%
							1,001	1,447	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (260,000 class A units)	—	—	(t)	1/4/2019	—	—	260	255	0.1%
							260	255	0.1%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		6/25/2013	—	—	87	63	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		6/25/2013	—	—	—	—	0.0%
							87	63	0.0%
Services: Business
APCO Worldwide, Inc. (100 class A voting common stock)	—	—	(t)	11/1/2017	—	—	395	281	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 0.8% of the equity)	—	—	(t)	5/14/2018	5/14/2026	—	125	84	0.0%
							520	365	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—	—	7,492	5,117	2.1%
							7,492	5,117	2.1%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	—	(t)	12/15/2017	—	—	152	148	0.1%
							152	148	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							12,995	8,421	3.4%
Total Non-Controlled/Non-Affiliate Company Investments							$520,312	$513,959	206.1%

Non-Controlled Affiliate Company Investments (v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.80% PIK		7/22/2014	12/31/2020	8,830	$8,821	$6,764	2.7%
American Community Homes, Inc.	L+14.50%	16.30% PIK		7/22/2014	12/31/2020	5,599	5,594	4,289	1.7%
American Community Homes, Inc.	L+10.00%	11.80% PIK		3/17/2016	12/31/2020	668	667	512	0.2%
American Community Homes, Inc.	L+10.00%	11.80% PIK		5/24/2017	12/31/2020	535	534	410	0.2%
American Community Homes, Inc.	L+14.50%	16.30% PIK		5/24/2017	12/31/2020	301	300	230	0.1%
American Community Homes, Inc.	L+8.00%	9.80% PIK		8/10/2018	12/31/2020	1,922	1,922	1,472	0.6%
American Community Homes, Inc.	L+8.00%	9.80% PIK		3/29/2019	12/31/2020	3,603	3,603	2,760	1.1%
American Community Homes, Inc.	L+8.00%	9.80% PIK		9/30/2019	12/31/2020	14	14	11	0.0%
American Community Homes, Inc.	L+8.00%	9.80% PIK		12/30/2019	12/31/2020	1,186	1,186	1,168	0.5%
						22,658	22,641	17,616	7.1%
Containers, Packaging & Glass
Summit Container Corporation (i)	L+8.00%	9.80%		12/5/2013	1/6/2021	3,259	3,269	2,971	1.1%
Summit Container Corporation (Revolver) (f) (i)	L+8.00%	9.80%		6/15/2018	1/6/2021	7,300	5,475	5,406	2.2%
						10,559	8,744	8,377	3.3%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (i)	L+10.25%	12.05% PIK		7/10/2014	12/31/2020	2,899	2,897	2,459	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	12.05% PIK		7/10/2014	12/31/2020	4,667	4,240	3,601	1.4%
						7,566	7,137	6,060	2.4%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.80% PIK	(m)	9/12/2014	9/30/2020	4,953	4,949	3,457	1.4%
Luxury Optical Holdings Co. (Delayed Draw) (g)	L+11.50%	13.30%	(m)	9/29/2017	9/30/2020	624	624	620	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.80% PIK	(m)	9/12/2014	9/30/2020	228	228	159	0.1%
						5,805	5,801	4,236	1.7%
Services: Business
Curion Holdings, LLC (i)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022	4,226	4,189	3,279	1.3%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022	478	451	441	0.2%
						4,704	4,640	3,720	1.5%
Services: Consumer
New England College of Business and Finance, LLC (Revolver) (f)	L+11.00%	12.69%		6/25/2019	6/30/2021	1,275	1,148	1,148	0.5%
						1,275	1,148	1,148	0.5%
Total Non-Controlled Affiliate Senior Secured Loans						52,567	50,111	41,157	16.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (o)
Consumer Goods: Non-Durable
Incipio, LLC (w)	L+8.72%	10.41% PIK	(x)	12/26/2014	8/22/2022	14,573	$14,549	$12,343	5.0%
Incipio, LLC (y)	L+8.50%	10.19% PIK		3/9/2018	8/22/2022	3,815	3,815	3,750	1.5%
Incipio, LLC	L+8.50%	10.19% PIK		7/6/2018	8/22/2022	1,621	1,621	1,606	0.6%
Incipio, LLC	L+8.50%	10.19% PIK		4/17/2019	8/22/2022	692	692	686	0.3%
						20,701	20,677	18,385	7.4%
Total Non-Controlled Affiliate Unitranche Secured Loans						20,701	20,677	18,385	7.4%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (z)	n/a	10.70% PIK	(m)	6/18/2018	8/22/2022	3,766	—	—	0.0%
Incipio, LLC (aa)	n/a	10.70% PIK	(m)	6/18/2018	8/22/2022	7,194	—	—	0.0%
						10,960	—	—	0.0%
Services: Business
Curion Holdings, LLC (i)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (i)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Junior Secured Loans						12,724	1	—	0.0%

Equity Securities (s) (v)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(t)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of series C common units)	—	—	(t)	7/6/2018	—	—	—	—	0.0%
							—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(t)	1/6/2014	1/6/2024	—	—	—	0.0%
							—	—	0.0%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (24 shares of common stock)	—	—	(t)	12/14/2016	—	—	27	—	0.0%
							27	—	0.0%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(t)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(t)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
New England College of Business and Finance, LLC (20.8% of units)	—	—	(t)	6/21/2019	—	—	1,458	318	0.1%
							1,458	318	0.1%
Total Non-Controlled Affiliate Equity Securities							1,485	318	0.1%
Total Non-Controlled Affiliate Company Investments							$72,274	$59,860	24.0%

Controlled Affiliate Company Investments (ab)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,150	$42,412	17.0%
Total Controlled Affiliate Equity Securities							42,150	42,412	17.0%
Total Controlled Affiliate Company Investments							$42,150	$42,412	17.0%

TOTAL INVESTMENTS							$634,736	$616,231	247.1%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	$(5)
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	(10)
Foreign currency forward contract	$35	£27	Bannockburn Global Forex, LLC	3/2/2020	(1)
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	(5)
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	(4)
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	5/29/2020	(10)
Foreign currency forward contract	$34	£27	Bannockburn Global Forex, LLC	6/1/2020	(1)
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	8/28/2020	(10)
Foreign currency forward contract	$35	£28	Bannockburn Global Forex, LLC	9/3/2020	(2)
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	(10)
Foreign currency forward contract	$34	£26	Bannockburn Global Forex, LLC	12/2/2020	(1)
					$(59)

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands, except for shares and units)

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2019 represented 247.1% of the Company’s net assets or 94.1% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $249,357 as of December 31, 2019.
(f)	All or a portion of this commitment was unfunded at December 31, 2019. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, non-qualifying assets totaled 19.6% of the Company’s total assets.
(i)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	This is an international company.
(l)	This is a demand note with no stated maturity.
(m)	This position was on non-accrual status as of December 31, 2019, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(o)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(p)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(q)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(r)	Represents less than 5% ownership of the portfolio company’s voting securities.
(s)	Ownership of certain equity investments may occur through a holding company or partnership.
(t)	Represents a non-income producing security.
(u)	As of December 31, 2019, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(v)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(w)	A portion of this loan (principal of $5,343) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(x)	A portion of the PIK interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.22% per annum.
(y)	A portion of this loan (principal of $48) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(z)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity		Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.76%		4/24/2023		2,944	$2,891	$2,883	1.1%
Hastings Manufacturing Company (Delayed Draw) (e) (f)	L+8.25%	10.76%		4/24/2023		899	—	—	0.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	8.01%		12/18/2023		5,000	4,913	4,913	1.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (e)	L+5.50%	8.01%		12/18/2023		500	83	82	0.0%
						9,343	7,887	7,878	3.0%
Banking, Finance, Insurance & Real Estate
Echelon Funding I, LLC (Delayed Draw) (e) (f) (g)	L+7.50%	9.85%		2/24/2021		15,750	15,253	15,146	5.9%
HFZ Capital Group, LLC (g)	L+10.17%	12.39% Cash/ 0.17% PIK	(h)	10/21/2019		18,000	17,819	18,009	7.0%
HFZ Member RB Portfolio, LLC (Delayed Draw) (e) (f) (g)	L+12.00%	14.54%		10/29/2021		9,000	3,708	3,706	1.4%
Liftforward SPV II, LLC (e) (g)	L+10.75%	13.27%		11/10/2020		10,000	4,088	4,132	1.6%
PKS Holdings, LLC (g)	L+10.00%	12.35%		11/30/2022		1,755	1,605	1,675	0.6%
PKS Holdings, LLC (Revolver) (e) (g)	L+10.00%	12.35%		11/30/2022		80	—	—	0.0%
						54,585	42,473	42,668	16.5%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	8.53%		8/23/2022		6,843	6,793	6,654	2.6%
Toojay's Management LLC	L+5.50%	8.01%		10/26/2022		3,500	3,433	3,497	1.4%
Toojay's Management LLC (Delayed Draw) (e) (f)	L+5.50%	8.01%		10/26/2022		477	—	—	0.0%
Toojay's Management LLC (Revolver) (e)	L+5.50%	8.01%		10/26/2022		159	79	79	0.0%
						10,979	10,305	10,230	4.0%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC	L+6.75%	9.26%		8/31/2023		898	881	907	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (e) (f)	L+6.75%	9.26%		8/31/2023		600	—	—	0.0%
Midwest Composite Technologies, LLC (Revolver) (e)	L+6.75%	9.26%		8/31/2023		90	—	—	0.0%
Valudor Products LLC	L+7.50%	10.01%		6/19/2023		1,604	1,575	1,600	0.6%
Valudor Products LLC (i)	L+7.50%	10.01%		6/19/2023		211	205	210	0.1%
Valudor Products LLC (Revolver) (e)	L+9.50%	12.01%		6/19/2023		818	606	607	0.2%
						4,221	3,267	3,324	1.3%
Construction & Building
Cali Bamboo, LLC	L+6.25%	8.76%		7/10/2020		5,264	5,231	5,264	2.0%
Cali Bamboo, LLC (Revolver) (e)	L+6.25%	8.76%		7/10/2020		2,165	1,689	1,689	0.7%
Construction Supply Acquisition, LLC	L+6.00%	8.62%		6/30/2023		4,791	4,767	4,779	1.8%
Cornerstone Detention Products, Inc. (j)	L+11.83%	11.01% Cash/ 3.33% PIK	(k)	4/8/2019		3,350	3,346	3,350	1.3%
Cornerstone Detention Products, Inc. (Revolver) (e)	L+8.50%	11.01%		4/8/2019		1,000	200	200	0.1%
Inland Pipe Rehabilitation LLC	L+5.50%	8.29%		12/26/2024		12,500	12,251	12,250	4.7%
Inland Pipe Rehabilitation LLC (Revolver) (e)	L+5.50%	7.87%		12/26/2024		4,118	2,305	2,259	0.9%
						33,188	29,789	29,791	11.5%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+5.75%	8.26%		10/12/2023		9,500	9,317	9,372	3.6%
Nova Wildcat Amerock, LLC (Revolver) (e)	L+5.75%	8.26%		10/12/2023		931	292	288	0.1%
Parterre Flooring & Surface Systems, LLC (l)	L+7.25%	9.76%		8/22/2022		11,250	11,076	10,879	4.2%
Parterre Flooring & Surface Systems, LLC (Revolver) (e)	L+7.25%	9.76%		8/22/2022		2,400	696	671	0.3%
						24,081	21,381	21,210	8.2%
Energy: Oil & Gas
Landpoint, LLC	L+12.75%	13.01% Cash/ 2.25% PIK	(m)	12/20/2019		2,256	2,253	2,244	0.9%
Landpoint, LLC (Revolver) (e)	L+10.50%	13.01%		12/20/2019		313	274	272	0.1%
						2,569	2,527	2,516	1.0%
Environmental Industries
StormTrap, LLC	L+5.50%	8.01%		12/8/2023		8,000	7,861	7,860	3.0%
StormTrap, LLC (Revolver) (e)	L+5.50%	8.01%		12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		2,932	2,893	2,919	1.1%
Synergy Environmental Corporation (l)	L+6.50%	9.01%		4/29/2021		490	484	488	0.2%
Synergy Environmental Corporation (Delayed Draw) (e) (f)	L+6.50%	9.01%		4/29/2021		1,320	837	834	0.3%
Synergy Environmental Corporation (Revolver) (e)	L+6.50%	9.01%		4/29/2021		671	94	94	0.0%
						13,845	12,169	12,195	4.6%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		4,076	4,012	4,127	1.6%
American Optics Holdco, Inc. (g) (n)	L+8.00%	10.51%		9/13/2022		750	738	759	0.3%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	242	242	0.1%
American Optics Holdco, Inc. (Revolver) (e) (g) (n)	L+8.00%	10.51%		9/13/2022		440	165	165	0.1%
Familia Dental Group Holdings, LLC (l)	L+8.00%	10.51%		4/8/2021		5,053	5,011	5,083	2.0%
Familia Dental Group Holdings, LLC	L+8.00%	10.51%		4/8/2021		486	486	489	0.2%
Familia Dental Group Holdings, LLC (Revolver) (e)	L+8.00%	10.51%		4/8/2021		573	229	229	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	226	226	226	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		n/a	(o)	8,877	8,877	8,877	3.4%
Rockdale Blackhawk, LLC	L+13.00%	15.51	%(p)	3/31/2020		10,923	10,465	8,667	3.3%
						31,844	30,451	28,864	11.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
High Tech Industries
Corbett Technology Solutions, Inc. (l)	L+7.00%	9.51%	11/8/2021	4,917	$4,868	$4,956	1.9%
Corbett Technology Solutions, Inc. (Revolver) (e)	L+7.00%	9.51%	11/8/2021	867	—	—	0.0%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	4,393	4,349	4,404	1.7%
Energy Services Group, LLC (g) (q)	L+8.42%	9.42%	5/4/2022	5,046	5,186	5,033	1.9%
Energy Services Group, LLC	L+8.42%	10.94%	5/4/2022	1,250	1,235	1,253	0.5%
Host Analytics, Inc.	L+6.00%	8.51%	12/28/2023	9,500	9,310	9,310	3.6%
Host Analytics, Inc. (Revolver) (e)	L+6.00%	8.51%	12/28/2023	442	—	—	0.0%
Newforma, Inc. (l)	L+5.50%	8.31%	6/30/2022	14,813	14,649	14,961	5.8%
Newforma, Inc. (Revolver) (e)	L+5.50%	8.31%	6/30/2022	1,250	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.00%	9.51%	12/12/2022	3,465	3,408	3,451	1.3%
Prototek Sheetmetal Fabrication, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	12/12/2022	2,329	813	809	0.3%
Prototek Sheetmetal Fabrication, LLC (Revolver) (e)	L+7.00%	9.51%	12/12/2022	233	—	—	0.0%
RPL Bidco Limited (g) (n) (q)	L+7.50%	8.39%	11/9/2023	13,774	14,122	13,912	5.4%
RPL Bidco Limited (Delayed Draw) (e) (f) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	2,041	—	—	0.0%
RPL Bidco Limited (Revolver) (e) (g) (n) (q)	L+7.50%	8.39%	11/9/2023	510	—	—	0.0%
WillowTree, LLC	L+5.50%	8.01%	10/9/2023	7,980	7,846	7,972	3.1%
WillowTree, LLC (Revolver) (e)	L+5.50%	8.01%	10/9/2023	1,000	480	479	0.2%
				73,810	66,266	66,540	25.7%
Hotels, Gaming & Leisure
TRG, LLC	L+12.79%	9.85% Cash/ 5.29% PIK (r)	3/31/2021	17,144	17,086	18,636	7.2%
TRG, LLC (CapEx)	L+9.50%	9.85% Cash/ 2.00% PIK	3/31/2021	1,367	1,363	1,486	0.6%
TRG, LLC (Revolver) (e)	L+9.50%	11.85%	3/31/2021	262	131	142	0.1%
				18,773	18,580	20,264	7.9%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.85%	12/22/2021	4,092	4,039	4,098	1.6%
Destination Media, Inc. (l)	L+6.50%	9.01%	4/7/2022	7,366	7,289	7,421	2.9%
Destination Media, Inc. (Revolver) (e)	L+6.50%	9.01%	4/7/2022	542	—	—	0.0%
MC Sign Lessor Corp.	L+7.00%	9.35%	12/22/2022	9,925	9,760	10,024	3.9%
MC Sign Lessor Corp. (Delayed Draw) (e) (f)	L+7.00%	9.35%	12/22/2022	2,083	—	—	0.0%
MC Sign Lessor Corp. (Revolver) (e)	L+7.00%	9.35%	12/22/2022	625	—	—	0.0%
				24,633	21,088	21,543	8.4%
Retail
Bluestem Brands, Inc.	L+7.50%	10.03%	11/6/2020	2,436	2,426	1,575	0.6%
Forman Mills, Inc. (l)	L+9.50%	10.01% Cash/ 2.00% PIK	10/4/2021	8,362	8,261	8,149	3.1%
LuLu's Fashion Lounge, LLC	L+7.00%	9.52%	8/29/2022	4,531	4,426	4,606	1.8%
The Worth Collection, Ltd. (l)	L+8.50%	11.01%	9/29/2021	10,588	10,459	8,639	3.3%
Yandy Holding, LLC	L+11.00%	13.51%	9/30/2019	3,643	3,633	3,632	1.4%
Yandy Holding, LLC (Revolver) (e)	L+11.00%	13.51%	9/30/2019	907	—	—	0.0%
				30,467	29,205	26,601	10.2%
Services: Business
APCO Worldwide, Inc.	L+8.00%	10.51%	6/30/2022	4,875	4,802	4,790	2.0%
Atlas Sign Industries of FLA, LLC (l)	L+10.50%	13.01%	5/15/2023	3,500	3,305	3,336	1.3%
Burroughs, Inc. (l)	L+7.50%	9.85%	12/22/2022	5,888	5,814	5,767	2.2%
Burroughs, Inc. (Revolver) (e)	L+7.50%	9.85%	12/22/2022	1,215	975	975	0.4%
First Call Resolution, LLC (l)	L+7.00%	9.35%	9/22/2022	4,097	4,042	4,101	1.6%
First Call Resolution, LLC	L+7.00%	9.35%	9/22/2022	10,000	9,842	10,010	3.8%
IT Global Holding, LLC	L+7.00%	9.51%	11/10/2023	10,500	10,294	10,421	4.0%
IT Global Holding, LLC (Revolver) (e)	L+7.00%	9.51%	11/10/2023	875	263	263	0.1%
Madison Logic, Inc. (l)	L+8.00%	10.51%	11/30/2021	9,933	9,805	9,933	3.7%
Madison Logic, Inc. (Revolver) (e)	L+8.00%	10.51%	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+6.75%	9.26%	6/5/2023	946	929	868	0.3%
RedZone Robotics, Inc. (Revolver) (e)	L+6.75%	9.26%	6/5/2023	158	—	—	0.0%
TRP Construction Group, LLC (l)	L+6.50%	9.01%	10/5/2022	7,960	7,834	7,920	3.1%
TRP Construction Group, LLC (Delayed Draw) (e) (f)	L+6.50%	9.01%	10/5/2022	7,000	5,684	5,656	2.2%
TRP Construction Group, LLC (Revolver) (e)	L+6.50%	9.01%	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	9.51%	10/4/2024	5,000	4,902	4,960	1.9%
VPS Holdings, LLC (Delayed Draw) (e) (f)	L+7.00%	9.51%	10/4/2024	4,000	—	—	0.0%
VPS Holdings, LLC (Revolver) (e)	L+7.00%	9.51%	10/4/2024	1,000	100	100	0.0%
				80,068	68,591	69,100	26.6%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	8.44%	10/16/2023	2,000	1,961	1,997	0.8%
Mammoth Holdings, LLC (Delayed Draw) (e) (f)	L+6.00%	8.44%	10/16/2023	4,167	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (e)	L+6.00%	8.44%	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+6.50%	9.30%	7/1/2020	4,272	4,239	4,253	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	15.30%	7/1/2020	4,636	4,597	4,603	1.8%
PeopleConnect Intermediate, LLC (Revolver) (e)	L+9.50%	12.30%	7/1/2020	236	118	118	0.0%
				15,811	10,915	10,971	4.2%

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Maturity	Principal	Amortized Cost	Fair Value (c)	% of Net Assets (d)
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 class A voting units)	—	—	(x)	—	—	$129	$156	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (n)	—	—	(x)	9/18/2025	—	—	209	0.1%
						129	365	0.2%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		—	—	87	109	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		—	—	—	—	0.0%
						87	109	0.0%
Services: Business
APCO Worldwide, Inc. (100 shares class A voting common stock)	—	—	(x)	—	—	395	317	0.1%
Atlas Sign Industries of FLA, LLC (warrants to purchase up to 0.8% of the equity)	—	—	(x)	5/14/2026	—	125	83	0.0%
						520	400	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(p)	—	—	7,492	4,583	1.8%
						7,492	4,583	1.8%
Wholesale
Nearly Natural, Inc. (152,174 class A units)	—	—	(x)	—	—	152	146	0.1%
						152	146	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities						12,052	6,606	2.6%
Total Non-Controlled/Non-Affiliate Company Investments						$475,932	$468,720	181.1%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	12.51% PIK		7/22/2019	7,797	$7,770	$6,596	2.5%
American Community Homes, Inc.	L+14.50%	17.01% PIK		7/22/2019	4,725	4,711	3,997	1.5%
American Community Homes, Inc.	L+10.00%	12.51% PIK		7/22/2019	590	587	499	0.2%
American Community Homes, Inc.	L+10.00%	12.51% PIK		7/22/2019	473	469	400	0.2%
American Community Homes, Inc.	L+14.50%	17.01% PIK		7/22/2019	254	252	215	0.1%
American Community Homes, Inc.	L+8.00%	10.51% PIK		7/22/2019	1,710	1,710	1,446	0.6%
					15,549	15,499	13,153	5.1%
Containers, Packaging & Glass
Summit Container Corporation (l)	L+8.00%	10.51%		1/6/2021	3,259	3,269	3,034	1.2%
Summit Container Corporation (Revolver) (e) (l)	L+8.00%	10.51%		1/6/2021	8,000	6,714	6,660	2.5%
					11,259	9,983	9,694	3.7%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (l)	L+10.25%	12.76%		7/10/2019	2,598	2,592	2,598	1.0%
SHI Holdings, Inc. (Revolver) (e)	L+10.25%	12.76%		7/10/2019	4,227	3,339	3,342	1.3%
					6,825	5,931	5,940	2.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	10.51% PIK		9/12/2019	4,698	4,684	4,334	1.7%
Luxury Optical Holdings Co. (Delayed Draw) (e) (f)	L+11.50%	14.01%		9/12/2019	1,059	624	622	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	10.51% PIK		9/12/2019	217	217	200	0.1%
					5,974	5,525	5,156	2.0%
Services: Business
Curion Holdings, LLC (l)	n/a	4.00% Cash/ 10.00% PIK		5/2/2022	3,953	3,912	3,592	1.4%
Curion Holdings, LLC (Revolver) (e)	n/a	14.00%		5/2/2022	308	250	244	0.1%
					4,261	4,162	3,836	1.5%
Total Non-Controlled Affiliate Senior Secured Loans					43,868	41,100	37,779	14.6%

Unitranche Secured Loans (s)
Consumer Goods: Non-Durable
Incipio, LLC (z)	L+9.06%	11.01% Cash/ 0.56% PIK	(aa)	7/1/2019	13,803	13,749	12,830	5.0%
Incipio, LLC (ab)	L+8.50%	11.01%		7/1/2019	3,613	3,613	3,573	1.4%
Incipio, LLC	L+8.50%	11.01%		7/1/2019	1,535	1,535	1,518	0.6%
					18,951	18,897	17,921	7.0%
Total Non-Controlled Affiliate Unitranche Secured Loans					18,951	18,897	17,921	7.0%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ac)	n/a	10.70% PIK	(p)	12/31/2020	3,766	—	1,260	0.4%
Incipio, LLC (ad)	n/a	10.70% PIK	(p)	12/31/2020	7,194	—	—	0.0%
					10,960	—	1,260	0.4%
Services: Business
Curion Holdings, LLC (l)	n/a	15.00% PIK	(p)	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (l)	n/a	15.00% PIK	(p)	1/2/2023	44	—	—	0.0%
					1,764	1	—	0.0%
Total Non-Controlled Affiliate Junior Secured Loans					12,724	1	1,260	0.4%

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
					$16

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2018

(in thousands, except for shares and units)

(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the Investment Company Act of 1940. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(d)	Percentages are based on net assets of $258,767 as of December 31, 2018.
(e)	All or a portion of this commitment was unfunded at December 31, 2018. As such, interest is earned only on the funded portion of this commitment.
(f)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets totaled 16.36% of the Company’s total assets.
(h)	The PIK portion of the interest rate for HFZ Capital Group, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.17% per annum.
(i)	This investment represents a note convertible to preferred shares of the borrower.
(j)	A portion of this loan (principal of $2,010) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	A portion of the PIK interest rate for Cornerstone Detention Products, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.33% per annum.
(l)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(m)	The PIK portion of the interest rate for Landpoint, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 2.25% per annum.
(n)	This is an international company.
(o)	This is a demand note with no stated maturity.
(p)	This position was on non-accrual status as of December 31, 2018, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(q)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(r)	A portion of the PIK interest rate for TRG, LLC is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 3.29% per annum.
(s)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(t)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.

(v)	Represents less than 5% ownership of the portfolio company’s voting securities.
(w)	Ownership of certain equity investments may occur through a holding company or partnership.
(x)	Represents a non-income producing security.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,061) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	The PIK portion of the interest rate for Incipio Technologies, Inc. is structured as a fee paid upon the termination of the commitment. The fee currently accrues at 0.56% per annum.
(ab)	A portion of this loan (principal of $46) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity investments. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2019, 2018, and 2017, the Company received return of capital distributions from its equity investments and its investment in LLC equity interest in SLF of $69, $11,167 and zero, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,279 and $5,172 as of December 31, 2019 and 2018, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2019, 2018 and 2017 totaled $3,250, $3,378 and $4,486 respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2019	2018	2017
Interest income	$54,254	$48,195	$42,836
PIK interest income	5,538	2,247	1,729
Dividend income (1)	4,110	2,567	1,002
Fee income	1,926	2,024	1,890
Prepayment gain (loss)	883	1,088	1,790
Accretion of discounts and amortization of premium	1,482	2,263	1,860
Total investment income	$68,193	$58,384	$51,107

(1)	During the years ended December 31, 2019, 2018 and 2017, includes PIK dividends of $54, $819 and $241, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $34,052 and $16,802 at December 31, 2019 and 2018, respectively.

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

In October 2012, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. When the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 10 for additional information on the Company’s distributions.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2019 and 2018, the Company had unamortized deferred financing costs of $8,053 and $6,262, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2019, 2018 and 2017 was $1,869, $1,410 and $1,042, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of December 31, 2019 and 2018, other assets on the consolidated statements of assets and liabilities included $378 and $328, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both December 31, 2019 and 2018, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. As of December 31, 2019, 2018 and 2017, the Company recorded a net expense on the consolidated statements of operations of $10, $11, and $100, respectively, for U.S. federal excise tax. As of December 31, 2019 and 2018, payables for excise taxes of $23 and zero, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a net tax expense on the consolidated statements of consolidated statements of operations of $7, zero and zero, respectively, for these subsidiaries. As of December 31, 2019 and 2018, payables for corporate-level income taxes of $7 and zero, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through December 31, 2019. The 2016 through 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as disclosed in Note 14.

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

In March 2019, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10618, Fast Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The Company has adopted the final rule, as applicable, and determined the effect was limited to the modification and removal of certain disclosures.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2019		December 31, 2018
Amortized Cost:
Senior secured loans	$485,871	76.6%	$443,381	78.6%
Unitranche secured loans	78,312	12.3	60,029	10.7
Junior secured loans	13,923	2.2	20,468	3.6
LLC equity interest in SLF	42,150	6.6	27,200	4.8
Equity securities	14,480	2.3	13,046	2.3
Total	$634,736	100.0%	$564,124	100.0%

	December 31, 2019		December 31, 2018
Fair Value:
Senior secured loans	$475,157	77.1%	$439,068	79.3%
Unitranche secured loans	76,247	12.4	58,852	10.6
Junior secured loans	13,676	2.2	21,154	3.8
LLC equity interest in SLF	42,412	6.9	27,634	5.0
Equity securities	8,739	1.4	6,913	1.3
Total	$616,231	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2019		December 31, 2018
Amortized Cost:
International	$21,474	3.4%	$19,279	3.4%
Midwest	135,258	21.3	127,364	22.6
Northeast	160,184	25.3	129,417	22.9
Southeast	150,486	23.7	121,312	21.5
Southwest	57,971	9.1	52,272	9.3
West	109,363	17.2	114,480	20.3
Total	$634,736	100.0%	$564,124	100.0%

	December 31, 2019		December 31, 2018
Fair Value:
International	$21,760	3.5%	$19,205	3.5%
Midwest	127,532	20.7	124,667	22.5
Northeast	147,673	24.0	127,607	23.0
Southeast	147,634	23.9	118,161	21.3
Southwest	68,205	11.1	50,657	9.2
West	103,427	16.8	113,324	20.5
Total	$616,231	100.0%	$553,621	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2019		December 31, 2018
Amortized Cost:
Automotive	$7,773	1.2%	$7,887	1.4%
Banking, Finance, Insurance & Real Estate	81,183	12.8	58,088	10.3
Beverage, Food & Tobacco	16,657	2.6	16,097	2.9
Chemicals, Plastics & Rubber	29,683	4.7	15,259	2.7
Construction & Building	30,695	4.8	29,789	5.3
Consumer Goods: Durable	22,148	3.5	25,345	4.5
Consumer Goods: Non-Durable	22,639	3.6	19,864	3.5
Containers, Packaging & Glass	8,744	1.4	9,983	1.8
Energy: Oil & Gas	4,296	0.7	2,527	0.4
Environmental Industries	12,182	1.9	12,169	2.2
Healthcare & Pharmaceuticals	54,024	8.5	54,243	9.6
High Tech Industries	91,409	14.4	79,936	14.2
Hotels, Gaming & Leisure	—	—	18,780	3.3
Investment Funds & Vehicles	42,150	6.6	27,200	4.8
Media: Advertising, Printing & Publishing	25,741	4.1	21,217	3.8
Media: Broadcasting & Subscription	1,475	0.2	4,458	0.8
Media: Diversified & Production	10,523	1.7	4,957	0.9
Retail	30,621	4.8	34,817	6.1
Services: Business	109,208	17.2	73,274	13.0
Services: Consumer	25,552	4.0	20,695	3.6
Wholesale	8,033	1.3	27,539	4.9
Total	$634,736	100.0%	$564,124	100.0%

	December 31, 2019		December 31, 2018
Fair Value:
Automotive	$7,787	1.3%	$7,878	1.4%
Banking, Finance, Insurance & Real Estate	76,351	12.4	55,839	10.1
Beverage, Food & Tobacco	15,634	2.5	15,544	2.8
Chemicals, Plastics & Rubber	29,509	4.8	14,971	2.7
Construction & Building	30,887	5.0	29,791	5.4
Consumer Goods: Durable	21,237	3.4	25,212	4.5
Consumer Goods: Non-Durable	20,365	3.3	19,181	3.5
Containers, Packaging & Glass	8,377	1.4	9,694	1.8
Energy: Oil & Gas	4,306	0.7	2,516	0.4
Environmental Industries	12,001	1.9	12,195	2.2
Healthcare & Pharmaceuticals	62,727	10.2	52,769	9.5
High Tech Industries	90,385	14.7	77,954	14.1
Hotels, Gaming & Leisure	—	—	20,264	3.7
Investment Funds & Vehicles	42,412	6.9	27,634	5.0
Media: Advertising, Printing & Publishing	26,333	4.3	21,908	4.0
Media: Broadcasting & Subscription	1,491	0.2	4,483	0.8
Media: Diversified & Production	10,652	1.7	5,000	0.9
Retail	16,998	2.8	31,866	5.8
Services: Business	108,704	17.6	73,336	13.2
Services: Consumer	22,051	3.6	17,846	3.2
Wholesale	8,024	1.3	27,740	5.0
Total	$616,231	100.0%	$553,621	100.0%

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

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both December 31, 2019 and 2018, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2019 and 2018, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 and $54,400 was funded, respectively.

As of both December 31, 2019 and 2018, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of December 31, 2019 and 2018, $42,150 and $27,200 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the years ended December 31, 2019 and 2018, the Company received $4,045 and $1,725 of dividend income from its LLC equity interest in SLF, respectively. For the year ended December 31, 2017, the Company did not receive dividend income from the SLF LLC equity interests, as the Company did not make its investment in SLF until November 2017.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of December 31, 2019 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. On January 9, 2019, the SLF SPV closed a $20,000 upsize to the SLF Credit Facility, bringing the maximum amount the SLF SPV is able to borrow up to the now current $170,000. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2019, 2018, and 2017, SLF incurred $201, $72, and zero, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of December 31, 2019 and 2018, SLF had total assets at fair value of $245,469 and $177,122, respectively. As of both December 31, 2019 and 2018, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2019 and 2018, SLF had $4,861 and $5,466, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Senior secured loans (1)	243,778	174,267
Weighted average current interest rate on senior secured loans (2)	7.0%	7.6%
Number of borrowers in SLF	64	50
Largest portfolio company investment (1)	6,860	6,930
Total of five largest portfolio company investments (1)	28,880	27,489

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2019.

(e)	This is an international company.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
IMIA Holdings, Inc.	L+4.50%	7.30%	10/28/2024	4,320	$4,341
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	7.30%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	7.27%	6/6/2025	3,284	3,267
Novaria Holdings, LLC (d)	L+4.75%	7.27%	12/19/2024	4,333	4,290
The KEYW Corporation	L+4.50%	6.89%	5/8/2024	1,488	1,473
Trident Maritime SH, Inc.	L+5.50%	8.30%	6/4/2024	4,637	4,623
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	8.30%	6/4/2024	340	—
				19,082	17,994
Automotive
Wheel Pros, LLC	L+4.75%	7.27%	4/4/2025	3,980	3,920
				3,980	3,920
Banking, Finance, Insurance & Real Estate
Kestra Financial, Inc. (d)	L+4.25%	6.77%	6/24/2022	3,564	3,537
MTC Intermediate Holdco, Inc.	L+4.50%	7.02%	1/30/2023	4,963	4,963
Pivotal Payments, Inc.	P+3.50%	9.00%	9/26/2025	2,902	2,873
Pivotal Payments, Inc. (Delayed Draw) (c)	L+4.50%	6.98%	9/26/2025	841	518
Zenith Merger Sub, Inc.	L+5.50%	8.30%	12/13/2023	3,713	3,701
				15,983	15,592
Beverage, Food & Tobacco
Il Fornaio (America) Corporation	L+6.50%	9.02%	11/10/2022	4,894	4,847
SW Ingredients Holdings, LLC	L+4.25%	7.05%	7/3/2025	3,731	3,709
US Salt, LLC	L+4.75%	7.27%	11/30/2023	3,474	3,474
				12,099	12,030
Capital Equipment
Analogic Corporation	L+6.00%	8.52%	6/24/2024	4,988	4,786
				4,988	4,786
Chemicals, Plastics & Rubber
Loparex International B.V. (e)	L+4.25%	7.05%	4/11/2025	498	490
Peach State Labs, LLC	L+6.50%	8.85%	6/30/2021	2,850	2,825
				3,348	3,315
Construction & Building
Fastener Acquisition, Inc.	L+4.25%	7.05%	3/28/2025	1,323	1,256
The Cook & Boardman Group, LLC	L+5.75%	8.55%	10/20/2025	3,000	2,978
				4,323	4,234
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	7.35%	5/1/2024	1,852	1,819
SSH Group Holdings, Inc.	L+4.25%	6.77%	7/30/2025	2,327	2,240
				4,179	4,059
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	7.52%	9/26/2025	1,995	1,925
				1,995	1,925
Containers, Packaging & Glass
Port Townsend Holdings Company, Inc.	L+4.75%	7.27%	4/3/2024	4,887	4,893
PVHC Holding Corp.	L+4.75%	7.57%	8/5/2024	3,317	3,333
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	7.57%	8/5/2024	425	—
				8,629	8,226
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.77%	7/30/2025	4,307	4,296
Drilling Info Holdings, Inc. (Delayed Draw) (c)	L+4.25%	6.77%	7/30/2025	350	—
				4,657	4,296
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.77%	3/17/2025	2,328	2,316
LSCS Holdings, Inc.	L+4.25%	6.96%	3/17/2025	601	598
Radiology Partners, Inc.	L+4.25%	6.87%	7/9/2025	4,988	4,900
Solara Medical Supplies, LLC	L+6.00%	8.52%	5/31/2023	5,571	5,594
Solara Medical Supplies, LLC (Delayed Draw) (c)	L+6.00%	8.52%	5/31/2023	1,071	—
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	8.52%	5/31/2023	714	—
				15,273	13,408
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	7.05%	5/24/2023	3,325	3,308
Corel, Inc. (d) (e)	L+5.00%	7.71%	6/4/2024	3,786	3,749
Gigamon, Inc.	L+4.25%	7.05%	12/27/2024	2,970	2,933
TGG TS Acquisition Company (d)	L+6.50%	9.02%	12/12/2025	4,400	4,241
				14,481	14,231
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.71%	9/11/2023	4,988	4,975
Cadent, LLC (Revolver) (c)	L+5.25%	7.71%	9/11/2023	167	—
				5,155	4,975
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	8.02%	12/20/2024	6,930	6,817
				6,930	6,817
Services: Business
CHA Holdings, Inc.	L+4.50%	7.30%	4/10/2025	2,043	2,041
CHA Holdings, Inc. (Delayed Draw) (c)	L+4.50%	7.30%	4/10/2025	446	—
Eliassen Group, LLC	L+4.50%	7.02%	11/5/2024	2,500	2,475
Engage2Excel, Inc.	L+6.50%	8.93%	3/7/2023	4,342	4,320
Engage2Excel, Inc. (Revolver) (c)	L+6.50%	8.95%	3/7/2023	545	155
GI Revelation Acquisition, LLC	L+5.00%	7.52%	4/16/2025	1,393	1,374
North Haven CA Holdings, Inc.	L+4.50%	7.02%	9/29/2023	5,000	4,972
Orbit Purchaser, LLC	L+4.50%	7.17%	10/21/2024	1,931	1,919
Orbit Purchaser, LLC (Delayed Draw) (c)	L+4.50%	7.17%	10/21/2024	565	—
Output Services Group, Inc.	L+4.25%	6.77%	3/27/2024	4,965	4,828
SIRVA Worldwide, Inc.	L+5.50%	8.02%	8/4/2025	2,000	1,965
The Kleinfelder Group, Inc. (d)	L+4.75%	7.27%	11/29/2024	2,500	2,475
				28,230	26,524
Services: Consumer
Cambium Learning Group, Inc. (d)	L+4.50%	7.02%	12/18/2025	5,000	4,769
LegalZoom.com, Inc.	L+4.50%	7.00%	11/21/2024	2,749	2,708
WeddingWire, Inc. (d)	L+4.50%	7.02%	12/19/2025	1,167	1,149
				8,916	8,626
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	8.52%	7/21/2025	1,833	1,831
Mavenir Systems, Inc.	L+6.00%	8.39%	5/8/2025	3,980	3,968
				5,813	5,799
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.76%	10/1/2025	1,750	1,746
				1,750	1,746
Wholesale
BMC Acquisition, Inc.	L+5.25%	8.13%	12/30/2024	4,950	4,962
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	3,501	3,431
Halo Buyer, Inc.	L+4.50%	7.02%	6/27/2025	1,474	1,445
				9,925	9,838

TOTAL INVESTMENTS					$172,341

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2018. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2018.

(e)	This is an international company.

Below is certain summarized financial information for SLF as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value	$239,836	$172,341
Cash	446	448
Restricted cash	4,226	3,838
Interest receivable	920	456
Other assets	41	39
Total assets	245,469	177,122
Liabilities
Revolving credit facility	147,232	101,060
Less: Unamortized deferred financing costs	(1,407)	(1,625)
Total debt, less unamortized deferred financing costs	145,825	99,435
Payable for open trades	13,940	21,746
Interest payable	533	457
Accounts payable and accrued expenses	346	216
Total liabilities	160,644	121,854
Members’ capital	84,825	55,268
Total liabilities and members’ capital	$245,469	$177,122

	For the years ended December 31,
	2019	2018	2017 (1)
Investment income:
Interest income	$16,294	$7,288	$39
Total investment income	16,294	7,288	39
Expenses:
Interest and other debt financing expenses	7,056	2,849	—
Organizational costs	—	11	39
Professional fees	718	312	45
Total expenses	7,774	3,172	84
Net investment income (loss)	8,520	4,116	(45)
Net gain (loss):
Net realized gain (loss)	7	7	—
Net change in unrealized gain (loss)	(781)	(85)	325
Net gain (loss)	(774)	(78)	325
Net increase (decrease) in members’ capital	$7,746	$4,038	$280

(1)	SLF commenced operations on November 14, 2017.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of December 31, 2019 and 2018 were categorized as Level 3 investments.

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

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Company also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

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

Secured Borrowings

The Company has elected the fair value option under ASC Topic 825 — Financial Instruments relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowings within net change in unrealized gain (loss) on secured borrowings on the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

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

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$475,157	$475,157
Unitranche secured loans	—	—	76,247	76,247
Junior secured loans	—	—	13,676	13,676
Equity securities	—	—	8,739	8,739
Investments measured at NAV (1) (2)	—	—	—	42,412
Total investments	$—	$—	$573,819	$616,231
Foreign currency forward contracts asset (liability)	$—	$(59)	$—	$(59)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$439,068	$439,068
Unitranche secured loans	—	—	58,852	58,852
Junior secured loans	—	—	21,154	21,154
Equity securities	—	—	6,913	6,913
Investments measured at NAV (1) (2)	—	—	—	27,634
Total investments	$—	$—	$525,987	$553,621
Foreign currency forward contracts asset (liability)	$—	$16	$—	$16

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged between 7.30% to 16.30% at December 31, 2019 and 7.87% to 17.01% at December 31, 2018. The maturity dates on the loans outstanding at December 31, 2019 range between March 2020 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2019 and 2018:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net realized gain (loss) on investments	46	188	—	(1,167)	(933)
Net change in unrealized gain (loss) on investments	(6,272)	(1,015)	(934)	391	(7,830)
Purchases of investments and other adjustments to cost (1)	218,836	2,613	13	1,213	222,675
Proceeds from principal payments and sales of investments (2)	(153,399)	(7,513)	(5,099)	(69)	(166,080)
Reclassifications (3)	(23,122)	23,122	(1,458)	1,458	—
Balance as December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2017	$387,874	$40,295	$38,549	$17,780	$484,498
Net realized gain (loss) on investments	(23,720)	—	(2,011)	(4,283)	(30,014)
Net change in unrealized gain (loss) on investments	7,583	(811)	2,586	(6,713)	2,645
Purchases of investments and other adjustments to cost (1)	191,397	23,438	1,827	1,860	218,522
Proceeds from principal payments and sales of investments (2)	(124,066)	(4,070)	(19,797)	(1,731)	(149,664)
Reclassifications (3)	—	—	—	—	—
Balance as December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents the non-cash reclassification of investment type due to the restructuring of the investments in portfolio companies.

The total net change in unrealized gain (loss) included on the consolidated statements of operations for the year ended December 31, 2019, attributable to Level 3 investments still held at December 31, 2019 was ($6,977). The total net change in unrealized gain (loss) included on the consolidated statements of operations within net change in unrealized gain (loss) on investments for the year ended December 31, 2018, attributable to Level 3 investments still held at December 31, 2018 was ($11,397). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2019 were as follows:

					Weighted		Range
	Fair Value		Valuation Technique	Unobservable Input	Average Mean		Minimum		Maximum
Assets:
Senior secured loans	$287,776		Discounted cash flow	EBITDA multiples	7.0	x	4.0	x	14.0	x
				Market yields	10.0%		6.5%		17.5%
Senior secured loans	94,468		Discounted cash flow	Revenue multiples	5.7	x	0.7	x	11.8	x
				Market yields	8.2%		6.5%		15.8%
Senior secured loans	31,720		Liquidation	Probability weighting of alternative outcomes	147.4%		9.8%		175.5%
Senior secured loans	17,616		Enterprise value	Tangible book value multiples	1.6	x	1.6	x	1.6	x
Senior secured loans	20,742		Enterprise value	EBITDA multiples	6.6	x	4.8	x	8.5	x
Senior secured loans	9,164		Enterprise value	Revenue multiples	0.4	x	0.2	x	0.7	x
Unitranche secured loans	49,943		Discounted cash flow	EBITDA multiples	8.6	x	7.8	x	10.5	x
				Market yields	9.0%		7.4%		10.8%
Unitranche secured loans	13,961		Discounted cash flow	Revenue multiples	2.3	x	0.6	x	3.6	x
				Market yields	10.9%		10.7%		11.5%
Unitranche secured loans	12,343		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Junior secured loans	774		Liquidation	Probability weighting of alternative outcomes	52.4%		52.4%		52.4%
Equity securities	5,435		Liquidation	Probability weighting of alternative outcomes	52.7%		21.8%		54.6%
Equity securities	2,375		Enterprise value	EBITDA multiples	6.7	x	4.0	x	10.5	x
Equity securities	877		Enterprise value	Revenue multiples	4.4	x	1.5	x	11.8	x
Total Level 3 Assets	$547,194	(1)

(1)	Excludes loans of $26,625 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2019 and 2018, the Company believes that the carrying value of its revolving credit facility approximates fair value. As of December 31, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.70 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $112,052. As of December 31, 2018, the 2023 Notes were trading on The Nasdaq Global Select Market for $23.50 per unit at par value. Based on this Level 1 input, the fair value of the $69,000 in principal outstanding 2023 Notes was $64,860. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both December 31, 2019 and 2018, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2019 and 2018 were as follows:

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$1,033	$18	$—	$(883)	$6,764
American Community Homes, Inc.	3,997	—	—	—	874	9	—	(591)	4,289
American Community Homes, Inc.	499	—	—	—	78	2	—	(67)	512
American Community Homes, Inc.	400	—	—	—	63	2	—	(55)	410
American Community Homes, Inc.	215	—	—	—	47	1	—	(33)	230
American Community Homes, Inc.	1,446	—	—	—	212	—	—	(186)	1,472
American Community Homes, Inc.	—	—	3,333	—	270	—	—	(843)	2,760
American Community Homes, Inc.	—	—	1,111	(1,111)	14	—	—	(3)	11
American Community Homes, Inc.	—	—	1,186	—	—	—	—	(18)	1,168
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	5,630	(1,111)	2,591	32	—	(2,679)	17,616

Curion Holdings, LLC	3,592	—	—	—	273	4	—	(590)	3,279
Curion Holdings, LLC (Revolver)	244	—	184	—	17	—	—	(4)	441
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	184	—	290	4	—	(594)	3,720

Incipio, LLC	12,830	—	—	—	770	30	—	(1,287)	12,343
Incipio, LLC	3,573	—	—	—	202	—	—	(25)	3,750
Incipio, LLC	1,518	—	—	—	86	—	—	2	1,606
Incipio, LLC	—	—	656	—	36	—	—	(6)	686
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(1,260)	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	656	—	1,094	30	—	(2,576)	18,385

Luxury Optical Holdings Co.	4,334	—	—	—	255	10	—	(1,142)	3,457
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	(2)	620
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	11	—	—	(52)	159
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	266	10	—	(1,196)	4,236

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	(967)	967	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	(967)	967	—

New England College of Business and Finance, LLC (Revolver) (1)	—	—	1,148	—	—	—	—	—	1,148
New England College of Business and Finance, LLC (20.8% of units) (1)	—	1,458	—	—	—	—	—	(1,140)	318
	—	1,458	1,148	—	—	—	—	(1,140)	1,466

SHI Holdings, Inc.	2,598	—	—	(14)	315	4	—	(444)	2,459
SHI Holdings, Inc. (Revolver)	3,342	—	464	—	438	(1)	—	(642)	3,601
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(307)	—
	6,247	—	464	(14)	753	3	—	(1,393)	6,060

Summit Container Corporation	3,034	—	—	—	—	—	—	(63)	2,971
Summit Container Corporation (Revolver)	6,660	—	32,602	(33,841)	—	—	—	(15)	5,406
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	32,602	(33,841)	—	—	—	(78)	8,377
Total non-controlled affiliate company investments	$57,267	$1,458	$40,684	$(34,966)	$4,994	$79	$(967)	$(8,689)	$59,860

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$14,950	$—	$—	$—	$—	$(172)	$42,412
	27,634	—	14,950	—	—	—	—	(172)	42,412
Total controlled affiliate company investments	$27,634	$—	$14,950	$—	$—	$—	$—	$(172)	$42,412

Portfolio Company	Fair value at December 31, 2017	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2018
Non-controlled affiliate company investments:
American Community Homes, Inc. (2)	$7,441	$—	$—	$(331)	$463	$46	$—	$(1,023)	$6,596
American Community Homes, Inc. (2)	4,329	—	—	(165)	478	22	—	(667)	3,997
American Community Homes, Inc. (2)	542	—	—	—	48	3	—	(94)	499
American Community Homes, Inc. (2)	431	—	—	—	28	6	—	(65)	400
American Community Homes, Inc. (2)	224	—	—	—	25	4	—	(38)	215
American Community Homes, Inc. (Delayed Draw) (2)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (Delayed Draw) (2)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (2)	—	—	1,667	—	43	—	—	(264)	1,446
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (2)	353	—	—	—	—	—	—	(353)	—
	13,320	—	1,667	(496)	1,085	81	—	(2,504)	13,153

Curion Holdings, LLC (3)	—	3,775	—	(25)	143	5	—	(306)	3,592
Curion Holdings, LLC (Revolver) (3)	—	76	173	—	—	—	—	(5)	244
Curion Holdings, LLC (3)	—	—	1	—	—	—	—	(1)	—
Curion Holdings, LLC (3)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	—	3,851	174	(25)	143	5	—	(312)	3,836

Incipio, LLC (4)	—	13,307	—	—	—	58	—	(535)	12,830
Incipio, LLC (4)	—	3,613	—	—	—	—	—	(40)	3,573
Incipio, LLC (4)	—	—	1,535	—	—	—	—	(17)	1,518
Incipio, LLC (4)	—	1,143	—	—	—	—	—	117	1,260
Incipio, LLC (4)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common stock) (4)	—	—	—	—	—	—	—	—	—
	—	18,063	1,535	—	—	58	—	(475)	19,181

Luxury Optical Holdings Co.	3,697	—	—	—	448	18	—	171	4,334
Luxury Optical Holdings Co. (Delayed Draw)	741	—	—	(118)	—	—	—	(1)	622
Luxury Optical Holdings Co. (Revolver)	170	—	—	—	21	—	—	9	200
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,608	—	—	(118)	469	18	—	179	5,156

Millennial Brands LLC	—	—	—	—	—	—	(1,157)	1,157	—
Millennial Brands LLC	—	—	—	—	—	—	(416)	416	—
Millennial Brands LLC	—	—	—	—	—	—	(235)	235	—
Millennial Brands LLC	550	—	—	(167)	—	—	(367)	(16)	—
Millennial Brands LLC	—	—	—	—	—	—	(2,011)	2,011	—
Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	550	—	—	(167)	—	—	(4,186)	3,803	—

Rockdale Blackhawk, LLC (5)	10,594	(12,753)	—	—	—	110	—	2,049	—
Rockdale Blackhawk, LLC (Capex) (5)	533	(641)	—	—	—	—	—	108	—
Rockdale Blackhawk, LLC (Revolver) (5)	1,797	(2,159)	—	—	—	—	—	362	—
Rockdale Blackhawk, LLC (Revolver) (5)	3,145	(3,778)	—	—	—	—	—	633	—
Rockdale Blackhawk, LLC (Revolver) (5)	—	(2,672)	2,288	—	—	—	—	384	—
Rockdale Blackhawk, LLC – LLC Units (5)	5,673	—	—	—	—	—	—	(5,673)	—
	21,742	(22,003)	2,288	—	—	110	—	(2,137)	—

SHI Holdings, Inc.	2,625	—	—	(27)	—	11	—	(11)	2,598
SHI Holdings, Inc. (Revolver)	2,226	—	1,117	—	—	6	—	(7)	3,342
SHI Holdings, Inc. (24 shares of common stock)	786	—	—	—	—	—	—	(479)	307
	5,637	—	1,117	(27)	—	17	—	(497)	6,247

Summit Container Corporation	3,421	—	—	(367)	34	26	—	(80)	3,034
Summit Container Corporation	1,507	—	—	(1,523)	15	—	—	1	—
Summit Container Corporation (Revolver)	—	—	25,614	(18,900)	—	—	—	(54)	6,660
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	4,928	—	25,614	(20,790)	49	26	—	(133)	9,694

TPP Operating, Inc. (6)	—	—	—	—	—	—	(9,330)	9,330	—
TPP Operating, Inc. (6)	3,373	724	63	(42)	—	—	(7,629)	3,511	—
TPP Operating, Inc. (6)	4,593	(724)	467	(47)	—	—	(4,289)	—	—
TPP Operating, Inc. (24 shares of common stock) (6)	—	—	—	—	—	—	(1,953)	1,953	—
TPP Operating, Inc. (16 shares of common stock) (6)	—	—	—	—	—	—	(1,302)	1,302	—
	7,966	—	530	(89)	—	—	(24,503)	16,096	—
Total non-controlled affiliate company investments	$58,751	$(89)	$32,925	$(21,712)	$1,746	$315	$(28,689)	$14,020	$57,267

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$9,640	$—	$27,200	$(9,500)	$—	$—	$—	$294	$27,634
	9,640	—	27,200	(9,500)	—	—	—	294	27,634
Total controlled affiliate company investments	$9,640	$—	$27,200	$(9,500)	$—	$—	$—	$294	$27,634

(1)	During the three months ended June 30, 2019, the Company participated in a credit bid to acquire the assets of New England College of Business (“NECB”), which was a subsidiary of Education Corporation of America (“ECA”). As a result, the Company obtained a 20.8% equity stake in NECB in exchange for a $1,458 reduction of secured loan position in ECA. The Company also provided a follow-on revolver commitment to NECB.
(2)	The Company provided a follow-on investment to American Community Homes, Inc. (“ACH”) during the twelve months ended December 31, 2018. In conjunction with the follow-on investment, the Company also received an additional warrant for 13.3% of the equity in ACH, increasing total equity ownership to 22.3%.
(3)	The Company provided a follow-on investment to Curion Holdings, LLC (“Curion”) as a part of a restructuring during the twelve months ended December 31, 2018. As part of the restructuring, the Company also received 12.1% of the equity of Curion. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.
(4)	The Company provided a follow-on investment to Incipio, LLC (“Incipio”) as a part of a restructuring during the twelve months ended December 31, 2018. As a part of the restructuring, the Company also received 17.7% of the equity of Incipio. For the purpose of this schedule, transfers in represents the fair value at June 30, 2018.
(5)	On July 24, 2018, Rockdale Blackhawk, LLC (“Rockdale”) filed for bankruptcy as part of a restructuring process. During the twelve months ended December 31, 2018, the Company funded additional investments under the debtor-in-possession (“DIP”) financing facility established in conjunction with the bankruptcy and received repayments on a portion of its pre-petition debt. On July 20, 2018, the Company put back its 22.7% equity investment in Rockdale, resulting in a realized loss of $1,093, and therefore it is no longer an affiliated investment. The Company placed its investment in the pre-petition debt of Rockdale on non-accrual status in conjunction with the bankruptcy filing. For the purpose of this schedule, transfers out represents the fair value at June 30, 2018.
(6)	In December 2017, the Company transferred 16.0% of the equity interest in TPP Operating, Inc. (“TPP”) shares to a wholly-owned entity, MCC Holdco Equity Manager I, LLC (“MCC Holdco”), which has an independent manager who has full control over the operations of MCC Holdco, including the right to vote the shares of TPP Holdco LLC, the holding company which owns the Company’s equity interest in TPP. As a result, the Company then only controlled 24.0% of the voting interests in TPP, which was no longer considered a controlled affiliate company investment. For the purpose of this schedule, transfers into the non-controlled affiliate company lines represent the fair value at September 30, 2017. During the twelve months ended December 31, 2018, TPP ceased operations and the Company, along with the other owners, appointed an assignee and pursuant to Delaware state law completed a General Assignment for the Benefit of Creditors to the assignee. The purpose of the assignment was to wind down the TPP business and distribute the assets to its creditors. The assignee has informed the Company that it will have de minimis assets, if any, to distribute to its creditors. As a result, the Company has realized a loss on TPP of $24,503 during the year ended December 31, 2018.

	For the years ended December 31,
	2019			2018
Portfolio Company	Interest income	Dividend income	Fee income	Interest income	Dividend income	Fee income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,044	$—	$—	$1,061	$—	$—
American Community Homes, Inc.	880	—	—	822	—	—
American Community Homes, Inc.	80	—	—	91	—	—
American Community Homes, Inc.	64	—	—	66	—	—
American Community Homes, Inc.	48	—	—	46	—	—
American Community Homes, Inc.	190	—	—	—	—	—
American Community Homes, Inc.	284	—	—	—	—	—
American Community Homes, Inc.	14	—	—	67	—	—
American Community Homes, Inc.	1	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,605	—	—	2,153	—	—

Curion Holdings, LLC	286	—	—	257	—	—
Curion Holdings, LLC (Revolver)	20	—	—	11	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	306	—	—	268	—	—

Incipio, LLC	1,554	—	—	912	—	—
Incipio, LLC	400	—	—	242	—	—
Incipio, LLC	170	—	—	67	—	—
Incipio, LLC	51	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	2,175	—	—	1,221	—	—

Luxury Optical Holdings Co.	259	—	—	469	—	—
Luxury Optical Holdings Co. (Delayed Draw)	86	—	—	88	—	—
Luxury Optical Holdings Co. (Revolver)	12	—	—	21	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	357	—	—	578	—	—

Millennial Brands LLC (Preferred units)	—	—	—	—	—	—
Millennial Brands LLC (Common units)	—	—	—	—	—	—
	—	—	—	—	—	—

New England College of Business and Finance, LLC (Revolver)	47	—	—	n/a	n/a	n/a
New England College of Business and Finance, LLC (LLC units)	—	—	—	n/a	n/a	n/a
	47	—	—	n/a	n/a	n/a

Rockdale Blackhawk, LLC	n/a	n/a	n/a	920	—	—
Rockdale Blackhawk, LLC (Capex)	n/a	n/a	n/a	41	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	137	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	240	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	104	—	—
Rockdale Blackhawk, LLC (LLC interest)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	1,442	—	—

SHI Holdings, Inc.	347	—	—	336	—	—
SHI Holdings, Inc. (Revolver)	480	—	—	352	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	827	—	—	688	—	—

Summit Container Corporation	339	—	—	492	—	83
Summit Container Corporation	—	—	—	108	—	—
Summit Container Corporation (Revolver)	569	—	—	292	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	908	—	—	892	—	83

TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc.	n/a	n/a	n/a	—	—	—
TPP Operating, Inc. (Common stock)	n/a	n/a	n/a	—	—	—
TPP Operating, Inc. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—
Total non-controlled affiliate company investments	$7,225	$—	$—	$7,242	$—	$83

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$4,045	$—	$—	$1,725	$—
	—	4,045	—	—	1,725	—
Total controlled affiliate company investments	$—	$4,045	$—	$—	$1,725	$—

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

Prior to July 1, 2019, the base management fee was calculated at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which included assets financed using leverage) and was payable quarterly in arrears.

Base management fees for the years ended December 31, 2019, 2018, and 2017 were $10,780, $8,879 and $7,726 respectively.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2019	2018	2017
Part one incentive fees (1)	$6,692	$6,730	$6,276
Part two incentive fees (2)	—	—	(175)
Incentive Fee Limitation	(1,081)	(4,979)	(415)
Incentive fees, excluding the impact of the incentive fee waiver	5,611	1,751	5,686
Incentive fee waiver (3)	(1,182)	—	(308)
Total incentive fees, net of incentive fee waiver	$4,429	$1,751	$5,378

(1)	Based on net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $3,509, $3,430 and $3,439, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,309, $1,327 and $1,248, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2019 and 2018, $322 and $342, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

Note 7. Borrowings

On June 20, 2018, the Company’s stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2019 and 2018, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 183% and 223%, respectively.

Revolving Credit Facility: On March 1, 2019, the Company amended and restated its revolving credit facility (as amended and restated and further amended on March 20, 2019, the “Amended Credit Agreement”) with ING Capital LLC, as agent. Among other things, the Amended Credit Agreement increased the size of the facility from $200,000 to $255,000 (with an accordion feature that permits the Company, under certain circumstances, to increase the size of the facility up to $400,000), extended the period during which the Company may make draws under the revolving credit facility from expiring on December 14, 2019 to expiring on March 1, 2023, extended the final maturity date from December 14, 2020 to March 1, 2024, lowered the interest rate margins (a) for LIBOR loans (which may be one, three or six month, at the Company’s option), from 2.75% to 2.375% and (b) for alternate base rate loans, from 1.75% to 1.375%, reduced the asset coverage covenant from 2.1 to 1 to 1.5 to 1, replaced the consolidated interest coverage ratio with a minimum senior debt coverage ratio of 2 to 1 (in addition to the asset coverage ratio noted above), and increased the advance rate against certain types of assets in the Company’s portfolio. The Company incurred expenses of $1,820 in conjunction with the amendment and restatement which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

On September 27, 2019, the Company entered into a second amendment to its revolving credit facility to, among other things, amend the borrowing base to increase the amount of borrowing that can be collateralized by investments structured based on loan-to-value metrics, with corresponding adjustments to the concentration limits. The size, pricing and other significant terms of the revolving credit facility remain unchanged. The Company incurred expenses of $191 in conjunction with this amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

As of December 31, 2019, the maximum amount the Company was able to borrow was $255,000 and this maximum can be increased to $400,000 pursuant to an accordion feature (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of December 31, 2019, the Company had U.S. dollar borrowings of $158,950 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($21,344 in U.S. dollars) under the revolving credit facility. As of December 31, 2018, the Company had U.S. dollar borrowings of $117,150 and non-U.S. dollar borrowings denominated in Great Britain pounds of £14,800 ($18,876 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($821), $1,023 and ($354) for the years ended December 31, 2019, 2018 and 2017, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of December 31, 2019 and December 31, 2018, the outstanding borrowings were accruing at a weighted average interest rate of 4.0% and 5.0%, respectively.

2023 Notes: On September 12, 2018, the Company closed a public offering of 2,760,000 units of senior unsecured notes at a public offering price of $25.00 per unit, resulting in aggregate principal and gross proceeds of $69,000. Aggregate underwriters’ discounts and commissions were $2,156 and deferred financing costs were $450, resulting in net proceeds of approximately $66,394. On March 20, 2019, the Company closed a registered direct offering of 1,600,000 units of 2023 Notes at an offering price of $24.75 per unit, resulting in additional aggregate principal of $40,000 and gross proceeds of $39,600. Placement agent fees were $530 and deferred financing costs were $718, resulting in net proceeds of approximately $38,352. The 2023 Notes mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of December 31, 2019, MRCC SBIC had $27,409 in cash and $133,982 in investments at fair value. As of December 31, 2018, MRCC SBIC had $13,982 in cash and $161,014 in investments at fair value.

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

As of both December 31, 2019 and December 31, 2018, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

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

Secured Borrowings: Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and other debt financing expenses” on the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, there were no secured borrowings. During the years ended December 31, 2019, 2018 and 2017, repayments on secured borrowings totaled zero, zero and $1,254, respectively.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the years ended December 31,
	2019	2018	2017
Interest expense – revolving credit facility	$8,710	$5,845	$4,771
Interest expense – 2023 Notes	5,756	1,201	—
Interest expense – SBA debentures	3,933	3,814	2,434
Amortization of deferred financing costs	1,869	1,410	1,042
Interest expense – secured borrowings	—	—	34
Other	—	—	31
Total interest and other debt financing expenses	$20,268	$12,270	$8,312
Average outstanding balance	397,503	243,929	179,500
Average stated interest rate	4.5%	4.4%	4.0%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2019 and 2018, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) from foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) from foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2019 and December 31, 2018.

	As of December 31, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£104	1/2/2020	$—	$(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	3/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	6/1/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Total	£1,337		$—	$(59)

	As of December 31, 2018
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£107	1/2/2019	$1	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£228	2/28/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	4/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	5/31/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£106	7/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/30/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£105	10/1/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	11/29/2019	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£104	1/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	2	—	Unrealized gain on foreign currency forward contracts
Total	£2,570		$16	$—

For the years ended December 31, 2019, 2018 and 2017, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($75), $16 and zero, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recognized net realized gain (loss) on foreign currency forward contracts of $12, ($3) and zero, respectively.

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2019	2018	2017
Increase (decrease) in capital in excess of par value	$(61)	$67	$(128)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	61	(67)	128

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2019 and 2018, the Company had short-term capital loss carryforwards of $1,164 and $1,211, respectively. As of December 31, 2019 and 2018, the Company had long-term capital loss carryforwards of $21,184 and $21,547, respectively.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$19,214	$5,848	$12,152
Net change in unrealized (gain) loss	8,895	(3,978)	13,480
Other realized gain (loss) for tax but not book	108	8,853	—
Other income (loss) for tax but not book	(46)	(3,394)	(6,485)
Other deductions for book in excess of deductions for tax	—	—	(175)
Expenses not currently deductible	10	11	100
Net capital loss carryforward	815	21,161	372
Total taxable income	$28,996	$28,501	$19,444

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2019	2018	2017
Ordinary income	$28,624	$28,483	$26,458
Long-term capital gains	—	—	591
Total	$28,624	$28,483	$27,049

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a net tax expense of approximately $7, zero and zero, respectively, for these subsidiaries.

As of December 31, 2019, the estimated cost basis of investment for U.S. federal income tax purposes was $634,704, resulting in estimated net unrealized loss of $18,473, comprised of estimated gross unrealized gains and losses of $14,770 and $33,243, respectively. As of December 31, 2018, the estimated cost basis of investment for U.S. federal income tax purposes was $564,055, resulting in estimated net unrealized loss of $10,434, comprised of estimated gross unrealized gains and losses of $7,255 and $17,689, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes dividends declared during the years ended December 31, 2019, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
September 3, 2019	September 16, 2019	September 30, 2019	0.35	7,156	—	—	33,674	355
December 2, 2019	December 16, 2019	December 31, 2019	0.35	7,156	—	—	31,662	349
Total distributions declared			$1.40	$28,624	—	$—	123,636	$1,409

Year ended December 31, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
August 31, 2018	September 14, 2018	September 28, 2018	0.35	7,156	—	—	24,946	338
November 30, 2018	December 14, 2018	December 28, 2018	0.35	7,156	—	—	35,006	337
Total distributions declared			$1.40	$28,182	22,308	$301	83,860	$976

Year ended December 31, 2017:
March 7, 2017	March 17, 2017	March 31, 2017	$0.35	$5,549	16,217	$254	—	$—
May 31, 2017	June 15, 2017	June 30, 2017	0.35	6,807	17,932	271	—	—
August 31, 2017	September 15, 2017	September 29, 2017	0.35	7,084	—	—	6,508	93
December 1, 2017	December 15, 2017	December 29, 2017	0.35	7,084	—	—	20,832	294
Total distributions declared			$1.40	$26,524	34,149	$525	27,340	$387

None of the distributions declared during the years ended December 31, 2019, 2018, and 2017 represented a return of capital for tax purposes.

Note 11. Stock Issuances and Repurchases

Stock Issuances: On July 1, 2016, the Company amended the at-the-market (“ATM”) securities offering program the Company entered into on February 6, 2015, with MLV & Co. LLC (“MLV”) and JMP Securities LLC (“JMP”) (the “Initial ATM Program”), to replace MLV with FBR Capital Markets & Co. (“FBR”), an affiliate of MLV. On May 12, 2017, the Company entered into new equity distribution agreements with each of FBR and JMP (the “ATM Program”). All other material terms of the Initial ATM Program remain unchanged under the ATM Program. During the year ended December 31, 2017, the Company sold 173,939 shares at an average price of $15.71 per share for gross proceeds of $2,732 under the Initial ATM Program and no shares were sold under the ATM Program. Aggregate underwriters’ discounts and commissions were $41 and offering costs were $23, resulting in net proceeds of approximately $2,668. During the year ended December 31, 2018, the Company sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2,519 under the ATM Program. Aggregate underwriter’s discounts and commissions were $38 and offering costs were $79, resulting in net proceeds of approximately $2,402. There were no stock issuances during the year ended December 31, 2019.

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

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2019 and 2018, the Company had $44,208 and $56,041, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 and $22,800, respectively, to SLF as of December 31, 2019 and 2018, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2019.

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

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of year	$12.66	$13.77	$14.52	$14.19	$14.05
Net investment income (1)	1.42	1.57	1.40	1.55	1.60
Net gain (loss) (1)	(0.48)	(1.28)	(0.75)	0.13	(0.07)
Net increase in net assets from operations (1)	0.94	0.29	0.65	1.68	1.53
Stockholder distributions – income	(1.40)	(1.40)	(1.37)	(1.40)	(1.37)
Stockholder distributions – capital gains	—	—	(0.03)	—	(0.03)
Effect of share issuance above (below) NAV (2)	—	—	—	0.05	—
Other (2)	—	—	—	—	0.01
Net asset value at end of year	$12.20	$12.66	$13.77	$14.52	$14.19
Net assets at end of year	$249,357	$258,767	$278,699	$240,850	$184,535
Shares outstanding at end of year	20,444,564	20,444,564	20,239,957	16,581,869	13,008,007
Per share market value at end of year	$10.86	$9.60	$13.75	$15.38	$13.09
Total return based on market value (3)	27.68%	(21.74)%	(1.82)%	28.95%	(0.21)%
Total return based on average net asset value (4)	7.53%	2.17%	4.58%	11.70%	11.04%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	11.38%	11.85%	9.80%	10.81%	11.56%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5)	15.35%	9.84%	9.46%	10.81%	11.20%
Portfolio turnover	27.18%	31.53%	39.39%	22.41%	30.70%

(1)	Calculated using the weighted average shares outstanding during the years presented.

(2)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on shares outstanding as of a period end or transaction date.

(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.

(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets from operations by the average net asset value.

(5)	The following is a schedule of supplemental ratios for the years presented.

	2019	2018	2017	2016	2015
Ratio of interest and other debt financing expenses to average net assets	7.95%	4.56%	3.13%	3.26%	3.33%
Ratio of total expenses (without incentive fees) to average net assets	13.61%	9.19%	7.43%	8.17%	8.31%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (6)	1.74%	0.65%	2.03%	2.64%	2.89%

(6)	The ratio of waived incentive fees to average net assets was 0.46%, zero, 0.12%, 0.13% and zero for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 3, 2020, the date on which the consolidated financial statements were issued.

On March 3, 2020, the Board declared a quarterly distribution of $0.35 per share payable on March 31, 2020 to holders of record on March 16, 2020.

In January 2020, an arbitrator issued an interim award in favor of the estate of Rockdale in the pending legal proceeding between the estate of Rockdale and a national insurance carrier. The award was issued as “interim” due to the fact that the arbitrator will hear further briefing from both parties as to an allocation of attorneys’ fees, interest and certain other amounts that should be paid to Rockdale in connection with the interim award. As such, the exact computation of the final amount of the award has yet to be determined and is uncertain, but is expected to resolve over the next few quarters. At this time, management believes that the Company’s share of the net proceeds from the award will exceed the cost basis of the Company’s investment due to the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the estate; however, due to the aforementioned post-trial arbitration proceedings, it is not certain that will be the case. The lenders to Rockdale, including the Company, will share in the proceeds of this arbitration award with the estate, once it becomes final and is paid. At this time, it is also unclear whether, or to what extent, the national insurance carrier may seek to appeal the adverse ruling against it. Management believes that any such appeal is unlikely to be successful based on the appellate standard for arbitration.

Note 15. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$17,985	$17,330	$16,719	$16,159
Net investment income	$7,649	$7,238	$7,073	$7,074
Net gain (loss)	$(3,521)	$(3,585)	$(3,081)	$367
Net increase (decrease) in net assets resulting from operations	$4,128	$3,653	$3,992	$7,441
Net investment income per share – basic and diluted	$0.37	$0.35	$0.35	$0.35
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.21	$0.17	$0.20	$0.36
Net asset value per share at period end	$12.20	$12.34	$12.52	$12.67

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$14,835	$13,779	$14,820	$14,950
Net investment income	$7,803	$7,726	$7,906	$8,465
Net gain (loss)	$(6,632)	$(8,719)	$(3,626)	$(7,075)
Net increase (decrease) in net assets resulting from operations	$1,171	$(993)	$4,280	$1,390
Net investment income per share – basic and diluted	$0.38	$0.38	$0.39	$0.42
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.06	$(0.05)	$0.21	$0.07
Net asset value per share at period end	$12.66	$12.95	$13.35	$13.49

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$13,364	$13,469	$12,268	$12,006
Net investment income	$6,995	$6,887	$6,088	$6,034
Net gain (loss)	$(4,754)	$(569)	$(5,064)	$(3,465)
Net increase (decrease) in net assets resulting from operations	$2,241	$6,318	$1,024	$2,569
Net investment income per share – basic and diluted	$0.35	$0.34	$0.35	$0.36
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.11	$0.31	$0.06	$0.15
Net asset value per share at period end	$13.77	$14.01	$14.05	$14.34

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.2	Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.3	First Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.4	Form of Global Note with respect to the 5.75% Notes due 2023 (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018, and Exhibit A therein)
4.5	Description of Securities (filed herewith)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2

Amended and Restated Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 6, 2019)

10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)
10.7	Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)
10.8

Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 20, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00866) filed on March 20, 2019)

10.9

Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)

14.1	Joint Code of Ethics of Registrant and MC Advisors (filed herewith)
21.1	List of Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2020

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 3, 2020
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director	March 3, 2020
Aaron D. Peck	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 3, 2020
Thomas J. Allison

/s/ Jeffrey A. Golman	Director	March 3, 2020
Jeffrey A. Golman

/s/ Jorde M. Nathan	Director	March 3, 2020
Jorde M. Nathan

/s/ Robert S. Rubin	Director	March 3, 2020
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 3, 2020
Jeffrey D. Steele

67