Form 10-Q
period 2020-03-31
MONROE CAPITAL Corp
filed 2020-05-08
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 20,444,564 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$501,494	$513,959
Non-controlled affiliate company investments	58,018	59,860
Controlled affiliate company investments	31,325	42,412
Total investments, at fair value (amortized cost of: $654,491 and $634,736, respectively)	590,837	616,231
Cash	9,320	2,234
Restricted cash	9,892	27,409
Unrealized gain on foreign currency forward contracts	39	—
Interest receivable	9,568	8,689
Other assets	759	495
Total assets	620,415	655,058

LIABILITIES
Debt:
Revolving credit facility	192,046	180,294
2023 Notes	109,000	109,000
SBA debentures payable	115,000	115,000
Total debt	416,046	404,294
Less: Unamortized deferred financing costs	(7,569)	(8,053)
Total debt, less unamortized deferred financing costs	408,477	396,241
Interest payable	1,807	2,763
Unrealized loss on foreign currency forward contracts	—	59
Management fees payable	2,551	2,751
Incentive fees payable	—	1,374
Accounts payable and accrued expenses	2,193	2,513
Directors' fees payable	35	—
Total liabilities	415,063	405,701
Net assets	$205,352	$249,357

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 20,445 and 20,445 shares issued and outstanding, respectively	$20	$20
Capital in excess of par value	288,850	288,850
Accumulated undistributed (overdistributed) earnings	(83,518)	(39,513)
Total net assets	$205,352	$249,357

Net asset value per share	$10.04	$12.20

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$12,347	$12,830
Payment-in-kind interest income	71	98
Dividend income	16	13
Fee income	198	569
Total investment income from non-controlled/non-affiliate company investments	12,632	13,510
Non-controlled affiliate company investments:
Interest income	190	923
Dividend income	25	—
Payment-in-kind interest income	1,005	956
Total investment income from non-controlled affiliate company investments	1,220	1,879
Controlled affiliate company investments:
Dividend income	1,150	770
Total investment income from controlled affiliate company investments	1,150	770
Total investment income	15,002	16,159

Operating expenses:
Interest and other debt financing expenses	4,830	4,354
Base management fees	2,551	2,521
Incentive fees	—	1,600
Professional fees	215	289
Administrative service fees	338	347
General and administrative expenses	231	227
Directors' fees	35	35
Expenses before incentive fee waiver	8,200	9,373
Incentive fee waiver	—	(281)
Total expenses, net of incentive fee waiver	8,200	9,092
Net investment income before income taxes	6,802	7,067
Income taxes, including excise taxes	20	(7)
Net investment income	6,782	7,074

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	94	—
Foreign currency forward contracts	(4)	(8)
Foreign currency and other transactions	(15)	(1)
Net realized gain (loss)	75	(9)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(20,355)	2,288
Non-controlled affiliate company investments	(13,707)	(1,754)
Controlled affiliate company investments	(11,087)	323
Foreign currency forward contracts	98	(65)
Foreign currency and other transactions	1,344	(416)
Net change in unrealized gain (loss)	(43,707)	376

Net gain (loss)	(43,632)	367

Net increase (decrease) in net assets resulting from operations	$(36,850)	$7,441

Per common share data:
Net investment income per share - basic and diluted	$0.33	$0.35
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(1.81)	$0.36
Weighted average common shares outstanding - basic and diluted	20,445	20,445

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	7,074	7,074
Net realized gain (loss)	—	—	—	(9)	(9)
Net change in unrealized gain (loss)	—	—	—	376	376
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at March 31, 2019	20,445	$20	$288,911	$(29,879)	$259,052

Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357
Net investment income	—	—	—	6,782	6,782
Net realized gain (loss)	—	—	—	75	75
Net change in unrealized gain (loss)	—	—	—	(43,707)	(43,707)
Distributions to stockholders	—	—	—	(7,155)	(7,155)
Balances at March 31, 2020	20,445	$20	$288,850	$(83,518)	$205,352

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(36,850)	$7,441
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(94)	—
Net realized (gain) loss on foreign currency forward contracts	4	8
Net realized (gain) loss on foreign currency and other transactions	15	1
Net change in unrealized (gain) loss on investments	45,149	(857)
Net change in unrealized (gain) loss on foreign currency forward contracts	(98)	65
Net change in unrealized (gain) loss on foreign currency and other transactions	(1,344)	416
Payment-in-kind interest income	(1,076)	(1,054)
Net accretion of discounts and amortization of premiums	(344)	(426)
Purchases of investments	(71,088)	(70,122)
Proceeds from principal payments, sales of investments and settlement of forward contracts	52,843	29,127
Amortization of deferred financing costs	484	433
Changes in operating assets and liabilities:
Interest receivable	(879)	(1,202)
Other assets	(264)	104
Interest payable	(956)	(618)
Management fees payable	(200)	203
Incentive fees payable	(1,374)	1,319
Accounts payable and accrued expenses	(320)	99
Directors' fees payable	35	35
Net cash provided by (used in) operating activities	(16,357)	(35,028)

Cash flows from financing activities:
Borrowings on revolving credit facility	51,700	210,850
Repayments of revolving credit facility	(38,600)	(200,950)
Proceeds from 2023 Notes	—	40,000
Payments of deferred financing costs	—	(3,436)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(7,155)	(7,156)
Net cash provided by (used in) financing activities	5,945	39,308

Net increase (decrease) in Cash and Restricted Cash	(10,412)	4,280
Effect of foreign currency exchange rates	(19)	(1)
Cash and Restricted Cash, beginning of period	29,643	17,726
Cash and Restricted Cash, end of period	$19,212	$22,005

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$5,294	$4,845
Cash paid (refund received) for excise taxes during the period	$85	$130

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2020	December 31, 2019
Cash	$9,320	$2,234
Restricted cash	9,892	27,409
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$19,212	$29,643

	March 31, 2019	December 31, 2018
Cash	$4,690	$3,744
Restricted cash	17,315	13,982
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$22,005	$17,726

See Notes to Consolidated Financial Statements.

 MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+10.25%	9.25% Cash/ 2.00% PIK	4/24/2018	4/24/2023	2,812	$2,773	$2,709	1.3%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	12/18/2018	12/18/2023	4,937	4,869	4,671	2.3%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.50%	12/18/2018	12/18/2023	500	250	236	0.1%
					8,249	7,892	7,616	3.7%
Banking, Finance, Insurance & Real Estate
777 SPV I, LLC (Delayed Draw) (g) (h)	L+8.50%	10.25%	4/15/2019	4/14/2023	5,204	5,152	5,217	2.5%
Echelon Funding I, LLC (h)	L+10.25%	11.83%	12/31/2019	1/11/2021	2,004	2,004	2,004	1.0%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+10.25%	11.83%	2/24/2017	1/11/2021	14,175	8,844	8,842	4.3%
HFZ Capital Group, LLC (h)	L+12.50%	14.41%	10/20/2017	11/25/2020	18,000	18,000	17,800	8.7%
HFZ Member RB Portfolio, LLC (h)	L+12.00%	13.91%	10/30/2018	10/29/2021	9,780	9,767	9,639	4.7%
Kudu Investment Holdings, LLC (h)	L+6.25%	7.70%	12/23/2019	12/23/2025	5,500	5,407	5,372	2.6%
Kudu Investment Holdings, LLC (Delayed Draw) (f) (g) (h)	L+6.25%	7.68%	12/23/2019	12/23/2025	3,667	1,158	1,131	0.6%
Kudu Investment Holdings, LLC (Revolver) (f) (h)	L+6.25%	7.70%	12/23/2019	12/23/2025	482	—	—	0.0%
Liftforward SPV II, LLC (h)	L+10.75%	11.74%	11/10/2016	11/10/2020	2,568	2,565	2,556	1.2%
PKS Holdings, LLC (h)	L+15.00%	16.58%	11/30/2017	11/30/2022	1,645	1,514	1,661	0.8%
PKS Holdings, LLC (Revolver) (f) (h)	L+15.00%	16.58%	11/30/2017	11/30/2022	80	—	—	0.0%
TCP-NG (U.S.), LLC (h)	L+7.25%	8.75%	8/23/2019	8/22/2024	2,850	2,808	2,769	1.3%
TCP-NG (U.S.), LLC (Revolver) (f) (h)	L+7.25%	8.75%	8/23/2019	8/22/2024	180	—	—	0.0%
					66,135	57,219	56,991	27.7%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	7.62%	8/19/2016	8/23/2022	6,755	6,724	3,415	1.6%
LX/JT Intermediate Holdings, Inc. (i)	L+6.00%	7.50%	3/11/2020	3/11/2025	10,000	9,801	9,800	4.8%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	833	—	—	0.0%
Toojay's Management, LLC	L+5.50%	6.50%	10/26/2018	10/26/2022	3,465	3,417	3,224	1.6%
Toojay's Management, LLC	L+5.50%	6.50%	10/26/2018	10/26/2022	475	475	442	0.2%
Toojay's Management, LLC (Revolver)	L+5.50%	6.50%	10/26/2018	10/26/2022	159	159	148	0.1%
					21,687	20,576	17,029	8.3%
Capital Equipment
MCP Shaw Acquisitionco, LLC (i)	L+6.50%	8.11%	2/28/2020	11/28/2025	10,000	9,804	9,790	4.8%
MCP Shaw Acquisitionco, LLC (Revolver)	L+6.50%	8.02%	2/28/2020	11/28/2025	1,784	1,784	1,746	0.8%
					11,784	11,588	11,536	5.6%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (i)	L+6.75%	7.75%	12/2/2019	8/31/2023	14,925	14,648	14,081	6.9%
Midwest Composite Technologies, LLC	L+6.75%	7.75%	8/31/2018	8/31/2023	887	873	836	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+6.75%	7.75%	8/31/2018	8/31/2023	509	59	56	0.0%
Midwest Composite Technologies, LLC (Revolver)	L+6.75%	7.75%	8/31/2018	8/31/2023	90	90	85	0.0%
Valudor Products, LLC	L+7.50%	8.50%	6/18/2018	6/19/2023	1,553	1,531	1,479	0.7%
Valudor Products, LLC (j)	L+7.50%	8.50%	6/18/2018	6/19/2023	211	206	200	0.1%
Valudor Products, LLC (Revolver) (f)	L+9.50%	10.50%	6/18/2018	6/19/2023	818	401	384	0.2%
					18,993	17,808	17,121	8.3%
Construction & Building
Cali Bamboo, LLC	L+7.00%	7.99%	7/10/2015	7/10/2020	7,834	7,817	7,161	3.5%
Cali Bamboo, LLC (Revolver) (f)	L+7.00%	7.99%	7/10/2015	7/10/2020	2,165	930	850	0.4%
Dude Solutions Holdings, Inc.	L+7.50%	8.57%	6/14/2019	6/13/2025	10,000	9,794	9,830	4.8%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.50%	8.57%	6/14/2019	6/13/2025	1,304	348	342	0.2%
					21,303	18,889	18,183	8.9%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC	L+9.00%	10.65%	2/24/2020	2/14/2025	4,000	3,922	3,852	1.9%
Nova Wildcat Amerock, LLC	L+5.75%	6.75%	10/12/2018	10/12/2023	9,078	8,939	8,785	4.3%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+5.75%	6.75%	10/12/2018	10/12/2023	931	466	451	0.2%
Parterre Flooring & Surface Systems, LLC (i)	L+9.00%	10.00%	8/22/2017	8/22/2022	7,920	7,835	6,130	3.0%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+9.00%	10.00%	8/22/2017	8/22/2022	696	696	539	0.3%
					22,625	21,858	19,757	9.7%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+6.00%	6.96%	2/14/2019	12/19/2025	1,975	1,958	1,728	0.8%
					1,975	1,958	1,728	0.8%
Energy: Oil & Gas
BJ Services, LLC	L+7.00%	8.50%	1/28/2019	1/3/2023	4,275	4,243	4,203	2.0%
					4,275	4,243	4,203	2.0%
Environmental Industries
StormTrap, LLC	L+5.50%	6.50%	12/10/2018	12/8/2023	7,920	7,810	7,400	3.6%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%	12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (i)	L+8.00%	8.99%	4/29/2016	9/30/2021	2,893	2,872	2,852	1.4%
Synergy Environmental Corporation (i)	L+8.00%	8.99%	4/29/2016	9/30/2021	484	480	477	0.2%
Synergy Environmental Corporation	L+8.00%	8.99%	4/29/2016	9/30/2021	827	827	815	0.4%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	8.99%	4/29/2016	9/30/2021	671	270	266	0.1%
					13,227	12,259	11,810	5.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (h) (k)	L+7.00%	8.00%		9/13/2017	9/13/2022		4,210	$4,163	$4,184	2.0%
American Optics Holdco, Inc. (h) (k)	L+7.00%	8.00%		9/13/2017	9/13/2022		1,637	1,616	1,627	0.8%
American Optics Holdco, Inc. (Revolver) (f) (h) (k)	L+7.00%	8.00%		9/13/2017	9/13/2022		440	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (h) (k)	L+7.00%	8.00%		9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+5.50%	6.50%		4/8/2019	4/8/2024		3,474	3,415	3,233	1.6%
Apotheco, LLC (Delayed Draw) (f) (g)	L+5.50%	6.50%		4/8/2019	4/8/2024		1,647	—	—	0.0%
Apotheco, LLC (Revolver)	L+5.50%	6.50%		4/8/2019	4/8/2024		909	909	846	0.4%
Familia Dental Group Holdings, LLC (i)	L+8.75%	9.00% Cash/ 0.75% PIK		4/8/2016	4/8/2021		5,030	5,008	4,438	2.2%
Familia Dental Group Holdings, LLC	L+8.75%	9.00% Cash/ 0.75% PIK		4/8/2016	4/8/2021		484	484	427	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+8.75%	9.00% Cash/ 0.75% PIK		4/8/2016	4/8/2021		573	373	329	0.2%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/30/2018	n/a	(l)	198	198	198	0.1%
Rockdale Blackhawk, LLC (DIP Facility)	n/a	15.10%		8/6/2018	n/a	(l)	8,877	8,877	10,169	5.0%
Rockdale Blackhawk, LLC	L+13.00%	14.00%	(m)	3/31/2015	n/a	(l)	10,923	10,465	19,188	9.3%
							38,842	35,508	44,639	21.8%
High Tech Industries
Mindbody, Inc.	L+7.00%	8.00%		2/15/2019	2/14/2025		6,333	6,229	6,023	2.9%
Mindbody, Inc. (Revolver)	L+7.00%	8.07%		2/15/2019	2/14/2025		667	667	634	0.3%
Mnine Holdings, Inc.	P+7.75%	11.00%		11/2/2018	11/2/2023		10,587	10,463	10,303	5.0%
Mnine Holdings, Inc. (Revolver) (f)	P+3.00%	6.25%		1/17/2020	11/2/2023		533	20	18	0.0%
Newforma, Inc. (i)	L+5.50%	6.95%		6/30/2017	6/30/2022		13,157	13,057	13,048	6.4%
Newforma, Inc. (Revolver) (f)	L+5.50%	6.95%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+6.00%	7.58%		12/28/2018	12/28/2023		9,500	9,349	9,239	4.5%
Planful, Inc. (Revolver)	L+6.00%	7.00%		12/28/2018	12/28/2023		442	442	430	0.2%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	8.50%		6/27/2019	12/12/2022		1,592	1,566	1,550	0.8%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	8.50%		12/11/2017	12/12/2022		3,351	3,311	3,263	1.6%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	8.50%		12/11/2017	12/12/2022		2,289	2,289	2,230	1.1%
Prototek Sheetmetal Fabrication, LLC (Revolver)	L+7.50%	8.50%		12/11/2017	12/12/2022		233	233	227	0.1%
Recorded Future, Inc.	L+6.25%	7.25%		7/3/2019	7/3/2025		7,333	7,198	7,347	3.6%
Recorded Future, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%		7/3/2019	7/3/2025		587	—	—	0.0%
Recorded Future, Inc. (Revolver) (f)	L+6.25%	7.25%		7/3/2019	7/3/2025		880	587	587	0.3%
RPL Bidco Limited (h) (k) (n)	L+7.50%	8.23%		11/9/2017	11/9/2023		13,272	14,008	12,750	6.2%
RPL Bidco Limited (h) (k) (n)	L+7.50%	8.23%		5/22/2018	11/9/2023		1,615	1,639	1,549	0.8%
RPL Bidco Limited (Revolver) (h) (k) (n)	L+7.50%	8.56%		11/9/2017	11/9/2023		497	497	477	0.2%
							74,118	71,555	69,675	34.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	10.08%		12/22/2016	12/22/2021		3,335	3,309	3,275	1.6%
Destination Media, Inc. (i)	L+5.50%	6.50%		4/7/2017	4/7/2022		4,624	4,592	4,554	2.2%
Destination Media, Inc. (Revolver) (f)	L+5.50%	6.50%		4/7/2017	4/7/2022		542	434	427	0.2%
MC Sign Lessor Corp.	L+7.00%	8.58%		12/22/2017	8/30/2024		15,681	15,606	15,123	7.4%
MC Sign Lessor Corp. (Revolver) (f)	L+7.00%	8.58%		12/22/2017	8/30/2024		3,490	349	337	0.2%
XanEdu Publishing, Inc.	L+6.50%	7.50%		1/28/2020	1/28/2025		1,900	1,863	1,885	0.9%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%		1/28/2020	1/28/2025		495	494	490	0.2%
							30,067	26,647	26,091	12.7%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK		5/2/2019	11/2/2022		1,276	1,266	1,257	0.6%
Vice Group Holding, Inc.	L+12.00%	5.92% Cash/ 8.00% PIK		11/4/2019	11/2/2022		245	241	241	0.1%
Vice Group Holding, Inc.	L+12.00%	13.77%		5/2/2019	11/2/2022		400	400	394	0.2%
Vice Group Holding, Inc. (Delayed Draw) (f) (g)	L+12.00%	13.77%		5/2/2019	11/2/2022		160	—	—	0.0%
							2,081	1,907	1,892	0.9%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	6.75%		1/4/2019	1/4/2024		1,975	1,944	1,928	0.9%
Attom Intermediate Holdco, LLC (Revolver)	L+5.75%	6.75%		1/4/2019	1/4/2024		320	320	312	0.2%
Crownpeak Technology, Inc.	L+6.25%	7.83%		2/28/2019	2/28/2024		4,000	3,935	3,905	1.9%
Crownpeak Technology, Inc.	L+6.25%	7.83%		2/28/2019	2/28/2024		60	60	59	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+6.25%	7.83%		2/28/2019	2/28/2024		167	—	—	0.0%
							6,522	6,259	6,204	3.0%
Retail
Bluestem Brands, Inc.	P+6.50%	9.75%	(m)	6/26/2015	11/6/2020		2,275	2,272	1,353	0.7%
Forman Mills, Inc. (i)	L+9.50%	8.50% Cash/ 2.00% PIK		1/14/2020	10/4/2021		1,308	1,308	1,278	0.6%
Forman Mills, Inc. (i)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	10/4/2021		744	738	727	0.4%
Forman Mills, Inc. (i)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	10/4/2021		7,459	7,405	4,587	2.2%
LuLu's Fashion Lounge, LLC	L+9.00%	10.07%		8/21/2017	8/29/2022		4,156	4,088	3,554	1.7%
The Worth Collection, Ltd. (i)	L+8.50%	9.49%	(m)	9/29/2016	9/29/2021		10,587	10,248	958	0.5%
							26,529	26,059	12,457	6.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Arcserve (USA), LLC	L+5.50%	7.41%	5/1/2019	5/1/2024	4,724	$4,643	$4,538	2.2%
Atlas Sign Industries of FLA, LLC (i)	L+11.50%	11.50% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,536	3,341	3,170	1.5%
Burroughs, Inc. (i)	L+8.00%	9.08% Cash/ 0.50% PIK	12/22/2017	12/22/2022	5,722	5,665	5,371	2.6%
Burroughs, Inc. (Revolver) (f)	L+8.00%	9.08% Cash/ 0.50% PIK	12/22/2017	12/22/2022	1,219	1,167	1,095	0.5%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	9,000	8,888	8,905	4.3%
Certify, Inc. (Delayed Draw) (f) (g)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,227	818	810	0.4%
Certify, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	409	61	61	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	8.20%	7/9/2019	7/9/2025	10,050	9,866	9,738	4.8%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	817	470	455	0.2%
IT Global Holding, LLC	L+9.00%	10.00%	11/15/2018	11/10/2023	10,172	10,010	9,648	4.7%
IT Global Holding, LLC	L+9.00%	10.00%	7/19/2019	11/10/2023	3,791	3,723	3,596	1.8%
IT Global Holding, LLC (Revolver)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	830	0.5%
Kaseya Traverse, Inc.	L+7.00%	5.91% Cash/ 3.00% PIK	5/3/2019	5/2/2025	6,475	6,360	6,185	3.0%
Kaseya Traverse, Inc. (Delayed Draw) (f) (g)	L+7.00%	5.91% Cash/ 3.00% PIK	5/3/2019	5/2/2025	723	94	90	0.0%
Kaseya Traverse, Inc. (Delayed Draw) (f) (g)	L+7.00%	5.91% Cash/ 3.00% PIK	3/4/2020	3/4/2022	289	—	—	0.0%
Kaseya Traverse, Inc. (Revolver) (f)	L+6.50%	7.50%	5/3/2019	5/2/2025	506	501	479	0.3%
Madison Logic, Inc. (i)	L+7.50%	8.49%	11/30/2016	11/30/2021	9,561	9,482	9,341	4.5%
Madison Logic, Inc. (Revolver) (f)	L+7.50%	8.49%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+8.25%	7.75% Cash/ 1.50% PIK	6/1/2018	6/5/2023	621	612	558	0.3%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp. (i)	L+6.00%	7.00%	2/15/2019	2/15/2024	3,465	3,410	3,422	1.7%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (i)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,487	1,758	1,736	0.9%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (i)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,184	1,064	1,051	0.5%
Security Services Acquisition Sub Corp. (Revolver)	L+6.00%	7.00%	2/15/2019	2/15/2024	1,563	1,563	1,543	0.8%
TRP Construction Group, LLC (i)	L+6.50%	7.50%	10/5/2017	10/5/2022	7,860	7,773	7,612	3.7%
TRP Construction Group, LLC	L+6.50%	7.50%	9/5/2018	10/5/2022	6,657	6,657	6,447	3.1%
TRP Construction Group, LLC (Revolver)	L+6.50%	7.50%	10/5/2017	10/5/2022	2,133	2,133	2,066	1.0%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024	4,506	4,431	4,204	2.0%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024	3,675	3,675	3,428	1.7%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	8.00%	10/5/2018	10/4/2024	1,000	100	93	0.0%
					106,393	99,140	96,472	47.0%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	7.91%	10/16/2018	10/16/2023	1,975	1,945	1,950	1.0%
Mammoth Holdings, LLC	L+6.00%	7.91%	10/16/2018	10/16/2023	4,146	4,146	4,094	2.0%
Mammoth Holdings, LLC (Revolver)	L+6.00%	7.00%	10/16/2018	10/16/2023	500	500	494	0.2%
					6,621	6,591	6,538	3.2%
Wholesale
Nearly Natural, Inc. (i)	L+7.00%	8.45%	12/15/2017	12/15/2022	6,816	6,735	6,491	3.2%
Nearly Natural, Inc. (Delayed Draw) (f) (g) (i)	L+7.00%	8.45%	8/28/2019	12/15/2022	1,915	1,390	1,323	0.6%
Nearly Natural, Inc. (Revolver)	L+7.00%	8.45%	12/15/2017	12/15/2022	1,522	1,522	1,449	0.7%
					10,253	9,647	9,263	4.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					491,679	457,603	439,205	213.9%

Unitranche Secured Loans (o)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (i)	L+6.00%	6.99%	6/23/2017	6/23/2022	9,232	9,161	8,383	4.1%
MFG Chemical, LLC	L+6.00%	6.99%	3/15/2018	6/23/2022	985	985	894	0.4%
					10,217	10,146	9,277	4.5%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	7.96%	5/2/2018	4/28/2023	4,000	3,973	3,888	1.9%
					4,000	3,973	3,888	1.9%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (p)	L+6.50%	7.95%	7/18/2018	4/12/2022	10,015	10,015	9,850	4.8%
Priority Ambulance, LLC (q)	L+6.50%	7.95%	4/12/2017	4/12/2022	1,253	1,235	1,233	0.6%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	7.95%	12/13/2018	4/12/2022	2,474	685	674	0.3%
					13,742	11,935	11,757	5.7%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	4,115	4,088	4,006	2.0%
Energy Services Group, LLC (h) (n)	L+8.42%	9.42%	5/4/2017	5/4/2022	4,605	4,880	4,515	2.2%
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	1,171	1,157	1,140	0.6%
WillowTree, LLC	L+5.00%	6.00%	10/9/2018	10/9/2023	7,900	7,795	7,683	3.7%
					17,791	17,920	17,344	8.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					45,750	43,974	42,266	20.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	9.62%		5/23/2013	7/5/2021		5,792	$5,792	$4,518	2.2%
							5,792	5,792	4,518	2.2%
Capital Equipment
ALTA Enterprises, LLC	L+8.00%	9.80%		2/14/2020	8/13/2025		4,000	3,863	3,889	1.9%
							4,000	3,863	3,889	1.9%
High Tech Industries
Micro Holdings Corp.	L+7.50%	8.57%		8/16/2017	8/18/2025		3,000	2,976	2,535	1.2%
							3,000	2,976	2,535	1.2%
Services: Consumer
Education Corporation of America	L+11.00%	6.95% Cash/ 5.50% PIK	(m)	9/3/2015	n/a	(l)	833	831	762	0.4%
							833	831	762	0.4%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							13,625	13,462	11,704	5.7%

Equity Securities (r) (s)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h)	—	—	(t)	11/30/2017	11/30/2027		—	116	428	0.2%
								116	428	0.2%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units)	—	—	(t)	2/28/2020	—		—	119	109	0.1%
								119	109	0.1%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 Class A-1 units)	n/a	10.00% PIK		6/18/2018	—		—	501	—	0.0%
								501	—	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(t)	4/14/2017	—		—	2,344	54	0.0%
Planful, Inc. (441,860 Class A units)	—	—	(t)	12/28/2018	—		—	442	479	0.2%
Recorded Future, Inc. (80,080 Class A units) (u)	—	—	(t)	7/3/2019	—		—	80	85	0.1%
								2,866	618	0.3%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 Class A voting units)	—	—	(t)	12/22/2016	—		—	129	397	0.2%
MC Sign Lessor Corp. (686 shares of common units)	—	—	(t)	8/30/2019	—		—	872	645	0.3%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (k)	—	—	(t)	9/18/2015	9/18/2025		—	—	188	0.1%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	51	0.0%
								1,050	1,281	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (260,000 Class A units)	—	—	(t)	1/4/2019	—		—	260	246	0.1%
								260	246	0.1%
Retail
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(t)	1/14/2020	1/14/2029		—	—	—	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—	(t)	6/25/2013	—		—	87	63	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—	(t)	6/25/2013	—		—	—	—	0.0%
								87	63	0.0%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(t)	11/1/2017	—		—	395	282	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 0.8% of the equity)	—	—	(t)	5/14/2018	5/14/2026		—	125	31	0.0%
								520	313	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—		—	7,492	5,117	2.5%
								7,492	5,117	2.5%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(t)	12/15/2017	—		—	152	144	0.1%
								152	144	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								13,163	8,319	4.0%
Total Non-Controlled/Non-Affiliate Company Investments								$528,202	$501,494	244.2%

Non-Controlled Affiliate Company Investments (v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	12/31/2020		9,096	$9,089	$6,259	3.0%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	12/31/2020		5,834	5,830	4,014	2.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/17/2016	12/31/2020		688	688	474	0.2%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	12/31/2020		551	550	379	0.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		5/24/2017	12/31/2020		314	313	216	0.1%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	12/31/2020		1,970	1,970	1,355	0.7%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	12/31/2020		3,693	3,693	2,541	1.2%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	12/31/2020		15	15	10	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	12/31/2020		84	84	58	0.0%
American Community Homes, Inc. (Revolver) (f)	L+10.00%	9.50% Cash/ 2.00% PIK		3/30/2020	12/31/2020		2,500	1,667	1,147	0.6%
							24,745	23,899	16,453	8.0%
10

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Containers, Packaging & Glass
Summit Container Corporation	L+8.00%	9.00%		12/5/2013	1/6/2021	3,259	$3,269	$2,800	1.4%
Summit Container Corporation (Revolver) (f)	L+8.00%	9.00%		6/15/2018	1/6/2021	7,000	4,302	4,217	2.0%
						10,259	7,571	7,017	3.4%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (i)	L+5.75%	6.75%		2/5/2020	2/5/2025	6,983	6,847	6,717	3.3%
Ascent Midco, LLC (Delayed Draw) (f) (g) (i)	L+5.75%	6.75%		2/5/2020	2/5/2025	2,838	—	—	0.0%
Ascent Midco, LLC (Revolver) (f)	L+5.75%	6.75%		2/5/2020	2/5/2025	1,129	734	706	0.3%
SHI Holdings, Inc. (i)	L+10.75%	11.74% PIK	(m)	7/10/2014	12/31/2020	2,899	2,897	1,180	0.6%
SHI Holdings, Inc. (Revolver) (f)	L+10.75%	11.74% PIK	(m)	7/10/2014	12/31/2020	4,667	4,585	1,868	0.9%
						18,516	15,063	10,471	5.1%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.00% PIK	(m)	9/12/2014	9/30/2020	4,953	4,949	2,957	1.4%
Luxury Optical Holdings Co.	L+11.50%	12.50%	(m)	9/29/2017	9/30/2020	624	624	615	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.00% PIK	(m)	9/12/2014	9/30/2020	228	228	136	0.1%
						5,805	5,801	3,708	1.8%
Services: Business
Curion Holdings, LLC (i)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022	4,226	4,189	3,011	1.5%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022	594	451	440	0.2%
						4,820	4,640	3,451	1.7%
Services: Consumer
New England College of Business and Finance, LLC (Revolver) (f)	L+11.00%	12.58%		6/25/2019	6/30/2021	1,305	1,260	1,260	0.6%
						1,305	1,260	1,260	0.6%
Total Non-Controlled Affiliate Senior Secured Loans						65,450	58,234	42,360	20.6%

Unitranche Secured Loans (o)
Consumer Goods: Non-Durable
Incipio, LLC (w)	L+8.50%	10.08% PIK	(m)	12/26/2014	8/22/2022	14,701	14,677	6,027	2.9%
Incipio, LLC (x)	L+8.50%	10.08% PIK		3/9/2018	8/22/2022	3,914	3,914	3,811	1.9%
Incipio, LLC	L+8.50%	10.08% PIK		7/6/2018	8/22/2022	1,663	1,663	1,631	0.8%
Incipio, LLC	L+8.50%	10.08% PIK		1/15/2020	8/22/2022	1,423	1,423	1,395	0.7%
Incipio, LLC	L+8.50%	10.08% PIK		4/17/2019	8/22/2022	710	710	696	0.3%
						22,411	22,387	13,560	6.6%
Total Non-Controlled Affiliate Unitranche Secured Loans						22,411	22,387	13,560	6.6%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (y)	n/a	10.70% PIK	(m)	6/18/2018	8/22/2022	3,766	—	—	0.0%
Incipio, LLC (z)	n/a	10.70% PIK	(m)	6/18/2018	8/22/2022	7,194	—	—	0.0%
						10,960	—	—	0.0%
Services: Business
Curion Holdings, LLC (i)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (i)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	—	0.0%

Equity Securities (s) (v)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(t)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of Series C common units)	—	—	(t)	7/6/2018	—	—	—	—	0.0%
							—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(t)	1/6/2014	1/6/2024	—	—	—	0.0%
							—	—	0.0%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	n/a	8.00% PIK		2/5/2020	—	—	2,032	1,978	1.0%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(t)	12/14/2016	—	—	27	—	0.0%
							2,059	1,978	1.0%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(t)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(t)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
New England College of Business and Finance, LLC (20.8% of units)	—	—	(t)	6/21/2019	—	—	1,458	120	0.1%
							3,517	2,098	1.1%
Total Non-Controlled Affiliate Equity Securities							3,517	2,098	1.1%
Total Non-Controlled Affiliate Company Investments							$84,139	$58,018	28.3%

Controlled Affiliate Company Investments (aa)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,150	$31,325	15.2%
Total Controlled Affiliate Equity Securities							42,150	31,325	15.2%
Total Controlled Affiliate Company Investments							$42,150	$31,325	15.2%
TOTAL INVESTMENTS							$654,491	$590,837	287.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	$4
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	4
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	5/29/2020	9
Foreign currency forward contract	$34	£27	Bannockburn Global Forex, LLC	6/1/2020	1
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	8/28/2020	9
Foreign currency forward contract	$35	£28	Bannockburn Global Forex, LLC	9/3/2020	1
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	10
Foreign currency forward contract	$34	£26	Bannockburn Global Forex, LLC	12/2/2020	1
					$39

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2020 represented 287.7% of the Company’s net assets or 95.2% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $205,352 as of March 31, 2020.
(f)	All or a portion of this commitment was unfunded at March 31, 2020. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, non-qualifying assets totaled 18.4% of the Company’s total assets.
(i)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	This is an international company.
(l)	This is a demand note with no stated maturity.
(m)	This position was on non-accrual status as of March 31, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(o)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(p)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(q)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(r)	Represents less than 5% ownership of the portfolio company’s voting securities.
(s)	Ownership of certain equity investments may occur through a holding company or partnership.
(t)	Represents a non-income producing security.
(u)	As of March 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(v)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(w)	A portion of this loan (principal of $5,390) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(x)	A portion of this loan (principal of $49) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(y)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(z)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	10.05%	4/24/2018	4/24/2023	2,812	$2,771	$2,705	1.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	7.30%	12/18/2018	12/18/2023	4,950	4,877	4,957	2.0%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	7.30%	12/18/2018	12/18/2023	500	125	125	0.1%
					8,262	7,773	7,787	3.1%
Banking, Finance, Insurance & Real Estate
777 SPV I LLC (Delayed Draw) (g) (h)	L+8.50%	10.30%	4/15/2019	4/14/2023	5,325	5,267	5,341	2.1%
Echelon Funding I, LLC (h)	L+7.50%	9.28%	12/31/2019	1/11/2021	2,205	2,172	2,204	0.9%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+7.50%	9.19%	2/24/2017	1/11/2021	14,175	10,200	10,197	4.1%
HFZ Capital Group, LLC (h)	L+10.00%	12.10%	10/20/2017	11/25/2020	18,000	17,991	17,995	7.2%
HFZ Member RB Portfolio, LLC (h)	L+12.00%	14.10%	10/30/2018	10/29/2021	9,780	9,765	9,765	3.9%
Kudu Investment Holdings, LLC (h)	L+6.25%	8.18%	12/23/2019	12/23/2025	5,500	5,404	5,404	2.2%
Kudu Investment Holdings, LLC (Delayed Draw) (f) (g) (h)	L+6.25%	8.18%	12/23/2019	12/23/2025	3,667	—	—	0.0%
Kudu Investment Holdings, LLC (Revolver) (f) (h)	L+6.25%	8.18%	12/23/2019	12/23/2025	482	—	—	0.0%
Liftforward SPV II, LLC (h)	L+10.75%	12.55%	11/10/2016	11/10/2020	3,240	3,235	3,240	1.3%
PKS Holdings, LLC (h)	L+14.25%	15.94%	11/30/2017	11/30/2022	1,645	1,512	1,656	0.7%
PKS Holdings, LLC (Revolver) (f) (h)	L+14.25%	15.94%	11/30/2017	11/30/2022	80	—	—	0.0%
TCP-NG (U.S.), LLC (h)	L+7.25%	9.21%	8/23/2019	8/22/2024	2,925	2,880	2,919	1.2%
TCP-NG (U.S.), LLC (Revolver) (f) (h)	L+7.25%	9.21%	8/23/2019	8/22/2024	180	—	—	0.0%
					67,204	58,426	58,721	23.6%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	7.91%	8/19/2016	8/23/2022	6,772	6,737	5,910	2.4%
Toojay's Management LLC	L+5.50%	7.30%	10/26/2018	10/26/2022	3,465	3,413	3,472	1.4%
Toojay's Management LLC	L+5.50%	7.30%	10/26/2018	10/26/2022	476	476	476	0.2%
Toojay's Management LLC (Revolver) (f)	L+5.50%	7.30%	10/26/2018	10/26/2022	318	239	238	0.1%
					11,031	10,865	10,096	4.1%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (i)	L+6.50%	8.30%	12/2/2019	8/31/2023	14,962	14,667	14,980	6.0%
Midwest Composite Technologies, LLC	L+6.50%	8.30%	8/31/2018	8/31/2023	889	876	890	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (g)	L+6.50%	8.30%	8/31/2018	8/31/2023	510	60	60	0.0%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.50%	8.30%	8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products, LLC	L+7.50%	9.30%	6/18/2018	6/19/2023	1,563	1,539	1,522	0.6%
Valudor Products, LLC (j)	L+7.50%	9.30%	6/18/2018	6/19/2023	211	206	205	0.1%
Valudor Products, LLC (Revolver) (f)	L+9.50%	11.30%	6/18/2018	6/19/2023	818	325	318	0.1%
					19,043	17,673	17,975	7.2%
Construction & Building
Cali Bamboo, LLC	L+7.00%	8.80%	7/10/2015	7/10/2020	7,855	7,822	7,602	3.0%
Cali Bamboo, LLC (Revolver) (f)	L+7.00%	8.80%	7/10/2015	7/10/2020	2,165	930	900	0.4%
Dude Solutions Holdings, Inc.	L+7.00%	8.80%	6/14/2019	6/13/2025	10,000	9,787	9,970	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.00%	8.80%	6/14/2019	6/13/2025	1,304	—	—	0.0%
					21,324	18,539	18,472	7.4%
Consumer Goods: Durable
Nova Wildcat Amerock, LLC	L+5.75%	7.55%	10/12/2018	10/12/2023	9,182	9,033	9,138	3.7%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+5.75%	7.55%	10/12/2018	10/12/2023	931	—	—	0.0%
Parterre Flooring & Surface Systems, LLC (i)	L+9.00%	10.80%	8/22/2017	8/22/2022	8,550	8,448	7,486	3.0%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+9.00%	10.80%	8/22/2017	8/22/2022	696	696	609	0.2%
					19,359	18,177	17,233	6.9%
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+6.00%	7.79%	2/14/2019	12/19/2025	1,980	1,962	1,980	0.8%
					1,980	1,962	1,980	0.8%
Energy: Oil & Gas
BJ Services, LLC	L+7.00%	8.91%	1/28/2019	1/3/2023	4,331	4,296	4,306	1.7%
					4,331	4,296	4,306	1.7%
Environmental Industries
StormTrap, LLC	L+5.50%	7.30%	12/10/2018	12/8/2023	7,920	7,804	7,609	3.0%
StormTrap, LLC (Revolver) (f)	L+5.50%	7.30%	12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (i)	L+8.00%	9.80%	4/29/2016	9/30/2021	2,893	2,869	2,884	1.2%
Synergy Environmental Corporation (i)	L+8.00%	9.80%	4/29/2016	9/30/2021	484	479	482	0.2%
Synergy Environmental Corporation	L+8.00%	9.80%	4/29/2016	9/30/2021	827	827	824	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+8.00%	9.80%	4/29/2016	9/30/2021	671	203	202	0.1%
					13,227	12,182	12,001	4.8%

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, MRCC Holding Company I, LLC, MRCC Holding Company II, LLC, MRCC Holding Company III, LLC, MRCC Holding Company IV, LLC, MRCC Holding Company V, LLC, MRCC Holding Company VI, LLC and MRCC Holding Company VII, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

Fair Value of Financial Instruments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 for further discussion regarding the fair value measurements and hierarchy.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2020 and 2019, the Company did not receive return of capital distributions from its equity investments and its investment in LLC equity interest in SLF.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $6,170 and $6,279 as of March 31, 2020 and December 31, 2019, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2020 and 2019, totaled $975 and $916, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2020	2019
Interest income	$11,979	$13,214
PIK interest income	1,076	1,054
Dividend income (1)	1,191	783
Fee income	198	569
Prepayment gain (loss)	214	113
Accretion of discounts and amortization of premium	344	426
Total investment income	$15,002	$16,159

(1)	Includes PIK dividends of $41 and $13, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $43,612 and $34,052 at March 31, 2020 and December 31, 2019, respectively.

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

Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average shares outstanding utilized in the calculation of earnings per share take into account share issues on the issuance date and the Company’s repurchases of its common stock on the repurchase date. See Note 10 for additional information on the Company’s share activity. For the periods presented in these consolidated financial statements, there were no potentially dilutive common shares issued.

Segments

In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of $7,569 and $8,053, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2020 and 2019 was $484 and $433, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of March 31, 2020 and December 31, 2019, other assets on the consolidated statements of assets and liabilities included $378 and $378, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both March 31, 2020 and December 31, 2019, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on the Company’s consolidated statements of operations.

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

The Company does not utilize hedge accounting and as such values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) on foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) on foreign currency forward contracts on the Company’s consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three months ended March 31, 2020 and 2019, the Company recorded a net expense on the consolidated statements of operations of $20 and ($7), respectively, for U.S. federal excise tax. As of March 31, 2020 and December 31, 2019, the Company had a receivable of $42 and a payable of $23 for excise taxes, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2020 and 2019, the Company recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries. As of March 31, 2020 and December 31, 2019, payables for corporate-level income taxes of zero and $7, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through March 31, 2020. The 2016 through 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020, except as disclosed in Note 13.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company has adopted ASU 2018-13 and the adoption did not have a significant impact on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2020.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$515,837	78.8%	$485,871	76.6%
Unitranche secured loans	66,361	10.1	78,312	12.3
Junior secured loans	13,463	2.1	13,923	2.2
LLC equity interest in SLF	42,150	6.4	42,150	6.6
Equity securities	16,680	2.6	14,480	2.3
Total	$654,491	100.0%	$634,736	100.0%

	March 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$481,565	81.5%	$475,157	77.1%
Unitranche secured loans	55,826	9.4	76,247	12.4
Junior secured loans	11,704	2.0	13,676	2.2
LLC equity interest in SLF	31,325	5.3	42,412	6.9
Equity securities	10,417	1.8	8,739	1.4
Total	$590,837	100.0%	$616,231	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2020		December 31, 2019
Amortized Cost:
International	$21,923	3.3%	$21,474	3.4%
Midwest	152,268	23.3	135,258	21.3
Northeast	149,451	22.8	160,184	25.3
Southeast	158,059	24.2	150,486	23.7
Southwest	60,073	9.2	57,971	9.1
West	112,717	17.2	109,363	17.2
Total	$654,491	100.0%	$634,736	100.0%

	March 31, 2020		December 31, 2019
Fair Value:
International	$20,587	3.5%	$21,760	3.5%
Midwest	127,814	21.6	127,532	20.7
Northeast	133,413	22.6	147,673	24.0
Southeast	149,910	25.4	147,634	23.9
Southwest	68,864	11.6	68,205	11.1
West	90,249	15.3	103,427	16.8
Total	$590,837	100.0%	$616,231	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2020		December 31, 2019
Amortized Cost:
Automotive	$7,892	1.2%	$7,773	1.2%
Banking, Finance, Insurance & Real Estate	81,234	12.4	81,183	12.8
Beverage, Food & Tobacco	26,368	4.0	16,657	2.6
Capital Equipment	15,570	2.4	—	—
Chemicals, Plastics & Rubber	28,455	4.4	29,683	4.7
Construction & Building	18,889	2.9	30,695	4.8
Consumer Goods: Durable	25,831	3.9	22,148	3.5
Consumer Goods: Non-Durable	24,345	3.7	22,639	3.6
Containers, Packaging & Glass	7,571	1.2	8,744	1.4
Energy: Oil & Gas	4,243	0.6	4,296	0.7
Environmental Industries	12,259	1.9	12,182	1.9
Healthcare & Pharmaceuticals	64,565	9.9	54,024	8.5
High Tech Industries	95,317	14.6	91,409	14.4
Investment Funds & Vehicles	42,150	6.4	42,150	6.6
Media: Advertising, Printing & Publishing	27,697	4.2	25,741	4.1
Media: Broadcasting & Subscription	1,907	0.3	1,475	0.2
Media: Diversified & Production	6,519	1.0	10,523	1.7
Retail	31,947	4.9	30,621	4.8
Services: Business	104,301	15.9	109,208	17.2
Services: Consumer	17,632	2.7	25,552	4.0
Wholesale	9,799	1.5	8,033	1.3
Total	$654,491	100.0%	$634,736	100.0%

	March 31, 2020		December 31, 2019
Fair Value:
Automotive	$7,616	1.3%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	73,872	12.5	76,351	12.4
Beverage, Food & Tobacco	21,547	3.6	15,634	2.5
Capital Equipment	15,534	2.6	—	—
Chemicals, Plastics & Rubber	26,398	4.5	29,509	4.8
Construction & Building	18,183	3.1	30,887	5.0
Consumer Goods: Durable	23,645	4.0	21,237	3.4
Consumer Goods: Non-Durable	15,288	2.6	20,365	3.3
Containers, Packaging & Glass	7,017	1.2	8,377	1.4
Energy: Oil & Gas	4,203	0.7	4,306	0.7
Environmental Industries	11,810	2.0	12,001	1.9
Healthcare & Pharmaceuticals	68,845	11.7	62,727	10.2
High Tech Industries	90,172	15.3	90,385	14.7
Investment Funds & Vehicles	31,325	5.3	42,412	6.9
Media: Advertising, Printing & Publishing	27,372	4.6	26,333	4.3
Media: Broadcasting & Subscription	1,892	0.3	1,491	0.2
Media: Diversified & Production	6,450	1.1	10,652	1.7
Retail	16,228	2.7	16,998	2.8
Services: Business	100,236	17.0	108,704	17.6
Services: Consumer	13,797	2.3	22,051	3.6
Wholesale	9,407	1.6	8,024	1.3
Total	$590,837	100.0%	$616,231	100.0%

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

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both March 31, 2020 and December 31, 2019, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2020 and December 31, 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both March 31, 2020 and December 31, 2019, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both March 31, 2020 and December 31, 2019, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three months ended March 31, 2020 and 2019, the Company received $1,150 and $770 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2020 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2020 and 2019, SLF incurred $56 and $46, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of March 31, 2020 and December 31, 2019, SLF had total assets at fair value of $222,505 and $245,469, respectively. As of both March 31, 2020 and December 31, 2019, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2020 and December 31, 2019, SLF had $3,049 and $4,861, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Senior secured loans (1)	243,373	243,778
Weighted average current interest rate on senior secured loans (2)	6.5%	7.0%
Number of borrowers in SLF	63	64
Largest portfolio company investment (1)	7,280	6,860
Total of five largest portfolio company investments (1)	29,557	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	6.70%	11/5/2025	2,793	$2,646
Bromford Industries Limited (e)	L+5.25%	6.70%	11/5/2025	1,862	1,764
IMIA Holdings, Inc.	L+4.50%	5.95%	10/28/2024	4,266	4,204
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	5.50%	10/28/2024	680	340
MAG Aerospace Industries, Inc.	L+4.75%	6.35%	6/6/2025	3,242	3,161
Trident Maritime SH, Inc.	L+5.50%	6.50%	6/4/2024	4,435	4,344
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	6.25%	6/4/2024	340	166
				17,618	16,625
Automotive
Innovative Aftermarkets Systems	L+5.50%	6.50%	1/25/2021	1,867	1,864
Truck-Lite Co., LLC	L+6.25%	7.32%	12/14/2026	1,739	1,722
Truck-Lite Co., LLC (Delayed Draw) (c)	L+6.25%	7.32%	12/14/2026	256	—
Wheel Pros, LLC	L+4.75%	5.82%	4/4/2025	4,920	3,567
				8,782	7,153
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.45%	1/30/2026	4,938	4,065
Lightbox Intermediate, L.P.	L+5.00%	5.80%	5/11/2026	4,963	4,888
Minotaur Acquisition, Inc.	L+5.00%	5.99%	3/27/2026	2,970	2,520
Nuvei Technologies Corp. (e)	L+5.00%	6.00%	9/26/2025	4,657	4,238
Zenith Merger Sub, Inc.	L+5.25%	6.70%	12/13/2024	4,688	4,477
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	6.70%	12/13/2024	264	63
				22,480	20,251
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	7.95%	11/10/2022	2,537	2,389
SW Ingredients Holdings, LLC	L+4.00%	5.91%	7/3/2025	3,684	3,616
				6,221	6,005
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,836	4,624
				4,836	4,624
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	7.75%	6/30/2021	1,244	1,218
				1,244	1,218
Construction & Building
ISC Purchaser, LLC	P+4.00%	7.25%	7/11/2025	4,975	4,873
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,963	2,489
				7,938	7,362
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.58%	5/1/2024	1,793	1,228
				1,793	1,228
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.07%	9/26/2025	2,461	1,907
				2,461	1,907
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	6.15%	2/26/2027	4,333	3,748
Polychem Acquisition, LLC	L+5.00%	6.08%	3/17/2025	2,970	2,970
Port Townsend Holdings Company, Inc.	L+4.75%	5.75%	4/3/2024	4,721	4,249
PVHC Holding Corp.	L+4.75%	6.18%	8/5/2024	3,275	2,718
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.18%	8/5/2024	425	—
				15,724	13,685
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	5.24%	7/30/2025	4,598	3,678
Offen, Inc.	L+5.00%	6.07%	6/22/2026	2,430	2,255
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.07%	6/22/2026	885	—
				7,913	5,933
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	2,316	2,143
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	598	553
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,985	2,612
Radiology Partners, Inc.	L+4.25%	5.99%	7/9/2025	4,760	3,989
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	5,501	5,313
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	1,065	1,029
Solara Medical Supplies, LLC (Revolver)	L+6.00%	7.00%	2/27/2024	714	714
				17,939	16,353
27

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.70%	5/24/2023	3,283	$3,266
Corel, Inc. (e)	L+5.00%	6.61%	7/2/2026	3,975	3,528
LW Buyer, LLC	L+5.00%	5.99%	12/30/2024	4,963	4,491
TGG TS Acquisition Company	L+6.50%	7.50%	12/12/2025	4,028	3,363
				16,249	14,648
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,239	3,286
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,338	2,052
Tait, LLC	L+4.50%	6.11%	3/28/2025	4,199	3,815
Tait, LLC (Revolver)	P+3.50%	6.75%	3/28/2025	769	699
				11,545	9,852
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	6.70%	9/11/2023	4,925	4,913
Cadent, LLC (Revolver) (c)	L+5.25%	6.25%	9/11/2023	167	65
Digital Room Holdings, Inc.	L+5.00%	6.07%	5/21/2026	4,395	3,835
Monotype Imaging Holdings Corp. (d)	L+5.50%	6.95%	10/9/2026	5,000	3,875
				14,487	12,688
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.26%	12/20/2024	6,843	6,158
Stats Intermediate Holding, LLC	L+5.25%	6.96%	7/10/2026	4,988	4,165
The Octave Music Group, Inc.	L+5.25%	6.86%	5/29/2025	5,000	4,450
				16,831	14,773
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.37%	9/23/2025	4,975	3,856
CHA Holdings, Inc.	L+4.50%	5.57%	4/10/2025	2,018	1,866
CHA Holdings, Inc.	L+4.50%	5.57%	4/10/2025	425	393
Eliassen Group, LLC	L+4.50%	5.49%	11/5/2024	3,029	2,834
Engage2Excel, Inc.	L+6.50%	8.40%	3/7/2023	4,288	3,884
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	773	701
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	8.75%	3/7/2023	545	338
GI Revelation Acquisition, LLC	L+5.00%	5.99%	4/16/2025	1,376	1,087
Legility, LLC	L+6.00%	6.84%	12/17/2025	5,000	4,900
Orbit Purchaser, LLC	L+4.50%	5.96%	10/21/2024	2,475	2,359
Orbit Purchaser, LLC	L+4.50%	5.96%	10/21/2024	1,911	1,821
Orbit Purchaser, LLC	L+4.50%	5.96%	10/21/2024	559	533
Output Services Group, Inc.	L+4.50%	6.11%	3/27/2024	4,902	4,191
SIRVA Worldwide, Inc.	L+5.50%	6.49%	8/4/2025	1,938	1,453
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,975	4,080
The Kleinfelder Group, Inc.	L+4.75%	5.95%	11/29/2024	2,469	2,368
				42,158	36,664
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	5.95%	12/18/2025	4,938	4,073
LegalZoom.com, Inc.	L+4.50%	5.49%	11/21/2024	2,715	2,396
				7,653	6,469
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,810	1,657
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,930	3,419
				5,740	5,076
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.93%	5/15/2026	3,287	2,408
				3,287	2,408
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,728	1,408
				1,728	1,408
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,888	4,826
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,913	4,028
PT Intermediate Holdings III, LLC	L+5.50%	6.95%	10/15/2025	1,995	1,985
				11,796	10,839

TOTAL INVESTMENTS					$217,169

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of March 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of March 31, 2020.

(e)	This is an international company.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	$3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2019.

(e)	This is an international company.

Below is certain summarized financial information for SLF as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value	$217,169	$239,836
Cash	430	446
Restricted cash	4,157	4,226
Interest receivable	724	920
Other assets	25	41
Total assets	$222,505	$245,469
Liabilities
Revolving credit facility	$150,697	$147,232
Less: Unamortized deferred financing costs	(1,298)	(1,407)
Total debt, less unamortized deferred financing costs	149,399	145,825
Payable for open trades	9,625	13,940
Interest payable	493	533
Accounts payable and accrued expenses	338	346
Total liabilities	159,855	160,644
Members’ capital	62,650	84,825
Total liabilities and members’ capital	$222,505	$245,469

	Three months ended March 31,
	2020	2019
	(unaudited)
Investment income:
Interest income	$4,253	$3,448
Total investment income	4,253	3,448
Expenses:
Interest and other debt financing expenses	1,614	1,598
Professional fees	184	176
Total expenses	1,798	1,774
Net investment income (loss)	2,455	1,674
Net gain (loss):
Net change in unrealized gain (loss)	(22,329)	512
Net gain (loss)	(22,329)	512
Net increase (decrease) in members’ capital	$(19,874)	$2,186

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 – Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of March 31, 2020 and December 31, 2019 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Company generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Company generally considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

The Board approved the fair value of the Company’s investment portfolio as of March 31, 2020 and these valuations were determined in accordance with the Company's valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

Foreign Currency Forward Contracts

The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of March 31, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$481,565	$481,565
Unitranche secured loans	—	—	55,826	55,826
Junior secured loans	—	—	11,704	11,704
Equity securities	—	—	10,417	10,417
Investments measured at NAV (1) (2)	—	—	—	31,325
Total investments	$—	$—	$559,512	$590,837
Foreign currency forward contracts asset (liability)	$—	$39	$—	$39

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

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

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.00% to 16.58% at March 31, 2020 and 7.30% to 16.30% at December 31, 2019. The maturity dates on the loans outstanding at March 31, 2020 range between July 2020 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2020 and 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819
Net realized gain (loss) on investments	5	89	—	—	94
Net change in unrealized gain (loss) on investments	(23,542)	(8,487)	(1,510)	(523)	(34,062)
Purchases of investments and other adjustments to cost (1)	64,703	1,739	3,865	2,201	72,508
Proceeds from principal payments and sales of investments (2)	(34,761)	(13,759)	(4,327)	—	(52,847)
Reclassifications (3)	3	(3)	—	—	—
Balance as of March 31, 2020	$481,565	$55,826	$11,704	$10,417	$559,512

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized gain (loss) on investments	142	236	108	48	534
Purchases of investments and other adjustments to cost (1)	66,757	506	4	260	67,527
Proceeds from principal payments and sales of investments (2)	(28,977)	(158)	—	—	(29,135)
Reclassifications (3)	(10,690)	10,690	—	—	—
Balance as of March 31, 2019	$466,300	$70,126	$21,266	$7,221	$564,913

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.

(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to the restructuring of the investments in portfolio companies.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, attributable to Level 3 investments still held at March 31, 2020 and 2019, was ($33,632) and $626, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2020 and 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2020 were as follows:

					Weighted
					Average		Range
	Fair Value		Valuation Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$281,346		Discounted cash flow	EBITDA multiples	6.4	x	4.3	x	13.5	x
				Market yields	10.7%		7.5%		17.6%
Senior secured loans	110,771		Discounted cash flow	Revenue multiples	4.9	x	0.2	x	10.3	x
				Market yields	9.2%		7.3%		18.5%
Senior secured loans	31,773		Liquidation	Probability weighting of alternative outcomes	147.6%		9.1%		175.7%
Senior secured loans	17,756		Enterprise value	EBITDA multiples	5.9	x	4.3	x	7.5	x
Senior secured loans	19,222		Enterprise value	Book value multiples	1.4	x	1.3	x	1.4	x
Senior secured loans	10,646		Enterprise value	Revenue multiples	0.6	x	0.2	x	1.1	x
Unitranche secured loans	42,266		Discounted cash flow	EBITDA multiples	8.3	x	6.0	x	11.5	x
				Market yields	10.4%		9.0%		12.8%
Unitranche secured loans	7,533		Discounted cash flow	Revenue multiples	0.5	x	0.5	x	0.5	x
				Market yields	11.2%		11.0%		11.5%
Unitranche secured loans	6,027		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Junior secured loans	3,889		Discounted cash flow	EBITDA multiples	5.3	x	5.3	x	5.3	x
				Market yields	11.2%		11.2%		11.2%
Junior secured loans	762		Liquidation	Probability weighting of alternative outcomes	51.7%		51.7%		51.7%
Equity securities	5,237		Liquidation	Probability weighting of alternative outcomes	53.6%		8.2%		54.6%
Equity securities	4,343		Enterprise value	EBITDA multiples	7.8	x	5.0	x	12.5	x
Equity securities	783		Enterprise value	Revenue multiples	3.8	x	0.7	x	10.3	x
Total Level 3 Assets	$542,354	(1)

(1)	Excludes loans of $17,158 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2019 were as follows:

					Weighted		Range
	Fair Value		Valuation Technique	Unobservable Input	Average Mean		Minimum		Maximum
Assets:
Senior secured loans	$287,776		Discounted cash flow	EBITDA multiples	7.0	x	4.0	x	14.0	x
				Market yields	10.0%		6.5%		17.5%
Senior secured loans	94,468		Discounted cash flow	Revenue multiples	5.7	x	0.7	x	11.8	x
				Market yields	8.2%		6.5%		15.8%
Senior secured loans	31,720		Liquidation	Probability weighting of alternative outcomes	147.4%		9.8%		175.5%
Senior secured loans	17,616		Enterprise value	Book value multiples	1.6	x	1.6	x	1.6	x
Senior secured loans	20,742		Enterprise value	EBITDA multiples	6.6	x	4.8	x	8.5	x
Senior secured loans	9,164		Enterprise value	Revenue multiples	0.4	x	0.2	x	0.7	x
Unitranche secured loans	49,943		Discounted cash flow	EBITDA multiples	8.6	x	7.8	x	10.5	x
				Market yields	9.0%		7.4%		10.8%
Unitranche secured loans	13,961		Discounted cash flow	Revenue multiples	2.3	x	0.6	x	3.6	x
				Market yields	10.9%		10.7%		11.5%
Unitranche secured loans	12,343		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Junior secured loans	774		Liquidation	Probability weighting of alternative outcomes	52.4%		52.4%		52.4%
Equity securities	5,435		Liquidation	Probability weighting of alternative outcomes	52.7%		21.8%		54.6%
Equity securities	2,375		Enterprise value	EBITDA multiples	6.7	x	4.0	x	10.5	x
Equity securities	877		Enterprise value	Revenue multiples	4.4	x	1.5	x	11.8	x
Total Level 3 Assets	$547,194	(1)

(1)	Excludes loans of $26,625 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2020 and December 31, 2019, the Company believes that the carrying value of its revolving credit facility approximates fair value. As of March 31, 2020, the senior unsecured notes (“2023 Notes”) were trading on The Nasdaq Global Select Market for $19.80 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $86,328. As of December 31, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.70 per unit at par value. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $112,052. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both March 31, 2020 and December 31, 2019, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2020 and 2019 were as follows:

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2020
Non-controlled affiliate company investment:
American Community Homes, Inc.	$6,764	$—	$—	$—	$266	$2	$—	$(773)	$6,259
American Community Homes, Inc.	4,289	—	—	—	235	1	—	(511)	4,014
American Community Homes, Inc.	512	—	—	—	21	—	—	(59)	474
American Community Homes, Inc.	410	—	—	—	16	—	—	(47)	379
American Community Homes, Inc.	230	—	—	—	13	—	—	(27)	216
American Community Homes, Inc.	1,472	—	—	—	48	—	—	(165)	1,355
American Community Homes, Inc.	2,760	—	—	—	90	—	—	(309)	2,541
American Community Homes, Inc.	11	—	—	—	1	—	—	(2)	10
American Community Homes, Inc.	1,168	—	—	(1,111)	9	—	—	(8)	58
American Community Homes, Inc. (Revolver)	—	—	1,667	—	—	—	—	(520)	1,147
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	1,667	(1,111)	699	3	—	(2,421)	16,453

Ascent Midco, LLC	—	—	6,860	(17)	—	4	—	(130)	6,717
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	—	—	—	—	(28)	706
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	(54)	1,978
	—	—	9,626	(17)	—	4	—	(212)	9,401

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(268)	3,011
Curion Holdings, LLC (Revolver)	441	—	—	—	—	—	—	(1)	440
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	—	—	—	—	—	(269)	3,451

Incipio, LLC	12,343	—	—	—	128	—	—	(6,444)	6,027
Incipio, LLC	3,750	—	—	—	99	—	—	(38)	3,811
Incipio, LLC	1,606	—	—	—	42	—	—	(17)	1,631
Incipio, LLC	686	—	—	—	18	—	—	(8)	696
Incipio, LLC	—	—	1,404	—	19	—	—	(28)	1,395
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	1,404	—	306	—	—	(6,535)	13,560

Luxury Optical Holdings Co.	3,457	—	—	—	—	—	—	(500)	2,957
Luxury Optical Holdings Co. (Delayed Draw)	620	—	—	—	—	—	—	(5)	615
Luxury Optical Holdings Co. (Revolver)	159	—	—	—	—	—	—	(23)	136
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	—	—	(528)	3,708

New England College of Business and Finance, LLC (Revolver)	1,148	—	112	—	—	—	—	—	1,260
New England College of Business and Finance, LLC (20.8% of units)	318	—	—	—	—	—	—	(198)	120
	1,466	—	112	—	—	—	—	(198)	1,380

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(1,279)	1,180
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(2,078)	1,868
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(3,357)	3,048

Summit Container Corporation	2,971	—	—	—	—	—	—	(171)	2,800
Summit Container Corporation (Revolver)	5,406	—	8,236	(9,409)	—	—	—	(16)	4,217
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	8,377	—	8,236	(9,409)	—	—	—	(187)	7,017
Total non-controlled affiliate company investments	$59,860	$—	$21,390	$(10,537)	$1,005	$7	$—	$(13,707)	$58,018

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(11,087)	$31,325
	42,412	—	—	—	—	—	—	(11,087)	31,325
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(11,087)	$31,325

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$249	$12	$—	$(283)	$6,574
American Community Homes, Inc.	3,997	—	—	—	206	6	—	(181)	4,028
American Community Homes, Inc.	499	—	—	—	19	1	—	(22)	497
American Community Homes, Inc.	400	—	—	—	15	2	—	(18)	399
American Community Homes, Inc.	215	—	—	—	11	1	—	(10)	217
American Community Homes, Inc.	1,446	—	—	—	68	—	—	(62)	1,452
American Community Homes, Inc.	—	—	3,333	—	—	—	—	(610)	2,723
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	3,333	—	568	22	—	(1,186)	15,890

Curion Holdings, LLC	3,592	—	—	—	127	2	—	2	3,723
Curion Holdings, LLC (Revolver)	244	—	—	—	6	—	—	—	250
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	—	—	133	2	—	2	3,973

Incipio, LLC	12,830	—	—	—	—	28	—	(173)	12,685
Incipio, LLC	3,573	—	—	—	—	—	—	26	3,599
Incipio, LLC	1,518	—	—	—	—	—	—	11	1,529
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(151)	1,109
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	—	—	—	28	—	(287)	18,922

Luxury Optical Holdings Co.	4,334	—	—	—	126	5	—	(36)	4,429
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	—	622
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	5	—	—	(1)	204
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	131	5	—	(37)	5,255

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

SHI Holdings, Inc.	2,598	—	—	(14)	53	3	—	(28)	2,612
SHI Holdings, Inc. (Revolver)	3,342	—	136	—	71	1	—	(35)	3,515
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(181)	126
	6,247	—	136	(14)	124	4	—	(244)	6,253

Summit Container Corporation	3,034	—	—	—	—	—	—	(5)	3,029
Summit Container Corporation (Revolver)	6,660	—	8,541	(9,570)	—	—	—	3	5,634
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	8,541	(9,570)	—	—	—	(2)	8,663
Total non-controlled affiliate company investments	$57,267	$—	$12,010	$(9,584)	$956	$61	$—	$(1,754)	$58,956

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$4,075	$—	$—	$—	$—	$323	$32,032
	27,634	—	4,075	—	—	—	—	323	32,032
Total controlled affiliate company investments	$27,634	$—	$4,075	$—	$—	$—	$—	$323	$32,032

	For the three months ended March 31,
	2020			2019
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$265	$—	$—	$258	$—	$—
American Community Homes, Inc.	233	—	—	210	—	—
American Community Homes, Inc.	20	—	—	20	—	—
American Community Homes, Inc.	16	—	—	17	—	—
American Community Homes, Inc.	13	—	—	12	—	—
American Community Homes, Inc.	47	—	—	47	—	—
American Community Homes, Inc.	101	—	—	3	—	—
American Community Homes, Inc.	1	—	—	—	—	—
American Community Homes, Inc.	9	—	—	—	—	—
American Community Homes, Inc. (Revolver)	1	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	706	—	—	567	—	—

Ascent Midco, LLC	84	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Delayed Draw)	3	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Revolver)	1	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Class A units)	—	25	—	n/a	n/a	n/a
	88	25	—	n/a	n/a	n/a

Curion Holdings, LLC	—	—	—	142	—	—
Curion Holdings, LLC (Revolver)	—	—	—	9	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	151	—	—

Incipio, LLC	(52)	—	—	426	—	—
Incipio, LLC	101	—	—	102	—	—
Incipio, LLC	42	—	—	42	—	—
Incipio, LLC	18	—	—	—	—	—
Incipio, LLC	31	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	140	—	—	570	—	—

Luxury Optical Holdings Co.	—	—	—	129	—	—
Luxury Optical Holdings Co. (Delayed Draw)	21	—	—	22	—	—
Luxury Optical Holdings Co. (Revolver)	—	—	—	6	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	21	—	—	157	—	—

Millennial Brands LLC (Preferred units)	n/a	n/a	n/a	—	—	—
Millennial Brands LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

New England College of Business and Finance, LLC (Revolver)	39	—	—	n/a	n/a	n/a
New England College of Business and Finance, LLC (LLC units)	—	—	—	n/a	n/a	n/a
	39	—	—	n/a	n/a	n/a

Rockdale Blackhawk, LLC	n/a	n/a	n/a	—	—	—
Rockdale Blackhawk, LLC (Capex)	n/a	n/a	n/a	—	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	—	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	—	—	—
Rockdale Blackhawk, LLC (Revolver)	n/a	n/a	n/a	—	—	—
Rockdale Blackhawk, LLC (LLC interest)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

SHI Holdings, Inc.	(2)	—	—	86	—	—
SHI Holdings, Inc. (Revolver)	(3)	—	—	113	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	(5)	—	—	199	—	—

Summit Container Corporation	80	—	—	86	—	—
Summit Container Corporation	—	—	—	—	—	—
Summit Container Corporation (Revolver)	126	—	—	149	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	206	—	—	235	—	—

Total non-controlled affiliate company investments	$1,195	$25	$—	$1,879	$—	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,150	$—	$—	$770	$—
	—	1,150	—	—	770	—
Total controlled affiliate company investments	$—	$1,150	$—	$—	$770	$—

Note 6. Transactions with Related Parties

The Company has entered into an investment advisory agreement with MC Advisors (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.

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

Base management fees for the three months ended March 31, 2020 and 2019 were $2,551 and $2,521, respectively.

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

The composition of the Company’s incentive fees was as follows:

	For the three months ended March 31,
	2020	2019
Part one incentive fees (1)	$1,356	$1,678
Part two incentive fees (2)	—	—
Incentive Fee Limitation	(1,356)	(78)
Incentive fees, excluding the impact of the incentive fee waiver	—	1,600
Incentive fee waiver (3)	—	(281)
Total incentive fees, net of incentive fee waiver	$—	$1,319

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2020 and 2019, the Company incurred $784 and $863, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $338 and $347, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2020 and December 31, 2019, $338 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2020 and December 31, 2019, the Company had accounts payable to members of the Board of $35 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 168% and 183%, respectively.

Revolving Credit Facility: The Company has a $255,000 revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits the Company, under certain circumstances to increase the size of the facility up to $400,000 (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC. The Company may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of the investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets at least equal to $175,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

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

As of March 31, 2020, the Company had U.S. dollar borrowings of $172,050 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($19,996 in U.S. dollars) under the revolving credit facility. As of December 31, 2019, the Company had U.S. dollar borrowings of $158,950 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($21,344 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $1,348 and ($416) for the three months ended March 31, 2020 and 2019, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of March 31, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 4.0%, respectively.

2023 Notes: The Company has issued $109,000 in aggregate principal amount of senior unsecured notes that mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of March 31, 2020, MRCC SBIC had $9,892 in cash and $143,439 in investments at fair value. As of December 31, 2019, MRCC SBIC had $27,409 in cash and $133,982 in investments at fair value.

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

As of both March 31, 2020 and December 31, 2019, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA debt increases flexibility under the asset coverage test.

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended March,
	2020	2019
Interest expense – revolving credit facility	$1,798	$1,895
Interest expense – 2023 Notes	1,567	1,056
Interest expense – SBA debentures	981	970
Amortization of deferred financing costs	484	433
Total interest and other debt financing expenses	$4,830	$4,354
Average outstanding balance	$400,453	$338,741
Average stated interest rate	4.4%	4.7%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2020 and December 31, 2019, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£103	4/1/2020	$4	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	9	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£27	6/1/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	9	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	10	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Total	£975		$39	$—

	As of December 31, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£104	1/2/2020	$—	$(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	3/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	6/1/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Total	£1,337		$—	$(59)

For the three months ended March 31, 2020 and 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $98 and ($65), respectively. For the three months ended March 31, 2020 and 2019, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($4) and ($8), respectively.

Note 9. Distributions

 The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
Total distributions declared			$0.35	$7,155	—	$—	55,938	$374

Three months ended March 31, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
Total distributions declared			$0.35	$7,156	—	$—	27,498	$342

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into its current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). There were no stock issuances through the ATM Program during the three months ended March 31, 2020 and 2019.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2020 and December 31, 2019, the Company had $38,304 and $44,208, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 and $7,850, respectively, to SLF as of March 31, 2020 and December 31, 2019 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of March 31, 2020.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Per share data:
Net asset value at beginning of period	$12.20	$12.66
Net investment income (1)	0.33	0.35
Net gain (loss) (1)	(2.14)	0.01
Net increase (decrease) in net assets resulting from operations (1)	(1.81)	0.36
Stockholder distributions - income (2)	(0.35)	(0.35)
Net asset value at end of period	$10.04	$12.67
Net assets at end of period	$205,352	$259,052
Shares outstanding at end of period	20,444,564	20,444,564
Per share market value at end of period	$7.10	$12.14
Total return based on market value (3)	(31.20)%	30.02%
Total return based on average net asset value (4)	(16.21)%	2.87%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	12.00%	12.64%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5) (6)	14.54%	12.67%
Portfolio turnover (7)	8.76%	5.06%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2020 and 2019, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three months ended March 31, 2020 and 2019. These ratios have been annualized unless otherwise noted.

	March 31, 2020	March 31, 2019
Ratio of interest and other debt financing expenses to average net assets	8.54%	6.82%
Ratio of total expenses (without incentive fees) to average net assets	14.54%	12.16%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (7) (8)	0.00%	0.51%

(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was zero and 0.11% for three months ended March 31, 2020 and 2019, respectively.

Note 13. Subsequent Events

The Company has evaluated subsequent events through May 8, 2020, the date on which the consolidated financial statements were issued.

In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The final award updated the interim award received in January 2020 to include certain attorneys’ fees, interest and other amounts. At this time, Management believes that the Company’s share of the net proceeds from the award will exceed the cost basis of the Company’s investment due to its right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. The lenders to Rockdale, including the Company, will share in the proceeds of this arbitration award with the Estate once it is paid. At this time, it is also unclear whether, or to what extent, the national insurance carrier may seek to appeal the adverse ruling against it. Management believes that any such appeal is unlikely to be successful based on the appellate standard for arbitration.

On May 8, 2020, the Board declared a quarterly distribution of $0.25 per share payable on June 30, 2020 to holders of record on June 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with NLV Financial Corporation (“NLV”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2020. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2020, our portfolio included approximately 81.5% senior secured debt, 9.4% unitranche secured debt, 2.0% junior secured debt and 7.1% equity securities, compared to December 31, 2019, when our portfolio included approximately 77.1% senior secured debt, 12.4% unitranche secured debt, 2.2% junior secured debt and 8.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended March 31, 2020, we invested $41.3 million in six new portfolio companies and $29.8 million in 34 existing portfolio companies and had $52.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $18.3 million for the period.

During the three months ended March 31, 2019, we invested $36.2 million in eight new portfolio companies and $33.9 million in 21 existing portfolio companies and had $29.1 million in aggregate amount of sales and principal repayments, resulting in net investments of $41.0 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.4%	8.4%	8.9%	8.9%
Unitranche secured loans	6.3	6.6	9.3	9.8
Junior secured loans	8.9	8.9	9.1	9.1
Preferred equity securities	1.8	1.8	0.5	0.5
Total	8.0%	8.1%	8.8%	8.9%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.6% for junior secured loans and 7.8% in total as of March 31, 2020. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.6% in total as of December 31, 2019.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.6% for junior secured loans and 7.9% in total as of March 31, 2020. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.7% in total as of December 31, 2019. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	March 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$481,565	81.5%	$475,157	77.1%
Unitranche secured loans	55,826	9.4	76,247	12.4
Junior secured loans	11,704	2.0	13,676	2.2
LLC equity interest in SLF	31,325	5.3	42,412	6.9
Equity securities	10,417	1.8	8,739	1.4
Total	$590,837	100.0%	$616,231	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019, with the largest shifts in portfolio composition resulting from the funding of senior secured loans and unrealized losses on SLF during the three months ended March 31, 2020. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR and moving additional investments to non-accrual status during the three months ended March 31, 2020.

The following table shows our portfolio composition by industry (in thousands):

	March 31, 2020		December 31, 2019
Fair Value:
Automotive	$7,616	1.3%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	73,872	12.5	76,351	12.4
Beverage, Food & Tobacco	21,547	3.6	15,634	2.5
Capital Equipment	15,534	2.6	—	—
Chemicals, Plastics & Rubber	26,398	4.5	29,509	4.8
Construction & Building	18,183	3.1	30,887	5.0
Consumer Goods: Durable	23,645	4.0	21,237	3.4
Consumer Goods: Non-Durable	15,288	2.6	20,365	3.3
Containers, Packaging & Glass	7,017	1.2	8,377	1.4
Energy: Oil & Gas	4,203	0.7	4,306	0.7
Environmental Industries	11,810	2.0	12,001	1.9
Healthcare & Pharmaceuticals	68,845	11.7	62,727	10.2
High Tech Industries	90,172	15.3	90,385	14.7
Investment Funds & Vehicles	31,325	5.3	42,412	6.9
Media: Advertising, Printing & Publishing	27,372	4.6	26,333	4.3
Media: Broadcasting & Subscription	1,892	0.3	1,491	0.2
Media: Diversified & Production	6,450	1.1	10,652	1.7
Retail	16,228	2.7	16,998	2.8
Services: Business	100,236	17.0	108,704	17.6
Services: Consumer	13,797	2.3	22,051	3.6
Wholesale	9,407	1.6	8,024	1.3
Total	$590,837	100.0%	$616,231	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	490,546	83.0
3	84,888	14.4
4	14,445	2.4
5	958	0.2
Total	$590,837	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

As of March 31, 2020, we had eight borrowers with loans or preferred equity securities on non-accrual status (Bluestem Brands, Inc., Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) last out term loan and third lien tranches, Luxury Optical Holdings Co. (“LOH”), Rockdale Blackhawk, LLC (“Rockdale”) pre-petition debt, SHI Holdings, Inc., and The Worth Collection, Ltd. (“Worth”)), and these investments totaled $43.6 million in fair value, or 7.4% of our total investments at fair value. As of December 31, 2019, we had six borrowers with loans or preferred equity securities on non-accrual status (Curion, ECA, Incipio third lien tranches, LOH, Rockdale pre-petition debt, and Worth), and these investments totaled $34.1 million in fair value, or 5.5% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Total investment income	$15,002	$16,159
Total expenses, net of incentive fee waiver	8,200	9,092
Net investment income before income taxes	6,802	7,067
Income taxes, including excise taxes	20	(7)
Net investment income	6,782	7,074
Net realized gain (loss) on investments	94	—
Net realized gain (loss) on foreign currency forward contracts	(4)	(8)
Net realized gain (loss) on foreign currency and other transactions	(15)	(1)
Net realized gain (loss)	75	(9)
Net change in unrealized gain (loss) on investments	(45,149)	857
Net change in unrealized gain (loss) on foreign currency forward contracts	98	(65)
Net change in unrealized gain (loss) on foreign currency and other transactions	1,344	(416)
Net change in unrealized gain (loss)	(43,707)	376
Net increase (decrease) in net assets resulting from operations	$(36,850)	$7,441

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest income	$11,979	$13,214
PIK interest income	1,076	1,054
Dividend income (1)	1,191	783
Fee income	198	569
Prepayment gain (loss)	214	113
Accretion of discounts and amortization of premium	344	426
Total investment income	$15,002	$16,159

(1)	Includes PIK dividends of $41 and $13, respectively.

The decrease in investment income of $1.2 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, is primarily the result of a decline in the effective rate on the portfolio, driven by decreases in LIBOR and the placement of additional investments on non-accrual status, and a decrease in fee income, partially offset by an increase in dividend income from our investment in SLF.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest and other debt financing expenses	$4,830	$4,354
Base management fees	2,551	2,521
Incentive fees, net of incentive fee waiver (1)	—	1,319
Professional fees	215	289
Administrative service fees	338	347
General and administrative expenses	231	227
Directors’ fees	35	35
Total expenses, net of incentive fee waiver	$8,200	$9,092

(1)	During the three months ended March 31, 2020 and 2019, MC Advisors waived part one incentive fees (based on net investment income) of zero and $281 thousand, respectively. Incentive fees during the three months ended March 31, 2020 and 2019 were limited by $1.4 million and $78 thousand, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended March,
	2020	2019
Interest expense – revolving credit facility	$1,798	$1,895
Interest expense – 2023 Notes	1,567	1,056
Interest expense – SBA debentures	981	970
Amortization of deferred financing costs	484	433
Total interest and other debt financing expenses	$4,830	$4,354
Average debt outstanding	$400,453	$338,741
Average stated interest rate	4.4%	4.7%

The decrease in expenses of $0.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily the result of a decrease in incentive fees due to the Incentive Fee Limitation, partially offset by an increase in interest expense on our senior unsecured notes (“2023 Notes”).

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2020 and 2019, we recorded a net expense on the consolidated statements of operations of $20 thousand and ($7) thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2020 and 2019, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2020 and 2019, we had sales of investments of $13.1 million and zero, respectively, resulting in $94 thousand and zero of net realized gain (loss) on investments, respectively.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2020 and 2019, we had ($4) thousand and ($8) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2020 and 2019, we had ($15) thousand and ($1) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2020 and 2019, our investments had ($45.1) million and $0.9 million of net change in unrealized gain (loss), respectively. During the three months ended March 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio.

We estimate approximately $25.6 million of the net unrealized loss on investments during the three months ended March 31, 2020 was attributable to broad market movements and widening credit spreads in the loan markets as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. Approximately $14.5 million of these net unrealized losses were attributable to investments held in the portfolio directly, while approximately $11.1 million of these losses were attributable to our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation during the period than the rest of our portfolio. Additionally, we estimate the remaining approximately $19.5 million of the net unrealized losses this period were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. The fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

For the three months ended March 31, 2020 and 2019, our foreign currency forward contracts had $98 thousand and ($65) thousand of net change in unrealized gain (loss), respectively. For the three months ended March 31, 2020 and 2019, our foreign currency borrowings had $1.3 million and ($0.4) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was ($36.9) million and $7.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($1.81) and $0.36, respectively. The ($44.3) million decrease during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio.

Liquidity and Capital Resources

As of March 31, 2020, we had $9.3 million in cash, $9.9 million in cash at MRCC SBIC, $192.0 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $63.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

Cash Flows

For the three months ended March 31, 2020 and 2019, we experienced a net increase (decrease) in cash and restricted cash of ($10.4) million and $4.3 million, respectively. For the three months ended March 31, 2020, operating activities used $16.3 million, primarily as a result of purchases of portfolio investments and net investment income, partially offset by principal repayments on portfolio investments. For the three months ended March 31, 2019, operating activities used $35.0 million, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments. During the three months ended March 31, 2020, we generated $5.9 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility partially offset by distributions to stockholders. During the three months ended March 31, 2019, we generated $39.3 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders.

Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. We intend to generate additional cash primarily from future offerings of securities, future borrowings and cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be to invest in portfolio companies and make cash distributions to our stockholders. We may also use available funds to repay outstanding borrowings.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (the “Board”) , including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below NAV per share for a period of one year, subject to certain limitations. As of both March 31, 2020 and December 31, 2019, we had 20,444,564 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 168% and 183%, respectively.

Stock Issuances: On May 12, 2017, we entered into our current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). There were no stock issuances through the ATM Program during the three months ended March 31, 2020 and 2019.

Borrowings

Revolving Credit Facility: We have a $255.0 million revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits us, under certain circumstances to increase the size of the facility up to $400.0 million (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC. We may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of the investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets at least equal to $175.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

As of March 31, 2020, we had U.S. dollar borrowings of $172.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($20.0 million in U.S. dollars) under the revolving credit facility. As of December 31, 2019, we had U.S. dollar borrowings of $159.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($21.3 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $1.3 million and ($0.4) million for the three months ended March 31, 2020 and 2019, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.375% or at a daily rate equal to 1.375% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of March 31, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 4.0%, respectively.

2023 Notes: We have issued $109.0 million in aggregate principal amount of senior unsecured notes that mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes are listed on The Nasdaq Global Select Market under the trading symbol MRCCL.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of March 31, 2020, MRCC SBIC had $9.9 million in cash and $143.4 million in investments at fair value. As of December 31, 2019, MRCC SBIC had $27.4 million in cash and $134.0 million in investments at fair value.

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

As of both March 31, 2020 and December 31, 2019, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2020 and 2019, totaled $7.2 million ($0.35 per share) and $7.2 million ($0.35 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2020 and 2019, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

MRCC Senior Loan Fund I, LLC

We co-invest with NLV in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both March 31, 2020 and December 31, 2019, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2020 and December 31, 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both March 31, 2020 and December 31, 2019, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both March 31, 2020 and December 31, 2019, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three months ended March 31, 2020 and 2019, we received $1.2 million and $0.8 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2020 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2020 and 2019, SLF incurred $56 thousand and $46 thousand, respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of March 31, 2020 and December 31, 2019, SLF had total assets at fair value of $222.5 million and $245.5 million, respectively. As of both March 31, 2020 and December 31, 2019, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2020 and December 31, 2019, SLF had $3.0 million and $4.9 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Senior secured loans (1)	243,373	243,778
Weighted average current interest rate on senior secured loans (2)	6.5%	7.0%
Number of borrowers in SLF	63	64
Largest portfolio company investment (1)	7,280	6,860
Total of five largest portfolio company investments (1)	29,557	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	6.70%	11/5/2025	2,793	$2,646
Bromford Industries Limited (e)	L+5.25%	6.70%	11/5/2025	1,862	1,764
IMIA Holdings, Inc.	L+4.50%	5.95%	10/28/2024	4,266	4,204
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	5.50%	10/28/2024	680	340
MAG Aerospace Industries, Inc.	L+4.75%	6.35%	6/6/2025	3,242	3,161
Trident Maritime SH, Inc.	L+5.50%	6.50%	6/4/2024	4,435	4,344
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	6.25%	6/4/2024	340	166
				17,618	16,625
Automotive
Innovative Aftermarkets Systems	L+5.50%	6.50%	1/25/2021	1,867	1,864
Truck-Lite Co., LLC	L+6.25%	7.32%	12/14/2026	1,739	1,722
Truck-Lite Co., LLC (Delayed Draw) (c)	L+6.25%	7.32%	12/14/2026	256	—
Wheel Pros, LLC	L+4.75%	5.82%	4/4/2025	4,920	3,567
				8,782	7,153
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.45%	1/30/2026	4,938	4,065
Lightbox Intermediate, L.P.	L+5.00%	5.80%	5/11/2026	4,963	4,888
Minotaur Acquisition, Inc.	L+5.00%	5.99%	3/27/2026	2,970	2,520
Nuvei Technologies Corp. (e)	L+5.00%	6.00%	9/26/2025	4,657	4,238
Zenith Merger Sub, Inc.	L+5.25%	6.70%	12/13/2024	4,688	4,477
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	6.70%	12/13/2024	264	63
				22,480	20,251
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	7.95%	11/10/2022	2,537	2,389
SW Ingredients Holdings, LLC	L+4.00%	5.91%	7/3/2025	3,684	3,616
				6,221	6,005
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,836	4,624
				4,836	4,624
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	7.75%	6/30/2021	1,244	1,218
				1,244	1,218
Construction & Building
ISC Purchaser, LLC	P+4.00%	7.25%	7/11/2025	4,975	4,873
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,963	2,489
				7,938	7,362
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.58%	5/1/2024	1,793	1,228
				1,793	1,228
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.07%	9/26/2025	2,461	1,907
				2,461	1,907
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	6.15%	2/26/2027	4,333	3,748
Polychem Acquisition, LLC	L+5.00%	6.08%	3/17/2025	2,970	2,970
Port Townsend Holdings Company, Inc.	L+4.75%	5.75%	4/3/2024	4,721	4,249
PVHC Holding Corp.	L+4.75%	6.18%	8/5/2024	3,275	2,718
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.18%	8/5/2024	425	—
				15,724	13,685
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	5.24%	7/30/2025	4,598	3,678
Offen, Inc.	L+5.00%	6.07%	6/22/2026	2,430	2,255
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.07%	6/22/2026	885	—
				7,913	5,933
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	2,316	2,143
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	598	553
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,985	2,612
Radiology Partners, Inc.	L+4.25%	5.99%	7/9/2025	4,760	3,989
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	5,501	5,313
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	1,065	1,029
Solara Medical Supplies, LLC (Revolver)	L+6.00%	7.00%	2/27/2024	714	714
				17,939	16,353

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.70%	5/24/2023	3,283	$3,266
Corel, Inc. (e)	L+5.00%	6.61%	7/2/2026	3,975	3,528
LW Buyer, LLC	L+5.00%	5.99%	12/30/2024	4,963	4,491
TGG TS Acquisition Company	L+6.50%	7.50%	12/12/2025	4,028	3,363
				16,249	14,648
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,239	3,286
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,338	2,052
Tait, LLC	L+4.50%	6.11%	3/28/2025	4,199	3,815
Tait, LLC (Revolver)	P+3.50%	6.75%	3/28/2025	769	699
				11,545	9,852
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	6.70%	9/11/2023	4,925	4,913
Cadent, LLC (Revolver) (c)	L+5.25%	6.25%	9/11/2023	167	65
Digital Room Holdings, Inc.	L+5.00%	6.07%	5/21/2026	4,395	3,835
Monotype Imaging Holdings Corp. (d)	L+5.50%	6.95%	10/9/2026	5,000	3,875
				14,487	12,688
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.26%	12/20/2024	6,843	6,158
Stats Intermediate Holding, LLC	L+5.25%	6.96%	7/10/2026	4,988	4,165
The Octave Music Group, Inc.	L+5.25%	6.86%	5/29/2025	5,000	4,450
				16,831	14,773
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.37%	9/23/2025	4,975	3,856
CHA Holdings, Inc.	L+4.50%	5.57%	4/10/2025	2,018	1,866
CHA Holdings, Inc.	L+4.50%	5.57%	4/10/2025	425	393
Eliassen Group, LLC	L+4.50%	5.49%	11/5/2024	3,029	2,834
Engage2Excel, Inc.	L+6.50%	8.40%	3/7/2023	4,288	3,884
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	773	701
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	8.75%	3/7/2023	545	338
GI Revelation Acquisition, LLC	L+5.00%	5.99%	4/16/2025	1,376	1,087
Legility, LLC	L+6.00%	6.84%	12/17/2025	5,000	4,900
Orbit Purchaser, LLC	L+4.50%	5.96%	10/21/2024	2,475	2,359
Orbit Purchaser, LLC	L+4.50%	5.96%	10/21/2024	1,911	1,821
Orbit Purchaser, LLC	L+4.50%	5.96%	10/21/2024	559	533
Output Services Group, Inc.	L+4.50%	6.11%	3/27/2024	4,902	4,191
SIRVA Worldwide, Inc.	L+5.50%	6.49%	8/4/2025	1,938	1,453
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,975	4,080
The Kleinfelder Group, Inc.	L+4.75%	5.95%	11/29/2024	2,469	2,368
				42,158	36,664
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	5.95%	12/18/2025	4,938	4,073
LegalZoom.com, Inc.	L+4.50%	5.49%	11/21/2024	2,715	2,396
				7,653	6,469
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,810	1,657
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,930	3,419
				5,740	5,076
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.93%	5/15/2026	3,287	2,408
				3,287	2,408
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,728	1,408
				1,728	1,408
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,888	4,826
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,913	4,028
PT Intermediate Holdings III, LLC	L+5.50%	6.95%	10/15/2025	1,995	1,985
				11,796	10,839

TOTAL INVESTMENTS					$217,169

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of March 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of March 31, 2020.

(e)	This is an international company.

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

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	$3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.

(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.

(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

(d)	Investment position or portion thereof unsettled as of December 31, 2019.

(e)	This is an international company.

Below is certain summarized financial information for SLF as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value	$217,169	$239,836
Cash	430	446
Restricted cash	4,157	4,226
Interest receivable	724	920
Other assets	25	41
Total assets	$222,505	$245,469
Liabilities
Revolving credit facility	$150,697	$147,232
Less: Unamortized deferred financing costs	(1,298)	(1,407)
Total debt, less unamortized deferred financing costs	149,399	145,825
Payable for open trades	9,625	13,940
Interest payable	493	533
Accounts payable and accrued expenses	338	346
Total liabilities	159,855	160,644
Members’ capital	62,650	84,825
Total liabilities and members’ capital	$222,505	$245,469

	Three months ended March 31,
	2020	2019
	(unaudited)
Investment income:
Interest income	$4,253	$3,448
Total investment income	4,253	3,448
Expenses:
Interest and other debt financing expenses	1,614	1,598
Professional fees	184	176
Total expenses	1,798	1,774
Net investment income (loss)	2,455	1,674
Net gain (loss):
Net change in unrealized gain (loss)	(22,329)	512
Net gain (loss)	(22,329)	512
Net increase (decrease) in members’ capital	$(19,874)	$2,186

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. On November 4, 2019, we amended the base management fee under the Investment Advisory Agreement, effective July 1, 2019. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding investments in SLF, totaling $38.3 million and $44.2 million, respectively. As of March 31, 2020 and December 31, 2019, we had unfunded commitments to SLF of $7.8 million and $7.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Market Trends

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led to disruptions in local, regional, national and global markets and economies affected thereby and will continue to cause disruptions for an unknown and potentially significant amount of time. To date, cross border commercial activity and market sentiment have been negatively impacted by the outbreak and government and other measures seeking to contain its spread. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. It is currently impossible to determine the scope of this or any future outbreak, how long any such outbreak and market disruption, volatility or uncertainty may last, the effect any governmental actions and changes in base interest rates will have or the full potential impact on us, our industry and our portfolio companies.

We have also identified the following general trends that may affect our business:

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

Recent Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The Company is actively monitoring the situation and continues to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The final award updated the interim award received in January 2020 to include certain attorneys’ fees, interest and other amounts. At this time, we believe that our share of the net proceeds from the award will exceed the cost basis of our investment due to our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. The lenders to Rockdale, including the Company, will share in the proceeds of this arbitration award with the Estate once it is paid. At this time, it is also unclear whether, or to what extent, the national insurance carrier may seek to appeal the adverse ruling against it. We believe that any such appeal is unlikely to be successful based on the appellate standard for arbitration.

On May 8, 2020, the Board declared a quarterly distribution of $0.25 per share payable on June 30, 2020 to holders of record on June 15, 2020.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

Our Board approved the fair value of our investment portfolio as of March 31, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

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

Capital Gains Incentive Fee

Pursuant to the terms of the Investment Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

During the three months ended March 31, 2020 and 2019, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary objective of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements in the notes to the financial statements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. We have adopted ASU 2018-13 and the adoption did not have a significant impact on our consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II – Other Information, Item 1A. Risk Factors, “Risk Factors – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our SBA debentures and the 2023 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(574)	$(480)	$(94)
Up 100 basis points	3,372	1,920	1,452
Up 200 basis points	8,763	3,841	4,922
Up 300 basis points	14,154	5,761	8,393

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of March 31, 2020, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($20.0 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of March 31, 2020, we had foreign currency forward contracts in place for £1.0 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of March 31, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of March 31, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

Further, from an operational perspective, MC Advisor’s investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors may include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	the ability of MRCC SBIC, or any other SBIC subsidiary we may form to obtain and maintain an SBIC license;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of MC Advisors’ key personnel;

•	the occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak);

•	operating performance of companies comparable to us;

•	general economic trends and other external factors, including the current COVID-19 pandemic; and

•	loss of a major funding source.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may decline over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make or maintain a specified level of cash distributions and we may choose to pay a portion of dividends in our own stock. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Our revolving credit facility may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock will constitute capital gains to such stockholder.

The 1940 Act allows us to incur additional leverage, which could increase the risk of investing in us.

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

Date: May 8, 2020	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 8, 2020	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

