Form 10-Q
period 2020-06-30
MONROE CAPITAL Corp
filed 2020-08-06
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 21,303,540 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$458,276	$513,959
Non-controlled affiliate company investments	69,465	59,860
Controlled affiliate company investments	35,555	42,412
Total investments, at fair value (amortized cost of: $627,842 and $634,736, respectively)	563,296	616,231
Cash	7,443	2,234
Restricted cash	13,393	27,409
Unrealized gain on foreign currency forward contracts	15	—
Interest receivable	4,859	8,689
Other assets	1,091	495
Total assets	590,097	655,058

LIABILITIES
Debt:
Revolving credit facility	146,016	180,294
2023 Notes	109,000	109,000
SBA debentures payable	115,000	115,000
Total debt	370,016	404,294
Less: Unamortized deferred financing costs	(7,988)	(8,053)
Total debt, less unamortized deferred financing costs	362,028	396,241
Interest payable	2,683	2,763
Unrealized loss on foreign currency forward contracts	—	59
Management fees payable	2,434	2,751
Incentive fees payable	—	1,374
Accounts payable and accrued expenses	2,356	2,513
Total liabilities	369,501	405,701
Net assets	$220,596	$249,357

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,270 and 20,445 shares issued and outstanding, respectively	$21	$20
Capital in excess of par value	295,116	288,850
Accumulated undistributed (overdistributed) earnings	(74,541)	(39,513)
Total net assets	$220,596	$249,357

Net asset value per share	$10.37	$12.20

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$14,461	$13,743	$26,808	$26,573
Payment-in-kind interest income	855	115	926	213
Dividend income	(92)	13	(76)	26
Fee income	2,823	60	3,021	629
Total investment income from non-controlled/non-affiliate company investments	18,047	13,931	30,679	27,441
Non-controlled affiliate company investments:
Interest income	45	767	235	1,690
Payment-in-kind interest income	1,609	1,146	2,614	2,102
Dividend income	41	—	66	—
Total investment income from non-controlled affiliate company investments	1,695	1,913	2,915	3,792
Controlled affiliate company investments:
Dividend income	900	875	2,050	1,645
Total investment income from controlled affiliate company investments	900	875	2,050	1,645
Total investment income	20,642	16,719	35,644	32,878

Operating expenses:
Interest and other debt financing expenses	4,555	5,107	9,385	9,461
Base management fees	2,434	2,723	4,985	5,244
Incentive fees	—	1,168	—	2,768
Professional fees	322	272	537	561
Administrative service fees	314	319	652	666
General and administrative expenses	214	285	445	512
Directors' fees	40	40	75	75
Expenses before incentive fee waiver	7,879	9,914	16,079	19,287
Incentive fee waiver	—	(285)	—	(566)
Total expenses, net of incentive fee waiver	7,879	9,629	16,079	18,721
Net investment income before income taxes	12,763	7,090	19,565	14,157
Income taxes, including excise taxes	127	17	147	10
Net investment income	12,636	7,073	19,418	14,147

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	2,461	35	2,555	35
Foreign currency forward contracts	22	2	18	(6)
Foreign currency and other transactions	(1)	(1)	(16)	(2)
Net realized gain (loss)	2,482	36	2,557	27

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(5,220)	(2,749)	(25,575)	(461)
Non-controlled affiliate company investments	98	(1,054)	(13,609)	(2,808)
Controlled affiliate company investments	4,230	112	(6,857)	435
Foreign currency forward contracts	(24)	72	74	7
Foreign currency and other transactions	32	502	1,376	86
Net change in unrealized gain (loss)	(884)	(3,117)	(44,591)	(2,741)

Net gain (loss)	1,598	(3,081)	(42,034)	(2,714)

Net increase (decrease) in net assets resulting from operations	$14,234	$3,992	$(22,616)	$11,433

Per common share data:
Net investment income per share - basic and diluted	$0.61	$0.35	$0.95	$0.69
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.69	$0.20	$(1.10)	$0.56
Weighted average common shares outstanding - basic and diluted	20,637	20,445	20,541	20,445

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at March 31, 2019	20,445	$20	$288,911	$(29,879)	$259,052
Net investment income	—	—	—	7,073	7,073
Net realized gain (loss)	—	—	—	36	36
Net change in unrealized gain (loss)	—	—	—	(3,117)	(3,117)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at June 30, 2019	20,445	$20	$288,911	$(33,043)	$255,888

Balances at March 31, 2020	20,445	$20	$288,850	$(83,518)	$205,352
Net investment income	—	—	—	12,636	12,636
Net realized gain (loss)	—	—	—	2,482	2,482
Net change in unrealized gain (loss)	—	—	—	(884)	(884)
Issuance of common stock, net of offering and underwriting costs	825	1	6,266	—	6,267
Distributions to stockholders	—	—	—	(5,257)	(5,257)
Balances at June 30, 2020	21,270	$21	$295,116	$(74,541)	$220,596

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	14,147	14,147
Net realized gain (loss)	—	—	—	27	27
Net change in unrealized gain (loss)	—	—	—	(2,741)	(2,741)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(14,312)	(14,312)
Balances at June 30, 2019	20,445	$20	$288,911	$(33,043)	$255,888

Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357
Net investment income	—	—	—	19,418	19,418
Net realized gain (loss)	—	—	—	2,557	2,557
Net change in unrealized gain (loss)	—	—	—	(44,591)	(44,591)
Issuance of common stock, net of offering and underwriting costs	825	1	6,266	—	6,267
Distributions to stockholders	—	—	—	(12,412)	(12,412)
Balances at June 30, 2020	21,270	$21	$295,116	$(74,541)	$220,596

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(22,616)	$11,433
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(2,555)	(35)
Net realized (gain) loss on foreign currency forward contracts	(18)	6
Net realized (gain) loss on foreign currency and other transactions	16	2
Net change in unrealized (gain) loss on investments	46,041	2,834
Net change in unrealized (gain) loss on foreign currency forward contracts	(74)	(7)
Net change in unrealized (gain) loss on foreign currency and other transactions	(1,376)	(86)
Payment-in-kind interest income	(3,540)	(2,315)
Net accretion of discounts and amortization of premiums	(680)	(819)
Purchases of investments	(81,410)	(130,651)
Proceeds from principal payments, sales of investments and settlement of forward contracts	95,097	53,797
Amortization of deferred financing costs	1,004	901
Changes in operating assets and liabilities:
Interest receivable	3,830	(2,556)
Other assets	(596)	155
Interest payable	(80)	131
Management fees payable	(317)	405
Incentive fees payable	(1,374)	883
Accounts payable and accrued expenses	(157)	115
Net cash provided by (used in) operating activities	31,195	(65,807)

Cash flows from financing activities:
Borrowings on revolving credit facility	55,200	264,450
Repayments of revolving credit facility	(88,100)	(211,750)
Proceeds from 2023 Notes	—	40,000
Payments of deferred financing costs	(939)	(3,436)
Proceeds from shares sold, net of offering and underwriting costs	6,267	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(12,412)	(14,312)
Net cash provided by (used in) financing activities	(39,984)	74,952

Net increase (decrease) in Cash and Restricted Cash	(8,789)	9,145
Effect of foreign currency exchange rates	(18)	(2)
Cash and Restricted Cash, beginning of period	29,643	17,726
Cash and Restricted Cash, end of period	$20,836	$26,869

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$8,428	$8,391
Cash paid (refund received) for excise taxes during the period	$85	$(13)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2020	December 31, 2019
Cash	$7,443	$2,234
Restricted cash	13,393	27,409
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$20,836	$29,643

	June 30, 2019	December 31, 2018
Cash	$2,985	$3,744
Restricted cash	23,884	13,982
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$26,869	$17,726

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+10.25%	9.25% Cash/ 2.00% PIK		4/24/2018	4/24/2023	2,876	$2,839	$2,740	1.2%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%		12/18/2018	12/18/2023	4,925	4,861	4,919	2.3%
Magneto & Diesel Acquisition, Inc. (Revolver)	L+5.50%	6.50%		12/18/2018	12/18/2023	500	500	500	0.2%
						8,301	8,200	8,159	3.7%
Banking, Finance, Insurance & Real Estate
777 SPV I, LLC (Delayed Draw) (f) (g)	L+8.50%	10.25%		4/15/2019	4/14/2023	5,025	4,979	5,032	2.3%
Echelon Funding I, LLC (g)	L+10.25%	10.75%		12/31/2019	1/11/2021	1,834	1,834	1,839	0.8%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+10.25%	10.75%		2/24/2017	1/11/2021	14,175	7,646	7,668	3.5%
HFZ Capital Group, LLC (g)	L+12.50%	14.00%		10/20/2017	11/25/2020	18,000	18,000	17,771	8.1%
HFZ Member RB Portfolio, LLC (g)	L+12.00%	13.43%		10/30/2018	10/29/2021	9,780	9,769	9,685	4.3%
Kudu Investment Holdings, LLC (g)	L+6.25%	7.25%		12/23/2019	12/23/2025	5,500	5,410	5,435	2.5%
Kudu Investment Holdings, LLC (Delayed Draw) (f) (g) (h)	L+6.25%	7.25%		12/23/2019	12/23/2025	3,667	1,640	1,621	0.7%
Kudu Investment Holdings, LLC (Revolver) (g) (h)	L+6.25%	7.25%		12/23/2019	12/23/2025	482	—	—	0.0%
Liftforward SPV II, LLC (g)	L+10.75%	11.25%		11/10/2016	11/10/2020	2,337	2,335	2,331	1.1%
TCP-NG (U.S.), LLC (g)	L+7.25%	8.75%		8/23/2019	8/22/2024	2,775	2,736	2,685	1.2%
TCP-NG (U.S.), LLC (Revolver) (g) (h)	L+7.25%	8.75%		8/23/2019	8/22/2024	180	—	—	0.0%
						63,755	54,349	54,067	24.5%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	7.00	%(i)	8/19/2016	8/23/2022	6,755	6,727	1,979	0.9%
LX/JT Intermediate Holdings, Inc. (j)	L+6.00%	7.50%		3/11/2020	3/11/2025	9,911	9,723	9,668	4.3%
LX/JT Intermediate Holdings, Inc. (Revolver) (h)	L+6.00%	7.50%		3/11/2020	3/11/2025	833	—	—	0.0%
Toojay's Management, LLC	L+5.50%	6.50%		10/26/2018	10/26/2022	3,465	3,421	3,226	1.5%
Toojay's Management, LLC	L+5.50%	6.50%		10/26/2018	10/26/2022	475	475	442	0.2%
Toojay's Management, LLC (Revolver)	L+5.50%	6.50%		10/26/2018	10/26/2022	159	159	148	0.1%
						21,598	20,505	15,463	7.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (j)	L+6.50%	7.50%		2/28/2020	11/28/2025	9,975	9,788	9,760	4.4%
MCP Shaw Acquisitionco, LLC (Revolver)	L+6.50%	7.50%		2/28/2020	11/28/2025	1,784	1,784	1,745	0.8%
						11,759	11,572	11,505	5.2%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (j)	L+6.75%	7.75%		12/2/2019	8/31/2023	14,925	14,667	14,515	6.6%
Midwest Composite Technologies, LLC	L+6.75%	7.75%		8/31/2018	8/31/2023	887	874	862	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (h)	L+6.75%	7.75%		8/31/2018	8/31/2023	509	59	58	0.0%
Midwest Composite Technologies, LLC (Revolver)	L+6.75%	7.75%		8/31/2018	8/31/2023	90	90	88	0.0%
Valudor Products, LLC	L+7.50%	8.50%		6/18/2018	6/19/2023	1,553	1,532	1,466	0.7%
Valudor Products, LLC (k)	L+7.50%	8.50%		6/18/2018	6/19/2023	211	207	198	0.1%
Valudor Products, LLC (Revolver) (h)	L+9.50%	10.50%		6/18/2018	6/19/2023	818	510	483	0.2%
						18,993	17,939	17,670	8.0%
Construction & Building
Cali Bamboo, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022	7,814	7,812	7,562	3.4%
Cali Bamboo, LLC (Revolver) (h)	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022	2,165	930	900	0.4%
Dude Solutions Holdings, Inc.	L+7.50%	8.57%		6/14/2019	6/13/2025	10,000	9,802	9,895	4.5%
Dude Solutions Holdings, Inc. (Revolver) (h)	L+7.50%	8.57%		6/14/2019	6/13/2025	1,304	348	344	0.2%
						21,283	18,892	18,701	8.5%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC	L+8.00%	9.50%		2/24/2020	2/14/2025	3,933	3,859	3,790	1.7%
Nova Wildcat Amerock, LLC	L+5.75%	6.75%		10/12/2018	10/12/2023	9,055	8,926	8,943	4.1%
Nova Wildcat Amerock, LLC (Revolver) (h)	L+5.75%	6.75%		10/12/2018	10/12/2023	931	373	368	0.2%
Parterre Flooring & Surface Systems, LLC (j)	L+9.00%	10.00	%(i)	8/22/2017	8/22/2022	7,920	7,837	5,374	2.4%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+9.00%	10.00	%(i)	8/22/2017	8/22/2022	696	696	472	0.2%
						22,535	21,691	18,947	8.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+5.75%	5.93%	2/14/2019	12/19/2025		1,970	$1,953	$1,940	0.9%
						1,970	1,953	1,940	0.9%
Energy: Oil & Gas
BJ Services, LLC	L+7.00%	8.50%	1/28/2019	1/3/2023		4,275	4,246	4,270	1.9%
						4,275	4,246	4,270	1.9%
Environmental Industries
StormTrap, LLC	L+5.50%	6.50%	12/10/2018	12/8/2023		7,900	7,798	7,529	3.4%
StormTrap, LLC (Revolver) (h)	L+5.50%	6.50%	12/10/2018	12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (j)	L+6.50%	7.00%	4/29/2016	9/30/2021		2,893	2,876	2,858	1.3%
Synergy Environmental Corporation (j)	L+6.50%	7.00%	4/29/2016	9/30/2021		484	482	478	0.2%
Synergy Environmental Corporation	L+6.50%	7.00%	4/29/2016	9/30/2021		827	827	817	0.4%
Synergy Environmental Corporation (Revolver) (h)	L+6.50%	7.00%	4/29/2016	9/30/2021		671	270	266	0.1%
						13,207	12,253	11,948	5.4%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (l)	L+7.00%	8.00%	9/13/2017	9/13/2022		2,186	2,164	2,157	1.0%
American Optics Holdco, Inc. (g) (l)	L+7.00%	8.00%	9/13/2017	9/13/2022		1,637	1,618	1,615	0.7%
American Optics Holdco, Inc. (Revolver) (g) (h) (l)	L+7.00%	8.00%	9/13/2017	9/13/2022		220	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (g) (h) (l)	L+7.00%	8.00%	9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+6.75%	6.50% Cash/ 1.25% PIK	4/8/2019	4/8/2024		3,479	3,424	3,250	1.5%
Apotheco, LLC (Revolver)	L+6.75%	6.50% Cash/ 1.25% PIK	4/8/2019	4/8/2024		911	911	850	0.4%
Familia Dental Group Holdings, LLC (j)	L+10.75%	10.50% Cash/ 0.75% PIK	4/8/2016	4/8/2021		5,039	5,023	4,654	2.1%
Familia Dental Group Holdings, LLC	L+10.75%	10.50% Cash/ 0.75% PIK	4/8/2016	4/8/2021		485	485	448	0.2%
Familia Dental Group Holdings, LLC (Revolver)	L+10.75%	10.50% Cash/ 0.75% PIK	4/8/2016	4/8/2021		575	575	531	0.2%
Rockdale Blackhawk, LLC	n/a	n/a (m)	3/31/2015	n/a	(n)	—	—	1,772	0.8%
						14,972	14,200	15,277	6.9%
High Tech Industries
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025		6,341	6,241	6,071	2.8%
Mindbody, Inc. (Revolver)	L+8.00%	9.07%	2/15/2019	2/14/2025		667	667	636	0.3%
Newforma, Inc. (j)	L+5.50%	6.50%	6/30/2017	6/30/2022		12,087	12,005	12,041	5.5%
Newforma, Inc. (Revolver) (h)	L+5.50%	6.50%	6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+6.00%	7.00%	12/28/2018	12/28/2023		9,500	9,358	9,310	4.2%
Planful, Inc. (Revolver) (h)	L+6.00%	7.00%	12/28/2018	12/28/2023		442	—	—	0.0%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	8.50%	6/27/2019	12/12/2022		1,588	1,564	1,559	0.7%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	8.50%	12/11/2017	12/12/2022		3,343	3,306	3,281	1.4%
Prototek Sheetmetal Fabrication, LLC	L+7.50%	8.50%	12/11/2017	12/12/2022		2,275	2,275	2,233	1.0%
Prototek Sheetmetal Fabrication, LLC (Revolver) (h)	L+7.50%	8.50%	12/11/2017	12/12/2022		233	117	115	0.1%
Recorded Future, Inc.	L+6.25%	7.25%	7/3/2019	7/3/2025		7,333	7,204	7,480	3.4%
Recorded Future, Inc. (Delayed Draw) (f) (h)	L+6.25%	7.25%	7/3/2019	7/3/2025		587	—	—	0.0%
Recorded Future, Inc. (Revolver) (h)	L+6.25%	7.25%	7/3/2019	7/3/2025		880	587	587	0.3%
RPL Bidco Limited (g) (l) (o)	L+7.50%	8.00%	11/9/2017	11/9/2023		13,198	13,958	12,970	5.9%
RPL Bidco Limited (g) (l) (o)	L+7.50%	8.00%	5/22/2018	11/9/2023		1,612	1,639	1,583	0.7%
RPL Bidco Limited (Revolver) (g) (l) (o)	L+7.50%	8.56%	11/9/2017	11/9/2023		497	497	487	0.2%
						61,833	59,418	58,353	26.5%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC	L+8.50%	9.00%	12/22/2016	12/22/2021		3,208	3,186	3,162	1.4%
Destination Media, Inc. (j)	L+5.50%	6.50%	4/7/2017	4/7/2022		4,525	4,496	4,478	2.0%
Destination Media, Inc. (Revolver)	L+5.50%	6.50%	4/7/2017	4/7/2022		542	542	536	0.3%
MC Sign Lessor Corp.	L+7.00%	8.00%	12/22/2017	8/30/2024		15,642	15,570	15,323	7.0%
MC Sign Lessor Corp. (Revolver) (h)	L+7.00%	8.00%	12/22/2017	8/30/2024		3,490	1,396	1,396	0.6%
XanEdu Publishing, Inc.	L+6.50%	7.50%	1/28/2020	1/28/2025		1,895	1,860	1,879	0.9%
XanEdu Publishing, Inc. (Revolver) (h)	L+6.50%	7.50%	1/28/2020	1/28/2025		495	494	489	0.2%
						29,797	27,544	27,263	12.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022	1,301	$1,292	$1,292	0.6%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		11/4/2019	11/2/2022	250	246	248	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022	408	408	405	0.2%
Vice Group Holding, Inc. (Delayed Draw) (f) (h)	L+12.00%	13.50%		5/2/2019	11/2/2022	160	—	—	0.0%
						2,119	1,946	1,945	0.9%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	6.75%		1/4/2019	1/4/2024	1,970	1,941	1,923	0.9%
Attom Intermediate Holdco, LLC	L+7.50%	8.75%		6/25/2020	1/4/2024	480	470	494	0.2%
Attom Intermediate Holdco, LLC (Revolver) (h)	L+5.75%	6.75%		1/4/2019	1/4/2024	320	240	234	0.1%
Crownpeak Technology, Inc.	L+6.25%	7.25%		2/28/2019	2/28/2024	4,000	3,939	3,937	1.8%
Crownpeak Technology, Inc.	L+6.25%	7.25%		2/28/2019	2/28/2024	60	60	59	0.0%
Crownpeak Technology, Inc. (Revolver) (h)	L+6.25%	7.25%		2/28/2019	2/28/2024	167	—	—	0.0%
						6,997	6,650	6,647	3.0%
Retail
Bluestem Brands, Inc.	P+6.50%	9.75	%(i)	6/26/2015	11/6/2020	2,275	2,270	1,149	0.5%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		1/14/2020	10/4/2021	1,308	1,308	1,282	0.6%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	10/4/2021	744	739	729	0.3%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	10/4/2021	7,459	7,414	5,848	2.7%
LuLu's Fashion Lounge, LLC	L+9.50%	10.57%		8/21/2017	8/29/2022	4,156	4,094	3,554	1.6%
The Worth Collection, Ltd. (j)	L+8.50%	9.00	%(i)	9/29/2016	9/29/2021	10,587	10,248	178	0.1%
						26,529	26,073	12,740	5.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Arcserve (USA), LLC	L+5.50%	6.50%	5/1/2019	5/1/2024	4,694	$4,618	$4,544	2.1%
Atlas Sign Industries of FLA, LLC (j)	L+11.50%	11.50% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,545	3,350	3,236	1.5%
Burroughs, Inc. (j)	L+7.50%	8.50%	12/22/2017	12/22/2022	5,726	5,675	5,447	2.5%
Burroughs, Inc. (Revolver)	L+7.50%	8.50%	12/22/2017	12/22/2022	1,220	1,220	1,160	0.5%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	9,000	8,894	8,958	4.1%
Certify, Inc. (Delayed Draw) (f) (h)	L+5.75%	6.75%	2/28/2019	2/28/2024	1,227	1,023	1,018	0.5%
Certify, Inc. (Revolver) (h)	L+5.75%	6.75%	2/28/2019	2/28/2024	409	61	61	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%	7/9/2019	7/9/2025	10,050	9,874	9,814	4.4%
HS4 Acquisitionco, Inc. (Revolver) (h)	L+6.75%	7.75%	7/9/2019	7/9/2025	817	265	259	0.1%
IT Global Holding, LLC	L+9.00%	10.00%	11/15/2018	11/10/2023	10,106	9,956	9,493	4.3%
IT Global Holding, LLC	L+9.00%	10.00%	7/19/2019	11/10/2023	3,767	3,702	3,539	1.6%
IT Global Holding, LLC (Revolver)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	822	0.4%
Kaseya Traverse, Inc.	L+7.00%	5.09% Cash/ 3.00% PIK	5/3/2019	5/2/2025	6,520	6,411	6,361	2.9%
Kaseya Traverse, Inc. (Delayed Draw) (f) (h)	L+7.00%	5.09% Cash/ 3.00% PIK	5/3/2019	5/2/2025	724	95	93	0.0%
Kaseya Traverse, Inc. (Delayed Draw) (f) (h)	L+7.00%	5.09% Cash/ 3.00% PIK	3/4/2020	3/4/2022	289	—	—	0.0%
Kaseya Traverse, Inc. (Revolver) (h)	L+6.50%	7.50%	5/3/2019	5/2/2025	506	501	489	0.2%
Madison Logic, Inc. (j)	L+8.00%	8.50%	11/30/2016	11/30/2021	9,500	9,434	9,329	4.2%
Madison Logic, Inc. (Revolver) (h)	L+8.00%	8.50%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+7.75%	7.75% Cash/ 1.00% PIK	6/1/2018	6/5/2023	620	612	552	0.2%
RedZone Robotics, Inc. (Revolver) (h)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp. (j)	L+6.00%	7.00%	2/15/2019	2/15/2024	3,456	3,405	3,437	1.6%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (h) (j)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,482	1,753	1,743	0.8%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (h) (j)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,182	1,063	1,057	0.5%
Security Services Acquisition Sub Corp. (Revolver)	L+6.00%	7.00%	2/15/2019	2/15/2024	1,563	1,563	1,554	0.7%
TRP Construction Group, LLC (j)	L+7.00%	8.00%	10/5/2017	10/5/2022	7,609	7,533	7,521	3.4%
TRP Construction Group, LLC	L+7.00%	8.00%	9/5/2018	10/5/2022	6,444	6,444	6,370	2.9%
TRP Construction Group, LLC (Revolver) (h)	L+7.00%	8.00%	10/5/2017	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024	4,475	4,404	4,238	1.9%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024	3,650	3,650	3,457	1.6%
VPS Holdings, LLC (Revolver) (h)	L+7.00%	8.00%	10/5/2018	10/4/2024	1,000	100	95	0.0%
					105,735	96,481	94,647	42.9%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	7.43%	10/16/2018	10/16/2023	1,970	1,942	1,946	0.9%
Mammoth Holdings, LLC	L+6.00%	7.43%	10/16/2018	10/16/2023	4,135	4,135	4,086	1.8%
Mammoth Holdings, LLC (Revolver) (h)	L+6.00%	7.43%	10/16/2018	10/16/2023	500	—	—	0.0%
					6,605	6,077	6,032	2.7%
Wholesale
Nearly Natural, Inc. (j)	L+7.00%	8.00%	12/15/2017	12/15/2022	6,772	6,698	6,560	3.0%
Nearly Natural, Inc. (Delayed Draw) (f) (h) (j)	L+7.00%	8.00%	8/28/2019	12/15/2022	1,906	1,381	1,337	0.6%
Nearly Natural, Inc. (Revolver)	L+7.00%	8.00%	12/15/2017	12/15/2022	1,522	1,522	1,474	0.7%
					10,200	9,601	9,371	4.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					452,463	419,590	394,945	179.1%

Unitranche Secured Loans (p)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (j)	L+6.00%	6.50%	6/23/2017	6/23/2022	9,232	9,168	8,516	3.9%
MFG Chemical, LLC	L+6.00%	6.50%	3/15/2018	6/23/2022	982	982	906	0.4%
					10,214	10,150	9,422	4.3%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	7.50%	5/2/2018	4/28/2023	4,000	3,975	3,938	1.8%
					4,000	3,975	3,938	1.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (q)	L+6.50%	7.50%	7/18/2018	4/12/2022		10,015	$10,015	$9,865	4.5%
Priority Ambulance, LLC (r)	L+6.50%	7.50%	4/12/2017	4/12/2022		1,253	1,238	1,235	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (h)	L+6.50%	7.50%	12/13/2018	4/12/2022		2,470	681	671	0.3%
						13,738	11,934	11,771	5.3%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022		4,059	4,036	3,983	1.8%
Energy Services Group, LLC (g) (o)	L+8.42%	9.42%	5/4/2017	5/4/2022		4,534	4,817	4,507	2.0%
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022		1,155	1,141	1,134	0.5%
WillowTree, LLC	L+5.50%	6.50%	10/9/2018	10/9/2023		7,880	7,782	7,679	3.5%
						17,628	17,776	17,303	7.8%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						45,580	43,835	42,434	19.2%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+10.00%	11.00%	5/23/2013	2/4/2022		5,792	5,792	4,808	2.2%
						5,792	5,792	4,808	2.2%
Capital Equipment
ALTA Enterprises, LLC (g)	L+8.00%	9.80%	2/14/2020	8/13/2025		3,950	3,820	3,934	1.8%
						3,950	3,820	3,934	1.8%
High Tech Industries
Micro Holdings Corp.	L+7.50%	8.57%	8/16/2017	8/18/2025		3,000	2,981	2,872	1.3%
						3,000	2,981	2,872	1.3%
Services: Consumer
Education Corporation of America	L+11.00%	5.81% Cash/ 5.50% PIK (i)	9/3/2015	n/a	(n)	833	831	762	0.3%
						833	831	762	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						13,575	13,424	12,376	5.6%

Equity Securities (s) (t)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (5,680 Preferred Units) (g)	—	5.00% PIK	11/30/2017	—		—	58	204	0.1%
PKS Holdings, LLC (5,714 Preferred Units) (g)	—	5.00% PIK	11/30/2017	—		—	9	32	0.0%
PKS Holdings, LLC (132 Preferred Units) (g)	—	5.00% PIK	11/30/2017	—		—	1	5	0.0%
PKS Holdings, LLC (916 Preferred Units) (g)	—	5.00% PIK	11/30/2017	—		—	9	32	0.0%
							77	273	0.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units)	—	— (u)	2/28/2020	—		—	119	131	0.1%
							119	131	0.1%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 Class A-1 units)	n/a	10.00% PIK (i)	6/18/2018	—		—	501	—	0.0%
							501	—	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	— (u)	4/14/2017	—		—	2,344	52	0.0%
Planful, Inc. (473,082 Class A units)	—	— (u)	12/28/2018	—		—	473	565	0.4%
Recorded Future, Inc. (80,486 Class A units) (v)	—	— (u)	7/3/2019	—		—	81	99	0.0%
							2,898	716	0.4%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC (128,866 Class A voting units)	—	— (u)	12/22/2016	—		—	129	418	0.2%
MC Sign Lessor Corp. (686 shares of common units)	—	— (u)	8/30/2019	—		—	872	855	0.4%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (l)	—	— (u)	9/18/2015	9/18/2025		—	—	193	0.1%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK	1/28/2020	—		—	49	55	0.0%
							1,050	1,521	0.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	—	—	(u)	1/4/2019	—	—	$297	$306	0.1%
							297	306	0.1%
Retail
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(u)	1/14/2020	1/14/2029	—	—	—	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—	(u)	6/25/2013	—	—	87	15	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—	(u)	6/25/2013	—	—	—	—	0.0%
							87	15	0.0%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(u)	11/1/2017	—	—	395	281	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 0.8% of the equity) (j)	—	—	(u)	5/14/2018	5/14/2026	—	125	22	0.0%
							520	303	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(i)	9/3/2015	—	—	7,492	5,117	2.3%
							7,492	5,117	2.3%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(u)	12/15/2017	—	—	152	139	0.1%
							152	139	0.1%
Total Non- Controlled/Non-Affiliate Equity Securities							13,193	8,521	3.9%
Total Non-Controlled/Non-Affiliate Company Investments							$490,042	$458,276	207.8%

Non-Controlled Affiliate Company Investments (w)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	12/31/2020	9,363	$9,359	$7,501	3.4%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	12/31/2020	6,073	6,070	4,865	2.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		3/17/2016	12/31/2020	803	802	643	0.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	12/31/2020	567	567	455	0.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		5/24/2017	12/31/2020	327	326	261	0.1%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	12/31/2020	2,095	2,095	1,678	0.8%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	12/31/2020	3,879	3,879	3,108	1.4%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	12/31/2020	18	18	15	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	12/31/2020	89	89	71	0.0%
American Community Homes, Inc. (Revolver)	L+10.00%	9.50% cash/ 2.00% PIK		3/30/2020	12/31/2020	2,513	2,513	2,013	0.9%
						25,727	25,718	20,610	9.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Containers, Packaging & Glass
Summit Container Corporation	L+8.00%	9.00%		12/5/2013	1/6/2021	3,259	$3,269	$3,096	1.4%
Summit Container Corporation (Revolver) (h)	L+8.00%	9.00%		6/15/2018	1/6/2021	7,000	2,589	2,554	1.2%
						10,259	5,858	5,650	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (j)	L+5.75%	6.75%		2/5/2020	2/5/2025	6,965	6,837	6,865	3.1%
Ascent Midco, LLC (Delayed Draw) (f) (h) (j)	L+5.75%	6.75%		2/5/2020	2/5/2025	2,838	—	—	0.0%
Ascent Midco, LLC (Revolver) (h)	L+5.75%	6.75%		2/5/2020	2/5/2025	1,129	367	362	0.2%
SHI Holdings, Inc. (j)	L+10.75%	10.93% PIK	(i)	7/10/2014	12/31/2020	2,899	2,897	370	0.2%
SHI Holdings, Inc. (Revolver) (h)	L+10.75%	10.93% PIK	(i)	7/10/2014	12/31/2020	4,667	4,585	586	0.2%
						18,498	14,686	8,183	3.7%
High Tech Industries
Mnine Holdings, Inc.	L+7.00%	8.00%		11/2/2018	12/30/2022	11,570	11,454	12,149	5.5%
						11,570	11,454	12,149	5.5%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.00% PIK	(i)	9/12/2014	4/30/2021	4,953	4,949	2,682	1.2%
Luxury Optical Holdings Co.	L+11.50%	12.50	%(i)	9/29/2017	4/30/2021	624	624	613	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.00% PIK	(i)	9/12/2014	4/30/2021	228	228	123	0.1%
						5,805	5,801	3,418	1.6%
Services: Business
Curion Holdings, LLC (j)	n/a	14.00% PIK	(i)	5/2/2017	5/2/2022	4,226	4,189	3,120	1.4%
Curion Holdings, LLC (Revolver) (h)	n/a	14.00% PIK	(i)	5/2/2017	5/2/2022	594	451	441	0.2%
						4,820	4,640	3,561	1.6%
Services: Consumer
NECB Collections, LLC (Revolver) (h)	L+11.00%	12.00% PIK		6/25/2019	6/30/2021	1,318	1,299	1,299	0.6%
						1,318	1,299	1,299	0.6%
Total Non-Controlled Affiliate Senior Secured Loans						77,997	69,456	54,870	24.9%

Unitranche Secured Loans (p)
Consumer Goods: Non-Durable
Incipio, LLC (x)	L+8.50%	9.50% PIK	(i)	12/26/2014	8/22/2022	14,701	14,677	3,749	1.7%
Incipio, LLC (y)	L+8.50%	9.50% PIK		3/9/2018	8/22/2022	4,078	4,078	3,981	1.8%
Incipio, LLC	L+8.50%	9.50% PIK		7/6/2018	8/22/2022	1,733	1,733	1,702	0.8%
Incipio, LLC	L+8.50%	9.50% PIK		1/15/2020	8/22/2022	1,458	1,458	1,432	0.6%
Incipio, LLC	L+8.50%	9.50% PIK		4/17/2019	8/22/2022	730	730	717	0.3%
						22,700	22,676	11,581	5.2%
Total Non-Controlled Affiliate Unitranche Secured Loans						22,700	22,676	11,581	5.2%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (z)	n/a	10.70% PIK	(i)	6/18/2018	8/22/2022	3,766	—	—	0.0%
Incipio, LLC (aa)	n/a	10.70% PIK	(i)	6/18/2018	8/22/2022	7,194	—	—	0.0%
						10,960	—	—	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Curion Holdings, LLC (j)	n/a	15.00% PIK	(i)	8/17/2018	1/2/2023	1,720	$1	$—	0.0%
Curion Holdings, LLC (j)	n/a	15.00% PIK	(i)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	—	0.0%

Equity Securities (t) (w)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(u)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of Series C common units)	—	—	(u)	7/6/2018	—	—	—	—	0.0%
							—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(u)	1/6/2014	1/6/2024	—	—	240	0.1%
							—	240	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	n/a	8.00% PIK		2/5/2020	—	—	2,032	2,737	1.3%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(u)	12/14/2016	—	—	27	—	0.0%
							2,059	2,737	1.3%
High Tech Industries
Mnine Holdings, LLC (6,400 Class B units)	—	—	(u)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(u)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(u)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units)	—	—	(u)	6/21/2019	—	—	1,458	37	0.0%
							1,458	37	0.0%
Total Non-Controlled Affiliate Equity Securities							3,517	3,014	1.4%
Total Non-Controlled Affiliate Company Investments							$95,650	$69,465	31.5%

Controlled Affiliate Company Investments (ab)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (g)	—	—		10/31/2017	—	—	$42,150	$35,555	16.1%
Total Controlled Affiliate Equity Securities							42,150	35,555	16.1%
Total Controlled Affiliate Company Investments							$42,150	$35,555	16.1%

TOTAL INVESTMENTS							$627,842	$563,296	255.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$109	£88	Bannockburn Global Forex, LLC	7/3/2020	$(1)
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	8/28/2020	10
Foreign currency forward contract	$35	£28	Bannockburn Global Forex, LLC	9/3/2020	1
Foreign currency forward contract	$108	£88	Bannockburn Global Forex, LLC	10/2/2020	(1)
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	10
Foreign currency forward contract	$34	£26	Bannockburn Global Forex, LLC	12/2/2020	1
Foreign currency forward contract	$107	£87	Bannockburn Global Forex, LLC	1/4/2021	(1)
Foreign currency forward contract	$103	£84	Bannockburn Global Forex, LLC	4/2/2021	(1)
Foreign currency forward contract	$103	£83	Bannockburn Global Forex, LLC	7/2/2021	(1)
Foreign currency forward contract	$102	£83	Bannockburn Global Forex, LLC	10/4/2021	(1)
Foreign currency forward contract	$101	£82	Bannockburn Global Forex, LLC	1/3/2022	(1)
Foreign currency forward contract	$97	£79	Bannockburn Global Forex, LLC	4/4/2022	—
Foreign currency forward contract	$36	£29	Bannockburn Global Forex, LLC	5/6/2022	—
					$15

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2020 represented 255.4% of the Company’s net assets or 95.5% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $220,596 as of June 30, 2020.
(f)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, non-qualifying assets totaled 19.9% of the Company’s total assets.
(h)	All or a portion of this commitment was unfunded at June 30, 2020. As such, interest is earned only on the funded portion of this commitment.
(i)	This position was on non-accrual status as of June 30, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(j)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	This investment represents a note convertible to preferred shares of the borrower.
(l)	This is an international company.
(m)

In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, the Company received $33,135 as an initial payment of proceeds from the legal proceedings from the Estate, of which $19,540 was recorded as a reduction in the cost basis of the Company’s investment in Rockdale, $3,878 was recorded as the collection of previously accrued interest, $7,378 was recorded as investment income for previously unaccrued interest and fees and $2,339 was recorded as realized gains. Additionally, as an offset, the Company recorded net change in unrealized (loss) of ($8,243) primarily as a result of the reversal associated with the collection of proceeds from the Estate.  Total net income associated with the Company’s investment in Rockdale was $1,474 during the three months ended June 30, 2020. As of June 30, 2020, the Company has this remaining investment in Rockdale associated with residual proceeds currently expected from the Estate. This investment is a non-income producing security.

(n)	This is a demand note with no stated maturity.
(o)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2020

(in thousands, except for shares and units)

(p)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(q)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(r)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(s)	Represents less than 5% ownership of the portfolio company’s voting securities.
(t)	Ownership of certain equity investments may occur through a holding company or partnership.
(u)	Represents a non-income producing security.
(v)	As of June 30, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(w)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(x)	A portion of this loan (principal of $5,390) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(y)	A portion of this loan (principal of $51) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(z)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Retail
Bluestem Brands, Inc.	L+7.50%	9.30%	6/26/2015	11/6/2020	2,275	$2,270	$1,707	0.7%
Forman Mills, Inc. (i)	L+9.50%	9.30% Cash/ 2.00% PIK	10/4/2016	10/4/2021	8,202	8,133	5,885	2.4%
LuLu's Fashion Lounge, LLC	L+9.00%	10.80%	8/21/2017	8/29/2022	4,156	4,082	4,073	1.6%
The Worth Collection, Ltd. (i)	L+8.50%	6.05% Cash/ 4.25% PIK (m)	9/29/2016	9/29/2021	10,587	10,248	1,034	0.4%
					25,220	24,733	12,699	5.1%
Services: Business
APCO Worldwide, Inc.	L+8.00%	9.80%	6/30/2017	6/30/2022	4,625	4,572	4,590	1.8%
Arcserve (USA), LLC	L+6.00%	7.91%	5/1/2019	5/1/2024	4,755	4,668	4,785	1.9%
Atlas Sign Industries of FLA, LLC (i)	L+11.50%	12.30% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,527	3,332	3,255	1.3%
Burroughs, Inc. (i)	L+7.50%	9.19%	12/22/2017	12/22/2022	5,757	5,698	5,635	2.3%
Burroughs, Inc. (Revolver) (f)	L+7.50%	9.19%	12/22/2017	12/22/2022	1,219	1,129	1,129	0.5%
Certify, Inc.	L+5.75%	7.55%	2/28/2019	2/28/2024	9,000	8,882	8,938	3.6%
Certify, Inc. (Delayed Draw) (f) (g)	L+5.75%	7.55%	2/28/2019	2/28/2024	1,227	614	609	0.2%
Certify, Inc. (Revolver) (f)	L+5.75%	7.55%	2/28/2019	2/28/2024	409	61	61	0.0%
HaystackID, LLC	L+6.50%	8.30%	1/14/2019	1/12/2024	4,950	4,867	4,965	2.0%
HaystackID, LLC (Revolver) (f)	L+6.50%	8.30%	1/14/2019	1/12/2024	403	40	40	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	8.71%	7/9/2019	7/9/2025	10,050	9,859	10,010	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	8.54%	7/9/2019	7/9/2025	817	123	122	0.0%
IT Global Holding, LLC	L+8.50%	10.30%	11/15/2018	11/10/2023	10,237	10,066	10,160	4.1%
IT Global Holding, LLC	L+8.50%	10.30%	7/19/2019	11/10/2023	3,816	3,743	3,787	1.5%
IT Global Holding, LLC (Revolver)	L+8.50%	10.30%	11/15/2018	11/10/2023	875	875	875	0.4%
Kaseya Traverse, Inc.	L+6.50%	7.72% Cash/ 1.00% PIK	5/3/2019	5/2/2025	6,026	5,913	6,011	2.5%
Kaseya Traverse, Inc. (Delayed Draw) (f) (g)	L+6.50%	7.69% Cash/ 1.00% PIK	5/3/2019	5/2/2025	723	94	94	0.0%
Kaseya Traverse, Inc. (Revolver) (f)	L+6.50%	8.30%	5/3/2019	5/2/2025	506	289	289	0.1%
Madison Logic, Inc. (i)	L+8.00%	9.80%	11/30/2016	11/30/2021	9,621	9,531	9,621	3.9%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	9.80%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+8.75%	8.55% Cash/ 2.00% PIK	6/1/2018	6/5/2023	646	636	596	0.2%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	8.55%	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp. (i)	L+6.00%	7.74%	2/15/2019	2/15/2024	3,474	3,416	3,479	1.4%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (i)	L+6.00%	7.74%	2/15/2019	2/15/2024	2,491	1,762	1,765	0.7%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (g) (i)	L+6.00%	7.74%	2/15/2019	2/15/2024	2,186	1,065	1,067	0.4%
Security Services Acquisition Sub Corp. (Revolver) (f)	L+6.00%	7.74%	2/15/2019	2/15/2024	1,563	104	104	0.0%
TRP Construction Group, LLC (i)	L+7.00%	8.80%	10/5/2017	10/5/2022	7,863	7,767	7,815	3.1%
TRP Construction Group, LLC	L+7.00%	8.80%	9/5/2018	10/5/2022	6,682	6,682	6,642	2.7%
TRP Construction Group, LLC (Revolver) (f)	L+7.00%	8.80%	10/5/2017	10/5/2022	2,133	—	—	0.0%
VPS Holdings, LLC	L+7.00%	8.80%	10/5/2018	10/4/2024	4,537	4,459	4,448	1.8%
VPS Holdings, LLC	L+7.00%	8.80%	10/5/2018	10/4/2024	3,700	3,700	3,627	1.5%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	8.80%	10/5/2018	10/4/2024	1,000	100	100	0.0%
					115,964	104,047	104,619	41.9%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	8.10%	10/16/2018	10/16/2023	1,980	1,948	1,984	0.8%
Mammoth Holdings, LLC	L+6.00%	7.79%	10/16/2018	10/16/2023	4,156	4,156	4,165	1.7%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	8.10%	10/16/2018	10/16/2023	500	—	—	0.0%
PeopleConnect Intermediate, LLC	L+6.50%	8.45%	7/1/2015	7/1/2020	4,030	4,019	4,030	1.6%
PeopleConnect Intermediate, LLC	L+12.50%	14.45%	7/1/2015	7/1/2020	4,515	4,500	4,515	1.8%
PeopleConnect Intermediate, LLC (Revolver) (f)	L+9.50%	11.45%	7/1/2015	7/1/2020	236	—	—	0.0%
					15,417	14,623	14,694	5.9%
Wholesale
Nearly Natural, Inc. (i)	L+7.00%	8.96%	12/15/2017	12/15/2022	6,860	6,771	6,771	2.7%
Nearly Natural, Inc. (Delayed Draw) (f) (g) (i)	L+7.00%	8.96%	8/28/2019	12/15/2022	1,924	349	344	0.1%
Nearly Natural, Inc. (Revolver) (f)	L+7.00%	8.96%	12/15/2017	12/15/2022	1,522	761	761	0.3%
					10,306	7,881	7,876	3.1%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					481,336	435,760	434,000	174.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (o)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (i)	L+6.00%	7.80%	6/23/2017	6/23/2022	10,477	$10,388	$10,173	4.1%
MFG Chemical, LLC	L+6.00%	7.80%	3/15/2018	6/23/2022	1,121	1,121	1,088	0.4%
					11,598	11,509	11,261	4.5%
Construction & Building
Inland Pipe Rehabilitation LLC	L+5.50%	7.46%	12/27/2018	12/26/2024	12,375	12,156	12,415	5.0%
					12,375	12,156	12,415	5.0%
Consumer Goods: Durable
RugsUSA, LLC	L+6.50%	8.45%	5/2/2018	4/28/2023	4,000	3,971	4,004	1.6%
					4,000	3,971	4,004	1.6%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (p)	L+6.50%	8.46%	7/18/2018	4/12/2022	10,015	10,015	10,015	4.0%
Priority Ambulance, LLC (q)	L+6.50%	8.46%	4/12/2017	4/12/2022	1,253	1,234	1,256	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (g)	L+6.50%	8.46%	12/13/2018	4/12/2022	2,480	689	691	0.3%
					13,748	11,938	11,962	4.8%
High Tech Industries
Energy Services Group, LLC	L+8.42%	10.22%	5/4/2017	5/4/2022	4,170	4,139	4,154	1.6%
Energy Services Group, LLC (h) (n)	L+8.42%	9.42%	5/4/2017	5/4/2022	4,979	4,941	4,965	2.0%
Energy Services Group, LLC	L+8.42%	10.22%	5/4/2017	5/4/2022	1,187	1,172	1,182	0.5%
Mnine Holdings, Inc.	P+7.75%	12.50%	11/2/2018	11/2/2023	7,940	7,809	7,919	3.2%
					18,276	18,061	18,220	7.3%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					59,997	57,635	57,862	23.2%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Supplies, LLC	L+7.75%	9.78%	5/23/2013	7/5/2021	5,792	5,792	5,538	2.2%
					5,792	5,792	5,538	2.2%
High Tech Industries
Micro Holdings Corp.	L+7.50%	9.30%	8/16/2017	8/18/2025	3,000	2,974	3,009	1.2%
					3,000	2,974	3,009	1.2%
Media: Diversified & Production
The Octave Music Group, Inc.	L+8.25%	9.95%	5/29/2015	5/27/2022	4,355	4,325	4,355	1.8%
					4,355	4,325	4,355	1.8%
Services: Consumer
Education Corporation of America	L+11.00%	7.46% Cash/ 5.50% PIK (m)	9/3/2015	3/31/2020	833	831	774	0.3%
					833	831	774	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans					13,980	13,922	13,676	5.5%

Equity Securities (r) (s)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h)	—	— (t)	11/30/2017	11/30/2027	—	116	14	0.0%
						116	14	0.0%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 Class A-1 units)	n/a	10.00% PIK	6/18/2018	—	—	501	273	0.1%
						501	273	0.1%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	— (t)	4/14/2017	—	—	2,344	52	0.0%
Host Analytics, Inc. (441,860 Class A units)	—	— (t)	12/28/2018	—	—	442	603	0.3%
Recorded Future, Inc. (80,080 Class A units) (u)	—	— (t)	7/3/2019	—	—	80	84	0.0%
						2,866	739	0.3%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 Class A voting units)	—	— (t)	12/22/2016	—	—	129	395	0.2%
MC Sign Lessor Corp. (686 shares of common units)	—	— (t)	8/30/2019	—	—	872	864	0.3%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (k)	—	— (t)	9/18/2015	9/18/2025	—	—	188	0.1%
						1,001	1,447	0.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2019

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Diversified & Production
Attom Intermediate Holdco, LLC (260,000 Class A units)	—	—	(t)	1/4/2019	—	—	$260	$255	0.1%
							260	255	0.1%
Retail
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—		6/25/2013	—	—	87	63	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—		6/25/2013	—	—	—	—	0.0%
							87	63	0.0%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(t)	11/1/2017	—	—	395	281	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 0.8% of the equity)	—	—	(t)	5/14/2018	5/14/2026	—	125	84	0.0%
							520	365	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—	—	7,492	5,117	2.1%
							7,492	5,117	2.1%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(t)	12/15/2017	—	—	152	148	0.1%
							152	148	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							12,995	8,421	3.4%
Total Non-Controlled/Non-Affiliate Company Investments							$520,312	$513,959	206.1%

Non-Controlled Affiliate Company Investments (v)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.80% PIK		7/22/2014	12/31/2020	8,830	$8,821	$6,764	2.7%
American Community Homes, Inc.	L+14.50%	16.30% PIK		7/22/2014	12/31/2020	5,599	5,594	4,289	1.7%
American Community Homes, Inc.	L+10.00%	11.80% PIK		3/17/2016	12/31/2020	668	667	512	0.2%
American Community Homes, Inc.	L+10.00%	11.80% PIK		5/24/2017	12/31/2020	535	534	410	0.2%
American Community Homes, Inc.	L+14.50%	16.30% PIK		5/24/2017	12/31/2020	301	300	230	0.1%
American Community Homes, Inc.	L+8.00%	9.80% PIK		8/10/2018	12/31/2020	1,922	1,922	1,472	0.6%
American Community Homes, Inc.	L+8.00%	9.80% PIK		3/29/2019	12/31/2020	3,603	3,603	2,760	1.1%
American Community Homes, Inc.	L+8.00%	9.80% PIK		9/30/2019	12/31/2020	14	14	11	0.0%
American Community Homes, Inc.	L+8.00%	9.80% PIK		12/30/2019	12/31/2020	1,186	1,186	1,168	0.5%
						22,658	22,641	17,616	7.1%
Containers, Packaging & Glass
Summit Container Corporation (i)	L+8.00%	9.80%		12/5/2013	1/6/2021	3,259	3,269	2,971	1.1%
Summit Container Corporation (Revolver) (f) (i)	L+8.00%	9.80%		6/15/2018	1/6/2021	7,300	5,475	5,406	2.2%
						10,559	8,744	8,377	3.3%
Healthcare & Pharmaceuticals
SHI Holdings, Inc. (i)	L+10.25%	12.05% PIK		7/10/2014	12/31/2020	2,899	2,897	2,459	1.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.25%	12.05% PIK		7/10/2014	12/31/2020	4,667	4,240	3,601	1.4%
						7,566	7,137	6,060	2.4%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.80% PIK	(m)	9/12/2014	9/30/2020	4,953	4,949	3,457	1.4%
Luxury Optical Holdings Co. (Delayed Draw) (g)	L+11.50%	13.30%	(m)	9/29/2017	9/30/2020	624	624	620	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.80% PIK	(m)	9/12/2014	9/30/2020	228	228	159	0.1%
						5,805	5,801	4,236	1.7%
Services: Business
Curion Holdings, LLC (i)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022	4,226	4,189	3,279	1.3%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022	478	451	441	0.2%
						4,704	4,640	3,720	1.5%
Services: Consumer
New England College of Business and Finance, LLC (Revolver) (f)	L+11.00%	12.69%		6/25/2019	6/30/2021	1,275	1,148	1,148	0.5%
						1,275	1,148	1,148	0.5%
Total Non-Controlled Affiliate Senior Secured Loans						52,567	50,111	41,157	16.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2019

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2019

(in thousands, except for shares and units)

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2020 and 2019, the Company did not receive return of capital distributions from its equity investments and its investment in LLC equity interest in SLF.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $5,210 and $6,279 as of June 30, 2020 and December 31, 2019, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2020 totaled $11 and $986, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2019 totaled $884 and $1,800, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2020	2019
Interest income	$13,531	$14,026
PIK interest income	2,464	1,261
Dividend income (1)	849	888
Fee income	2,823	60
Prepayment gain (loss)	639	91
Accretion of discounts and amortization of premium	336	393
Total investment income	$20,642	$16,719

	Six months ended June 30,
	2020	2019
Interest income	$25,510	$27,240
PIK interest income	3,540	2,315
Dividend income (2)	2,040	1,671
Fee income	3,021	629
Prepayment gain (loss)	853	204
Accretion of discounts and amortization of premium	680	819
Total investment income	$35,644	$32,878

(1)	Includes PIK dividends of ($51) and $13, respectively.
(2)	Includes PIK dividends of ($10) and $26, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $26,715 and $34,052 at June 30, 2020 and December 31, 2019, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of $7,988 and $8,053, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2020 was $520 and $1,004, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2019 was $468 and $901, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of June 30, 2020 and December 31, 2019, other assets on the consolidated statements of assets and liabilities included $415 and $378, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both June 30, 2020 and December 31, 2019, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and six months ended June 30, 2020, the Company recorded a net expense on the consolidated statements of operations of $125 and $145, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2019, the Company recorded a net expense on the consolidated statements of operations of $17 and $10, respectively, for U.S. federal excise tax. As of June 30, 2020 and December 31, 2019, the Company had payables of $83 and $23 for excise taxes, respectively.

Certain of the Company’s consolidated subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2020, the Company recorded a net tax expense of $2 on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2019, the Company recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries. As of June 30, 2020 and December 31, 2019, payables for corporate-level income taxes of zero and $7, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions through June 30, 2020. The 2016 through 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020.

Note 3. Investments

The following tables show the composition of the investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$489,046	77.9%	$485,871	76.6%
Unitranche secured loans	66,511	10.6	78,312	12.3
Junior secured loans	13,425	2.1	13,923	2.2
LLC equity interest in SLF	42,150	6.7	42,150	6.6
Equity securities	16,710	2.7	14,480	2.3
Total	$627,842	100.0%	$634,736	100.0%

	June 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$449,815	79.9%	$475,157	77.1%
Unitranche secured loans	54,015	9.6	76,247	12.4
Junior secured loans	12,376	2.2	13,676	2.2
LLC equity interest in SLF	35,555	6.3	42,412	6.9
Equity securities	11,535	2.0	8,739	1.4
Total	$563,296	100.0%	$616,231	100.0%

The following tables show the composition of the investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2020		December 31, 2019
Amortized Cost:
International	$19,876	3.2%	$21,474	3.4%
Midwest	155,314	24.7	135,258	21.3
Northeast	146,991	23.4	160,184	25.3
Southeast	156,594	24.9	150,486	23.7
Southwest	38,117	6.1	57,971	9.1
West	110,950	17.7	109,363	17.2
Total	$627,842	100.0%	$634,736	100.0%

	June 30, 2020		December 31, 2019
Fair Value:
International	$18,812	3.3%	$21,760	3.5%
Midwest	138,570	24.6	127,532	20.7
Northeast	131,059	23.3	147,673	24.0
Southeast	150,623	26.7	147,634	23.9
Southwest	39,206	7.0	68,205	11.1
West	85,026	15.1	103,427	16.8
Total	$563,296	100.0%	$616,231	100.0%

The following tables show the composition of the investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2020		December 31, 2019
Amortized Cost:
Automotive	$8,200	1.3%	$7,773	1.2%
Banking, Finance, Insurance & Real Estate	80,144	12.8	81,183	12.8
Beverage, Food & Tobacco	26,297	4.2	16,657	2.6
Capital Equipment	15,511	2.5	—	—
Chemicals, Plastics & Rubber	28,590	4.5	29,683	4.7
Construction & Building	18,892	3.0	30,695	4.8
Consumer Goods: Durable	25,666	4.1	22,148	3.5
Consumer Goods: Non-Durable	24,629	3.9	22,639	3.6
Containers, Packaging & Glass	5,858	0.9	8,744	1.4
Energy: Oil & Gas	4,246	0.7	4,296	0.7
Environmental Industries	12,253	2.0	12,182	1.9
Healthcare & Pharmaceuticals	42,879	6.8	54,024	8.5
High Tech Industries	94,527	15.1	91,409	14.4
Investment Funds & Vehicles	42,150	6.7	42,150	6.6
Media: Advertising, Printing & Publishing	28,594	4.6	25,741	4.1
Media: Broadcasting & Subscription	1,946	0.3	1,475	0.2
Media: Diversified & Production	6,947	1.1	10,523	1.7
Retail	31,961	5.1	30,621	4.8
Services: Business	101,642	16.2	109,208	17.2
Services: Consumer	17,157	2.7	25,552	4.0
Wholesale	9,753	1.5	8,033	1.3
Total	$627,842	100.0%	$634,736	100.0%

	June 30, 2020		December 31, 2019
Fair Value:
Automotive	$8,159	1.4%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	74,950	13.3	76,351	12.4
Beverage, Food & Tobacco	20,271	3.6	15,634	2.5
Capital Equipment	15,570	2.8	—	—
Chemicals, Plastics & Rubber	27,092	4.8	29,509	4.8
Construction & Building	18,701	3.3	30,887	5.0
Consumer Goods: Durable	22,885	4.1	21,237	3.4
Consumer Goods: Non-Durable	13,521	2.4	20,365	3.3
Containers, Packaging & Glass	5,890	1.1	8,377	1.4
Energy: Oil & Gas	4,270	0.8	4,306	0.7
Environmental Industries	11,948	2.1	12,001	1.9
Healthcare & Pharmaceuticals	37,968	6.7	62,727	10.2
High Tech Industries	91,393	16.2	90,385	14.7
Investment Funds & Vehicles	35,555	6.3	42,412	6.9
Media: Advertising, Printing & Publishing	28,784	5.1	26,333	4.3
Media: Broadcasting & Subscription	1,945	0.3	1,491	0.2
Media: Diversified & Production	6,953	1.2	10,652	1.7
Retail	16,173	2.9	16,998	2.8
Services: Business	98,511	17.5	108,704	17.6
Services: Consumer	13,247	2.4	22,051	3.6
Wholesale	9,510	1.7	8,024	1.3
Total	$563,296	100.0%	$616,231	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with NLV Financial Corporation (“NLV”) in senior secured loans and equity securities through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both June 30, 2020 and December 31, 2019, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2020 and December 31, 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both June 30, 2020 and December 31, 2019, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both June 30, 2020 and December 31, 2019, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and six months ended June 30, 2020, the Company received $900 and $2,050 of dividend income from its LLC equity interest in SLF, respectively. For the three and six months ended June 30, 2019, the Company received dividend income of $875 and $1,645 from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of June 30, 2020 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2020, SLF incurred $50 and $106, respectively, of allocable expenses. For the three and six months ended June 30, 2019, SLF incurred $47 and $93, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of June 30, 2020 and December 31, 2019, SLF had total assets at fair value of $224,350 and $245,469, respectively. As of both June 30, 2020 and December 31, 2019, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2020 and December 31, 2019, SLF had $2,989 and $4,861, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Senior secured loans (1)	237,112	243,778
Weighted average current interest rate on senior secured loans (2)	6.0%	7.0%
Number of borrowers in SLF	61	64
Largest portfolio company investment (1)	7,121	6,860
Total of five largest portfolio company investments (1)	29,311	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (d)	L+5.25%	6.25%	11/5/2025	2,786	$2,662
Bromford Industries Limited (d)	L+5.25%	6.25%	11/5/2025	1,857	1,775
IMIA Holdings, Inc.	L+4.50%	5.50%	10/28/2024	4,197	4,184
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	5.50%	10/28/2024	680	—
Trident Maritime SH, Inc.	L+5.50%	6.50%	6/4/2024	4,424	4,357
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	6.50%	6/4/2024	340	—
				14,284	12,978
Automotive
Truck-Lite Co., LLC	L+6.25%	7.32%	12/14/2026	1,735	1,724
Truck-Lite Co., LLC (Delayed Draw) (c)	L+6.25%	7.32%	12/14/2026	256	—
Wheel Pros, LLC	L+4.75%	4.93%	4/4/2025	4,907	4,520
				6,898	6,244
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (d)	L+5.00%	5.31%	1/30/2026	4,925	4,548
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,676	4,538
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (c)	L+5.25%	6.25%	12/13/2024	264	101
Lightbox Intermediate, L.P.	L+5.00%	5.18%	5/11/2026	4,963	4,590
Minotaur Acquisition, Inc.	L+5.00%	5.18%	3/27/2026	2,963	2,753
Nuvei Technologies Corp. (d)	L+5.00%	6.00%	9/26/2025	4,657	4,622
				22,448	21,152
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	2.00% Cash/ 5.50% PIK	11/10/2022	2,588	2,152
CBC Restaurant Corp. (Delayed Draw) (c)	L+6.50%	2.00% Cash/ 5.50% PIK	11/10/2022	370	154
SW Ingredients Holdings, LLC	L+4.25%	5.25%	7/3/2025	3,675	3,638
				6,633	5,944
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,824	4,668
				4,824	4,668
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,235	1,194
				1,235	1,194
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.07%	7/11/2025	4,963	4,900
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,955	2,719
				7,918	7,619
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.43%	5/1/2024	1,781	1,024
				1,781	1,024
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.31%	9/26/2025	2,455	1,964
				2,455	1,964
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,333	3,673
Polychem Acquisition, LLC	L+5.00%	6.08%	3/17/2025	2,963	2,963
Port Townsend Holdings Company, Inc.	L+4.75%	5.75%	4/3/2024	4,709	4,238
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,267	2,809
				15,272	13,683

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.43%	7/30/2025	4,586	$4,208
Offen, Inc.	L+5.00%	6.07%	6/22/2026	2,424	2,154
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.07%	6/22/2026	885	—
				7,895	6,362
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	2,310	2,183
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	596	564
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,978	2,970
Radiology Partners, Inc.	L+4.25%	5.29%	7/9/2025	4,760	4,447
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	5,487	5,542
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	1,063	1,073
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.22%	2/27/2024	714	577
				17,908	17,356
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,274	3,192
Corel, Inc. (d)	L+5.00%	5.36%	7/2/2026	3,950	3,743
LW Buyer, LLC	L+5.00%	5.18%	12/30/2024	4,950	4,802
TGG TS Acquisition Company	L+6.50%	6.68%	12/12/2025	4,028	3,816
				16,202	15,553
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,229	3,764
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,332	1,939
Tait, LLC	L+4.50%	4.68%	3/28/2025	4,188	3,744
Tait, LLC (Revolver)	P+3.50%	6.75%	3/28/2025	769	712
				11,518	10,159
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	6.25%	9/11/2023	4,895	4,785
Cadent, LLC (Revolver) (c)	L+5.25%	6.25%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.07%	5/21/2026	4,384	3,507
Monotype Imaging Holdings Corp.	L+5.50%	6.50%	10/9/2026	4,969	4,373
				14,415	12,665
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,825	6,338
Stats Intermediate Holding, LLC	L+5.25%	5.44%	7/10/2026	4,975	4,556
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,963	4,342
				16,763	15,236
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,963	4,466
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,013	1,862
CHA Holdings, Inc.	L+4.50%	5.57%	4/10/2025	424	392
Eliassen Group, LLC	L+4.50%	4.68%	11/5/2024	3,025	2,836
Engage2Excel, Inc.	L+8.00%	9.00%	3/7/2023	4,277	3,933
Engage2Excel, Inc.	L+8.00%	9.00%	3/7/2023	771	709
Engage2Excel, Inc. (Revolver) (c)	P+7.00%	10.25%	3/7/2023	545	343
GI Revelation Acquisition, LLC	L+5.00%	5.18%	4/16/2025	1,372	1,257
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,969	4,899
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,469	2,419
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,906	1,868
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	557	546
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,890	3,553
SIRVA Worldwide, Inc.	L+5.50%	5.68%	8/4/2025	1,923	1,423
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,963	4,733
The Kleinfelder Group, Inc.	L+4.75%	5.75%	11/29/2024	2,463	2,396
				41,530	37,635

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.81%	12/18/2025	4,925	$4,720
LegalZoom.com, Inc.	L+4.50%	4.68%	11/21/2024	2,708	2,654
				7,633	7,374
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,806	1,773
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,920	3,920
				5,726	5,693
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.18%	5/15/2026	3,279	2,627
				3,279	2,627
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,721	1,429
				1,721	1,429
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,875	4,564
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,900	4,075
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,990	1,791
				11,765	10,430
Total senior loan investments					$218,989

Equity Securities
Beverage, Food & Tobacco
CBC Restaurant Corp. (warrant to purchase up to 0.4% of the equity)	—	— (e)	6/30/2027	—	$—

Total equity securities					$—

TOTAL INVESTMENTS					$218,989

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of June 30, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	This is an international company.
(e)	Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	$4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	$2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710
TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value	$218,989	$239,836
Cash	204	446
Restricted cash	4,539	4,226
Interest receivable	573	920
Other assets	45	41
Total assets	$224,350	$245,469
Liabilities
Revolving credit facility	$153,747	$147,232
Less: Unamortized deferred financing costs	(1,189)	(1,407)
Total debt, less unamortized deferred financing costs	152,558	145,825
Payable for open trades	—	13,940
Interest payable	340	533
Accounts payable and accrued expenses	342	346
Total liabilities	153,240	160,644
Members’ capital	71,110	84,825
Total liabilities and members’ capital	$224,350	$245,469

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Investment income:
Interest income	$4,011	$3,887	$8,264	$7,335
Total investment income	4,011	3,887	8,264	7,335
Expenses:
Interest and other debt financing expenses	1,488	1,771	3,102	3,369
Professional fees	164	164	348	340
Total expenses	1,652	1,935	3,450	3,709
Net investment income (loss)	2,359	1,952	4,814	3,626
Net gain (loss):
Net change in unrealized gain (loss)	7,901	21	(14,428)	533
Net gain (loss)	7,901	21	(14,428)	533
Net increase (decrease) in members’ capital	$10,260	$1,973	$(9,614)	$4,159

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of June 30, 2020 and December 31, 2019 were categorized as Level 3 investments.

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

The Board approved the fair value of the Company’s investment portfolio as of June 30, 2020 and these valuations were determined in accordance with the Company's valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

Foreign Currency Forward Contracts

The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.

Fair Value Disclosures

The following table presents fair value measurements of investments and foreign currency forward contracts, by major class, as of June 30, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$449,815	$449,815
Unitranche secured loans	—	—	54,015	54,015
Junior secured loans	—	—	12,376	12,376
Equity securities	—	—	11,535	11,535
Investments measured at NAV (1) (2)	—	—	—	35,555
Total investments	$—	$—	$527,741	$563,296
Foreign currency forward contracts asset (liability)	$—	$15	$—	$15

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

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

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 5.93% to 16.00% at June 30, 2020 and 7.30% to 16.30% at December 31, 2019. The maturity dates on the loans outstanding at June 30, 2020 range between November 2020 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2020	$481,565	$55,826	$11,704	$10,417	$559,512
Net realized gain (loss) on investments	2,340	—	—	121	2,461
Net change in unrealized gain (loss) on investments	(4,960)	(1,960)	710	1,088	(5,122)
Purchases of investments and other adjustments to cost (1)	12,729	314	10	69	13,122
Proceeds from principal payments and sales of investments (2)	(41,859)	(165)	(48)	(160)	(42,232)
Reclassifications (3)	—	—	—	—	—
Balance as of June 30, 2020	$449,815	$54,015	$12,376	$11,535	$527,741

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819
Net realized gain (loss) on investments	2,345	89	—	121	2,555
Net change in unrealized gain (loss) on investments	(28,502)	(10,447)	(800)	565	(39,184)
Purchases of investments and other adjustments to cost (1)	77,432	2,053	3,875	2,270	85,630
Proceeds from principal payments and sales of investments (2)	(76,620)	(13,924)	(4,375)	(160)	(95,079)
Reclassifications (3)	3	(3)	—	—	—
Balance as of June 30, 2020	$449,815	$54,015	$12,376	$11,535	$527,741

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to the restructuring of the investments in portfolio companies.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of March 31, 2019	$466,300	$70,126	$21,266	$7,221	$564,913
Net realized gain (loss) on investments	35	—	—	—	35
Net change in unrealized gain (loss) on investments	(3,821)	33	(313)	298	(3,803)
Purchases of investments and other adjustments to cost (1)	57,438	942	3	—	58,383
Proceeds from principal payments and sales of investments (2)	(23,838)	(190)	(640)	—	(24,668)
Reclassifications (3)	(12,432)	12,432	(1,458)	1,458	—
Balance as of June 30, 2019	$483,682	$83,343	$18,858	$8,977	$594,860

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net realized gain (loss) on investments	35	—	—	—	35
Net change in unrealized gain (loss) on investments	(3,679)	269	(205)	346	(3,269)
Purchases of investments and other adjustments to cost (1)	124,195	1,448	7	260	125,910
Proceeds from principal payments and sales of investments (2)	(52,815)	(348)	(640)	—	(53,803)
Reclassifications (3)	(23,122)	23,122	(1,458)	1,458	—
Balance as of June 30, 2019	$483,682	$83,343	$18,858	$8,977	$594,860

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non–cash reclassification of investment type due to the restructuring of the investments in portfolio companies.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2020, attributable to Level 3 investments still held at June 30, 2020, was $5,353 and ($28,714), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2019, attributable to Level 3 investments still held at June 30, 2019, was ($3,803) and ($3,224), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2020 and 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2020 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$273,774		Discounted cash flow	EBITDA multiples	6.7	x	4.3	x	13.5	x
				Market yields	10.7%		7.3%		21.4%
Senior secured loans	104,517		Discounted cash flow	Revenue multiples	5.2	x	0.3	x	10.8	x
				Market yields	9.0%		6.7%		19.0%
Senior secured loans	24,879		Enterprise value	Revenue multiples	1.2	x	0.3	x	2.0	x
Senior secured loans	20,610		Enterprise value	Book value multiples	1.7	x	1.7	x	1.7	x
Senior secured loans	11,479		Enterprise value	EBITDA multiples	7.1	x	6.5	x	7.8	x
Senior secured loans	3,249		Liquidation	Probability weighting of alternative outcomes	94.6%		1.7%		100.0%
Senior secured loans	2,685		Discounted cash flow	Book value multiples	1.3	x	1.3	x	1.3	x
				Market yields	10.6%		10.6%		10.6%
Unitranche loans	42,434		Discounted cash flow	EBITDA multiples	8.7	x	7.0	x	11.5	x
				Market yields	10.1%		8.8%		12.3%
Unitranche loans	7,832		Discounted cash flow	Revenue multiples	0.6	x	0.6	x	0.6	x
				Market yields	11.2%		11.0%		11.5%
Unitranche loans	3,749		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Junior secured loans	3,934		Discounted cash flow	EBITDA multiples	5.3	x	5.3	x	5.3	x
				Market yields	10.5%		10.5%		10.5%
Junior secured loans	762		Liquidation	Probability weighting of alternative outcomes	51.5%		51.5%		51.5%
Equity securities	5,450		Enterprise value	EBITDA multiples	8.0	x	4.3	x	13.3	x
Equity securities	5,154		Liquidation	Probability weighting of alternative outcomes	54.3%		2.5%		54.6%
Equity securities	879		Enterprise value	Revenue multiples	4.1	x	0.8	x	10.8	x
Total Level 3 Assets	$511,387	(1)

(1)	Excludes loans of $16,354 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2020 and December 31, 2019, the Company believes that the carrying value of its revolving credit facility approximates fair value. As of June 30, 2020, the senior unsecured notes (“2023 Notes”) were trading on The Nasdaq Global Select Market for $22.76 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $99,234. As of December 31, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.70 per unit at par value. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $112,052. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both June 30, 2020 and December 31, 2019, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2020 and 2019 were as follows:

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2020
Non-controlled affiliate company investment:
American Community Homes, Inc.	$6,764	$—	$—	$—	$534	$4	$—	$199	$7,501
American Community Homes, Inc.	4,289	—	—	—	474	2	—	100	4,865
American Community Homes, Inc.	512	—	—	—	135	—	—	(4)	643
American Community Homes, Inc.	410	—	—	—	32	1	—	12	455
American Community Homes, Inc.	230	—	—	—	26	—	—	5	261
American Community Homes, Inc.	1,472	—	—	—	173	—	—	33	1,678
American Community Homes, Inc.	2,760	—	—	—	276	—	—	72	3,108
American Community Homes, Inc.	11	—	—	—	4	—	—	—	15
American Community Homes, Inc.	1,168	—	—	(1,111)	14	—	—	—	71
American Community Homes, Inc. (Revolver)	—	—	2,500	—	13	—	—	(500)	2,013
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	2,500	(1,111)	1,681	7	—	(83)	20,610

Ascent Midco, LLC	—	—	6,860	(34)	—	11	—	28	6,865
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	(367)	—	—	—	(5)	362
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	705	2,737
	—	—	9,626	(401)	—	11	—	728	9,964

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(159)	3,120
Curion Holdings, LLC (Revolver)	441	—	—	—	—	—	—	—	441
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	—	—	—	—	—	(159)	3,561

Incipio, LLC	12,343	—	—	—	128	—	—	(8,722)	3,749
Incipio, LLC	3,750	—	—	—	263	—	—	(32)	3,981
Incipio, LLC	1,606	—	—	—	112	—	—	(16)	1,702
Incipio, LLC	686	—	—	—	38	—	—	(7)	717
Incipio, LLC	—	—	1,404	—	54	—	—	(26)	1,432
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	1,404	—	595	—	—	(8,803)	11,581

Luxury Optical Holdings Co.	3,457	—	—	—	—	—	—	(775)	2,682
Luxury Optical Holdings Co.	620	—	—	—	—	—	—	(7)	613
Luxury Optical Holdings Co. (Revolver)	159	—	—	—	—	—	—	(36)	123
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	—	—	(818)	3,418

Mnine Holdings, Inc.(1)	—	10,321	—	—	964	7	—	857	12,149
Mnine Holdings, Inc. (6,400 Class B units)(1)	—	—	—	—	—	—	—	—	—
	—	10,321	—	—	964	7	—	857	12,149

NECB Collections, LLC (Revolver)	1,148	—	112	—	39	—	—	—	1,299
NECB Collections LLC, LLC (20.8% of units)	318	—	—	—	—	—	—	(281)	37
	1,466	—	112	—	39	—	—	(281)	1,336

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(2,089)	370
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(3,360)	586
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(5,449)	956

Summit Container Corporation	2,971	—	—	—	—	—	—	125	3,096
Summit Container Corporation (Revolver)	5,406	—	14,732	(17,618)	—	—	—	34	2,554
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	240	240
	8,377	—	14,732	(17,618)	—	—	—	399	5,890
Total non-controlled affiliate company investments	$59,860	$10,321	$28,719	$(19,130)	$3,279	$25	$—	$(13,609)	$69,465

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(6,857)	$35,555
	42,412	—	—	—	—	—	—	(6,857)	35,555
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(6,857)	$35,555

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at June 30, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$505	$15	$—	$(914)	$6,202
American Community Homes, Inc.	3,997	—	—	—	421	8	—	(582)	3,844
American Community Homes, Inc.	499	—	—	—	39	1	—	(70)	469
American Community Homes, Inc.	400	—	—	—	30	2	—	(56)	376
American Community Homes, Inc.	215	—	—	—	23	1	—	(32)	207
American Community Homes, Inc.	1,446	—	—	—	115	—	—	(198)	1,363
American Community Homes, Inc.	—	—	3,333	—	89	—	—	(865)	2,557
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	3,333	—	1,222	27	—	(2,717)	15,018

Curion Holdings, LLC	3,592	—	—	—	273	4	—	(267)	3,602
Curion Holdings, LLC (Revolver)	244	—	77	—	17	—	—	(3)	335
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	77	—	290	4	—	(270)	3,937

Incipio, LLC	12,830	—	—	—	—	28	—	83	12,941
Incipio, LLC	3,573	—	—	—	—	—	—	(5)	3,568
Incipio, LLC	1,518	—	—	—	—	—	—	12	1,530
Incipio, LLC	—	—	656	—	—	—	—	(3)	653
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(460)	800
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	656	—	—	28	—	(373)	19,492

Luxury Optical Holdings Co.	4,334	—	—	—	255	10	—	(253)	4,346
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	1	623
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	11	—	—	(11)	200
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	266	10	—	(263)	5,169

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

NECB Collections, LLC (Revolver) (2)	—	—	150	—	—	—	—	—	150
NECB Collections, LLC (20.8% of units) (2)	—	1,458	—	—	—	—	—	1,136	2,594
	—	1,458	150	—	—	—	—	1,136	2,744

SHI Holdings, Inc.	2,598	—	—	(14)	139	4	—	(47)	2,680
SHI Holdings, Inc. (Revolver)	3,342	—	137	—	185	(5)	—	(51)	3,608
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(205)	102
	6,247	—	137	(14)	324	(1)	—	(303)	6,390

Summit Container Corporation	3,034	—	—	—	—	—	—	(8)	3,026
Summit Container Corporation (Revolver)	6,660	—	16,800	(18,145)	—	—	—	(10)	5,305
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	16,800	(18,145)	—	—	—	(18)	8,331
Total non-controlled affiliate company investments	$57,267	$1,458	$21,153	$(18,159)	$2,102	$68	$—	$(2,808)	$61,081

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$7,875	$—	$—	$—	$—	$435	$35,944
	27,634	—	7,875	—	—	—	—	435	35,944
Total controlled affiliate company investments	$27,634	$—	$7,875	$—	$—	$—	$—	$435	$35,944

(1)	The Company restructured its investment in Mnine Holdings, Inc. (“Mnine”) during the three months ended June 30, 2020. As a part of the restructuring, the Company also received 5.3% of the equity of Mnine. For the purpose of this schedule, transfers in represents the fair value at March 31, 2020.
(2)	During the three months ended June 30, 2019, the Company participated in a credit bid to acquire the assets of NECB Collections (“NECB”), which was a subsidiary of Education Corporation of America (“ECA”). As a result, the Company obtained a 20.8% equity stake in NECB in exchange for a $1,458 reduction of secured loan position in ECA. The Company also provided a follow-on revolver commitment to NECB.

	For the six months ended June 30,
	2020			2019
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$535	$—	$—	$517	$—	$—
American Community Homes, Inc.	474	—	—	427	—	—
American Community Homes, Inc.	135	—	—	40	—	—
American Community Homes, Inc.	33	—	—	32	—	—
American Community Homes, Inc.	26	—	—	24	—	—
American Community Homes, Inc.	173	—	—	94	—	—
American Community Homes, Inc.	299	—	—	92	—	—
American Community Homes, Inc.	4	—	—	—	—	—
American Community Homes, Inc.	13	—	—	—	—	—
American Community Homes, Inc. (Revolver)	72	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	1,764	—	—	1,226	—	—

Ascent Midco, LLC	211	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Delayed Draw)	6	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Revolver)	14	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Class A units)	—	66	—	n/a	n/a	n/a
	231	66	—	n/a	n/a	n/a

Curion Holdings, LLC	—	—	—	291	—	—
Curion Holdings, LLC (Revolver)	—	—	—	20	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	311	—	—

Incipio, LLC	(309)	—	—	768	—	—
Incipio, LLC	197	—	—	196	—	—
Incipio, LLC	83	—	—	85	—	—
Incipio, LLC	35	—	—	15	—	—
Incipio, LLC	65	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	71	—	—	1,064	—	—

Luxury Optical Holdings Co.	—	—	—	263	—	—
Luxury Optical Holdings Co.	41	—	—	44	—	—
Luxury Optical Holdings Co. (Revolver)	—	—	—	12	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	41	—	—	319	—	—

Millennial Brands LLC (Preferred units)	n/a	n/a	n/a	—	—	—
Millennial Brands LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Mnine Holdings, Inc.	299	—	—	n/a	n/a	n/a
Mnine Holdings, Inc. (Common units)	—	—	—	n/a	n/a	n/a
	299	—	—	n/a	n/a	n/a

NECB Collections, LLC (Revolver)	77	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	77	—	—	—	—	—

SHI Holdings, Inc.	(2)	—	—	173	—	—
SHI Holdings, Inc. (Revolver)	(3)	—	—	223	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	(5)	—	—	396	—	—

Summit Container Corporation	154	—	—	172	—	—
Summit Container Corporation	—	—	—	—	—	—
Summit Container Corporation (Revolver)	217	—	—	304	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	371	—	—	476	—	—

Total non-controlled affiliate company investments	$2,849	$66	$—	$3,792	$—	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$2,050	$—	$—	$1,645	$—
	—	2,050	—	—	1,645	—
Total controlled affiliate company investments	$—	$2,050	$—	$—	$1,645	$—

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

Base management fees for the three and six months ended June 30, 2020 were $2,434 and $4,985, respectively. Base management fees for the three and six months ended June 30, 2019 were $2,723 and $5,244, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Part one incentive fees (1)	$2,527	$1,592	$3,883	$3,270
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	(2,527)	(424)	(3,883)	(502)
Incentive fees, excluding the impact of the incentive fee waiver	—	1,168	—	2,768
Incentive fee waiver (3)	—	(285)	—	(566)
Total incentive fees, net of incentive fee waiver	$—	$883	$—	$2,202

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2020, the Company incurred $850 and $1,634, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $314 and $652, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2019, the Company incurred $876 and $1,739, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $319 and $666, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2020 and December 31, 2019, $314 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both June 30, 2020 and December 31, 2019, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 187% and 183%, respectively.

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

On May 21, 2020, the Company amended and restated its revolving credit facility (the “Amended Credit Agreement”) with ING Capital LLC, as agent. The amendment provided certain relief during a temporary COVID-19 relief period of up to 9 months, including expanded borrowing base capacity, flexibility within the asset coverage ratio definition to utilize an expanded base of assets to determine compliance and flexibility to utilize SEC COVID-19 relief for the calculation thereof. Additionally, the Amended Credit Agreement provided for certain permanent amendments, including elimination of the liquidity covenant, reduction of the net worth requirement from $125,000 to $110,000, and lowering the minimum consolidated total net assets from at least equal to $175,000 plus 65% of the net proceeds from sales of the Company’s equity securities to at least equal to $150,000 plus 65% of the net proceeds from sales of the Company’s equity securities. The Amended Credit Agreement also set out certain temporary restrictions, including limiting additional indebtedness and additional investments, setting additional parameters which may cap the total amount of cash dividends payable during the temporary COVID-19 relief period and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. As conditions of the Amended Credit Agreement, the Company agreed to certain pricing considerations, including an increase in the interest rate margins (a) for LIBOR loans (which may be one-, three- or six-month, at the Company’s option), from 2.375% to 2.625% and (b) for alternate base rate loans, from 1.375% to 1.625%. The other significant terms of the credit facility remained unchanged. The Company incurred expenses of $939 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which after the temporary COVID-19 relief period permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets at least equal to $150,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

The Company’s revolving credit facility also imposes certain conditions that may limit the amount of the Company’s distributions to stockholders. Distributions payable in the Company’s common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock through the end of the COVID-19 relief period are limited to $9,000 or such higher amount needed to comply with RIC tests. After the end of the COVID 19 relief period, distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain the Company’s status as a RIC.

As of June 30, 2020, the Company had U.S. dollar borrowings of $126,050 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($19,966 in U.S. dollars) under the revolving credit facility. As of December 31, 2019, the Company had U.S. dollar borrowings of $158,950 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($21,344 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $30 and $1,378 for the three and six months ended June 30, 2020, and $502 and $86 for the three and six months ended June 30, 2019, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of June 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.1% and 4.0%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of June 30, 2020, MRCC SBIC had $13,393 in cash and $141,485 in investments at fair value. As of December 31, 2019, MRCC SBIC had $27,409 in cash and $133,982 in investments at fair value.

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

As of both June 30, 2020 and December 31, 2019, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended June 30,
	2020	2019
Interest expense - revolving credit facility	$1,488	$2,092
Interest expense - 2023 Notes	1,567	1,566
Interest expense - SBA debentures	980	981
Amortization of deferred financing costs	520	468
Total interest and other debt financing expenses	$4,555	$5,107
Average outstanding balance	$402,279	$390,293
Average stated interest rate	4.0%	4.7%

	Six months ended June 30,
	2020	2019
Interest expense - revolving credit facility	$3,286	$3,987
Interest expense - 2023 Notes	3,134	2,622
Interest expense - SBA debentures	1,961	1,951
Amortization of deferred financing costs	1,004	901
Total interest and other debt financing expenses	$9,385	$9,461
Average outstanding balance	$401,366	$364,659
Average stated interest rate	4.2%	4.7%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2020 and December 31, 2019, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£88	7/3/2020	$—	$(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	10	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£88	10/2/2020	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	10	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	1	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£87	1/4/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£84	4/2/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£83	7/2/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£83	10/4/2021	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£82	1/3/2022	—	(1)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£79	4/4/2022	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	£29	5/6/2022	—	—	Unrealized gain on foreign currency forward contracts
Total	£1,216		$22	$(7)

	As of December 31, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£104	1/2/2020	$—	$(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	3/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	6/1/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Total	£1,337		$—	$(59)

For the three and six months ended June 30, 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($24) and $74, respectively. For the three and six months ended June 30, 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of $22 and $18, respectively.

For the three and six months ended June 30, 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $72 and $7, respectively. For the three and six months ended June 30, 2019, the Company recognized net realized gain (loss) on foreign currency forward contracts of $2 and ($6), respectively.

Note 9. Distributions

 The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
May 8, 2020	June 15, 2020	June 30, 2020	0.25	5,257	—	—	40,612	283
Total distributions declared			$0.60	$12,412	—	$—	96,550	$657

Six months ended June 30, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
Total distributions declared			$0.70	$14,312	—	$—	58,300	$705

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into its current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the six months ended June 30, 2020, the Company sold 825,460 shares at an average price of $7.81 per share for gross proceeds of $6,450 under the ATM program. Aggregate underwriter’s discounts and commissions were $97 and offering costs were $86, resulting in net proceeds of approximately $6,267. There were no stock issuances during the six months ended June 30, 2019.

Note 11. Commitments and Contingencies

Commitments: As of June 30, 2020 and December 31, 2019, the Company had $39,378 and $44,208, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of both June 30, 2020 and December 31, 2019 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of June 30, 2020.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Per share data:
Net asset value at beginning of period	$12.20	$12.66
Net investment income (1)	0.95	0.69
Net gain (loss) (1)	(2.05)	(0.13)
Net increase (decrease) in net assets resulting from operations (1)	(1.10)	0.56
Stockholder distributions - income (2)	(0.60)	(0.70)
Effect of share issuances below NAV (3)	(0.13)	—
Net asset value at end of period	$10.37	$12.52
Net assets at end of period	$220,596	$255,888
Shares outstanding at end of period	21,270,024	20,444,564
Per share market value at end of period	$6.95	$11.54
Total return based on market value (4)	(30.23)%	27.26%
Total return based on average net asset value (5)	(10.05)%	4.43%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	17.35%	11.93%
Ratio of total expenses, net of incentive fee waiver, to average net assets (6) (7)	14.50%	13.77%
Portfolio turnover (8)	13.80%	9.06%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2020 and 2019, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the six months ended June 30, 2020 and 2019. These ratios have been annualized unless otherwise noted.

	June 30, 2020	June 30, 2019
Ratio of interest and other debt financing expenses to average net assets	8.38%	7.40%
Ratio of total expenses (without incentive fees) to average net assets	14.50%	12.92%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (8) (9)	0.00%	0.85%

(8)	Ratios are not annualized.
(9)	The ratio of waived incentive fees to average net assets was zero and 0.22% for the six months ended June 30, 2020 and 2019, respectively.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2020, our portfolio included approximately 79.9% senior secured debt, 9.6% unitranche secured debt, 2.2% junior secured debt and 8.3% equity securities, compared to December 31, 2019, when our portfolio included approximately 77.1% senior secured debt, 12.4% unitranche secured debt, 2.2% junior secured debt and 8.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended June 30, 2020, we did not invest in any new portfolio companies. During the three months ended June 30, 2020, we invested $10.3 million in 13 existing portfolio companies and had $42.3 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $32.0 million for the period.

During the six months ended June 30, 2020, we invested $41.3 million in six new portfolio companies and $40.1 million in 37 existing portfolio companies and had $95.1 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $13.7 million for the period.

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

The following table shows portfolio yield by security type:

	June 30, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.0%	8.0%	8.9%	8.9%
Unitranche secured loans	6.1	6.4	9.3	9.8
Junior secured loans	9.4	9.4	9.1	9.1
Preferred equity securities	1.5	1.5	0.5	0.5
Total	7.7%	7.7%	8.8%	8.9%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.9% for junior secured loans and 7.5% in total as of June 30, 2020. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.6% in total as of December 31, 2019.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.9% for junior secured loans and 7.6% in total as of June 30, 2020. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.7% in total as of December 31, 2019. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	June 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$449,815	79.9%	$475,157	77.1%
Unitranche secured loans	54,015	9.6	76,247	12.4
Junior secured loans	12,376	2.2	13,676	2.2
LLC equity interest in SLF	35,555	6.3	42,412	6.9
Equity securities	11,535	2.0	8,739	1.4
Total	$563,296	100.0%	$616,231	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR and moving additional investments to non-accrual status during the six months ended June 30, 2020.

The following table shows our portfolio composition by industry (in thousands):

	June 30, 2020		December 31, 2019
Fair Value:
Automotive	$8,159	1.4%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	74,950	13.3	76,351	12.4
Beverage, Food & Tobacco	20,271	3.6	15,634	2.5
Capital Equipment	15,570	2.8	—	—
Chemicals, Plastics & Rubber	27,092	4.8	29,509	4.8
Construction & Building	18,701	3.3	30,887	5.0
Consumer Goods: Durable	22,885	4.1	21,237	3.4
Consumer Goods: Non-Durable	13,521	2.4	20,365	3.3
Containers, Packaging & Glass	5,890	1.1	8,377	1.4
Energy: Oil & Gas	4,270	0.8	4,306	0.7
Environmental Industries	11,948	2.1	12,001	1.9
Healthcare & Pharmaceuticals	37,968	6.7	62,727	10.2
High Tech Industries	91,393	16.2	90,385	14.7
Investment Funds & Vehicles	35,555	6.3	42,412	6.9
Media: Advertising, Printing & Publishing	28,784	5.1	26,333	4.3
Media: Broadcasting & Subscription	1,945	0.3	1,491	0.2
Media: Diversified & Production	6,953	1.2	10,652	1.7
Retail	16,173	2.9	16,998	2.8
Services: Business	98,511	17.5	108,704	17.6
Services: Consumer	13,247	2.4	22,051	3.6
Wholesale	9,510	1.7	8,024	1.3
Total	$563,296	100.0%	$616,231	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	465,505	82.6
3	76,752	13.6
4	20,861	3.7
5	178	0.1
Total	$563,296	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

As of June 30, 2020, we had ten borrowers with loans or preferred equity securities on non-accrual status (Bluestem Brands, Inc., California Pizza Kitchen, Inc., Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) last out term loan and third lien tranches, Luxury Optical Holdings Co. (“LOH”), Parterre Flooring & Surface Systems, LLC, SHI Holdings, Inc., The Worth Collection, Ltd. (“Worth”) and Valudor Products, LLC preferred equity), and these investments totaled $26.7 million in fair value, or 4.7% of our total investments at fair value. As of December 31, 2019, we had six borrowers with loans or preferred equity securities on non-accrual status (Curion, ECA, Incipio third lien tranches, LOH, Rockdale Blackhawk, LLC pre-petition debt, (“Rockdale”), and Worth), and these investments totaled $34.1 million in fair value, or 5.5% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30,
	2020	2019
Total investment income	$20,642	$16,719
Total expenses, net of incentive fee waiver	7,879	9,629
Net investment income before income taxes	12,763	7,090
Income taxes, including excise taxes	127	17
Net investment income	12,636	7,073
Net realized gain (loss) on investments	2,461	35
Net realized gain (loss) on foreign currency forward contracts	22	2
Net realized gain (loss) on foreign currency and other transactions	(1)	(1)
Net realized gain (loss)	2,482	36
Net change in unrealized gain (loss) on investments	(892)	(3,691)
Net change in unrealized gain (loss) on foreign currency forward contracts	(24)	72
Net change in unrealized gain (loss) on foreign currency and other transactions	32	502
Net change in unrealized gain (loss)	(884)	(3,117)
Net increase (decrease) in net assets resulting from operations	$14,234	$3,992

	Six months ended June 30,
	2020	2019
Total investment income	$35,644	$32,878
Total expenses, net of incentive fee waiver	16,079	18,721
Net investment income before income taxes	19,565	14,157
Income taxes, including excise taxes	147	10
Net investment income	19,418	14,147
Net realized gain (loss) on investments	2,555	35
Net realized gain (loss) on foreign currency forward contracts	18	(6)
Net realized gain (loss) on foreign currency and other transactions	(16)	(2)
Net realized gain (loss)	2,557	27
Net change in unrealized gain (loss) on investments	(46,041)	(2,834)
Net change in unrealized gain (loss) on foreign currency forward contracts	74	7
Net change in unrealized gain (loss) on foreign currency and other transactions	1,376	86
Net change in unrealized gain (loss)	(44,591)	(2,741)
Net increase (decrease) in net assets resulting from operations	$(22,616)	$11,433

In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. Our share of the net proceeds from the award exceeded the contractual obligations due to us as a result of our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, we received $33.1 million as an initial payment of proceeds from the legal proceedings from the Estate, of which $19.5 million was recorded as a reduction in the cost basis of our investment in Rockdale, $3.9 million was recorded as the collection of previously accrued interest, $7.4 million was recorded as investment income for previously unaccrued interest and fees and $2.3 million was recorded as realized gains. Additionally, as an offset, we recorded net change in unrealized (loss) of ($8.2) million primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with our investment in Rockdale was $1.5 million during the three months ended June 30, 2020. As of June 30, 2020, we have a remaining investment in Rockdale associated with residual proceeds currently expected from the Estate of $1.8 million.

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Interest income	$13,531	$14,026
PIK interest income	2,464	1,261
Dividend income (1)	849	888
Fee income	2,823	60
Prepayment gain (loss)	639	91
Accretion of discounts and amortization of premium	336	393
Total investment income	$20,642	$16,719

	Six months ended June 30,
	2020	2019
Interest income	$25,510	$27,240
PIK interest income	3,540	2,315
Dividend income (2)	2,040	1,671
Fee income	3,021	629
Prepayment gain (loss)	853	204
Accretion of discounts and amortization of premium	680	819
Total investment income	$35,644	$32,878

(1)	Includes PIK dividends of ($51) thousand and $13 thousand, respectively.
(2)	Includes PIK dividends of ($10) thousand and $26 thousand, respectively.

The increase in investment income of $3.9 million and $2.8 million during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively, is primarily the result of the inclusion of $7.4 million of previously unrecorded interest and fee income associated with our investment in Rockdale, partially offset by declines in the effective rate on the portfolio driven by decreases in LIBOR and the placement of additional investments on non-accrual status.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Interest and other debt financing expenses	$4,555	$5,107
Base management fees	2,434	2,723
Incentive fees, net of incentive fee waiver (1)	—	883
Professional fees	322	272
Administrative service fees	314	319
General and administrative expenses	214	285
Directors’ fees	40	40
Total expenses, net of incentive fee waiver	$7,879	$9,629

	Six months ended June 30,
	2020	2019
Interest and other debt financing expenses	$9,385	$9,461
Base management fees	4,985	5,244
Incentive fees, net of incentive fee waiver (1)	—	2,202
Professional fees	537	561
Administrative service fees	652	666
General and administrative expenses	445	512
Directors’ fees	75	75
Total expenses, net of incentive fee waiver	$16,079	$18,721

(1)	During the three and six months ended June 30, 2020, no incentive fees were waived as incentive fees were fully limited by $2.5 million and $3.9 million, respectively, due to the Incentive Fee Limitation. During the three and six months ended June 30, 2019, MC Advisors waived part one incentive fees (based on net investment income) of $285 thousand and $566 thousand, respectively. During the three and six months ended June 30, 2019, incentive fees were limited by $424 thousand and $502 thousand, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended June 30,
	2020	2019
Interest expense – revolving credit facility	$1,488	$2,092
Interest expense – 2023 Notes	1,567	1,566
Interest expense – SBA debentures	980	981
Amortization of deferred financing costs	520	468
Total interest and other debt financing expenses	$4,555	$5,107
Average debt outstanding	$402,279	$390,293
Average stated interest rate	4.0%	4.7%

	Six months ended June 30,
	2020	2019
Interest expense – revolving credit facility	$3,286	$3,987
Interest expense – 2023 Notes	3,134	2,622
Interest expense – SBA debentures	1,961	1,951
Amortization of deferred financing costs	1,004	901
Total interest and other debt financing expenses	$9,385	$9,461
Average outstanding balance	$401,366	$364,659
Average stated interest rate	4.2%	4.7%

The decrease in expenses of $1.7 million and $2.6 million during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily the result of a decrease in incentive fees due to the Incentive Fee Limitation and a decrease in interest expense primarily as a result of a reduction in LIBOR.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2020, we recorded a net expense on the consolidated statements of operations of $125 thousand and $145 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2019, we recorded a net expense on the consolidated statements of operations of $17 thousand and $10 thousand, respectively, for U.S. federal excise taxes.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2020, we recorded a net tax expense of $2 thousand on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2019, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended June 30, 2020 and 2019, we had sales of investments of $0.2 million and $0.7 million, respectively, resulting in $2.5 million and $35 thousand of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2020 and 2019, we had sales of investments of $13.3 million and $0.7 million, respectively, resulting in $2.6 million and $35 thousand of net realized gain (loss) on investments, respectively. During the three and six months ended June 30, 2020, $2.3 million of the net realized gain was attributable to our investment in Rockdale.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2020 and 2019, we had $22 thousand and $2 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. For the six months ended June 30, 2020 and 2019, we recognized net realized gain (loss) on foreign currency forward contracts of $18 thousand and ($6) thousand, respectively. During the three months ended June 30, 2020 and 2019, we had ($1) thousand and ($1) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2020 and 2019, we had ($16) thousand and ($2) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

During the six months ended June 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. Loan valuations have been negatively impacted by broad market movements and spread widening in the loan market since December 31, 2019 as market participants have expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. While we have seen spreads begin to tighten since March 31, 2020, spreads, and therefore valuations, have not yet returned to the pre-COVID-19 levels.

For the three months ended June 30, 2020 and 2019, our investments had ($0.9) million and ($3.7) million of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2020 and 2019, our foreign currency forward contracts had ($24) thousand and $72 thousand of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2020 and 2019, our foreign currency borrowings had $32 thousand and $0.5 million of net change in unrealized gain (loss), respectively.

We estimate that during the three months ended June 30, 2020, we recorded net unrealized gains of $9.6 million attributable to broad market movements and tightening of credit spreads, of which $4.2 million was attributable to our investment in the SLF. These increases in value were offset by ($2.3) million in unrealized losses attributable to specific credit or fundamental performance of certain underlying portfolio companies, a significant portion of which is a result of the impact of the COVID-19 pandemic on individual credit performance, and ($8.2) million of net change in unrealized (loss) as a result of the reversal of previously recorded unrealized gains associated with the collection of proceeds from Rockdale.

For the six months ended June 30, 2020 and 2019, our investments had ($46.0) million and ($2.8) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2020 and 2019, our foreign currency forward contracts had $74 thousand and $7 thousand of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2020 and 2019, our foreign currency borrowings had $1.4 million and $0.1 million of net change in unrealized gain (loss), respectively.

We estimate that during the six months ended June 30, 2020, we recorded net unrealized losses of ($15.9) million attributable to broad market movements and widening of credit spreads, of which ($6.9) million was attributable to our investment in the SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of our portfolio. Additionally, we estimate approximately ($21.9) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. We also recorded ($8.2) million of net change in unrealized (loss) as a result of the reversal of previously recorded unrealized gains associated with the collection of proceeds from Rockdale. The fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $14.2 million and $4.0 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.69 and $0.20, respectively. The $10.2 million increase during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, is primarily the result of an increase in net investment income primarily the result of the receipt of previously accrued fees and interest income from Rockdale, and a decrease in net mark-to-market losses on investments in the portfolio.

For the six months ended June 30, 2020 and 2019, the net increase (decrease) in net assets from operations was ($22.6) million and $11.4 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($1.10) and $0.56, respectively. The ($34.0) million decrease during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income.

Liquidity and Capital Resources

As of June 30, 2020, we had $7.4 million in cash, $13.4 million in cash at MRCC SBIC, $146.0 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $109.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 187% and 183%, respectively.

Cash Flows

For the six months ended June 30, 2020 and 2019, we experienced a net increase (decrease) in cash and restricted cash of ($8.8) million and $9.1 million, respectively. For the six months ended June 30, 2020, operating activities provided $31.2 million, primarily as a result of principal repayments on portfolio investments, partially offset by purchases of portfolio investments. For the six months ended June 30, 2019, operating activities used $65.8 million, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments. During the six months ended June 30, 2020, we used $40.0 million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by proceeds from shares issued under the at-the-market (“ATM”) securities offering program. During the six months ended June 30, 2019, we generated $75.0 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below NAV per share for a period of one year, subject to certain limitations. On June 17, 2020, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of June 30, 2020 and December 31, 2019, we had 21,270,024 and 20,444,564, respectively, shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into our current ATM securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the six months ended June 30, 2020, we sold 825,460 shares at an average price of $7.81 per share for gross proceeds of $6.5 million under the ATM program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.3 million. There were no stock issuances during the six months ended June 30, 2019.

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

On May 21, 2020, we amended and restated our revolving credit facility (the “Amended Credit Agreement”) with ING Capital LLC, as agent. The amendment provided certain relief during a temporary COVID-19 relief period of up to nine months, including expanded borrowing base capacity, flexibility within the asset coverage ratio definition to utilize an expanded base of assets to determine compliance and flexibility to utilize SEC COVID-19 relief for the calculation thereof. Additionally, the Amended Credit Agreement provided for certain permanent amendments, including elimination of the liquidity covenant, reduction of the net worth requirement from $125.0 million to $110.0 million, and lowering the minimum consolidated total net assets from at least equal to $175.0 million plus 65% of the net proceeds from sales of our equity securities to at least equal to $150.0 million plus 65% of the net proceeds from sales of our equity securities. The Amended Credit Agreement also set out certain temporary restrictions, including limiting additional indebtedness and additional investments, setting additional parameters which may cap the total amount of cash dividends payable during the temporary COVID-19 relief period and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. As conditions of the Amended Credit Agreement, we agreed to certain pricing considerations, including an increase in the interest rate margins (a) for LIBOR loans (which may be one-, three- or six-month, at our option), from 2.375% to 2.625%, and (b) for alternate base rate loans, from 1.375% to 1.625%. The other significant terms of the credit facility remained unchanged. We incurred expenses of $0.9 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which after the temporary COVID-19 relief period permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial and restrictive covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets at least equal to $150.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the DRIP are not limited by the revolving credit facility. Distributions in cash or property other than common stock through the end of the COVID-19 relief period are limited to $9.0 million or such higher amount needed to comply with RIC tests. After the end of the COVID-19 relief period, distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

As of June 30, 2020, we had U.S. dollar borrowings of $126.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($20.0 million in U.S. dollars) under the revolving credit facility. As of December 31, 2019, we had U.S. dollar borrowings of $159.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($21.3 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $30 thousand and $1.4 million for the three and six months ended June 30, 2020, and $0.5 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of June 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.1% and 4.0%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of June 30, 2020, MRCC SBIC had $13.4 million in cash and $141.5 million in investments at fair value. As of December 31, 2019, MRCC SBIC had $27.4 million in cash and $134.0 million in investments at fair value.

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

As of both June 30, 2020 and December 31, 2019, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2020, totaled $5.3 million ($0.25 per share) and $12.4 million ($0.60 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2019, totaled $7.1 million ($0.35 per share) and $14.3 million ($0.70 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2020 and 2019, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

MRCC Senior Loan Fund I, LLC

We co-invest with NLV in senior secured loans and equity securities through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and NLV. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both June 30, 2020 and December 31, 2019, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2020 and December 31, 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both June 30, 2020 and December 31, 2019, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both June 30, 2020 and December 31, 2019, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and six months ended June 30, 2020, we received $0.9 million and $2.1 million of dividend income from our LLC equity interest in SLF, respectively. For the three and six months ended June 30, 2019, we received $0.9 million and $1.7 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of June 30, 2020 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2020, SLF incurred $50 thousand and $0.1 million, respectively, of allocable expenses. For the three and six months ended June 30, 2019, SLF incurred $47 thousand and $93 thousand respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of June 30, 2020 and December 31, 2019, SLF had total assets at fair value of $224.4 million and $245.5 million, respectively. As of both June 30, 2020 and December 31, 2019, SLF had zero portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2020 and December 31, 2019, SLF had $3.0 million and $4.9 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Senior secured loans (1)	237,112	243,778
Weighted average current interest rate on senior secured loans (2)	6.0%	7.0%
Number of borrowers in SLF	61	64
Largest portfolio company investment (1)	7,121	6,860
Total of five largest portfolio company investments (1)	29,311	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (d)	L+5.25%	6.25%	11/5/2025	2,786	$2,662
Bromford Industries Limited (d)	L+5.25%	6.25%	11/5/2025	1,857	1,775
IMIA Holdings, Inc.	L+4.50%	5.50%	10/28/2024	4,197	4,184
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	5.50%	10/28/2024	680	—
Trident Maritime SH, Inc.	L+5.50%	6.50%	6/4/2024	4,424	4,357
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	6.50%	6/4/2024	340	—
				14,284	12,978
Automotive
Truck-Lite Co., LLC	L+6.25%	7.32%	12/14/2026	1,735	1,724
Truck-Lite Co., LLC (Delayed Draw) (c)	L+6.25%	7.32%	12/14/2026	256	—
Wheel Pros, LLC	L+4.75%	4.93%	4/4/2025	4,907	4,520
				6,898	6,244
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (d)	L+5.00%	5.31%	1/30/2026	4,925	4,548
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,676	4,538
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (c)	L+5.25%	6.25%	12/13/2024	264	101
Lightbox Intermediate, L.P.	L+5.00%	5.18%	5/11/2026	4,963	4,590
Minotaur Acquisition, Inc.	L+5.00%	5.18%	3/27/2026	2,963	2,753
Nuvei Technologies Corp. (d)	L+5.00%	6.00%	9/26/2025	4,657	4,622
				22,448	21,152
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	2.00% Cash/ 5.50% PIK	11/10/2022	2,588	2,152
CBC Restaurant Corp. (Delayed Draw) (c)	L+6.50%	2.00% Cash/ 5.50% PIK	11/10/2022	370	154
SW Ingredients Holdings, LLC	L+4.25%	5.25%	7/3/2025	3,675	3,638
				6,633	5,944
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,824	4,668
				4,824	4,668
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,235	1,194
				1,235	1,194
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.07%	7/11/2025	4,963	4,900
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,955	2,719
				7,918	7,619
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.43%	5/1/2024	1,781	1,024
				1,781	1,024
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.31%	9/26/2025	2,455	1,964
				2,455	1,964

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,333	$3,673
Polychem Acquisition, LLC	L+5.00%	6.08%	3/17/2025	2,963	2,963
Port Townsend Holdings Company, Inc.	L+4.75%	5.75%	4/3/2024	4,709	4,238
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,267	2,809
				15,272	13,683
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.43%	7/30/2025	4,586	4,208
Offen, Inc.	L+5.00%	6.07%	6/22/2026	2,424	2,154
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.07%	6/22/2026	885	—
				7,895	6,362
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	2,310	2,183
LSCS Holdings, Inc.	L+4.25%	5.32%	3/17/2025	596	564
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,978	2,970
Radiology Partners, Inc.	L+4.25%	5.29%	7/9/2025	4,760	4,447
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	5,487	5,542
Solara Medical Supplies, LLC	L+6.00%	7.45%	2/27/2024	1,063	1,073
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.22%	2/27/2024	714	577
				17,908	17,356
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,274	3,192
Corel, Inc. (d)	L+5.00%	5.36%	7/2/2026	3,950	3,743
LW Buyer, LLC	L+5.00%	5.18%	12/30/2024	4,950	4,802
TGG TS Acquisition Company	L+6.50%	6.68%	12/12/2025	4,028	3,816
				16,202	15,553
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,229	3,764
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,332	1,939
Tait, LLC	L+4.50%	4.68%	3/28/2025	4,188	3,744
Tait, LLC (Revolver)	P+3.50%	6.75%	3/28/2025	769	712
				11,518	10,159
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	6.25%	9/11/2023	4,895	4,785
Cadent, LLC (Revolver) (c)	L+5.25%	6.25%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.07%	5/21/2026	4,384	3,507
Monotype Imaging Holdings Corp.	L+5.50%	6.50%	10/9/2026	4,969	4,373
				14,415	12,665
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,825	6,338
Stats Intermediate Holding, LLC	L+5.25%	5.44%	7/10/2026	4,975	4,556
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,963	4,342
				16,763	15,236
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,963	4,466
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,013	1,862
CHA Holdings, Inc.	L+4.50%	5.57%	4/10/2025	424	392
Eliassen Group, LLC	L+4.50%	4.68%	11/5/2024	3,025	2,836
Engage2Excel, Inc.	L+8.00%	9.00%	3/7/2023	4,277	3,933
Engage2Excel, Inc.	L+8.00%	9.00%	3/7/2023	771	709
Engage2Excel, Inc. (Revolver) (c)	P+7.00%	10.25%	3/7/2023	545	343
GI Revelation Acquisition, LLC	L+5.00%	5.18%	4/16/2025	1,372	1,257
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,969	4,899

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

June 30, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value

Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,469	$2,419
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,906	1,868
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	557	546
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,890	3,553
SIRVA Worldwide, Inc.	L+5.50%	5.68%	8/4/2025	1,923	1,423
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,963	4,733
The Kleinfelder Group, Inc.	L+4.75%	5.75%	11/29/2024	2,463	2,396
				41,530	37,635
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.81%	12/18/2025	4,925	4,720
LegalZoom.com, Inc.	L+4.50%	4.68%	11/21/2024	2,708	2,654
				7,633	7,374
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,806	1,773
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,920	3,920
				5,726	5,693
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.18%	5/15/2026	3,279	2,627
				3,279	2,627
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,721	1,429
				1,721	1,429
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,875	4,564
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,900	4,075
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,990	1,791
				11,765	10,430
Total senior loan investments					$218,989

Equity Securities
Beverage, Food & Tobacco
CBC Restaurant Corp. (warrant to purchase up to 0.4% of the equity)	—	— (e)	6/30/2027	—	$—

Total equity securities					$—

TOTAL INVESTMENTS					$218,989

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of June 30, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	This is an international company.
(e)	Represents a non-income producing security.

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

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	$593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	$4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value	$218,989	$239,836
Cash	204	446
Restricted cash	4,539	4,226
Interest receivable	573	920
Other assets	45	41
Total assets	$224,350	$245,469
Liabilities
Revolving credit facility	$153,747	$147,232
Less: Unamortized deferred financing costs	(1,189)	(1,407)
Total debt, less unamortized deferred financing costs	152,558	145,825
Payable for open trades	—	13,940
Interest payable	340	533
Accounts payable and accrued expenses	342	346
Total liabilities	153,240	160,644
Members’ capital	71,110	84,825
Total liabilities and members’ capital	$224,350	$245,469

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Investment income:
Interest income	$4,011	$3,887	$8,264	$7,335
Total investment income	4,011	3,887	8,264	7,335
Expenses:
Interest and other debt financing expenses	1,488	1,771	3,102	3,369
Professional fees	164	164	348	340
Total expenses	1,652	1,935	3,450	3,709
Net investment income (loss)	2,359	1,952	4,814	3,626
Net gain (loss):
Net change in unrealized gain (loss)	7,901	21	(14,428)	533
Net gain (loss)	7,901	21	(14,428)	533
Net increase (decrease) in members’ capital	$10,260	$1,973	$(9,614)	$4,159

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our day-to-day operating and investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. On November 4, 2019, we amended the base management fee under the Investment Advisory Agreement, effective July 1, 2019. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2020 and December 31, 2019, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $39.4 million and $44.2 million, respectively. As of both June 30, 2020 and December 31, 2019, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Recent Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are actively monitoring the situation and continue to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

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

Our Board approved the fair value of our investment portfolio as of June 30, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

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

During the three and six months ended June 30, 2020 and 2019, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(67)	$(3)	$(64)
Up 100 basis points	967	956	11
Up 200 basis points	5,847	2,416	3,431
Up 300 basis points	11,007	3,876	7,131

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of June 30, 2020, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($20.0 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of June 30, 2020, we had foreign currency forward contracts in place for £1.2 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of June 30, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

Further, from an operational perspective, MC Advisors’ investment professionals are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

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

Our revolving credit facility, as amended, imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under our dividend reinvestment plan are not limited by the revolving credit facility. Through the temporary COVID-19 relief period, distributions in cash or property other than common stock are limited to $9,000, or such higher amount needed to comply with RIC tests. After the COVID-19 relief period, distributions in cash or property other than our common stock are generally limited to 115% of the amount of distributions required to maintain our ability to be subject to taxation as a RIC. We are required under the revolving credit facility to maintain our ability to be subject to taxation as a RIC.

The revolving credit facility requires us to comply with certain financial and operational covenants, including asset coverage ratios and a minimum net worth. For example, the revolving credit facility requires that we maintain an asset coverage ratio of at least 1.5 to 1 and a senior debt coverage ratio of at least 2 to 1 at all times. We may divert cash to pay the lenders in amounts sufficient to cause these tests to be satisfied. During the temporary COVID-19 relief period, we are also required to comply with certain temporary restrictions, including limiting additional indebtedness and additional investments, and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. Our compliance with these covenants depends on many factors, some of which, such as market conditions, are beyond our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.1	Amendment No. 3 and Limited Waiver to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 21, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on May 22, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2020	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: August 5, 2020	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

