Form 10-Q
period 2020-09-30
MONROE CAPITAL Corp
filed 2020-11-04
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 21,303,540 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$406,702	$513,959
Non-controlled affiliate company investments	78,041	59,860
Controlled affiliate company investments	37,524	42,412
Total investments, at fair value (amortized cost of: $576,340 and $634,736, respectively)	522,267	616,231
Cash	4,405	2,234
Restricted cash	19,073	27,409
Interest receivable	5,822	8,689
Other assets	1,159	495
Total assets	552,726	655,058

LIABILITIES
Debt:
Revolving credit facility	99,351	180,294
2023 Notes	109,000	109,000
SBA debentures payable	115,000	115,000
Total debt	323,351	404,294
Less: Unamortized deferred financing costs	(7,566)	(8,053)
Total debt, less unamortized deferred financing costs	315,785	396,241
Interest payable	1,691	2,763
Unrealized loss on foreign currency forward contracts	40	59
Management fees payable	2,414	2,751
Incentive fees payable	—	1,374
Accounts payable and accrued expenses	2,075	2,513
Directors' fees payable	38	—
Total liabilities	322,043	405,701
Net assets	$230,683	$249,357

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,304 and 20,445 shares issued and outstanding, respectively	$21	$20
Capital in excess of par value	295,344	288,850
Accumulated undistributed (overdistributed) earnings	(64,682)	(39,513)
Total net assets	$230,683	$249,357

Net asset value per share	$10.83	$12.20

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$9,992	$14,308	$36,800	$40,881
Payment-in-kind interest income	553	156	1,479	369
Dividend income	5	13	(71)	39
Fee income	26	57	3,047	686
Total investment income from non-controlled/non-affiliate company investments	10,576	14,534	41,255	41,975
Non-controlled affiliate company investments:
Interest income	659	231	894	1,921
Payment-in-kind interest income	1,010	1,465	3,624	3,567
Dividend income	40	—	106	—
Total investment income from non-controlled affiliate company investments	1,709	1,696	4,624	5,488
Controlled affiliate company investments:
Dividend income	1,100	1,100	3,150	2,745
Total investment income from controlled affiliate company investments	1,100	1,100	3,150	2,745
Total investment income	13,385	17,330	49,029	50,208

Operating expenses:
Interest and other debt financing expenses	4,358	5,549	13,743	15,010
Base management fees	2,414	2,785	7,399	8,029
Incentive fees	—	1,469	—	4,237
Professional fees	201	262	738	823
Administrative service fees	321	322	973	988
General and administrative expenses	284	281	729	793
Directors' fees	38	40	113	115
Expenses before incentive fee waiver	7,616	10,708	23,695	29,995
Incentive fee waiver	—	(616)	—	(1,182)
Total expenses, net of incentive fee waiver	7,616	10,092	23,695	28,813
Net investment income before income taxes	5,769	7,238	25,334	21,395
Income taxes, including excise taxes	125	—	272	10
Net investment income	5,644	7,238	25,062	21,385

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(10)	11	2,545	46
Foreign currency forward contracts	(15)	16	3	10
Foreign currency and other transactions	3	(1)	(13)	(3)
Net realized gain (loss)	(22)	26	2,535	53

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	3,048	(1,568)	(22,527)	(2,029)
Non-controlled affiliate company investments	5,456	(2,355)	(8,153)	(5,163)
Controlled affiliate company investments	1,969	(350)	(4,888)	85
Foreign currency forward contracts	(55)	60	19	67
Foreign currency and other transactions	(855)	602	521	688
Net change in unrealized gain (loss)	9,563	(3,611)	(35,028)	(6,352)

Net gain (loss)	9,541	(3,585)	(32,493)	(6,299)

Net increase (decrease) in net assets resulting from operations	$15,185	$3,653	$(7,431)	$15,086

Per common share data:
Net investment income per share - basic and diluted	$0.26	$0.35	$1.21	$1.05
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.71	$0.17	$(0.36)	$0.73
Weighted average common shares outstanding - basic and diluted	21,303	20,445	20,797	20,445

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at June 30, 2019	20,445	$20	$288,911	$(33,043)	$255,888
Net investment income	—	—	—	7,238	7,238
Net realized gain (loss)	—	—	—	26	26
Net change in unrealized gain (loss)	—	—	—	(3,611)	(3,611)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(7,156)	(7,156)
Balances at September 30, 2019	20,445	$20	$288,911	$(36,546)	$252,385

Balances at June 30, 2020	21,270	$21	$295,116	$(74,541)	$220,596
Net investment income	—	—	—	5,644	5,644
Net realized gain (loss)	—	—	—	(22)	(22)
Net change in unrealized gain (loss)	—	—	—	9,563	9,563
Issuance of common stock, net of offering and underwriting costs	34	—	228	—	228
Distributions to stockholders	—	—	—	(5,326)	(5,326)
Balances at September 30, 2020	21,304	$21	$295,344	$(64,682)	$230,683

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	21,385	21,385
Net realized gain (loss)	—	—	—	53	53
Net change in unrealized gain (loss)	—	—	—	(6,352)	(6,352)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(21,468)	(21,468)
Balances at September 30, 2019	20,445	$20	$288,911	$(36,546)	$252,385

Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357
Net investment income	—	—	—	25,062	25,062
Net realized gain (loss)	—	—	—	2,535	2,535
Net change in unrealized gain (loss)	—	—	—	(35,028)	(35,028)
Issuance of common stock, net of offering and underwriting costs	859	1	6,494	—	6,495
Distributions to stockholders	—	—	—	(17,738)	(17,738)
Balances at September 30, 2020	21,304	$21	$295,344	$(64,682)	$230,683

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(7,431)	$15,086
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(2,545)	(46)
Net realized (gain) loss on foreign currency forward contracts	(3)	(10)
Net realized (gain) loss on foreign currency and other transactions	13	3
Net change in unrealized (gain) loss on investments	35,568	7,107
Net change in unrealized (gain) loss on foreign currency forward contracts	(19)	(67)
Net change in unrealized (gain) loss on foreign currency and other transactions	(521)	(688)
Payment-in-kind interest income	(5,103)	(3,936)
Net accretion of discounts and amortization of premiums	(960)	(1,180)
Purchases of investments	(96,451)	(188,363)
Proceeds from principal payments, sales of investments and settlement of forward contracts	163,458	82,599
Amortization of deferred financing costs	1,586	1,374
Changes in operating assets and liabilities:
Interest receivable	2,867	(2,940)
Other assets	(664)	116
Interest payable	(1,072)	(763)
Management fees payable	(337)	467
Incentive fees payable	(1,374)	853
Accounts payable and accrued expenses	(438)	384
Directors' fees payable	38	40
Net cash provided by (used in) operating activities	86,612	(89,964)

Cash flows from financing activities:
Borrowings on revolving credit facility	56,700	309,250
Repayments of revolving credit facility	(137,100)	(227,950)
Proceeds from 2023 Notes	—	40,000
Payments of deferred financing costs	(1,099)	(3,616)
Proceeds from shares sold, net of offering and underwriting costs	6,495	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(17,738)	(21,468)
Net cash provided by (used in) financing activities	(92,742)	96,216

Net increase (decrease) in Cash and Restricted Cash	(6,130)	6,252
Effect of foreign currency exchange rates	(35)	(3)
Cash and Restricted Cash, beginning of period	29,643	17,726
Cash and Restricted Cash, end of period	$23,478	$23,975

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$13,171	$14,343
Cash paid (refund received) for excise taxes during the period	$85	$(13)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2020	December 31, 2019
Cash	$4,405	$2,234
Restricted cash	19,073	27,409
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$23,478	$29,643

	September 30, 2019	December 31, 2018
Cash	$3,199	$3,744
Restricted cash	20,776	13,982
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$23,975	$17,726

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+10.25%	9.25% Cash/ 2.00% PIK		4/24/2018	4/24/2023	2,853	$2,819	$2,743	1.2%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		12/18/2018	12/18/2023	4,912	4,852	4,913	2.1%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		7/6/2020	12/18/2023	1,933	1,896	1,940	0.9%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+6.05%	7.10%		12/18/2018	12/18/2023	500	—	—	0.0%
						10,198	9,567	9,596	4.2%
Banking, Finance, Insurance & Real Estate
777 SPV I, LLC (Delayed Draw) (g) (h)	L+8.50%	10.25%		4/15/2019	4/14/2023	4,844	4,803	4,850	2.1%
Echelon Funding I, LLC (g)	L+10.25%	10.75%		12/31/2019	1/11/2021	1,113	1,113	1,116	0.5%
Echelon Funding I, LLC (Delayed Draw) (f) (g) (h)	L+10.25%	10.75%		2/24/2017	1/11/2021	14,175	1,690	1,695	0.8%
HFZ Capital Group, LLC (g)	L+12.50%	14.00%		10/20/2017	11/25/2020	18,000	18,000	17,705	7.7%
HFZ Member RB Portfolio, LLC (g)	L+12.00%	13.00%		10/30/2018	10/29/2021	9,780	9,771	9,710	4.2%
Kudu Investment Holdings, LLC (g)	L+5.75%	6.75%		12/23/2019	12/23/2025	5,500	5,413	5,555	2.4%
Kudu Investment Holdings, LLC (Delayed Draw) (f) (g) (h)	L+5.75%	6.75%		12/23/2019	12/23/2025	3,667	1,640	1,657	0.7%
Kudu Investment Holdings, LLC (Revolver) (f) (g)	L+5.75%	6.75%		12/23/2019	12/23/2025	482	—	—	0.0%
Liftforward SPV II, LLC (g)	L+10.75%	11.25%		11/10/2016	11/10/2020	2,192	2,192	2,044	0.9%
TCP-NG (U.S.), LLC (g)	L+10.25%	8.75% Cash/ 3.00% PIK		8/23/2019	8/22/2024	2,170	2,141	2,164	0.9%
						61,923	46,763	46,496	20.2%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+6.00%	7.00	%(i)	8/19/2016	8/23/2022	6,755	6,729	2,060	0.9%
LX/JT Intermediate Holdings, Inc. (j)	L+6.00%	7.50%		3/11/2020	3/11/2025	9,821	9,643	9,650	4.2%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%		3/11/2020	3/11/2025	833	—	—	0.0%
Toojay's Management, LLC (ac)	n/a	n/a	(i)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay's Management, LLC (ac)	n/a	n/a	(i)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay's Management, LLC (Revolver) (ac)	n/a	n/a	(i)	10/26/2018	10/26/2022	66	66	—	0.0%
						19,122	18,044	11,710	5.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (j)	L+6.50%	7.50%		2/28/2020	11/28/2025	9,949	9,770	9,735	4.2%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	L+6.50%	7.50%		2/28/2020	11/28/2025	1,784	—	—	0.0%
						11,733	9,770	9,735	4.2%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (j)	L+6.75%	7.75%		12/2/2019	8/31/2023	14,925	14,684	14,743	6.4%
Midwest Composite Technologies, LLC	L+6.75%	7.75%		8/31/2018	8/31/2023	887	875	876	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (h)	L+6.75%	7.75%		8/31/2018	8/31/2023	509	179	177	0.1%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.75%	7.75%		8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products, LLC	L+7.50%	7.00% Cash/ 1.50% PIK		6/18/2018	6/19/2023	1,553	1,534	1,678	0.7%
Valudor Products, LLC (k)	L+7.50%	7.00% Cash/ 1.50% PIK		6/18/2018	6/19/2023	211	207	—	0.0%
Valudor Products, LLC (Revolver) (f)	L+9.50%	10.50%		6/18/2018	6/19/2023	818	483	459	0.2%
						18,993	17,962	17,933	7.8%
Construction & Building
Cali Bamboo, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022	7,876	7,875	7,876	3.4%
Cali Bamboo, LLC (Revolver) (f)	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022	2,165	—	—	0.0%
Dude Solutions Holdings, Inc.	L+7.50%	8.50%		6/14/2019	6/13/2025	9,987	9,796	9,958	4.3%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.50%	8.50%		6/14/2019	6/13/2025	1,304	348	347	0.2%
						21,332	18,019	18,181	7.9%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC	L+8.00%	9.50%		2/24/2020	2/14/2025	3,867	3,797	3,764	1.6%
Nova Wildcat Amerock, LLC	L+5.75%	6.75%		10/12/2018	10/12/2023	9,032	8,911	9,021	3.9%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+5.75%	6.75%		10/12/2018	10/12/2023	931	—	—	0.0%
Parterre Flooring & Surface Systems, LLC (j)	L+9.00%	10.00	%(i)	8/22/2017	8/22/2022	7,920	7,837	5,188	2.3%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+9.00%	10.00	%(i)	8/22/2017	8/22/2022	696	696	456	0.2%
						22,446	21,241	18,429	8.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Consumer Goods: Non-Durable
Quirch Foods Holdings, LLC	L+5.75%	5.90%	2/14/2019	12/19/2025		1,965	$1,949	$1,936	0.8%
						1,965	1,949	1,936	0.8%
Environmental Industries
StormTrap, LLC	L+5.50%	6.50%	12/10/2018	12/8/2023		7,860	7,764	7,794	3.4%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%	12/10/2018	12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (j)	L+6.00%	6.50%	4/29/2016	9/30/2021		2,893	2,879	2,868	1.2%
Synergy Environmental Corporation (j)	L+6.00%	6.50%	4/29/2016	9/30/2021		484	482	480	0.2%
Synergy Environmental Corporation	L+6.00%	6.50%	4/29/2016	9/30/2021		827	827	820	0.4%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	6.50%	4/29/2016	9/30/2021		671	270	267	0.1%
						13,167	12,222	12,229	5.3%
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (l)	L+6.50%	7.50%	9/13/2017	9/13/2022		2,186	2,166	2,186	0.9%
American Optics Holdco, Inc. (g) (l)	L+6.50%	7.50%	9/13/2017	9/13/2022		1,637	1,620	1,637	0.7%
American Optics Holdco, Inc. (Revolver) (f) (g) (l)	L+6.50%	7.50%	9/13/2017	9/13/2022		220	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (g) (l)	L+6.50%	7.50%	9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		3,514	3,461	3,222	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		920	920	843	0.3%
Familia Dental Group Holdings, LLC (j)	L+10.75%	10.50% Cash/ 0.75% PIK	4/8/2016	4/8/2021		5,049	5,037	4,770	2.1%
Familia Dental Group Holdings, LLC	L+10.75%	10.50% Cash/ 0.75% PIK	4/8/2016	4/8/2021		486	486	459	0.2%
Familia Dental Group Holdings, LLC (Revolver) (f)	L+10.75%	10.50% Cash/ 0.75% PIK	4/8/2016	4/8/2021		805	713	674	0.3%
Rockdale Blackhawk, LLC	n/a	n/a (m)	3/31/2015	n/a	(n)	—	—	1,772	0.8%
						15,257	14,403	15,563	6.7%
High Tech Industries
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025		6,365	6,269	6,085	2.6%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%	2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (j)	L+5.00%	6.00%	6/30/2017	6/30/2022		11,993	11,920	11,953	5.2%

Newforma, Inc. (Revolver) (f)	L+5.00%	6.00%	6/30/2017	6/30/2022	1,250	—	—	0.0%
Planful, Inc.	L+6.00%	7.00%	12/28/2018	12/28/2023	9,500	9,366	9,381	4.1%
Planful, Inc. (Revolver) (f)	L+6.00%	7.00%	12/28/2018	12/28/2023	442	—	—	0.0%
RPL Bidco Limited (g) (l) (o)	L+7.50%	8.00%	11/9/2017	11/9/2023	13,694	13,911	13,655	5.9%
RPL Bidco Limited (g) (l) (o)	L+7.50%	8.00%	5/22/2018	11/9/2023	1,680	1,639	1,675	0.7%
RPL Bidco Limited (Revolver) (f) (g) (l) (o)	L+7.50%	8.00%	11/9/2017	11/9/2023	517	—	—	0.0%
					46,108	43,105	42,749	18.5%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC	L+8.50%	9.00%	12/22/2016	12/22/2021	3,146	3,127	3,108	1.4%
Destination Media, Inc. (j)	L+5.50%	6.50%	4/7/2017	4/7/2022	4,425	4,400	4,352	1.9%
Destination Media, Inc. (Revolver)	L+5.50%	6.50%	4/7/2017	4/7/2022	542	542	533	0.2%
Stratus Unlimited, LLC (fka MC Sign Lessor Corp.)	L+7.00%	8.00%	12/22/2017	8/30/2024	15,602	15,533	15,050	6.5%
Stratus Unlimited, LLC (fka MC Sign Lessor Corp.) (Revolver) (f)	L+7.00%	8.00%	12/22/2017	8/30/2024	3,490	1,396	1,347	0.6%
XanEdu Publishing, Inc.	L+6.50%	7.50%	1/28/2020	1/28/2025	1,890	1,857	1,881	0.8%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%	1/28/2020	1/28/2025	495	494	491	0.2%
					29,590	27,349	26,762	11.6%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,328	1,320	1,343	0.6%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	255	251	258	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	416	416	421	0.2%
Vice Group Holding, Inc. (Delayed Draw) (f) (h)	L+12.00%	13.50%	5/2/2019	11/2/2022	160	—	—	0.0%
					2,159	1,987	2,022	0.9%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	6.75%	1/4/2019	1/4/2024	1,965	1,938	1,916	0.9%
Attom Intermediate Holdco, LLC	L+7.50%	8.75%	6/25/2020	1/4/2024	479	470	493	0.2%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%	1/4/2019	1/4/2024	320	—	—	0.0%
Crownpeak Technology, Inc.	L+6.25%	7.25%	2/28/2019	2/28/2024	4,000	3,942	3,971	1.7%
Crownpeak Technology, Inc.	L+6.25%	7.25%	2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+6.25%	7.25%	2/28/2019	2/28/2024	167	—	—	0.0%
					6,991	6,410	6,440	2.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Retail
BLST Operating Company, LLC (fka Bluestem Brands, Inc.)	L+8.50%	1.00% Cash/ 9.00% PIK	(i)	8/28/2020	8/28/2025	1,259	$1,254	$567	0.2%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		1/14/2020	10/4/2021	1,308	1,308	1,284	0.6%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	10/4/2021	744	740	730	0.3%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	10/4/2021	7,459	7,421	6,683	2.9%
LuLu's Fashion Lounge, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		8/21/2017	8/29/2022	4,190	4,134	3,583	1.5%
The Worth Collection, Ltd. (j)	L+8.50%	9.00	%(i)	9/29/2016	9/29/2021	10,587	10,248	120	0.1%
						25,547	25,105	12,967	5.6%
Services: Business
Arcserve (USA), LLC	L+6.00%	7.00%		5/1/2019	5/1/2024	4,664	4,593	4,709	2.0%
Atlas Sign Industries of FLA, LLC (j)	L+11.50%	11.50% Cash/ 1.00% PIK		5/14/2018	5/15/2023	3,554	3,359	3,282	1.4%
Burroughs, Inc. (j)	L+7.50%	8.50%		12/22/2017	12/22/2022	5,726	5,681	5,726	2.5%
Burroughs, Inc. (Revolver) (f)	L+7.50%	8.50%		12/22/2017	12/22/2022	1,220	170	170	0.1%
Certify, Inc.	L+5.75%	6.75%		2/28/2019	2/28/2024	9,000	8,900	9,024	3.9%
Certify, Inc.	L+5.75%	6.75%		2/28/2019	2/28/2024	1,227	1,227	1,231	0.5%
Certify, Inc. (Revolver) (f)	L+5.75%	6.75%		2/28/2019	2/28/2024	409	—	—	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%		7/9/2019	7/9/2025	10,050	9,880	9,849	4.3%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%		7/9/2019	7/9/2025	817	—	—	0.0%
IT Global Holding, LLC	L+9.00%	10.00%		11/15/2018	11/10/2023	10,041	9,900	9,935	4.3%
IT Global Holding, LLC	L+9.00%	10.00%		7/19/2019	11/10/2023	3,743	3,681	3,704	1.6%
IT Global Holding, LLC (Revolver)	L+9.00%	10.00%		11/15/2018	11/10/2023	875	875	875	0.4%
Madison Logic, Inc. (j)	L+8.00%	8.50%		11/30/2016	11/30/2021	9,440	9,384	9,430	4.1%
Madison Logic, Inc. (Revolver) (f)	L+8.00%	8.50%		11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+7.25%	7.75% Cash/ 0.50% PIK		6/1/2018	6/5/2023	619	612	578	0.3%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%		6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp. (j)	L+6.00%	7.00%		2/15/2019	2/15/2024	3,447	3,399	3,427	1.5%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (h) (j)	L+6.00%	7.00%		2/15/2019	2/15/2024	2,478	1,749	1,738	0.8%
Security Services Acquisition Sub Corp. (Delayed Draw) (f) (h) (j)	L+6.00%	7.00%		2/15/2019	2/15/2024	2,181	1,061	1,055	0.5%
Security Services Acquisition Sub Corp. (Revolver)	L+6.00%	7.00%		2/15/2019	2/15/2024	1,563	1,563	1,553	0.7%
VPS Holdings, LLC	L+7.00%	8.00%		10/5/2018	10/4/2024	4,113	4,051	3,794	1.6%
VPS Holdings, LLC	L+7.00%	8.00%		10/5/2018	10/4/2024	3,355	3,355	3,096	1.3%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	8.00%		10/5/2018	10/4/2024	1,000	100	92	0.0%
						80,668	73,540	73,268	31.8%
Services: Consumer
Mammoth Holdings, LLC	L+6.00%	7.00%		10/16/2018	10/16/2023	1,965	1,939	1,954	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%		10/16/2018	10/16/2023	4,125	4,125	4,102	1.8%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%		10/16/2018	10/16/2023	500	—	—	0.0%
						6,590	6,064	6,056	2.6%
Wholesale
Nearly Natural, Inc. (j)	L+6.75%	7.75%		12/15/2017	12/15/2022	6,729	6,661	6,676	2.9%
Nearly Natural, Inc. (j)	L+6.75%	7.75%		9/22/2020	12/15/2022	1,739	1,705	1,725	0.7%
Nearly Natural, Inc. (j)	L+6.75%	7.75%		8/28/2019	12/15/2022	1,894	1,894	1,879	0.8%
Nearly Natural, Inc. (Revolver) (f)	L+6.75%	7.75%		12/15/2017	12/15/2022	2,397	—	—	0.0%
						12,759	10,260	10,280	4.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						406,548	363,760	342,352	148.4%

Unitranche Secured Loans (p)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (j)	L+6.00%	6.50%		6/23/2017	6/23/2022	9,232	9,176	8,599	3.7%
MFG Chemical, LLC	L+6.00%	6.50%		3/15/2018	6/23/2022	979	979	912	0.4%
						10,211	10,155	9,511	4.1%
Consumer Goods: Durable
RugsUSA, LLC	L+6.00%	7.00%		5/2/2018	4/28/2023	3,992	3,970	3,968	1.7%
						3,992	3,970	3,968	1.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (q)	L+6.50%	7.50%		7/18/2018	4/12/2022		10,015	$10,015	$9,915	4.3%
Priority Ambulance, LLC (r)	L+6.50%	7.50%		4/12/2017	4/12/2022		1,253	1,240	1,241	0.5%
Priority Ambulance, LLC (Delayed Draw) (f) (h)	L+6.50%	7.50%		12/13/2018	4/12/2022		2,466	676	670	0.3%
							13,734	11,931	11,826	5.1%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%		5/4/2017	5/4/2022		4,003	3,983	3,986	1.7%
Energy Services Group, LLC (g) (o)	L+8.42%	9.42%		5/4/2017	5/4/2022		4,659	4,757	4,659	2.0%
Energy Services Group, LLC	L+8.42%	9.42%		5/4/2017	5/4/2022		1,139	1,125	1,134	0.5%
WillowTree, LLC	L+5.50%	6.50%		10/9/2018	10/9/2023		7,860	7,768	7,671	3.4%
							17,661	17,633	17,450	7.6%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							45,598	43,689	42,755	18.5%

Junior Secured Loans
Beverage, Food & Tobacco
CSM Bakery Solutions, LLC	L+10.00%	1.00% Cash/ 10.00% PIK		5/23/2013	2/4/2022		5,954	5,954	5,080	2.2%
							5,954	5,954	5,080	2.2%
Capital Equipment
ALTA Enterprises, LLC (g)	L+8.00%	9.80%		2/14/2020	8/13/2025		3,900	3,776	3,930	1.7%
							3,900	3,776	3,930	1.7%
High Tech Industries
Micro Holdings Corp.	L+7.50%	7.65%		8/16/2017	8/18/2025		3,000	2,981	2,993	1.3%
							3,000	2,981	2,993	1.3%
Services: Consumer
Education Corporation of America	L+11.00%	5.72% Cash/ 5.50% PIK	(i)	9/3/2015	n/a	(n)	833	831	762	0.3%
							833	831	762	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							13,687	13,542	12,765	5.5%

Equity Securities (s) (t)
Banking, Finance, Insurance & Real Estate
PKS Holdings, LLC (5,680 Preferred Units) (g)	—	5.00% PIK		11/30/2017	—		—	58	214	0.1%
PKS Holdings, LLC (5,714 Preferred Units) (g)	—	5.00% PIK		11/30/2017	—		—	9	33	0.0%
PKS Holdings, LLC (132 Preferred Units) (g)	—	5.00% PIK		11/30/2017	—		—	1	5	0.0%
PKS Holdings, LLC (916 Preferred Units) (g)	—	5.00% PIK		11/30/2017	—		—	9	33	0.0%
								77	285	0.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units)	—	—	(u)	2/28/2020	—		—	119	136	0.1%
								119	136	0.1%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 Class A-1 units)	n/a	10.00% PIK	(i)	6/18/2018	—		—	501	—	0.0%
								501	—	0.0%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(u)	4/14/2017	—		—	2,344	49	0.0%
Planful, Inc. (473,082 Class A units)	—	—	(u)	12/28/2018	—		—	473	670	0.3%
Recorded Future, Inc. (80,486 Class A units) (v)	—	—	(u)	7/3/2019	—		—	81	115	0.1%
								2,898	834	0.4%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC (128,866 Class A voting units)	—	—	(u)	12/22/2016	—		—	129	406	0.2%
Stratus Unlimited LLC (fka MC Sign Lessor Corp.) (686 shares of common units)	—	—	(u)	8/30/2019	—		—	872	786	0.4%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (l)	—	—	(u)	9/18/2015	9/18/2025		—	—	193	0.1%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	63	0.0%
								1,050	1,448	0.7%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	—	—	(u)	1/4/2019	—		—	297	309	0.1%
								297	309	0.1%
Retail
BLST Operating Company, LLC (fka Bluestem Brands, Inc.) (139,883 Class A units)	—	—	(u)	8/28/2020	—		—	1,072	105	0.1%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(u)	1/14/2020	1/14/2029		—	—	69	0.0%
The Tie Bar Operating Company, LLC - Class A Preferred Units (1,275 units)	—	—	(u)	6/25/2013	—		—	87	15	0.0%
The Tie Bar Operating Company, LLC - Class B Preferred Units (1,275 units)	—	—	(u)	6/25/2013	—		—	—	—	0.0%
								1,159	189	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(u)	11/1/2017	—	—	$395	$281	0.1%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 0.8% of the equity) (j)	—	—	(u)	5/14/2018	5/14/2026	—	125	34	0.0%
							520	315	0.1%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(i)	9/3/2015	—	—	7,492	5,117	2.2%
							7,492	5,117	2.2%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(u)	12/15/2017	—	—	152	197	0.1%
							152	197	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities							14,265	8,830	3.9%
Total Non-Controlled/Non-Affiliate Company Investments							$435,256	$406,702	176.3%

Non-Controlled Affiliate Company Investments (w)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	12/31/2020	9,641	$9,639	$9,183	4.0%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	12/31/2020	6,325	6,323	6,024	2.6%
American Community Homes, Inc.	L+14.50%	16.00% PIK		3/17/2016	12/31/2020	836	836	796	0.4%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	12/31/2020	584	584	556	0.3%
American Community Homes, Inc.	L+14.50%	16.00% PIK		5/24/2017	12/31/2020	340	340	324	0.1%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	12/31/2020	2,158	2,158	2,158	0.9%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	12/31/2020	3,994	3,994	3,804	1.7%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	12/31/2020	19	19	18	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	12/31/2020	92	92	87	0.0%
American Community Homes, Inc. (Revolver)	L+10.00%	9.50% cash/ 2.00% PIK		3/30/2020	12/31/2020	2,525	2,525	2,405	1.0%
						26,514	26,510	25,355	11.0%
Beverage, Food & Tobacco
TJ Management HoldCo, LLC (Revolver) (f) (ac)	L+5.50%	6.50%		9/9/2020	9/8/2023	795	—	—	0.0%
						795	—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation	L+8.00%	9.00%		12/5/2013	1/6/2021	3,259	3,269	3,145	1.3%
Summit Container Corporation (Revolver) (f)	L+8.00%	9.00%		6/15/2018	1/6/2021	7,000	1,818	1,805	0.8%
						10,259	5,087	4,950	2.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (j)	L+5.50%	6.50%		2/5/2020	2/5/2025	6,947	6,825	6,872	2.9%
Ascent Midco, LLC (Delayed Draw) (f) (h) (j)	L+5.50%	6.50%		2/5/2020	2/5/2025	2,838	—	—	0.0%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025	1,129	—	—	0.0%
SHI Holdings, Inc. (j)	L+10.75%	10.90% PIK	(i)	7/10/2014	12/31/2020	2,899	2,897	145	0.1%
SHI Holdings, Inc. (Revolver) (f)	L+10.75%	10.90% PIK	(i)	7/10/2014	12/31/2020	4,667	4,585	230	0.1%
						18,480	14,307	7,247	3.1%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% cash/ 5.00% PIK		11/2/2018	12/30/2022	11,570	11,461	12,149	5.3%
						11,570	11,461	12,149	5.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.00% PIK	(i)	9/12/2014	4/30/2021	4,953	4,949	3,382	1.5%
Luxury Optical Holdings Co. (Delayed Draw) (f) (h)	L+11.50%	12.50	%(i)	9/29/2017	4/30/2021	1,212	624	616	0.2%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.00% PIK	(i)	9/12/2014	4/30/2021	228	228	156	0.1%
						6,393	5,801	4,154	1.8%
Services: Business
Curion Holdings, LLC (j)	n/a	14.00% PIK	(i)	5/2/2017	5/2/2022	4,226	4,189	3,121	1.4%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(i)	5/2/2017	5/2/2022	594	451	441	0.2%
						4,820	4,640	3,562	1.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(i)	6/25/2019	6/30/2021	1,356	$1,312	$1,312	0.6%
						1,356	1,312	1,312	0.6%
Total Non-Controlled Affiliate Senior Secured Loans						80,187	69,118	58,729	25.5%

Unitranche Secured Loans (p)
Consumer Goods: Non-Durable
Incipio, LLC (x)	L+8.50%	9.50% PIK	(i)	12/26/2014	8/22/2022	14,701	14,677	3,418	1.5%
Incipio, LLC (y)	L+8.50%	9.50% PIK		3/9/2018	8/22/2022	4,177	4,177	4,105	1.8%
Incipio, LLC	L+8.50%	9.50% PIK		7/6/2018	8/22/2022	1,775	1,775	1,754	0.8%
Incipio, LLC	L+8.50%	9.50% PIK		1/15/2020	8/22/2022	1,494	1,494	1,476	0.6%
Incipio, LLC	L+8.50%	9.50% PIK		4/17/2019	8/22/2022	748	748	739	0.3%
Incipio, LLC (Delayed Draw) (f) (h)	L+8.50%	9.50% PIK		7/8/2020	8/22/2022	2,485	1,041	1,029	0.4%
						25,380	23,912	12,521	5.4%
Total Non-Controlled Affiliate Unitranche Secured Loans						25,380	23,912	12,521	5.4%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (z)	n/a	10.70% PIK	(i)	6/18/2018	8/22/2022	3,766	—	—	0.0%
Incipio, LLC (aa)	n/a	10.70% PIK	(i)	6/18/2018	8/22/2022	7,194	—	—	0.0%
						10,960	—	—	0.0%
Services: Business
Curion Holdings, LLC (j)	n/a	15.00% PIK	(i)	8/17/2018	1/2/2023	1,720	1	—	0.0%
Curion Holdings, LLC (j)	n/a	15.00% PIK	(i)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	—	0.0%

Equity Securities (t) (w)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(u)	10/9/2014	12/18/2024	—	—	—	0.0%
							—	—	0.0%
Beverage, Food & Tobacco
TJ Management HoldCo, LLC (16 shares of common stock) (ac)	—	—	(u)	9/9/2020	—	—	2,386	3,750	1.6%
							2,386	3,750	1.6%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of Series C common units)	—	—	(u)	7/6/2018	—	—	—	—	0.0%
							—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(u)	1/6/2014	1/6/2024	—	—	188	0.1%
							—	188	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	n/a	8.00% PIK		2/5/2020	—	—	2,032	2,839	1.2%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(u)	12/14/2016	—	—	27	—	0.0%
							2,059	2,839	1.2%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(u)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Retail
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(u)	9/29/2017	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(u)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units)	—	—	(u)	6/21/2019	—	—	1,458	14	0.0%
							1,458	14	0.0%
Total Non-Controlled Affiliate Equity Securities							5,903	6,791	2.9%
Total Non-Controlled Affiliate Company Investments							$98,934	$78,041	33.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Controlled Affiliate Company Investments (ab)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (g)	—	—	10/31/2017	—	—	$42,150	$37,524	16.3%
Total Controlled Affiliate Equity Securities						42,150	37,524	16.3%
Total Controlled Affiliate Company Investments						$42,150	$37,524	16.3%

TOTAL INVESTMENTS						$576,340	$522,267	226.4%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$108	£88	Bannockburn Global Forex, LLC	10/2/2020	$(5)
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	(2)
Foreign currency forward contract	$34	£26	Bannockburn Global Forex, LLC	12/2/2020	(1)
Foreign currency forward contract	$107	£87	Bannockburn Global Forex, LLC	1/4/2021	(5)
Foreign currency forward contract	$103	£84	Bannockburn Global Forex, LLC	4/2/2021	(5)
Foreign currency forward contract	$103	£83	Bannockburn Global Forex, LLC	7/2/2021	(5)
Foreign currency forward contract	$102	£83	Bannockburn Global Forex, LLC	10/4/2021	(5)
Foreign currency forward contract	$101	£82	Bannockburn Global Forex, LLC	1/3/2022	(5)
Foreign currency forward contract	$97	£79	Bannockburn Global Forex, LLC	4/4/2022	(5)
Foreign currency forward contract	$36	£29	Bannockburn Global Forex, LLC	5/6/2022	(2)
					$(40)

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

(a)	All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of our investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2020 represented 226.4% of the Company’s net assets or 94.5% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by our board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $230,683 as of September 30, 2020.
(f)	All or a portion of this commitment was unfunded at September 30, 2020. As such, interest is earned only on the funded portion of this commitment.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, non-qualifying assets totaled 20.3% of the Company’s total assets.
(h)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(i)	This position was on non-accrual status as of September 30, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(j)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	This investment represents a note convertible to preferred shares of the borrower.
(l)	This is an international company.
(m)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, the Company received $33,135 as an initial payment of proceeds from the legal proceedings from the Estate, of which $19,540 was recorded as a reduction in the cost basis of the Company’s investment in Rockdale, $3,878 was recorded as the collection of previously accrued interest, $7,378 was recorded as investment income for previously unaccrued interest and fees and $2,339 was recorded as realized gains. Additionally, as an offset, the Company recorded net change in unrealized (loss) of ($8,243) primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with the Company’s investment in Rockdale was $1,887 during the nine months ended September 30, 2020. As of September 30, 2020, the Company has this remaining investment in Rockdale associated with residual proceeds currently expected from the Estate. This investment is a non-income producing security.
(n)	This is a demand note with no stated maturity.
(o)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands, except for shares and units)

(p)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(q)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(r)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(s)	Represents less than 5% ownership of the portfolio company’s voting securities.
(t)	Ownership of certain equity investments may occur through a holding company or partnership.
(u)	Represents a non-income producing security.
(v)	As of September 30, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(w)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(x)	A portion of this loan (principal of $5,390) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(y)	A portion of this loan (principal of $53) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(z)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(ac)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bit was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of September 30, 2020.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, MRCC Holding Company I, LLC, MRCC Holding Company II, LLC, MRCC Holding Company III, LLC, MRCC Holding Company IV, LLC, MRCC Holding Company V, LLC, MRCC Holding Company VI, LLC, MRCC Holding Company VII, LLC and MRCC Holding Company VIII, LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2020, the Company did not receive return of capital distributions from its equity investments and its investment in LLC equity interest in SLF. For the three and nine months ended September 30, 2019, the Company received return of capital distributions from its equity investments and its investment in LLC equity interest in SLF of $69 and $69, respectively.

The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid incurring corporate U.S. federal income tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,599 and $6,279 as of September 30, 2020 and December 31, 2019, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2020 totaled $94 and $1,080, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2019 totaled $883 and $2,683, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2020	2019
Interest income	$10,179	$13,960
PIK interest income	1,563	1,621
Dividend income (1)	1,145	1,113
Fee income	26	57
Prepayment gain (loss)	192	218
Accretion of discounts and amortization of premium	280	361
Total investment income	$13,385	$17,330

	Nine months ended September 30,
	2020	2019
Interest income	$35,689	$41,200
PIK interest income	5,103	3,936
Dividend income (2)	3,185	2,784
Fee income	3,047	686
Prepayment gain (loss)	1,045	422
Accretion of discounts and amortization of premium	960	1,180
Total investment income	$49,029	$50,208

(1)	Includes PIK dividends of $45 and $13, respectively.
(2)	Includes PIK dividends of $35 and $39, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $27,091 and $34,052 at September 30, 2020 and December 31, 2019, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2020 and December 31, 2019, the Company had unamortized deferred financing costs of $7,566 and $8,053, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2020 was $582 and $1,586, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2019 was $473 and $1,374, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of September 30, 2020 and December 31, 2019, other assets on the consolidated statements of assets and liabilities included $554 and $378, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both September 30, 2020 and December 31, 2019, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and nine months ended September 30, 2020, the Company recorded a net expense on the consolidated statements of operations of $125 and $270, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2019, the Company recorded a net expense on the consolidated statements of operations of zero and $10, respectively, for U.S. federal excise tax. As of September 30, 2020 and December 31, 2019, the Company had payables of $208 and $23 for excise taxes, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

Certain of the Company’s consolidated subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2020, the Company recorded a net tax expense of zero and $2, respectively, on the consolidated statements of operations for these subsidiaries. For both the three and nine months ended September 30, 2019, the Company recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries. As of September 30, 2020 and December 31, 2019, payables for corporate-level income taxes of zero and $7, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2020. The 2016 through 2019 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700,000 in public float, and (2) annual investment income of less than $100,000. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company is currently assessing this Final Rule, but believes it will no longer be an accelerated filer.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$432,878	75.1%	$485,871	76.6%
Unitranche secured loans	67,601	11.7	78,312	12.3
Junior secured loans	13,543	2.4	13,923	2.2
LLC equity interest in SLF	42,150	7.3	42,150	6.6
Equity securities	20,168	3.5	14,480	2.3
Total	$576,340	100.0%	$634,736	100.0%

	September 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$401,081	76.8%	$475,157	77.1%
Unitranche secured loans	55,276	10.6	76,247	12.4
Junior secured loans	12,765	2.4	13,676	2.2
LLC equity interest in SLF	37,524	7.2	42,412	6.9
Equity securities	15,621	3.0	8,739	1.4
Total	$522,267	100.0%	$616,231	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2020		December 31, 2019
Amortized Cost:
International	$19,336	3.3%	$21,474	3.4%
Midwest	154,980	26.9	135,258	21.3
Northeast	131,732	22.9	160,184	25.3
Southeast	141,016	24.5	150,486	23.7
Southwest	21,204	3.7	57,971	9.1
West	108,072	18.7	109,363	17.2
Total	$576,340	100.0%	$634,736	100.0%

	September 30, 2020		December 31, 2019
Fair Value:
International	$19,153	3.7%	$21,760	3.5%
Midwest	144,539	27.7	127,532	20.7
Northeast	116,755	22.4	147,673	24.0
Southeast	135,909	26.0	147,634	23.9
Southwest	23,139	4.4	68,205	11.1
West	82,772	15.8	103,427	16.8
Total	$522,267	100.0%	$616,231	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2020		December 31, 2019
Amortized Cost:
Automotive	$9,567	1.6%	$7,773	1.2%
Banking, Finance, Insurance & Real Estate	73,350	12.7	81,183	12.8
Beverage, Food & Tobacco	26,384	4.6	16,657	2.6
Capital Equipment	13,665	2.4	—	—
Chemicals, Plastics & Rubber	28,618	5.0	29,683	4.7
Construction & Building	18,019	3.1	30,695	4.8
Consumer Goods: Durable	25,211	4.4	22,148	3.5
Consumer Goods: Non-Durable	25,861	4.5	22,639	3.6
Containers, Packaging & Glass	5,087	0.9	8,744	1.4
Energy: Oil & Gas	—	—	4,296	0.7
Environmental Industries	12,222	2.1	12,182	1.9
Healthcare & Pharmaceuticals	42,700	7.4	54,024	8.5
High Tech Industries	78,078	13.5	91,409	14.4
Investment Funds & Vehicles	42,150	7.3	42,150	6.6
Media: Advertising, Printing & Publishing	28,399	4.9	25,741	4.1
Media: Broadcasting & Subscription	1,987	0.3	1,475	0.2
Media: Diversified & Production	6,707	1.2	10,523	1.7
Retail	32,065	5.6	30,621	4.8
Services: Business	78,701	13.7	109,208	17.2
Services: Consumer	17,157	3.0	25,552	4.0
Wholesale	10,412	1.8	8,033	1.3
Total	$576,340	100.0%	$634,736	100.0%

	September 30, 2020		December 31, 2019
Fair Value:
Automotive	$9,596	1.8%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	72,136	13.8	76,351	12.4
Beverage, Food & Tobacco	20,540	3.9	15,634	2.5
Capital Equipment	13,801	2.6	—	—
Chemicals, Plastics & Rubber	27,444	5.3	29,509	4.8
Construction & Building	18,181	3.5	30,887	5.0
Consumer Goods: Durable	22,397	4.3	21,237	3.4
Consumer Goods: Non-Durable	14,457	2.8	20,365	3.3
Containers, Packaging & Glass	5,138	1.0	8,377	1.4
Energy: Oil & Gas	—	—	4,306	0.7
Environmental Industries	12,229	2.3	12,001	1.9
Healthcare & Pharmaceuticals	37,475	7.2	62,727	10.2
High Tech Industries	76,175	14.6	90,385	14.7
Investment Funds & Vehicles	37,524	7.2	42,412	6.9
Media: Advertising, Printing & Publishing	28,210	5.4	26,333	4.3
Media: Broadcasting & Subscription	2,022	0.4	1,491	0.2
Media: Diversified & Production	6,749	1.3	10,652	1.7
Retail	17,310	3.3	16,998	2.8
Services: Business	77,145	14.8	108,704	17.6
Services: Consumer	13,261	2.5	22,051	3.6
Wholesale	10,477	2.0	8,024	1.3
Total	$522,267	100.0%	$616,231	100.0%

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

SLF’s profits and losses are allocated to the Company and NLV in accordance with their respective ownership interests. As of both September 30, 2020 and December 31, 2019, the Company and NLV each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2020 and December 31, 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both September 30, 2020 and December 31, 2019, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both September 30, 2020 and December 31, 2019, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and nine months ended September 30, 2020, the Company received $1,100 and $3,150 of dividend income from its LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2019, the Company received dividend income of $1,100 and $2,745 from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2020 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2020, SLF incurred $51 and $157, respectively, of allocable expenses. For the three and nine months ended September 30, 2019, SLF incurred $51 and $144, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of September 30, 2020 and December 31, 2019, SLF had total assets at fair value of $216,712 and $245,469, respectively. As of September 30, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1,093. As of December 31, 2019, SLF had no portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2020 and December 31, 2019, SLF had $2,055 and $4,861, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Senior secured loans (1)	221,229	243,778
Weighted average current interest rate on senior secured loans (2)	5.8%	7.0%
Number of borrowers in SLF	59	64
Largest portfolio company investment (1)	6,808	6,860
Total of five largest portfolio company investments (1)	27,103	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,779	$2,666
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,853	1,778
Trident Maritime SH, Inc.	L+5.50%	6.50%	6/4/2024	4,412	4,346
Trident Maritime SH, Inc. (Revolver) (d)	L+5.50%	6.50%	6/4/2024	340	—
				9,384	8,790
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,731	1,705
Truck-Lite Co., LLC (Delayed Draw) (d)	L+6.25%	7.25%	12/14/2026	256	—
Wheel Pros, LLC	L+4.75%	4.90%	4/4/2025	4,894	4,806
				6,881	6,511
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.22%	1/30/2026	4,913	4,661
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,664	4,559
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	101
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,938	4,715
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,955	2,827
Nuvei Technologies Corp. (c)	L+5.00%	6.00%	9/26/2025	821	823
				18,555	17,686
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	2.00% Cash/ 5.50% PIK (e)	11/10/2022	2,578	980
CBC Restaurant Corp. (Delayed Draw) (d)	L+6.50%	2.00% Cash/ 5.50% PIK (e)	11/10/2022	370	113
SW Ingredients Holdings, LLC	L+4.25%	5.25%	7/3/2025	3,666	3,629
				6,614	4,722
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,812	4,812
				4,812	4,812
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,225	1,199
				1,225	1,199
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.00%	7/11/2025	4,950	4,908
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,948	2,859
				7,898	7,767
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,770	1,455
				1,770	1,455
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.19%	9/26/2025	2,449	1,984
				2,449	1,984
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,323	3,674
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,955	2,951
Port Townsend Holdings Company, Inc.	L+4.75%	5.75%	4/3/2024	4,697	4,274
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,259	2,721
				15,234	13,620

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,574	$4,186
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,418	2,277
Offen, Inc. (Delayed Draw) (d)	L+5.00%	5.15%	6/22/2026	885	—
				7,877	6,463
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.47%	3/17/2025	2,305	2,189
LSCS Holdings, Inc.	L+4.25%	4.47%	3/17/2025	595	565
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,959	2,944
Radiology Partners, Inc.	L+4.25%	5.29%	7/9/2025	4,760	4,580
				10,619	10,278
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,266	3,266
Corel, Inc. (c)	L+5.00%	5.26%	7/2/2026	3,925	3,832
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,938	4,888
TGG TS Acquisition Company	L+6.50%	6.64%	12/12/2025	3,985	3,950
				16,114	15,936
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,218	3,817
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,327	1,839
Tait, LLC	L+5.00%	5.30%	3/28/2025	4,178	3,685
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	715
				11,492	10,056
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,373	3,925
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,938	4,638
				14,206	13,185
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,808	6,481
Stats Intermediate Holding, LLC	L+5.25%	5.40%	7/10/2026	4,963	4,900
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,914	4,349
				16,685	15,730
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,950	4,727
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,007	1,877
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	423	396
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,021	2,883
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,288	4,125
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	771	741
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	546	359
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,369	1,324
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,938	4,797
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,463	2,358
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,902	1,821
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	556	532
Output Services Group, Inc.	L+4.50%	4.69%	3/27/2024	4,877	3,625
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,913	1,597
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,950	4,795
The Kleinfelder Group, Inc.	L+4.75%	5.75%	11/29/2024	2,456	2,407
				41,430	38,364

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.72%	12/18/2025	4,912	$4,863
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,701	2,683
				7,613	7,546
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,801	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,910	3,900
				5,711	5,695
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.16%	5/15/2026	3,271	2,723
				3,271	2,723
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,717	1,451
				1,717	1,451
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,863	4,738
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,887	4,447
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,985	1,856
				11,735	11,041

Total Senior Secured Loan Investments					$207,014

Equity Securities
Beverage, Food & Tobacco
CBC Restaurant Corp. (warrant to purchase up to 0.4% of the equity)	—	— (f)	6/30/2027	—	$—

Total Equity Securities					$—

TOTAL INVESTMENTS					$207,014

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2020, meaning that the Company has ceased accruing interest income on the position.
(f)	Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	$4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	$2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710
TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value	$207,014	$239,836
Cash	416	446
Restricted cash	8,680	4,226
Interest receivable	557	920
Other assets	45	41
Total assets	$216,712	$245,469
Liabilities
Revolving credit facility	$142,147	$147,232
Less: Unamortized deferred financing costs	(1,079)	(1,407)
Total debt, less unamortized deferred financing costs	141,068	145,825
Payable for open trades	—	13,940
Interest payable	312	533
Accounts payable and accrued expenses	283	346
Total liabilities	141,663	160,644
Members’ capital	75,049	84,825
Total liabilities and members’ capital	$216,712	$245,469

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Investment income:
Interest income	$3,726	$4,637	$11,990	$11,972
Total investment income	3,726	4,637	11,990	11,972
Expenses:
Interest and other debt financing expenses	1,111	1,918	4,213	5,287
Professional fees	169	214	517	554
Total expenses	1,280	2,132	4,730	5,841
Net investment income (loss)	2,446	2,505	7,260	6,131
Net gain (loss):
Net realized gain (loss)	15	—	15	—
Net change in unrealized gain (loss)	3,677	(1,005)	(10,751)	(472)
Net gain (loss)	3,692	(1,005)	(10,736)	(472)
Net increase (decrease) in members’ capital	$6,138	$1,500	$(3,476)	$5,659

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of September 30, 2020 and December 31, 2019 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

The Board determined, in good faith, the fair value of the Company’s investment portfolio as of September 30, 2020 and these valuations were determined in accordance with the Company's valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of the Company’s investments. As a result, the fair value of the Company’s portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

Foreign Currency Forward Contracts

The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2020	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$401,081	$401,081
Unitranche secured loans	—	—	55,276	55,276
Junior secured loans	—	—	12,765	12,765
Equity securities	—	—	15,621	15,621
Investments measured at NAV (1) (2)	—	—	—	37,524
Total investments	$—	$—	$484,743	$522,267
Foreign currency forward contracts asset (liability)	$—	$(40)	$—	$(40)

	Fair Value Measurements
December 31, 2019	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$475,157	$475,157
Unitranche secured loans	—	—	76,247	76,247
Junior secured loans	—	—	13,676	13,676
Equity securities	—	—	8,739	8,739
Investments measured at NAV (1) (2)	—	—	—	42,412
Total investments	$—	$—	$573,819	$616,231
Foreign currency forward contracts asset (liability)	$—	$(59)	$—	$(59)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in members’ capital.

Senior secured, unitranche secured and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 5.90% to 16.00% at September 30, 2020 and 7.30% to 16.30% at December 31, 2019. The maturity dates on the loans outstanding at September 30, 2020 range between November 2020 and December 2025.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2020	$449,815	$54,015	$12,376	$11,535	$527,741
Net realized gain (loss) on investments	(10)	—	—	—	(10)
Net change in unrealized gain (loss) on investments	6,727	170	271	1,336	8,504
Purchases of investments and other adjustments to cost (1)	15,456	1,262	166	—	16,884
Proceeds from principal payments and sales of investments (2)	(68,157)	(171)	(48)	—	(68,376)
Reclassifications (3)	(2,750)	—	—	2,750	—
Balance as of September 30, 2020	$401,081	$55,276	$12,765	$15,621	$484,743

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819
Net realized gain (loss) on investments	2,335	89	—	121	2,545
Net change in unrealized gain (loss) on investments	(21,775)	(10,277)	(529)	1,901	(30,680)
Purchases of investments and other adjustments to cost (1)	92,888	3,315	4,041	2,270	102,514
Proceeds from principal payments and sales of investments (2)	(144,777)	(14,095)	(4,423)	(160)	(163,455)
Reclassifications (3)	(2,747)	(3)	—	2,750	—
Balance as of September 30, 2020	$401,081	$55,276	$12,765	$15,621	$484,743

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2019	$483,682	$83,343	$18,858	$8,977	$594,860
Net realized gain (loss) on investments	11	—	—	—	11
Net change in unrealized gain (loss) on investments	(2,953)	(369)	(437)	(164)	(3,923)
Purchases of investments and other adjustments to cost (1)	51,064	599	3	953	52,619
Proceeds from principal payments and sales of investments (2)	(17,451)	(6,807)	(4,459)	(69)	(28,786)
Reclassifications (3)	—	—	—	—	—
Balance as of September 30, 2019	$514,353	$76,766	$13,965	$9,697	$614,781

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net realized gain (loss) on investments	46	—	—	—	46
Net change in unrealized gain (loss) on investments	(6,632)	(100)	(642)	182	(7,192)
Purchases of investments and other adjustments to cost (1)	175,259	2,047	10	1,213	178,529
Proceeds from principal payments and sales of investments (2)	(70,266)	(7,155)	(5,099)	(69)	(82,589)
Reclassifications (3)	(23,122)	23,122	(1,458)	1,458	—
Balance as of September 30, 2019	$514,353	$76,766	$13,965	$9,697	$614,781

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2020, attributable to Level 3 investments still held at September 30, 2020, was $8,579 and ($19,939), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2019, attributable to Level 3 investments still held at September 30, 2019, was ($3,670) and ($7,202), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2020 and 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2020 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$248,457		Discounted cash flow	EBITDA multiples	7.1	x	4.3	x	13.8	x
				Market yields	10.9%		6.8%		30.8%
Senior secured loans	74,299		Discounted cash flow	Revenue multiples	4.6	x	0.3	x	10.0	x
				Market yields	9.2%		6.4%		18.8%
Senior secured loans	25,491		Enterprise value	Revenue multiples	1.2	x	0.3	x	1.9	x
Senior secured loans	25,355		Enterprise value	Book value multiples	1.8	x	1.8	x	1.8	x
Senior secured loans	11,547		Enterprise value	EBITDA multiples	7.9	x	6.5	x	9.3	x
Senior secured loans	5,623		Liquidation	Probability weighting of alternative outcomes	89.1%		1.1%		100.0%
Senior secured loans	2,164		Discounted cash flow	Book value multiples	1.3	x	1.3	x	1.3	x
				Market yields	10.1%		10.1%		10.1%
Unitranche loans	42,755		Discounted cash flow	EBITDA multiples	9.1	x	7.5	x	12.0	x
				Market yields	9.8%		7.8%		12.3%
Unitranche loans	9,103		Discounted cash flow	Revenue multiples	0.6	x	0.6	x	0.6	x
				Market yields	10.9%		10.8%		11.3%
Unitranche loans	3,418		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Junior secured loans	3,930		Discounted cash flow	Market yields	10.1%		10.1%		10.1%
Junior secured loans	762		Liquidation	Probability weighting of alternative outcomes	91.5%		91.5%		91.5%
Equity securities	5,506		Enterprise value	EBITDA multiples	8.4	x	4.8	x	13.8	x
Equity securities	5,131		Liquidation	Probability weighting of alternative outcomes	54.5%		0.9%		54.6%
Equity securities	4,830		Enterprise value	Revenue multiples	1.3	x	0.3	x	10.8	x
Total Level 3 Assets	$468,371	(1)

(1)	Excludes loans of $16,372 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2020 and December 31, 2019, the Company believes that the carrying value of its revolving credit facility approximates fair value. As of September 30, 2020, the senior unsecured notes (“2023 Notes”) were trading on The Nasdaq Global Select Market for $24.54 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $106,994. As of December 31, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.70 per unit at par value. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $112,052. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both September 30, 2020 and December 31, 2019, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2020 and 2019 were as follows:

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2020
Non-controlled affiliate company investment:
American Community Homes, Inc.	$6,764	$—	$—	$—	$812	$6	$—	$1,601	$9,183
American Community Homes, Inc.	4,289	—	—	—	726	3	—	1,006	6,024
American Community Homes, Inc.	512	—	—	—	168	1	—	115	796
American Community Homes, Inc.	410	—	—	—	48	2	—	96	556
American Community Homes, Inc.	230	—	—	—	40	—	—	54	324
American Community Homes, Inc.	1,472	—	—	—	236	—	—	450	2,158
American Community Homes, Inc.	2,760	—	—	—	391	—	—	653	3,804
American Community Homes, Inc.	11	—	—	—	5	—	—	2	18
American Community Homes, Inc.	1,168	—	—	(1,111)	17	—	—	13	87
American Community Homes, Inc. (Revolver)	—	—	2,500	—	25	—	—	(120)	2,405
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	2,500	(1,111)	2,468	12	—	3,870	25,355

Ascent Midco, LLC	—	—	6,860	(52)	—	17	—	47	6,872
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	(734)	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	807	2,839
	—	—	9,626	(786)	—	17	—	854	9,711

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(158)	3,121
Curion Holdings, LLC (Revolver)	441	—	—	—	—	—	—	—	441
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	—	—	—	—	—	(158)	3,562

Incipio, LLC	12,343	—	—	—	128	—	—	(9,053)	3,418
Incipio, LLC	3,750	—	—	—	362	—	—	(7)	4,105
Incipio, LLC	1,606	—	—	—	154	—	—	(6)	1,754
Incipio, LLC	686	—	—	—	56	—	—	(3)	739
Incipio, LLC	—	—	1,404	—	90	—	—	(18)	1,476
Incipio, LLC (Delayed Draw)	—	—	1,026	—	15	—	—	(12)	1,029
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	2,430	—	805	—	—	(9,099)	12,521

Luxury Optical Holdings Co.	3,457	—	—	—	—	—	—	(75)	3,382
Luxury Optical Holdings Co. (Delayed Draw)	620	—	—	—	—	—	—	(4)	616
Luxury Optical Holdings Co. (Revolver)	159	—	—	—	—	—	—	(3)	156
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	—	—	(82)	4,154

Mnine Holdings, Inc. (1)	—	10,321	—	—	964	14	—	850	12,149
Mnine Holdings, Inc. (6,400 Class B units) (1)	—	—	—	—	—	—	—	—	—
	—	10,321	—	—	964	14	—	850	12,149

NECB Collections, LLC (Revolver)	1,148	—	112	—	52	—	—	—	1,312
NECB Collections, LLC (20.8% of units)	318	—	—	—	—	—	—	(304)	14
	1,466	—	112	—	52	—	—	(304)	1,326

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(2,314)	145
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(3,716)	230
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(6,030)	375

Summit Container Corporation	2,971	—	—	—	—	—	—	174	3,145
Summit Container Corporation (Revolver)	5,406	—	24,103	(27,760)	—	—	—	56	1,805
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	188	188
	8,377	—	24,103	(27,760)	—	—	—	418	5,138

TJ Management HoldCo, LLC (Revolver) (2)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock) (2)	—	2,222	—	—	—	—	—	1,528	3,750
	—	2,222	—	—	—	—	—	1,528	3,750
Total non-controlled affiliate company investments	$59,860	$12,543	$39,116	$(29,657)	$4,289	$43	$—	$(8,153)	$78,041

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(4,888)	$37,524
	42,412	—	—	—	—	—	—	(4,888)	37,524
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(4,888)	$37,524

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$773	$17	$—	$(733)	$6,653
American Community Homes, Inc.	3,997	—	—	—	649	9	—	(483)	4,172
American Community Homes, Inc.	499	—	—	—	59	1	—	(56)	503
American Community Homes, Inc.	400	—	—	—	47	2	—	(46)	403
American Community Homes, Inc.	215	—	—	—	35	1	—	(27)	224
American Community Homes, Inc.	1,446	—	—	—	165	—	—	(156)	1,455
American Community Homes, Inc.	—	—	3,333	—	182	—	—	(786)	2,729
American Community Homes, Inc.	—	—	1,111	—	—	—	—	—	1,111
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	4,444	—	1,910	30	—	(2,287)	17,250

Curion Holdings, LLC	3,592	—	—	—	273	4	—	(457)	3,412
Curion Holdings, LLC (Revolver)	244	—	138	—	17	—	—	(4)	395
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	138	—	290	4	—	(461)	3,807

Incipio, LLC	12,830	—	—	—	395	29	—	57	13,311
Incipio, LLC	3,573	—	—	—	104	—	—	(17)	3,660
Incipio, LLC	1,518	—	—	—	44	—	—	6	1,568
Incipio, LLC	—	—	656	—	18	—	—	(5)	669
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(816)	444
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	656	—	561	29	—	(775)	19,652

Luxury Optical Holdings Co.	4,334	—	—	—	255	10	—	(577)	4,022
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	(2)	620
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	11	—	—	(26)	185
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	266	10	—	(605)	4,827

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	—	—	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

NECB Collections, LLC (Revolver) (3)	—	—	735	—	—	—	—	—	735
NECB Collections, LLC (20.8% of units) (3)	—	1,458	—	—	—	—	—	(406)	1,052
	—	1,458	735	—	—	—	—	(406)	1,787

SHI Holdings, Inc.	2,598	—	—	(14)	229	4	—	(177)	2,640
SHI Holdings, Inc. (Revolver)	3,342	—	464	—	311	(3)	—	(249)	3,865
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(231)	76
	6,247	—	464	(14)	540	1	—	(657)	6,581

Summit Container Corporation	3,034	—	—	—	—	—	—	25	3,059
Summit Container Corporation (Revolver)	6,660	—	23,898	(25,778)	—	—	—	3	4,783
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	23,898	(25,778)	—	—	—	28	7,842
Total non-controlled affiliate company investments	$57,267	$1,458	$30,335	$(25,792)	$3,567	$74	$—	$(5,163)	$61,746

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$14,950	$—	$—	$—	$—	$85	$42,669
	27,634	—	14,950	—	—	—	—	85	42,669
Total controlled affiliate company investments	$27,634	$—	$14,950	$—	$—	$—	$—	$85	$42,669

(1)

The Company restructured its investment in Mnine Holdings, Inc. (“Mnine”) during the three months ended June 30, 2020. As a part of the restructuring, the Company also received 5.3% of the equity of Mnine. For the purpose of this schedule, transfers in represents the fair value at March 31, 2020.

(2)

During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring.  The Company owns 15.9% of the equity in Toojay’s NewCo.  Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company.  The Company’s portion of this credit bit was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid.  For the purpose of this schedule, transfers in represents the fair value at June 30, 2020 of the senior secured debt investment that was exchanged in the credit bid. The Company also provided a follow-on revolver commitment to Toojay’s NewCo.

(3)	During the three months ended June 30, 2019, the Company participated in a credit bid to acquire the assets of NECB Collections (“NECB”), which was a subsidiary of Education Corporation of America (“ECA”). As a result, the Company obtained a 20.8% equity stake in NECB in exchange for a $1,458 reduction of secured loan position in ECA. The Company also provided a follow-on revolver commitment to NECB.

	For the nine months ended September 30,
	2020			2019
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$815	$—	$—	$781	$—	$—
American Community Homes, Inc.	727	—	—	652	—	—
American Community Homes, Inc.	168	—	—	60	—	—
American Community Homes, Inc.	50	—	—	48	—	—
American Community Homes, Inc.	40	—	—	36	—	—
American Community Homes, Inc.	235	—	—	142	—	—
American Community Homes, Inc.	426	—	—	183	—	—
American Community Homes, Inc.	5	—	—	—	—	—
American Community Homes, Inc.	16	—	—	—	—	—
American Community Homes, Inc.(Revolver)	146	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,628	—	—	1,902	—	—

Ascent Midco, LLC	334	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Delayed Draw)	10	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Revolver)	19	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Class A units)	—	106	—	n/a	n/a	n/a
	363	106	—	n/a	n/a	n/a

Curion Holdings, LLC	—	—	—	286	—	—
Curion Holdings, LLC (Revolver)	—	—	—	20	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	306	—	—

Incipio, LLC	(309)	—	—	1,164	—	—
Incipio, LLC	299	—	—	298	—	—
Incipio, LLC	126	—	—	128	—	—
Incipio, LLC	53	—	—	33	—	—
Incipio, LLC	101	—	—	—	—	—
Incipio, LLC (Delayed Draw)	23	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	293	—	—	1,623	—	—

Luxury Optical Holdings Co.	—	—	—	259	—	—
Luxury Optical Holdings Co. (Delayed Draw)	61	—	—	65	—	—
Luxury Optical Holdings Co. (Revolver)	—	—	—	12	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	61	—	—	336	—	—

Millennial Brands, LLC (Preferred units)	n/a	n/a	n/a	—	—	—
Millennial Brands, LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Mnine Holdings, Inc.	602	—	—	n/a	n/a	n/a
Mnine Holdings, Inc. (Common units)	—	—	—	n/a	n/a	n/a
	602	—	—	n/a	n/a	n/a

NECB Collections, LLC (Revolver)	77	—	—	15	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	77	—	—	15	—	—

SHI Holdings, Inc.	(2)	—	—	261	—	—
SHI Holdings, Inc. (Revolver)	(3)	—	—	349	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	(5)	—	—	610	—	—

Summit Container Corporation	229	—	—	257	—	—
Summit Container Corporation	—	—	—	—	—	—
Summit Container Corporation (Revolver)	269	—	—	439	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	498	—	—	696	—	—

TJ Management HoldCo, LLC (Revolver)	1	—	—	n/a	n/a	n/a
TJ Management HoldCo, LLC (Common stock)	—	—	—	n/a	n/a	n/a
	1	—	—	n/a	n/a	n/a

Total non-controlled affiliate company investments	$4,518	$106	$—	$5,488	$—	$—
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$3,150	$—	$—	$2,745	$—
	—	3,150	—	—	2,745	—
Total controlled affiliate company investments	$—	$3,150	$—	$—	$2,745	$—

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

Base management fees for the three and nine months ended September 30, 2020 were $2,414 and $7,399, respectively. Base management fees for the three and nine months ended September 30, 2019 were $2,785 and $8,029, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Part one incentive fees (1)	$1,129	$1,618	$5,012	$4,888
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	(1,129)	(149)	(5,012)	(651)
Incentive fees, excluding the impact of the incentive fee waiver	—	1,469	—	4,237
Incentive fee waiver (3)	—	(616)	—	(1,182)
Total incentive fees, net of incentive fee waiver	$—	$853	$—	$3,055

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2020, the Company incurred $806 and $2,440, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $321 and $973, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2019, the Company incurred $865 and $2,604, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $322 and $988, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2020 and December 31, 2019, $321 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2020 and December 31, 2019, the Company had accounts payable to members of the Board of $38 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 211% and 183%, respectively.

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

On May 21, 2020, the Company amended and restated its revolving credit facility (the “Amended Credit Agreement”) with ING Capital LLC, as agent. The amendment provided certain relief during a temporary COVID-19 relief period of up to 9 months, including expanded borrowing base capacity, flexibility within the asset coverage ratio definition to utilize an expanded base of assets to determine compliance and flexibility to utilize SEC COVID-19 relief for the calculation thereof. The Amended Credit Agreement also set out certain temporary restrictions during the COVID-19 relief period, including limiting additional indebtedness and additional investments, setting additional parameters which may cap the total amount of cash dividends payable and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. During the three months ended September 30, 2020, the Company exited the COVID-19 relief period.

Additionally, the Amended Credit Agreement provided for certain permanent amendments, including elimination of the liquidity covenant, reduction of the net worth requirement from $125,000 to $110,000, and lowering the minimum consolidated total net assets from at least equal to $175,000 plus 65% of the net proceeds from sales of the Company’s equity securities to at least equal to $150,000 plus 65% of the net proceeds from sales of the Company’s equity securities. As conditions of the Amended Credit Agreement, the Company agreed to certain pricing considerations, including an increase in the interest rate margins (a) for LIBOR loans (which may be one-, three- or six-month, at the Company’s option), from 2.375% to 2.625% and (b) for alternate base rate loans, from 1.375% to 1.625%. The other significant terms of the credit facility remained unchanged. The Company incurred expenses of $1,099 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

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

As of September 30, 2020, the Company had U.S. dollar borrowings of $78,550 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($20,801 in U.S. dollars) under the revolving credit facility. As of December 31, 2019, the Company had U.S. dollar borrowings of $158,950 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($21,344 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($835) and $543 for the three and nine months ended September 30, 2020, and $602 and $688 for the three and nine months ended September 30, 2019, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.1% and 4.0%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of September 30, 2020, MRCC SBIC had $19,073 in cash and $137,325 in investments at fair value. As of December 31, 2019, MRCC SBIC had $27,409 in cash and $133,982 in investments at fair value.

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

As of both September 30, 2020 and December 31, 2019, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2020	2019
Interest expense - revolving credit facility	$1,218	$2,518
Interest expense - 2023 Notes	1,567	1,567
Interest expense - SBA debentures	991	991
Amortization of deferred financing costs	582	473
Total interest and other debt financing expenses	$4,358	$5,549
Average outstanding balance	$350,992	$436,080
Average stated interest rate	4.3%	4.6%

	Nine months ended September 30,
	2020	2019
Interest expense - revolving credit facility	$4,504	$6,505
Interest expense - 2023 Notes	4,701	4,189
Interest expense - SBA debentures	2,952	2,942
Amortization of deferred financing costs	1,586	1,374
Total interest and other debt financing expenses	$13,743	$15,010
Average outstanding balance	$384,452	$388,728
Average stated interest rate	4.2%	4.5%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2020 and December 31, 2019, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£88	10/2/2020	$—	$(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£87	1/4/2021	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£84	4/2/2021	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	7/2/2021	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	10/4/2021	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£82	1/3/2022	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£79	4/4/2022	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£29	5/6/2022	—	(2)	Unrealized loss on foreign currency forward contracts
Total	£870		$—	$(40)

	As of December 31, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£104	1/2/2020	$—	$(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	3/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	6/1/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Total	£1,337		$—	$(59)

For the three and nine months ended September 30, 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($55) and $19, respectively. For the three and nine months ended September 30, 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($15) and $3, respectively.

For the three and nine months ended September 30, 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $60 and $67, respectively. For the three and nine months ended September 30, 2019, the Company recognized net realized gain (loss) on foreign currency forward contracts of $16 and $10, respectively.

Note 9. Distributions

 The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2020 and 2019, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
May 8, 2020	June 15, 2020	June 30, 2020	0.25	5,257	—	—	40,612	283
September 4, 2020	September 16, 2020	September 30, 2020	0.25	5,326	—	—	44,246	305
Total distributions declared			$0.85	$17,738	—	$—	140,796	$962

Nine months ended September 30, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
September 3, 2019	September 16, 2019	September 30, 2019	0.35	7,156	—	—	33,674	355
Total distributions declared			$1.05	$21,468	—	$—	91,974	$1,060

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into its current at-the-market (“ATM”) securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the nine months ended September 30, 2020, the Company sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6,684 under the ATM program. Aggregate underwriter’s discounts and commissions were $100 and offering costs were $89, resulting in net proceeds of approximately $6,495. There were no stock issuances during the nine months ended September 30, 2019.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2020 and December 31, 2019, the Company had $53,234 and $44,208, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of both September 30, 2020 and December 31, 2019 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2020.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Per share data:
Net asset value at beginning of period	$12.20	$12.66
Net investment income (1)	1.21	1.05
Net gain (loss) (1)	(1.57)	(0.32)
Net increase (decrease) in net assets resulting from operations (1)	(0.36)	0.73
Stockholder distributions - income (2)	(0.85)	(1.05)
Effect of share issuances below NAV (3)	(0.16)	—
Net asset value at end of period	$10.83	$12.34
Net assets at end of period	$230,683	$252,385
Shares outstanding at end of period	21,303,540	20,444,564
Per share market value at end of period	$6.84	$10.55
Total return based on market value (4)	(28.85)%	20.21%
Total return based on average net asset value (5)	(3.28)%	5.88%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	14.78%	11.55%
Ratio of total expenses, net of incentive fee waiver, to average net assets (6) (7)	14.13%	14.62%
Portfolio turnover (8)	16.83%	13.55%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2020 and 2019, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2020 and 2019. These ratios have been annualized unless otherwise noted.

	September 30, 2020	September 30, 2019
Ratio of total investment income to average net assets	28.91%	26.17%
Ratio of interest and other debt financing expenses to average net assets	8.10%	7.82%
Ratio of total expenses (without incentive fees) to average net assets	14.13%	13.43%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (8) (9)	0.00%	1.19%

(8)	Ratios are not annualized.
(9)	The ratio of waived incentive fees to average net assets was zero and 0.46% for the nine months ended September 30, 2020 and 2019, respectively.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $18.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2020, our portfolio included approximately 76.8% senior secured loans, 10.6% unitranche secured loans, 2.4% junior secured loans and 10.2% equity securities, compared to December 31, 2019, when our portfolio included approximately 77.1% senior secured loans, 12.4% unitranche secured loans, 2.2% junior secured loans and 8.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended September 30, 2020, we did not invest in any new portfolio companies. During the three months ended September 30, 2020, we invested $15.0 million in eight existing portfolio companies and had $68.4 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $53.4 million for the period.

During the nine months ended September 30, 2020, we invested $41.3 million in six new portfolio companies and $55.1 million in 37 existing portfolio companies and had $163.5 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $67.1 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.0%	8.0%	8.9%	8.9%
Unitranche secured loans	6.1	6.4	9.3	9.8
Junior secured loans	9.3	9.3	9.1	9.1
Preferred equity securities	1.5	1.5	0.5	0.5
Total	7.6%	7.6%	8.8%	8.9%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 7.4% in total as of September 30, 2020. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.6% in total as of December 31, 2019.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 7.5% in total as of September 30, 2020. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.7% in total as of December 31, 2019. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2020		December 31, 2019
Fair Value:
Senior secured loans	$401,081	76.8%	$475,157	77.1%
Unitranche secured loans	55,276	10.6	76,247	12.4
Junior secured loans	12,765	2.4	13,676	2.2
LLC equity interest in SLF	37,524	7.2	42,412	6.9
Equity securities	15,621	3.0	8,739	1.4
Total	$522,267	100.0%	$616,231	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR and moving additional investments to non-accrual status during the nine months ended September 30, 2020.

The following table shows our portfolio composition by industry (in thousands):

	September 30, 2020		December 31, 2019
Fair Value:
Automotive	$9,596	1.8%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	72,136	13.8	76,351	12.4
Beverage, Food & Tobacco	20,540	3.9	15,634	2.5
Capital Equipment	13,801	2.6	—	—
Chemicals, Plastics & Rubber	27,444	5.3	29,509	4.8
Construction & Building	18,181	3.5	30,887	5.0
Consumer Goods: Durable	22,397	4.3	21,237	3.4
Consumer Goods: Non-Durable	14,457	2.8	20,365	3.3
Containers, Packaging & Glass	5,138	1.0	8,377	1.4
Energy: Oil & Gas	—	—	4,306	0.7
Environmental Industries	12,229	2.3	12,001	1.9
Healthcare & Pharmaceuticals	37,475	7.2	62,727	10.2
High Tech Industries	76,175	14.6	90,385	14.7
Investment Funds & Vehicles	37,524	7.2	42,412	6.9
Media: Advertising, Printing & Publishing	28,210	5.4	26,333	4.3
Media: Broadcasting & Subscription	2,022	0.4	1,491	0.2
Media: Diversified & Production	6,749	1.3	10,652	1.7
Retail	17,310	3.3	16,998	2.8
Services: Business	77,145	14.8	108,704	17.6
Services: Consumer	13,261	2.5	22,051	3.6
Wholesale	10,477	2.0	8,024	1.3
Total	$522,267	100.0%	$616,231	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	401,229	76.8
3	94,773	18.1
4	18,066	3.5
5	8,199	1.6
Total	$522,267	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

As of September 30, 2020, we had 12 borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, California Pizza Kitchen, Inc., Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) last out term loan and third lien tranches, Luxury Optical Holdings Co. (“LOH”), NECB Collections, LLC, Parterre Flooring & Surface Systems, LLC, SHI Holdings, Inc., The Worth Collection, Ltd. (“Worth”), Toojay’s Management, LLC and Valudor Products, LLC preferred equity), and these investments totaled $27.1 million in fair value, or 5.2% of our total investments at fair value. As of December 31, 2019, we had six borrowers with loans or preferred equity securities on non-accrual status (Curion, ECA, Incipio third lien tranches, LOH, Rockdale Blackhawk, LLC pre-petition debt, (“Rockdale”), and Worth), and these investments totaled $34.1 million in fair value, or 5.5% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Total investment income	$13,385	$17,330
Total expenses, net of incentive fee waiver	7,616	10,092
Net investment income before income taxes	5,769	7,238
Income taxes, including excise taxes	125	—
Net investment income	5,644	7,238
Net realized gain (loss) on investments	(10)	11
Net realized gain (loss) on foreign currency forward contracts	(15)	16
Net realized gain (loss) on foreign currency and other transactions	3	(1)
Net realized gain (loss)	(22)	26
Net change in unrealized gain (loss) on investments	10,473	(4,273)
Net change in unrealized gain (loss) on foreign currency forward contracts	(55)	60
Net change in unrealized gain (loss) on foreign currency and other transactions	(855)	602
Net change in unrealized gain (loss)	9,563	(3,611)
Net increase (decrease) in net assets resulting from operations	$15,185	$3,653

	Nine months ended September 30,
	2020	2019
Total investment income	$49,029	$50,208
Total expenses, net of incentive fee waiver	23,695	28,813
Net investment income before income taxes	25,334	21,395
Income taxes, including excise taxes	272	10
Net investment income	25,062	21,385
Net realized gain (loss) on investments	2,545	46
Net realized gain (loss) on foreign currency forward contracts	3	10
Net realized gain (loss) on foreign currency and other transactions	(13)	(3)
Net realized gain (loss)	2,535	53
Net change in unrealized gain (loss) on investments	(35,568)	(7,107)
Net change in unrealized gain (loss) on foreign currency forward contracts	19	67
Net change in unrealized gain (loss) on foreign currency and other transactions	521	688
Net change in unrealized gain (loss)	(35,028)	(6,352)
Net increase (decrease) in net assets resulting from operations	$(7,431)	$15,086

In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. Our share of the net proceeds from the award exceeded the contractual obligations due to us as a result of our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, we received $33.1 million as an initial payment of proceeds from the legal proceedings from the Estate, of which $19.5 million was recorded as a reduction in the cost basis of our investment in Rockdale, $3.9 million was recorded as the collection of previously accrued interest, $7.4 million was recorded as investment income for previously unaccrued interest and fees and $2.3 million was recorded as realized gains. Additionally, as an offset, we recorded net change in unrealized (loss) of ($8.2) million primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with our investment in Rockdale was $1.9 million during the nine months ended September 30, 2020. As of September 30, 2020, we have a remaining investment in Rockdale associated with residual proceeds currently expected from the Estate of $1.8 million.

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Interest income	$10,179	$13,960
PIK interest income	1,563	1,621
Dividend income (1)	1,145	1,113
Fee income	26	57
Prepayment gain (loss)	192	218
Accretion of discounts and amortization of premium	280	361
Total investment income	$13,385	$17,330

	Nine months ended September 30,
	2020	2019
Interest income	$35,689	$41,200
PIK interest income	5,103	3,936
Dividend income (2)	3,185	2,784
Fee income	3,047	686
Prepayment gain (loss)	1,045	422
Accretion of discounts and amortization of premium	960	1,180
Total investment income	$49,029	$50,208

(1)	Includes PIK dividends of $45 thousand and $13 thousand, respectively.
(2)	Includes PIK dividends of $35 thousand and $39 thousand, respectively.

The decrease in investment income of $3.9 million during the three months ended September 30, 2020 as compared to three months ended September 30, 2019 is primarily the result of a decrease in interest income due to a decrease in average outstanding loan balances and declines in the effective rate on the portfolio driven by decreases in LIBOR and the placement of additional investments on non-accrual status.

The decrease in investment income of $1.2 million during the nine months ended September 30, 2020 as compared to nine months ended September 30, 2019 is primarily the result of a decrease in interest income due to a decrease in average outstanding loan balances and declines in the effective rate on the portfolio driven by decreases in LIBOR and the placement of additional investments on non-accrual status, partially offset by $7.4 million of interest and fee income associated with our investment in Rockdale that had not been recorded prior to the initial payment from the Estate.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Interest and other debt financing expenses	$4,358	$5,549
Base management fees	2,414	2,785
Incentive fees, net of incentive fee waiver (1)	—	853
Professional fees	201	262
Administrative service fees	321	322
General and administrative expenses	284	281
Directors’ fees	38	40
Total expenses, net of incentive fee waiver	$7,616	$10,092

	Nine months ended September 30,
	2020	2019
Interest and other debt financing expenses	$13,743	$15,010
Base management fees	7,399	8,029
Incentive fees, net of incentive fee waiver (1)	—	3,055
Professional fees	738	823
Administrative service fees	973	988
General and administrative expenses	729	793
Directors’ fees	113	115
Total expenses, net of incentive fee waiver	$23,695	$28,813

(1)	During the three and nine months ended September 30, 2020, no incentive fees were waived as incentive fees were fully limited by $1,129 thousand and $5,012 thousand, respectively, due to the Incentive Fee Limitation. During the three and nine months ended September 30, 2019, MC Advisors waived part one incentive fees (based on net investment income) of $616 thousand and $1,182 thousand, respectively. During the three and nine months ended September 30, 2019, incentive fees were limited by $149 thousand and $651 thousand, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Interest expense – revolving credit facility	$1,218	$2,518
Interest expense – 2023 Notes	1,567	1,567
Interest expense – SBA debentures	991	991
Amortization of deferred financing costs	582	473
Total interest and other debt financing expenses	$4,358	$5,549
Average debt outstanding	$350,992	$436,080
Average stated interest rate	4.3%	4.6%

	Nine months ended September 30,
	2020	2019
Interest expense – revolving credit facility	$4,504	$6,505
Interest expense – 2023 Notes	4,701	4,189
Interest expense – SBA debentures	2,952	2,942
Amortization of deferred financing costs	1,586	1,374
Total interest and other debt financing expenses	$13,743	$15,010
Average outstanding balance	$384,452	$388,728
Average stated interest rate	4.2%	4.5%

The decrease in expenses of $2.5 million and $5.1 million during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is primarily the result of a decrease in incentive fees due to the Incentive Fee Limitation and a decrease in interest expense primarily as a result of lower average debt outstanding and a reduction in LIBOR.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2020, we recorded a net expense on the consolidated statements of operations of $125 thousand and $270 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2019, we recorded a net expense on the consolidated statements of operations of zero and $10 thousand, respectively, for U.S. federal excise taxes.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2020, we recorded a net tax expense of zero and $2 thousand, respectively, on the consolidated statements of operations for these subsidiaries. For both the three and nine months ended September 30, 2019, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended September 30, 2020 and 2019, we had sales of investments of $19.1 million and $0.8 million, respectively, resulting in ($10) thousand and $11 thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2020 and 2019, we had sales of investments of $32.4 million and $1.5 million, respectively, resulting in $2.5 million and $46 thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2020, $2.3 million of the net realized gain was attributable to our investment in Rockdale.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2020 and 2019, we had ($15) thousand and $16 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. For the nine months ended September 30, 2020 and 2019, we recognized net realized gain (loss) on foreign currency forward contracts of $3 thousand and $10 thousand, respectively. During the three months ended September 30, 2020 and 2019, we had $3 thousand and ($1) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2020 and 2019, we had ($13) thousand and ($3) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

During the nine months ended September 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. Loan valuations have been negatively impacted by broad market movements and spread widening in the loan market since December 31, 2019 as market participants have expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. While we have seen spreads tighten since March 31, 2020, spreads, and therefore valuations, have not yet returned to the pre-COVID-19 levels.

For the three months ended September 30, 2020 and 2019, our investments had $10.5 million and ($4.3) million of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2020 and 2019, our foreign currency forward contracts had ($55) thousand and $60 thousand of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2020 and 2019, our foreign currency borrowings had ($0.9) million and $0.6 million of net change in unrealized gain (loss), respectively.

We estimate that during the three months ended September 30, 2020, we recorded net unrealized gains of $6.3 million attributable to broad market movements and tightening of credit spreads, of which $2.0 million was attributable to our investment in the SLF, and $4.2 million in unrealized gains attributable to specific credit or fundamental performance of certain underlying portfolio companies.

For the nine months ended September 30, 2020 and 2019, our investments had ($35.6) million and ($7.1) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2020 and 2019, our foreign currency forward contracts had $19 thousand and $67 thousand of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2020 and 2019, our foreign currency borrowings had $0.5 million and $0.7 million of net change in unrealized gain (loss), respectively.

We estimate that during the nine months ended September 30, 2020, we recorded net unrealized losses of ($9.7) million attributable to broad market movements and widening of credit spreads, of which ($4.9) million was attributable to our investment in the SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of our portfolio. Additionally, we estimate approximately ($17.7) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. We also recorded ($8.2) million of net change in unrealized (loss) as a result of the reversal of previously recorded unrealized gains associated with the collection of proceeds from Rockdale. The fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $15.2 million and $3.7 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.71 and $0.17, respectively. The $11.5 million increase during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, is primarily the result of mark-to-market gains on investments in the portfolio, partially offset by a decrease in net investment income.

For the nine months ended September 30, 2020 and 2019, the net increase (decrease) in net assets from operations was ($7.4) million and $15.1 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was ($0.36) and $0.73, respectively. The ($22.5) million decrease during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, is primarily the result of an increase in net unrealized mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income.

Liquidity and Capital Resources

As of September 30, 2020, we had $4.4 million in cash, $19.1 million in cash at MRCC SBIC, $99.4 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $155.6 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 211% and 183%, respectively.

Cash Flows

For the nine months ended September 30, 2020 and 2019, we experienced a net increase (decrease) in cash and restricted cash of ($6.1) million and $6.2 million, respectively. For the nine months ended September 30, 2020, operating activities provided $86.6 million, primarily as a result of principal repayments on portfolio investments, partially offset by purchases of portfolio investments. For the nine months ended September 30, 2019, operating activities used $90.0 million, primarily as a result of purchases of portfolio investments and net investment income, partially offset by principal repayments on portfolio investments. During the nine months ended September 30, 2020, we used $92.7 million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by proceeds from shares issued under the at-the-market (“ATM”) securities offering program. During the nine months ended September 30, 2019, we generated $96.2 million from financing activities, primarily as a result of net proceeds from net borrowings on our revolving credit facility and 2023 Notes, partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below NAV per share for a period of one year, subject to certain limitations. On June 17, 2020, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of September 30, 2020 and December 31, 2019, we had 21,303,540 and 20,444,564, respectively, shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into our current ATM securities offering program with JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”). On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the nine months ended September 30, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. There were no stock issuances during the nine months ended September 30, 2019.

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

On May 21, 2020, we amended and restated our revolving credit facility (the “Amended Credit Agreement”) with ING Capital LLC, as agent. The amendment provided certain relief during a temporary COVID-19 relief period of up to nine months, including expanded borrowing base capacity, flexibility within the asset coverage ratio definition to utilize an expanded base of assets to determine compliance and flexibility to utilize SEC COVID-19 relief for the calculation thereof. The Amended Credit Agreement also set out certain temporary restrictions during the COVID-19 relief period, including limiting additional indebtedness and additional investments, setting additional parameters which may cap the total amount of cash dividends payable and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. During the three months ended September 30, 2020, we exited the COVID-19 relief period.

Additionally, the Amended Credit Agreement provided for certain permanent amendments, including elimination of the liquidity covenant, reduction of the net worth requirement from $125.0 million to $110.0 million, and lowering the minimum consolidated total net assets from at least equal to $175.0 million plus 65% of the net proceeds from sales of our equity securities to at least equal to $150.0 million plus 65% of the net proceeds from sales of our equity securities. As conditions of the Amended Credit Agreement, we agreed to certain pricing considerations, including an increase in the interest rate margins (a) for LIBOR loans (which may be one-, three- or six-month, at our option), from 2.375% to 2.625%, and (b) for alternate base rate loans, from 1.375% to 1.625%. The other significant terms of the credit facility remained unchanged. We incurred expenses of $1.1 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

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

As of September 30, 2020, we had U.S. dollar borrowings of $78.6 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($20.8 million in U.S. dollars) under the revolving credit facility. As of December 31, 2019, we had U.S. dollar borrowings of $159.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($21.3 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled ($0.8) million and $0.5 million for the three and nine months ended September 30, 2020, and $0.6 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.1% and 4.0%, respectively.

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

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of September 30, 2020, MRCC SBIC had $19.1 million in cash and $137.3 million in investments at fair value. As of December 31, 2019, MRCC SBIC had $27.4 million in cash and $134.0 million in investments at fair value.

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

As of both September 30, 2020 and December 31, 2019, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2020, totaled $5.3 million ($0.25 per share) and $17.7 million ($0.85 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2019, totaled $7.2 million ($0.35 per share) and $21.5 million ($1.05 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions was determined as of September 30, 2020 and 2019, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and NLV in accordance with the respective ownership interests. As of both September 30, 2020 and December 31, 2019, we and NLV each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2020 and December 31, 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both September 30, 2020 and December 31, 2019, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both September 30, 2020 and December 31, 2019, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and nine months ended September 30, 2020, we received $1.1 million and $3.2 million of dividend income from our LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2019, we received $1.1 million and $2.7 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2020 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2020, SLF incurred $51 thousand and $157 thousand respectively, of allocable expenses. For the three and nine months ended September 30, 2019, SLF incurred $51 thousand and $144 thousand respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of September 30, 2020 and December 31, 2019, SLF had total assets at fair value of $216.7 million and $245.5 million, respectively. As of September 30, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million. As of December 31, 2019, SLF had no portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2020 and December 31, 2019, SLF had $2.1 million and $4.9 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Senior secured loans (1)	221,229	243,778
Weighted average current interest rate on senior secured loans (2)	5.8%	7.0%
Number of borrowers in SLF	59	64
Largest portfolio company investment (1)	6,808	6,860
Total of five largest portfolio company investments (1)	27,103	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,779	$2,666
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,853	1,778
Trident Maritime SH, Inc.	L+5.50%	6.50%	6/4/2024	4,412	4,346
Trident Maritime SH, Inc. (Revolver) (d)	L+5.50%	6.50%	6/4/2024	340	—
				9,384	8,790
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,731	1,705
Truck-Lite Co., LLC (Delayed Draw) (d)	L+6.25%	7.25%	12/14/2026	256	—
Wheel Pros, LLC	L+4.75%	4.90%	4/4/2025	4,894	4,806
				6,881	6,511
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.22%	1/30/2026	4,913	4,661
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,664	4,559
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	101
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,938	4,715
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,955	2,827
Nuvei Technologies Corp. (c)	L+5.00%	6.00%	9/26/2025	821	823
				18,555	17,686
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	2.00% Cash/ 5.50% PIK (e)	11/10/2022	2,578	980
CBC Restaurant Corp. (Delayed Draw) (d)	L+6.50%	2.00% Cash/ 5.50% PIK (e)	11/10/2022	370	113
SW Ingredients Holdings, LLC	L+4.25%	5.25%	7/3/2025	3,666	3,629
				6,614	4,722
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,812	4,812
				4,812	4,812
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,225	1,199
				1,225	1,199
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.00%	7/11/2025	4,950	4,908
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,948	2,859
				7,898	7,767
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,770	1,455
				1,770	1,455
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.19%	9/26/2025	2,449	1,984
				2,449	1,984
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,323	3,674
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,955	2,951
Port Townsend Holdings Company, Inc.	L+4.75%	5.75%	4/3/2024	4,697	4,274
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,259	2,721
				15,234	13,620

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,574	$4,186
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,418	2,277
Offen, Inc. (Delayed Draw) (d)	L+5.00%	5.15%	6/22/2026	885	—
				7,877	6,463
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.47%	3/17/2025	2,305	2,189
LSCS Holdings, Inc.	L+4.25%	4.47%	3/17/2025	595	565
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,959	2,944
Radiology Partners, Inc.	L+4.25%	5.29%	7/9/2025	4,760	4,580
				10,619	10,278
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,266	3,266
Corel, Inc. (c)	L+5.00%	5.26%	7/2/2026	3,925	3,832
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,938	4,888
TGG TS Acquisition Company	L+6.50%	6.64%	12/12/2025	3,985	3,950
				16,114	15,936
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,218	3,817
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,327	1,839
Tait, LLC	L+5.00%	5.30%	3/28/2025	4,178	3,685
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	715
				11,492	10,056
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,373	3,925
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,938	4,638
				14,206	13,185
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,808	6,481
Stats Intermediate Holding, LLC	L+5.25%	5.40%	7/10/2026	4,963	4,900
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,914	4,349
				16,685	15,730
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,950	4,727
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,007	1,877
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	423	396
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,021	2,883
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,288	4,125
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	771	741
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	546	359
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,369	1,324
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,938	4,797
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,463	2,358
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,902	1,821
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	556	532
Output Services Group, Inc.	L+4.50%	4.69%	3/27/2024	4,877	3,625
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,913	1,597
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,950	4,795
The Kleinfelder Group, Inc.	L+4.75%	5.75%	11/29/2024	2,456	2,407
				41,430	38,364

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

September 30, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.72%	12/18/2025	4,912	$4,863
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,701	2,683
				7,613	7,546
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,801	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,910	3,900
				5,711	5,695
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.16%	5/15/2026	3,271	2,723
				3,271	2,723
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,717	1,451
				1,717	1,451
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,863	4,738
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,887	4,447
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,985	1,856
				11,735	11,041

Total Senior Secured Loan Investments					$207,014

Equity Securities
Beverage, Food & Tobacco
CBC Restaurant Corp. (warrant to purchase up to 0.4% of the equity)	—	— (f)	6/30/2027	—	$—

Total Equity Securities					$—

TOTAL INVESTMENTS					$207,014

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2020, meaning that we have ceased accruing interest income on the position.
(f)	Represents a non-income producing security.

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

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	$4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. For each such investment, we have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value	$207,014	$239,836
Cash	416	446
Restricted cash	8,680	4,226
Interest receivable	557	920
Other assets	45	41
Total assets	$216,712	$245,469
Liabilities
Revolving credit facility	$142,147	$147,232
Less: Unamortized deferred financing costs	(1,079)	(1,407)
Total debt, less unamortized deferred financing costs	141,068	145,825
Payable for open trades	—	13,940
Interest payable	312	533
Accounts payable and accrued expenses	283	346
Total liabilities	141,663	160,644
Members’ capital	75,049	84,825
Total liabilities and members’ capital	$216,712	$245,469

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Investment income:
Interest income	$3,726	$4,637	$11,990	$11,972
Total investment income	3,726	4,637	11,990	11,972
Expenses:
Interest and other debt financing expenses	1,111	1,918	4,213	5,287
Professional fees	169	214	517	554
Total expenses	1,280	2,132	4,730	5,841
Net investment income (loss)	2,446	2,505	7,260	6,131
Net gain (loss):
Net realized gain (loss)	15	—	15	—
Net change in unrealized gain (loss)	3,677	(1,005)	(10,751)	(472)
Net gain (loss)	3,692	(1,005)	(10,736)	(472)
Net increase (decrease) in members’ capital	$6,138	$1,500	$(3,476)	$5,659

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. On November 4, 2019, we amended the base management fee under the Investment Advisory Agreement, effective July 1, 2019. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2020 and December 31, 2019, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $53.2 million and $44.2 million, respectively. As of both September 30, 2020 and December 31, 2019, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt, which in turn could result in lower yields and weaker financial covenants for new assets.

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

Our Board is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or in any other situation where portfolio investments require a fair value determination. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

We generally use the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

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

Our Board determined, in good faith, the fair value of our investment portfolio as of September 30, 2020 and these valuations were determined in accordance with our valuation policy based on information known or knowable as of the valuation date. The COVID-19 pandemic is an unprecedented circumstance that materially impacts the fair value of our investments. As a result, the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

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

During the three and nine months ended September 30, 2020 and 2019, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

The SEC recently adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. We are currently assessing this Final Rule, but we believe we will no longer be an accelerated filer.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(7)	$-	$(7)
Up 100 basis points	882	623	259
Up 200 basis points	5,224	1,616	3,608
Up 300 basis points	9,840	2,610	7,230

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of September 30, 2020, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($20.8 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of September 30, 2020, we had foreign currency forward contracts in place for £0.9 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general that will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. It is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, MC Advisors and our portfolio companies.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of September 30, 2020 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn.

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

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Date: November 4, 2020	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: November 4, 2020	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation