Form 10-K
period 2020-12-31
MONROE CAPITAL Corp
filed 2021-03-02
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00866

MONROE CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-4895840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 South Wacker Drive, Suite 6400 Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MRCC	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $137.6 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2021, the registrant had 21,303,540 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

•	“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation, and its consolidated subsidiaries;

•	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;

•	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company;

•	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and

•	SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans.

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

On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $547.0 million at December 31, 2020. Our portfolio at December 31, 2020 consists of 89 different portfolio companies and holdings include senior secured, junior secured and unitranche secured debt and equity investments. As of December 31, 2020, we have borrowed $126.6 million under our revolving credit facility, we have $109.0 million in aggregate principal amount of senior unsecured notes (“2023 Notes”) outstanding and we have drawn $115.0 million in SBA debentures to finance the purchase of our assets.

Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2020, our portfolio included approximately 74.1% senior secured loans, 11.7% unitranche secured loans, 2.6% junior secured loans and 11.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 30 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2020, Monroe Capital’s investment professionals invested in over 1,400 loans and related investments in an aggregate amount of over $20.0 billion.

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

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2020, Monroe Capital had approximately $9.4 billion in assets under management. Over its seventeen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 500 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2020, Monroe Capital’s investment professionals invested in over 1,400 loans and related investments in an aggregate amount of over $20.0 billion. The senior investment team of Monroe Capital averages more than 30 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2020, our investments in the High Tech Industries; Services: Business; and Banking, Finance, Insurance & Real Estate industries represented approximately 14.9%, 14.4% and 13.3%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 130 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2020, Monroe Capital’s investment professionals invested in over 1,400 loans and related investments in an aggregate amount of over $20.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2020. Monroe Capital’s over 1,400 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Unitranche Secured Loans. We structure our unitranche secured loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche secured loans will expose us to the risks associated with second lien and subordinated loans and may limit our recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases we, together with our affiliates, are the sole or majority lender of our unitranche secured loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, or if an investment has reached its return target.

Senior Loan Fund. We have invested in SLF, which as of December 31, 2020, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $25.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2020, as well as the top ten industries in which we were invested as of December 31, 2020, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
American Community Homes, Inc.	$24,271	4.4%
HFZ Capital Group, LLC (1)	18,600	3.4
Stratus Unlimited, LLC	16,461	3.0
RPL Bidco Limited	16,206	3.0
Midwest Composite Technologies, LLC	15,992	2.9
IT Global Holding, LLC	14,320	2.6
Mnine Holdings, Inc.	12,356	2.3
Newforma, Inc.	11,899	2.2
Priority Ambulance, LLC	11,839	2.2
MC Asset Management (Industrial), LLC (2)	11,579	2.1
	$153,523	28.1%

(1)	Includes the associated investment in MC Asset Management (Corporate), LLC.
(2)	HFZ Capital Group, LLC and MC Asset Management (Industrial), LLC are affiliated entities. See Note 5 to the consolidated financial statements for additional information.

Industry	Fair Value of Investments	Percentage of Total Investments
High Tech Industries	$81,417	14.9%
Services: Business	78,584	14.4
Banking, Finance, Insurance & Real Estate	72,627	13.3
Healthcare & Pharmaceuticals	37,815	6.9
Media: Advertising, Printing & Publishing	31,553	5.8
Chemicals, Plastics & Rubber	27,754	5.1
Services: Consumer	25,306	4.6
Beverage, Food & Tobacco	20,676	3.8
Consumer Goods: Durable	18,893	3.4
Retail	18,443	3.4
	$413,068	75.6%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with six offices in the United States. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

Monitoring. We benefit from the portfolio management system in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments with the support of junior portfolio management staff. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process, developed by Monroe Capital, has daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	428,554	78.4
3	92,001	16.8
4	19,844	3.6
5	5,048	0.9
Total	$547,039	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

We are subject to risks relating to our business and structure

•	We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

•	There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

•	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•	The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

•	The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

•	MRCC SBIC, as an SBIC, is limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our ability to be subject to taxation as a RIC.

•	Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

•	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

•	Each of MC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•	We incur significant costs as a result of being a publicly traded company.

•	We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

We are subject to risks relating to our investments

•	The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

•	We are currently operating in a period of capital markets disruption and economic uncertainty.

•	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may decline over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

•	Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•	The lack of liquidity in our investments may adversely affect our business.

•	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

•	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

•	Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

•	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

•	We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

•	Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	We may be subject to risks associated with syndicated loans.

•	We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.

•	We may not realize gains from our equity investments.

•	We are currently operating in a period of capital markets disruption and economic uncertainty.

We are subject to risks relating to our securities

•	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

•	If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

•	Investing in our common stock may involve an above-average degree of risk.

•	Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value.

•	The market price of our securities may fluctuate significantly.

•	The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

•	The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

•	The indenture under which the 2026 Notes are issued contains limited protection for holders of the 2026 Notes.

•	An active trading market for the 2026 Notes may not develop or be sustained, which could limit the market price of the 2026 Notes or the ability to sell them.

•	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

•	We may choose to redeem the 2026 Notes when prevailing interest rates are relatively low.

•	A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our securities, if any, could cause the liquidity or market value of the 2026 Notes to decline significantly.

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

On November 4, 2019, our Board approved a change to the Investment Advisory Agreement to amend the base management fee structure. Effective July 1, 2019, the base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to our exemptive relief with respect to MRCC SBIC’s SBA debentures. This change has the effect of reducing our base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2020, 2019 and 2018, we incurred $3.3 million, $3.5 million and $3.4 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.3 million, $1.3 million and $1.3 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on July 30, 2020, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

•	Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.

•	The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other BDCs.

•	Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed BDCs. Our Board concluded that MC Advisors was delivering results consistent with our investment objective over the most recently completed period.

•	Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. Our Board generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, we may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. We generally consider our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, we consider fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, we will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2020, 2019 and 2018, we recorded $0.4 million, $10 thousand and $11 thousand on our consolidated statements of operations for U.S. federal excise taxes.

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

In order to prevent our receipt of income that would not satisfy the 90% Income Test, we have established and may establish additional special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income taxes and other taxes, and therefore would be expected to achieve a reduced after-tax yield.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, for debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income will continue to constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued are included in our investment company taxable income in the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Gain or loss realized from warrants as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

Although we do not expect to do so, we are authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for U.S. federal income tax and the 4% federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure to Qualify as a RIC” below for more information.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effects of these provisions.

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

The SBIC license allows our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC or the SBA exercises its remedies under the SBA debentures issued to MRCC SBIC upon an event of default.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another fund advised by MC Advisors to invest in different securities of the same issuer, MC Advisors will need to decide which fund will proceed with the investment. Moreover, except in certain circumstances, we are unable to invest in any issuer in which another fund advised by MC Advisors has previously invested.

On October 15, 2014, we, along with MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by MC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2020, affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of December 31, 2020 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of December 31, 2020 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and may continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

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

The U.S. capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses have also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic continues, the potential impacts, including a global, regional or other economic recession, remain uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a long-term world-wide economic downturn.

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

Additionally, the disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in nine closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for the private BDC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

In addition, one of the effects of the COVID-19 pandemic was a decrease in the number of new investment opportunities in U.S. middle market companies during 2020. While we have seen the volume of new investment opportunities increase in the second half of 2020, we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012, have qualified in each taxable year since, and intend to qualify annually hereafter; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting corporate U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 17, 2021. We may seek further stockholder approval to sell shares below net asset value in the future.

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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-31.02%	-18.54%	-6.06%	6.42%	18.90%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $585.1 million in total assets, $350.7 million in debt outstanding, of which $235.6 million is senior securities outstanding, $234.4 million in net assets and an average cost of funds of 4.05%, which was the weighted average interest rate of borrowing on our revolving credit facility, SBA debentures and 2023 Notes as of December 31, 2020. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total portfolio assets of at least 2.43%.

The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2020, the majority of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. Amounts drawn under our revolving credit facility also currently bear interest at LIBOR plus a margin.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, in November 2020, ICE Benchmark Administration Limited (“IBA”), the LIBOR administrator, announced that it will consult on its intention to cease the publication of all British pound, euro, Swiss franc and Japanese yen LIBOR settings and on its intention to cease the publication of the one-week and two-month U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. This announcement is viewed as an effective extension of the end of USD LIBOR. Concurrently with each IBA announcement, the FCA published statements in support of the IBA announcements, including IBA’s proposed extension of the publication of most USD LIBOR tenors, noting that the extension would provide time to address the legacy contracts that reference USD LIBOR.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate our revolving credit facility and the credit agreements extending beyond 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million (as amended June 21, 2018), whichever is less. For two or more SBICs under common control (commonly referred to as a “family of funds”), the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. If MRCC SBIC borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that our Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

There is uncertainty surrounding potential legal, regulatory, tax and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

Risks Related to Our Investments

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.

Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, MC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, MC Advisors, a portfolio company or a counterparty to us, MC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies.

These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of MC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, MC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically.

Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

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

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

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

Our portfolio may be exposed in part to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, including the effects of the COVID-19 pandemic, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

As of December 31, 2020, our investments in the High Tech Industries; Services: Business; and Banking, Finance, Insurance & Real Estate industries represented approximately 14.9%, 14.4% and 13.3%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2020, PIK interest and PIK dividends comprised approximately 14.3% and 0.3% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Leveraged companies may experience bankruptcy or similar financial distress, and the risk of these events has been significantly increased by the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout often raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash pursuant to such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal federal ordinary income tax rate is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains currently at a maximum federal tax rate of 20%.

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

Risks Related to the 2026 Notes

The 4.75% Notes due 2026 (the “2026 Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2026 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of December 31, 2020, we had $126.6 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.

 The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including MRCC SBIC. As of December 31, 2020, our subsidiaries had total indebtedness outstanding of $115.0 million. Certain of these entities (excluding MRCC SBIC) currently serve as guarantors under our revolving credit facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.

The indenture under which the 2026 Notes are issued contains limited protection for holders of the 2026 Notes.

The indenture under which the 2026 Notes are issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investments in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2026 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act were currently applicable to us, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and the 2026 Notes do not protect holders of the 2026 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2026 Notes) and take a number of other actions that are not limited by the terms of the 2026 Notes may have important consequences for you as a holder of the 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes or negatively affecting the market value of the 2026 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2026 Notes.

The 2026 Notes may or may not have an established trading market. If a trading market in the 2026 Notes is developed, it may not be maintained.

The 2026 Notes may or may not have an established trading market. If a trading market in the 2026 Notes is developed, it may not be maintained. If the 2026 Notes are traded, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. Accordingly, we cannot assure you that a liquid trading market has been or will develop for the 2026 Notes, that you will be able to sell your 2026 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the 2026 Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

As of December 31, 2020, we had approximately $126.6 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the 2026 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the lenders under the revolving credit facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2026 Notes and our other debt. If we breach our covenants under the revolving credit facility or any of our other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders thereof. If this occurs, we would be in default under the revolving credit facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the revolving credit facility, could proceed against the collateral securing the debt. Because the revolving credit facility has, and any future credit facilities will likely have, customary cross-default provisions, if we have a default under the terms of the 2026 Notes, the obligations under the revolving credit facility or any future credit facility may be accelerated and we may be unable to repay or finance the amounts due.

We may choose to redeem the 2026 Notes when prevailing interest rates are relatively low.

The 2026 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the 2026 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2026 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2026 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2026 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2026 Notes as the optional redemption date or period approaches.

We may not be able to repurchase the 2026 Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the 2026 Notes upon certain change in control events described in the indentures under which the 2026 Notes were issued (each, a “Change of Control Repurchase Event”) because we may not have sufficient funds. We would not be able to borrow under our revolving credit facility to finance such a repurchase of the 2026 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes may require us to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our revolving credit facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our revolving credit facility at that time and to terminate our revolving credit facility. In this regard, the occurrence of a Change of Control Repurchase Event enabling the holders of the 2026 Notes to require the mandatory purchase of the 2026 Notes will constitute an event of default under our revolving credit facility, entitling the lenders to accelerate any indebtedness outstanding under our revolving credit facility at that time and to terminate our revolving credit facility. As a result, we may not be able to comply with our obligations under the Change of Control Repurchase Event provisions of the indenture governing the 2026 Notes unless we were to obtain the consent of the lenders under the revolving credit facility or find another means to do so. Our and our subsidiaries’ future financing facilities may contain similar restrictions and provisions. Our failure to purchase such tendered 2026 Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2026 Notes and a cross-default under the agreements governing the revolving credit facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2026 Notes exercise their right to require us to repurchase 2026 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the 2026 Notes or change in the debt markets could cause the liquidity or market value of the 2026 Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2026 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2026 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of 2026 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes.

General Risk Factors

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

A data breach could negatively impact our business and result in significant penalties.

MC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and MC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on MC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.

Breach of these laws could result in significant financial penalties for MC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, MC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While MC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that MC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject MC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; and Boston, Massachusetts. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.

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

HOLDERS

As of March 1, 2021, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

PERFORMANCE GRAPH

The following graph compares the return on our common stock from December 31, 2015 to December 31, 2020 with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2015, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Price Range of Common Stock and Distributions

Our common stock began trading on The Nasdaq Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. Our common stock is now traded on the Nasdaq Global Select Market. Our common stock has historically traded both above and below net asset value (“NAV”).

The following table sets forth the high and low closing sales prices of our common stock, the closing sales price as a percentage of our NAV and the distributions declared by us since January 1, 2019:

		Closing Sales Price		Premium (Discount) of High Sales Price to	Premium (Discount) of Low Sales Price to	Declared
	NAV(1)	High	Low	NAV(2)	NAV(2)	Distributions(3)(4)
Year ending December 31, 2020
Fourth Quarter	$11.00	$9.40	$6.45	(14.5)%	(41.4)%	$0.25
Third Quarter	$10.83	$7.61	$6.17	(29.7)%	(43.0)%	$0.25
Second Quarter	$10.37	$8.81	$6.01	(15.0)%	(42.0)%	$0.25
First Quarter	$10.04	$12.07	$4.90	20.2%	(51.2)%	$0.35
Year ending December 31, 2019
Fourth Quarter	$12.20	$11.86	$10.09	(2.8)%	(17.3)%	$0.35
Third Quarter	$12.34	$11.83	$9.99	(4.1)%	(19.0)%	$0.35
Second Quarter	$12.52	$12.47	$11.29	(0.4)%	(9.8)%	$0.35
First Quarter	$12.67	$13.25	$9.58	4.6%	(24.4)%	$0.35

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated by taking the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.
(3)	Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”
(4)	Our management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. There was no return of capital for tax purposes for the years ended December 31, 2020 or 2019.

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

	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Total investment income	$61,581	$68,193	$58,384	$51,107	$45,018
Base management fees, net of base management fee waiver (1)	9,377	10,780	8,879	7,726	6,347
Incentive fees, net of incentive fee waiver (2)	—	4,429	1,751	5,378	5,504
All other expenses	21,446	23,933	15,843	11,899	9,982
Net investment income before income taxes	30,758	29,051	31,911	26,104	23,185
Income taxes, including excise taxes	370	17	11	100	679
Net investment income	30,388	29,034	31,900	26,004	22,506
Net realized gain (loss)	2,521	(925)	(30,030)	(372)	587
Net change in unrealized gain (loss)	(31,263)	(8,895)	3,978	(13,480)	1,272
Net increase (decrease) in net assets resulting from operations	$1,646	$19,214	$5,848	$12,152	$24,365
Per share data (basic and diluted):
Net asset value	$11.00	$12.20	$12.66	$13.77	$14.52
Net investment income	1.45	1.42	1.57	1.40	1.55
Net realized gain (loss)	0.12	(0.05)	(1.48)	(0.03)	0.04
Net change in unrealized gain (loss)	(1.49)	(0.43)	0.20	(0.72)	0.09
Net increase (decrease) in net assets resulting from operations	$0.08	$0.94	$0.29	$0.65	$1.68
Distributions declared:
From net investment income	$1.10	$1.40	$1.40	$1.37	$1.40
From capital gains	—	—	—	0.03	—
Total distributions declared	$1.10	$1.40	$1.40	$1.40	$1.40
Consolidated statements of assets and liabilities data at year end:
Investments, at fair value	$547,039	$616,231	$553,621	$494,138	$412,920
Cash	6,769	2,234	3,744	4,332	5,958
Restricted cash	25,657	27,409	13,982	2,867	2,373
Other assets	5,658	9,184	8,482	6,095	3,294
Total assets	585,123	655,058	579,829	507,432	424,545
Total debt, less unamortized deferred financing costs	343,507	396,241	313,764	221,942	177,869
Other liabilities	7,182	9,460	7,298	6,791	5,826
Total liabilities	350,689	405,701	321,062	228,733	183,695
Total net assets	$234,434	$249,357	$258,767	$278,699	$240,850
Other data:
Total return based on market value (3)	(13.9)%	27.7%	(21.7)%	(1.8)%	29.0%
Total return based on average net asset value (4)	0.7%	7.5%	2.2%	4.6%	11.7%
Weighted average annualized effective yield at year end (5)	7.7%	8.9%	10.0%	10.0%	9.6%
Number of portfolio company investments at year end	89	81	74	72	70
Purchases of investments for the year	$143,358	$230,605	$240,420	$264,393	$147,780
Principal payments, sales of investments and settlement of forward contracts for the year	$194,555	$166,092	$159,161	$173,446	$81,446

(1)	During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, MC Advisors voluntarily waived base management fee of $430, zero, zero, zero and zero, respectively.
(2)	During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, MC Advisors waived part one incentive fees (based on net investment income) of $712, $1,182, zero, $308 and $273, respectively.

(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under our dividend reinvestment plan (“DRIP”). Total return based on market value does not reflect brokerage commissions.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets from operations by the average net asset value.
(5)	The weighted average annualized effective yield on portfolio investments at year end is computed by dividing (a) interest income on debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments on non-accrual status acquired for no cost in a restructuring) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 7.5%, 8.7%, 9.8%, 10.0% and 9.6% as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by investors.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2020, our portfolio included approximately 74.1% senior secured loans, 11.7% unitranche secured loans, 2.6% junior secured loans and 11.6% equity securities, compared to December 31, 2019, when our portfolio included approximately 77.1% senior secured loans, 12.4% unitranche secured loans, 2.2% junior secured loans and 8.3% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Investment income

We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income are recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service has been completed.

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

 Portfolio and Investment Activity

During the year ended December 31, 2020, we invested $73.1 million in 18 new portfolio companies and $70.3 million in 39 existing portfolio companies and had $194.6 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $51.2 million for the year.

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

The following table shows portfolio yield by security type:

	December 31, 2020		December 31, 2019
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.1%	8.1%	8.9%	8.9%
Unitranche secured loans	6.3	6.5	9.3	9.8
Junior secured loans	7.6	7.6	9.1	9.1
Preferred equity securities	1.4	1.4	0.5	0.5
Total	7.7%	7.7%	8.8%	8.9%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.6% in total as of December 31, 2019.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.8% for junior secured loans and 8.7% in total as of December 31, 2019. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

 The following table shows the composition of our investment portfolio (in thousands):

	December 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$405,224	74.1%	$475,157	77.1%
Unitranche secured loans	64,040	11.7	76,247	12.4
Junior secured loans	14,592	2.6	13,676	2.2
LLC equity interest in SLF	39,284	7.2	42,412	6.9
Equity securities	23,899	4.4	8,739	1.4
Total	$547,039	100.0%	$616,231	100.0%

Our portfolio composition remained relatively consistent with December 31, 2019 with a slight increase in equity securities due to additional equity investments and restructurings during the year. The decrease in total contractual and effective yields on the portfolio was primarily attributed to general decreases in LIBOR and moving additional investments to non-accrual status during the year ended December 31, 2020.

The following table shows our portfolio composition by industry (in thousands):

	December 31, 2020		December 31, 2019
Fair Value:
Automotive	$9,637	1.8%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	72,627	13.3	76,351	12.4
Beverage, Food & Tobacco	20,676	3.8	15,634	2.5
Capital Equipment	13,750	2.5	—	—
Chemicals, Plastics & Rubber	27,754	5.1	29,509	4.8
Construction & Building	16,809	3.0	30,887	5.0
Consumer Goods: Durable	18,893	3.4	21,237	3.4
Consumer Goods: Non-Durable	13,027	2.4	20,365	3.3
Containers, Packaging & Glass	4,997	0.9	8,377	1.4
Energy: Oil & Gas	—	—	4,306	0.7
Environmental Industries	13,168	2.4	12,001	1.9
Healthcare & Pharmaceuticals	37,815	6.9	62,727	10.2
High Tech Industries	81,417	14.9	90,385	14.7
Hotels, Gaming & Leisure	1,771	0.3	—	—
Investment Funds & Vehicles	39,284	7.2	42,412	6.9
Media: Advertising, Printing & Publishing	31,553	5.8	26,333	4.3
Media: Broadcasting & Subscription	2,227	0.4	1,491	0.2
Media: Diversified & Production	6,811	1.2	10,652	1.7
Retail	18,443	3.4	16,998	2.8
Services: Business	78,584	14.4	108,704	17.6
Services: Consumer	25,306	4.6	22,051	3.6
Telecommunications	1,100	0.2	—	—
Wholesale	11,390	2.1	8,024	1.3
Total	$547,039	100.0%	$616,231	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	428,554	78.4
3	92,001	16.8
4	19,844	3.6
5	5,048	0.9
Total	$547,039	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2019 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	517,597	84.0
3	83,701	13.6
4	13,899	2.2
5	1,034	0.2
Total	$616,231	100.0%

As of December 31, 2020, we had 12 borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, California Pizza Kitchen, Inc., Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”) last out term loan and third lien tranches, Luxury Optical Holdings Co. (“LOH”), NECB Collections, LLC, Parterre Flooring & Surface Systems, LLC, SHI Holdings, Inc., The Worth Collection, Ltd. (“Worth”), Toojay’s Management, LLC and Valudor Products, LLC preferred equity), and these investments totaled $22.3 million in fair value, or 4.1% of our total investments at fair value. As of December 31, 2019, we had six borrowers with loans or preferred equity securities on non-accrual status (Curion, ECA, Incipio third lien tranches, LOH, Rockdale Blackhawk, LLC pre-petition debt, (“Rockdale”), and Worth), and these investments totaled $34.1 million in fair value, or 5.5% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings during the year ended December 31, 2018 for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2020(1)	2019	2018
Total investment income	$61,581	$68,193	$58,384
Total expenses, net of fee waivers	30,823	39,142	26,473
Net investment income before income taxes	30,758	29,051	31,911
Income taxes, including excise taxes	370	17	11
Net investment income	30,388	29,034	31,900
Net realized gain (loss) on investments	2,551	(933)	(30,014)
Net realized gain (loss) on foreign currency forward contracts	(16)	12	(3)
Net realized gain (loss) on foreign currency and other transactions	(14)	(4)	(13)
Net realized gain (loss)	2,521	(925)	(30,030)
Net change in unrealized gain (loss) on investments	(30,559)	(8,002)	2,939
Net change in unrealized gain (loss) on foreign currency forward contracts	(54)	(75)	16
Net change in unrealized gain (loss) on foreign currency and other transactions	(650)	(818)	1,023
Net change in unrealized gain (loss)	(31,263)	(8,895)	3,978
Net increase (decrease) in net assets resulting from operations	$1,646	$19,214	$5,848

(1)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. Our share of the net proceeds from the award exceeded the contractual obligations due to us as a result of our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, we received $33.1 million as an initial payment of proceeds from the legal proceedings from the Estate, of which $19.5 million was recorded as a reduction in the cost basis of our investment in Rockdale, $3.9 million was recorded as the collection of previously accrued interest, $7.4 million was recorded as investment income for previously unaccrued interest and fees and $2.3 million was recorded as realized gains. Additionally, as an offset, we recorded net change in unrealized (loss) of ($8.2) million primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with our investment in Rockdale was $1.9 million during the year ended December 31, 2020. As of December 31, 2020, we have a remaining investment in Rockdale associated with residual proceeds currently expected from the Estate of $1.6 million.

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Interest income	$42,640	$54,254	$48,195
PIK interest income	8,776	5,538	2,247
Dividend income (1)	4,557	4,110	2,567
Fee income	3,222	1,926	2,024
Prepayment gain (loss)	1,133	883	1,088
Accretion of discounts and amortization of premium	1,253	1,482	2,263
Total investment income	$61,581	$68,193	$58,384

(1)	During the years ended December 31, 2020, 2019 and 2018, includes PIK dividends of $157, $54 and $819, respectively.

The decrease in investment income of $6.6 million during the year ended December 31, 2020 is primarily the result of declines in the effective rate on the portfolio driven by decreases in LIBOR, the placement of additional investments on non-accrual status and a decrease in average outstanding loan balances, partially offset by $7.4 million of interest and fee income associated with our investment in Rockdale that had not been recorded prior to the initial payment from the Estate. The increase in investment income of $9.8 million during the year ended December 31, 2019 is primarily the result of an increase in interest income due to an increase in average outstanding loan balances (tempered by a decline in the weighted average portfolio yield) and an increase in dividend income from our investment in SLF, partially offset by a decline in the weighted average portfolio yield and a decrease in accretion of discounts and amortization of premium.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Interest and other debt financing expenses	$17,989	$20,268	$12,270
Base management fees, net of base management fee waiver (1)	9,377	10,780	8,879
Incentive fees, net of incentive fee waiver (2)	—	4,429	1,751
Professional fees	1,023	1,209	1,172
Administrative service fees	1,300	1,309	1,327
General and administrative expenses	989	991	931
Directors’ fees	145	156	143
Total expenses, net of incentive fee waiver	$30,823	$39,142	$26,473

(1)	Base management fees for the year ended December 31, 2020, 2019 and 2018 were $9,807, $10,780 and $8,879, respectively, and MC Advisors elected to voluntarily waive $430, zero and zero, respectively, of these base management fees.
(2)	During the years ended December 31, 2020, 2019 and 2018, MC Advisors waived part one incentive fees (based on net investment income) of $712, $1,182 and zero, respectively. Incentive fees during the years ended December 31, 2020, 2019 and 2018 were limited by $5,012, $1,081 and $4,979 due to the Incentive Fee Limitation, respectively. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Interest expense – revolving credit facility	$5,594	$8,710	$5,845
Interest expense – 2023 Notes	6,270	5,756	1,201
Interest expense – SBA debentures	3,944	3,933	3,814
Amortization of deferred financing costs	2,181	1,869	1,410
Total interest and other debt financing expenses	$17,989	$20,268	$12,270
Average debt outstanding	370,904	397,503	243,929
Average stated interest rate	4.2%	4.5%	4.4%

The decrease in expenses of $8.3 million during the year ended December 31, 2020 is primarily the result of a decrease in incentive fees due to a larger Incentive Fee Limitation during the year ended December 31, 2020, a decrease in interest expense on our revolving credit facility as a result of lower average debt outstanding and a reduction in LIBOR and a decline in management fees due to a decrease in average portfolio size. Additionally, MC Advisors voluntarily waived base management fees of $0.4 million during the year ended December 31, 2020. The increase in expenses of $12.7 million during the year ended December 31, 2019 is primarily due to an increase in interest expense as a result of additional borrowings on our various financing sources (primarily the $109.0 million in aggregate principal amount of senior unsecured notes (“2023 Notes”) and revolving credit facility) to support the larger average portfolio size, an increase in base management fees due to the growth in invested assets, and an increase in incentive fees primarily due to the larger Incentive Fee Limitation during the year ended December 31, 2018.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2020, 2019 and 2018, we recorded a net expense on the consolidated statements of operations of $0.4 million, $10 thousand, and $11 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2020, 2019 and 2018, we recorded a net tax expense on the consolidated statements of operations of $2 thousand, $7 thousand and zero, respectively, for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2020, 2019 and 2018, we had sales or dispositions of investments of $32.4 million, $1.7 million and $14.0 million, respectively, resulting in $2.6 million, ($0.9) million and ($30.0) million of net realized gain (loss), respectively. During 2020, $2.3 million of the net realized gain was attributable to our investment in Rockdale.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2020, 2019 and 2018, we had ($16) thousand, $12 thousand and ($3) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2020, 2019 and 2018, we had ($14) thousand, ($4) thousand and ($13) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2020, 2019 and 2018, our investments had ($30.6) million, ($8.0) million and $2.9 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year.

During the year ended December 31, 2020, our operating results were negatively impacted by the uncertainty surrounding the COVID-19 pandemic which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio.  We estimate approximately ($20.9) million of the net unrealized losses were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. We also recorded ($8.4) million of net change in unrealized (loss) as a result of the reversal of previously recorded unrealized gains associated with the collection of proceeds from Rockdale. The fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known. Additionally, we estimate that the remainder of the net unrealized losses during the year ended December 31, 2020, were attributable to broad market movements and widening of credit spreads. This includes net unrealized losses of ($3.1) million attributable to our investment in the SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of our portfolio.

The net change in unrealized gain (loss) during the year ended December 31, 2019 was primarily attributable to mark-to-market losses on our portfolio, including most significantly unrealized losses on our investment in Worth of ($7.4) million. This was partially offset by mark-to-market gains on our investment in Rockdale of $11.8 million.

For the years ended December 31, 2020, 2019 and 2018, our foreign currency forward contracts had ($54) thousand, ($75) thousand, and $16 thousand of net change in unrealized gain (loss), respectively. For the years ended December 31, 2020, 2019 and 2018, our foreign currency borrowings had ($0.7) million, ($0.8) million and $1.0 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2020, 2019 and 2018, the net increase (decrease) in net assets from operations was $1.6 million, $19.2 million and $5.8 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2020, 2019 and 2018, our per share net increase (decrease) in net assets resulting from operations was $0.08, $0.94 and $0.29, respectively. The $17.6 million decrease during the year ended December 31, 2020, is primarily the result of a comparative increase in net mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income. The $13.4 million increase during the year ended December 31, 2019, is primarily the result of a comparative decrease in net mark-to-market losses on investments in the portfolio, partially offset by a decrease in net investment income.

Liquidity and Capital Resources

As of December 31, 2020, we had $6.8 million in cash, $25.7 million in cash at MRCC SBIC, $126.6 million of total debt outstanding on our revolving credit facility, $109.0 million in 2023 Notes and $115.0 million in outstanding SBA debentures. We had $128.4 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020 and December 31, 2019, our asset coverage ratio based on aggregate borrowings outstanding was 200% and 183%, respectively.

Cash Flows

For the year ended December 31, 2020, we experienced a net increase (decrease) in cash and restricted cash of $2.8 million. During the same period operating activities provided $74.9 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $72.1 million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by proceeds from shares issued under the at-the-market (“ATM”) securities offering program.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below NAV per share for a period of one year, subject to certain limitations. On June 17, 2020, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2020 and 2019, we had 21,303,540 and 20,444,564, respectively, shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into ATM equity distribution agreements with each of FBR Capital Markets & Co. (“FBR”) and JMP Securities LLC (“JMP”) (the “ATM Program”) through which we could sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2018, we sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2.5 million under the ATM Program. Aggregate underwriters’ discounts and commissions were $38 thousand and offering costs were $79 thousand, resulting in net proceeds of approximately $2.4 million. There were no stock issuances during the year ended December 31, 2019. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million.

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

On May 21, 2020, we amended our revolving credit facility (the “Amended Credit Agreement”) with ING Capital LLC, as agent. The amendment provided certain relief during a temporary COVID-19 relief period of up to nine months, including expanded borrowing base capacity, flexibility within the asset coverage ratio definition to utilize an expanded base of assets to determine compliance and flexibility to utilize SEC COVID-19 relief for the calculation thereof. The Amended Credit Agreement also set out certain temporary restrictions during the COVID-19 relief period, including limiting additional indebtedness and additional investments, setting additional parameters which may cap the total amount of cash dividends payable and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. During the three months ended September 30, 2020, we exited the COVID-19 relief period.

Additionally, the Amended Credit Agreement provided for certain permanent amendments, including elimination of the liquidity covenant, reduction of the net worth requirement from $125.0 million to $110.0 million, and lowering the minimum consolidated total net assets from at least equal to $175.0 million plus 65% of the net proceeds from sales of our equity securities to at least equal to $150.0 million plus 65% of the net proceeds from sales of our equity securities. As conditions of the Amended Credit Agreement, we agreed to certain pricing considerations, including an increase in the interest rate margins (a) for LIBOR loans (which may be one-, three- or six-month, at our option), from 2.375% to 2.625%, and (b) for alternate base rate loans, from 1.375% to 1.625%. The other significant terms of the credit facility remained unchanged. We incurred expenses of $1.2 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

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

As of December 31, 2020, we had U.S. dollar borrowings of $104.6 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.0 million in U.S. dollars) under the revolving credit facility. As of December 31, 2019, we had U.S. dollar borrowings of $159.0 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($21.3 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled ($0.7) million, ($0.8) million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of December 31, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.2% and 4.0%, respectively.

2023 Notes: As of December 31, 2020, we had $109.0 million in aggregate principal amount of senior unsecured notes outstanding that mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. We may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness. The 2023 Notes were listed on The Nasdaq Global Select Market under the trading symbol MRCCL. See Note 14 to our consolidated financial statements and “Recent Developments” for additional information.

SBA Debentures: On February 28, 2014, our wholly-owned subsidiary, MRCC SBIC, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over our stockholders in the event we liquidate MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of December 31, 2020, MRCC SBIC had $25.7 million in cash and $131.2 million in investments at fair value. As of December 31, 2019, MRCC SBIC had $27.4 million in cash and $134.0 million in investments at fair value.

As of both December 31, 2020 and 2019, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

See Note 14 to our consolidated financial statements and “Recent Developments” for additional information on the SBA debentures.

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the years ended December 31, 2020, 2019 and 2018 totaled $23.1 million ($1.10 per share), $28.6 million ($1.40 per share) and $28.5 million ($1.40 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.

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

MRCC Senior Loan Fund I, LLC

We co-invest with Life Insurance Company of the Southwest (“LSW”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and LSW. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both December 31, 2020 and 2019, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2020 and 2019, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both December 31, 2020 and 2019, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both December 31, 2020 and 2019, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the years ended December 31, 2020, 2019 and 2018, we received $4.4 million, $4.0 million and $1.7 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of December 31, 2020 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2020, 2019 and 2018, SLF incurred $0.2 million, $0.2 million, and $72 thousand of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of December 31, 2020 and 2019, SLF had total assets at fair value of $209.7 million and $245.5 million, respectively. As of December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1.0 million. As of December 31, 2019, SLF had no portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2020 and 2019, SLF had $0.8 million and $4.9 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Senior secured loans (1)	214,389	243,778
Weighted average current interest rate on senior secured loans (2)	5.8%	7.0%
Number of borrowers in SLF	57	64
Largest portfolio company investment (1)	6,790	6,860
Total of five largest portfolio company investments (1)	27,064	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,772	$2,685
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,848	1,790
Trident Maritime SH, Inc.	L+4.75%	5.75%	6/4/2024	4,401	4,363
Trident Maritime SH, Inc. (Revolver) (d)	L+4.75%	5.75%	6/4/2024	340	—
				9,361	8,838
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,726	1,716
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	256	254
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	3,000	2,961
				4,982	4,931
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.25%	1/30/2026	4,900	4,659
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,653	4,585
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	102
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,925	4,777
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,947	2,900
				17,689	17,023
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,117	1,031
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,656	3,647
				4,773	4,678
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,800	4,800
				4,800	4,800
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,216	1,189
				1,216	1,189
Construction & Building
ISC Purchaser, LLC	L+4.00%	5.00%	7/11/2025	4,937	4,896
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,940	2,811
				7,877	7,707
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,758	1,597
				1,758	1,597
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.23%	9/26/2025	2,442	2,149
				2,442	2,149
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,312	3,848
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,948	2,948
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,683	4,263
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,250	2,844
				15,193	13,903
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,563	4,429
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,412	2,343
Offen, Inc.	L+5.00%	5.15%	6/22/2026	885	860
				7,860	7,632
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	2,299	2,253
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	593	582
Radiology Partners, Inc.	L+4.25%	4.40%	7/9/2025	4,760	4,692
				7,652	7,527
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,257	3,257
Corel, Inc. (c)	L+5.00%	5.23%	7/2/2026	3,900	3,844
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,925	4,900
TGG TS Acquisition Company	L+6.50%	6.65%	12/12/2025	3,753	3,720
				15,835	15,721
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,207	3,878
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,321	1,979
Tait, LLC	L+5.00%	5.23%	3/28/2025	4,167	3,669
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	711
				11,464	10,237
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,362	4,133
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,906	4,653
				14,163	13,408
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,790	6,708
Stats Intermediate Holding, LLC	L+5.25%	5.47%	7/10/2026	4,950	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,871	4,335
				16,611	15,952
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,937	4,888
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,002	1,872
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	422	395
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,017	2,922
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,299	4,178
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	776	754
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	548	364
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,365	1,344
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,906	4,735
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,456	2,407
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,897	1,859
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	555	544
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,865	3,648
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,900	1,741
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,938	4,903
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,450	2,450
				41,333	39,004
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.75%	12/18/2025	4,900	4,883
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,694	2,706
				7,594	7,589
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,797	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,900	3,893
				5,697	5,688
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.15%	5/15/2026	3,262	3,050
				3,262	3,050
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,712	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	250	246
				1,962	1,886
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,850	4,802
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,875	4,533
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,980	1,851
				11,705	11,186

TOTAL INVESTMENTS					$205,695

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, we have provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2020, meaning that we have ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver)(c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, we have provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value	$205,695	$239,836
Cash	351	446
Restricted cash	2,948	4,226
Interest receivable	629	920
Other assets	43	41
Total assets	209,666	245,469
Liabilities
Revolving credit facility	131,497	147,232
Less: Unamortized deferred financing costs	(969)	(1,407)
Total debt, less unamortized deferred financing costs	130,528	145,825
Payable for open trades	—	13,940
Interest payable	294	533
Accounts payable and accrued expenses	277	346
Total liabilities	131,099	160,644
Members’ capital	78,567	84,825
Total liabilities and members’ capital	$209,666	$245,469

	For the years ended December 31,
	2020	2019	2018
Investment income:
Interest income	$15,578	$16,294	$7,288
Total investment income	15,578	16,294	7,288
Expenses:
Interest and other debt financing expenses	5,227	7,056	2,849
Organizational costs	—	—	11
Professional fees	666	718	312
Total expenses	5,893	7,774	3,172
Net investment income (loss)	9,685	8,520	4,116
Net gain (loss):
Net realized gain (loss)	(1,713)	7	7
Net change in unrealized gain (loss)	(5,429)	(781)	(85)
Net gain (loss)	(7,142)	(774)	(78)
Net increase (decrease) in members’ capital	$2,543	$7,746	$4,038

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. On November 4, 2019, we amended the base management fee under the Investment Advisory Agreement, effective July 1, 2019. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$126,559	$—	$—	$126,559	$—
2023 Notes	109,000	—	109,000	—	—
SBA debentures payable	115,000	—	—	40,000	75,000
Unfunded commitments (1)	52,252	52,252	—	—	—
Total contractual obligations	$402,811	$52,252	$109,000	$166,559	$75,000

(1)	Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2020. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2020.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2020 and 2019, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $52.3 million and $44.2 million, respectively. As of both December 31, 2020 and 2019, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Senior Securities

Information about our senior securities is shown in the following table as of December 31, 2020 and for the years indicated in the table (dollars in thousands). This annual information has been derived from our audited consolidated financial statements for each respective period, which have been audited by RSM US LLP, our independent registered public accounting firm. RSM US LLP’s report on the senior securities table as of December 31, 2020 is attached as an exhibit 99.1 of this report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Asset Market Value per Unit(4)
Revolving Credit Facility
December 31, 2020	$126,559	$1,995	—	N/A
December 31, 2019	180,294	1,862	—	N/A
December 31, 2018	136,026	2,262	—	N/A
December 31, 2017	117,092	3,380	—	N/A
December 31, 2016	129,000	2,848	—	N/A
December 31, 2015	123,700	2,462	—	N/A
December 31, 2014	82,300	2,547	—	N/A
December 31, 2013	76,000	2,644	—	N/A
December 31, 2012	55,000	2,521	—	N/A

5.75% Notes due 2023
December 31, 2020	$109,000	$1,995	—	$940	(5)
December 31, 2019	109,000	1,862	—	1,005	(5)
December 31, 2018	69,000	2,262	—	986	(5)

Secured Borrowings(6)
December 31, 2020	$—	$1,995	—	N/A
December 31, 2019	—	1,862	—	N/A
December 31, 2018	—	2,262	—	N/A
December 31, 2017	—	3,380	—	N/A
December 31, 2016(7)	1,320	2,848	—	N/A
December 31, 2015(8)	2,535	2,462	—	N/A
December 31, 2014(9)	4,134	2,547	—	N/A
December 31, 2013(10)	7,997	2,644	—	N/A
December 31, 2012	—	2,521	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit (including for the 5.75% Notes due 2023, which were issued in $25 increments). On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our asset coverage test under the 1940 Act.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)	Not applicable, except for with respect to the 5.75% Notes due 2023, as the other senior securities are not registered for public trading.
(5)	The average market value for the 5.75% Notes due 2023 is calculated as the average daily closing prices of such notes on the Nasdaq Global Select Market for the years ended December 31, 2020, 2019 and 2018, as applicable, divided by the par value per unit of such notes. This average market value is multiplied by $1,000 to determine the Average Market Value per Unit.
(6)	Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. Amounts presented in this table represent the par amount outstanding.
(7)	The secured borrowings have a weighted average stated interest rate of 6.26%, a weighted average years to maturity of 1.0 year and a fair value as of December 31, 2016 of $1,314.
(8)	The secured borrowings have a weighted average stated interest rate of 5.75%, a weighted average years to maturity of 2.0 years and a fair value as of December 31, 2015 of $2,476.
(9)	The secured borrowings have a weighted average stated interest rate of 5.45%, a weighted average years to maturity of 3.0 years and a fair value as of December 31, 2014 of $4,008.
(10)	The secured borrowings have a weighted average stated interest rate of 4.33%, a weighted average years to maturity of 4.0 years and a fair value as of December 31, 2013 of $7,943.

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

Recent Developments

On January 15, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) by and among us, MC Advisors, MC Management and Raymond James & Associates, Inc., as representative of the several underwriters, in connection with the issuance and sale (the “Offering”) of $130.0 million aggregate principal amount of 4.75% Notes due 2026 (the “2026 Notes”). The Offering closed on January 25, 2021. In connection with the closing of the Offering, we and U.S. Bank National Association, as trustee (the “Trustee”), entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture, dated September 12, 2018, between us and the Trustee (together with the Second Supplemental Indenture, the “Indenture”). The Second Supplemental Indenture relates to our issuance, offer and sale of the 2026 Notes.

The 2026 Notes are due February 15, 2026. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option, at a redemption price (as determined by us) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the Second Supplemental Indenture) plus 50 basis points; provided, however, that if we redeem any Notes on or after November 15, 2025 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Indenture contains certain covenants, including covenants requiring us to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC and certain other exceptions, and to provide financial information to the holders of the 2026 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

On January 19, 2021, we announced that we would redeem all of our outstanding 2023 Notes on February 18, 2021 (the “Redemption Date”). The redemption price for the 2023 Notes equaled 100% of the $109.0 million aggregate principal amount of the 2023 Notes being redeemed, plus accrued and unpaid interest otherwise payable for the current quarterly interest period accrued to, and including, the Redemption Date. The 2023 Notes were delisted from the Nasdaq Global Select Market, in conjunction with the redemption.

On March 1, 2021, we made a repayment of $28.1 million in SBA debentures using the restricted cash at MRCC SBIC.

On March 2, 2021, our Board declared a quarterly distribution of $0.25 per share payable on March 31, 2021 to holders of record on March 16, 2021.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;

•	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

As of December 31, 2020, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the years ended December 31, 2020, 2019 and 2018, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700 million in public float, and (2) annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. We have assessed this Final Rule, and we are no longer categorized as an accelerated filer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risk Factors – Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our SBA debentures and the 2023 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions. See “Risk Factors – Risks Relating to Our Business and Structure – The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes” for more information regarding risks associated with our portfolio loans and borrowings that utilize LIBOR as a reference rate.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(4)	$(6)	$2
Up 100 basis points	814	796	18
Up 200 basis points	5,337	2,062	3,275
Up 300 basis points	10,116	3,328	6,788

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

We may also have exposure to foreign currencies (currently the Great Britain pound) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of December 31, 2020, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.0 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of December 31, 2020, we had foreign currency forward contracts in place for £1.0 million associated with future interest payments on certain investments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

FEES AND EXPENSES

The following table is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and actual amounts and percentages may vary. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by “you,” “us,” “the Company” or “Monroe Capital Corporation,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in Monroe Capital Corporation.

	December 31, 2020
Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)
Estimated annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	4.14	%(4)
Incentive fees payable under the Investment Advisory Agreement	1.23	%(5)
Interest payments on borrowed funds	7.30	%(6)
Other expenses (estimated)	1.72	%(7)
Acquired fund fees and expenses	1.00	%(8)
Total annual expense (estimated)	15.39	%(9)

(1)	In the event that the securities to which this prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.

(2)

The related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)	The expenses of the dividend reinvestment plan are included in “other expenses.” See “Dividend Reinvestment Plan.”

(4)

Our base management fee is calculated initially at an annual rate of 1.75% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to our exemptive relief with respect to MRCC SBIC’s SBA debentures. The “base management fee” percentage is calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. The base management fee in the table above assumes the base management fee remains consistent with fees incurred, gross of the base management fee waiver, for the quarter ended December 31, 2020 of $2.4 million, based on average total assets (excluding cash) for the period of $541.0 million, as a percentage of our average net assets for the period of $232.6 million. See “Management and Other Agreements — Investment Advisory Agreement.”

(5)

Estimated assuming that annual incentive fees earned by MC Advisors remains consistent with the incentive fees earned, gross of the Incentive Fee Limitation due to the total return requirement and the incentive fee waiver, for the quarter ended December 31, 2020 of $0.7 million, as a percentage of our average net assets of $232.6 million for the period. For information about our Incentive Fee Limitation and incentive fee waiver, see “Management and Other Agreements — Investment Advisory Agreement” and “Consolidated Statements of Operations” in our financial statements incorporated by reference into this prospectus.

The incentive fee consists of two parts:

The first part of the incentive fee, payable quarterly in arrears, equals 20% of our pre-incentive fee net investment income (including interest that is accrued but not yet received in cash), subject to a 2% quarterly (8% annualized) rate of return on the value of our net assets, or hurdle rate, and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, MC Advisors receives no incentive fee until our net investment income equals the hurdle rate of 2% but then receives, as a “catch-up,” 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, MC Advisors will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. The first component of the incentive fee will be computed and paid on income that includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters.

The second part of the incentive fee, payable annually in arrears, equals 20% of our realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any (or upon the termination of the Investment Advisory Agreement, as of the termination date), computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees. We will accrue (but not pay) an expense for potential payment of capital gain incentive fees with respect to any unrealized appreciation on our portfolio.

See “Management and Other Agreements — Investment Advisory Agreement.”

(6)

We may borrow funds from time to time to make investments to the extent we determine that it is appropriate to do so. The costs associated with any outstanding borrowings are indirectly borne by our investors. The table assumes borrowings are consistent with the average borrowings for the quarter ended December 31, 2020 of $337.0 million, no preferred stock issued or outstanding and average net assets of $232.6 million. For the quarter ended December 31, 2020, we had interest expense of $4.2 million (including fees for unused portions of commitments and amortization of deferred financing costs). As of December 31, 2020, the weighted average interest rate of our revolving credit facility (excluding debt issuance costs) was 3.16%, the weighted average interest rate on our SBA-guaranteed debentures (excluding debt issuance costs) was 3.42% and the interest rate on our senior unsecured notes was 5.75%. Although we do not have any current plans to issue debt securities or preferred stock in the next twelve months, we may issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)

Includes our estimated overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by MC Management. The table above assumes “other expenses” remain consistent with the $1.0 million incurred during the quarter ended December 31, 2020 and average net assets for the period of $232.6 million.

(8)

Our stockholders indirectly bear the expenses of our investment in SLF. SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the quarter ended December 31, 2020, SLF incurred $52 thousand of allocable expenses. The table above assumes “acquired fund fees and expenses” remain consistent with the $0.6 million of expenses incurred for the quarter ended December 31, 2020 and average net assets for the period of $232.6 million. Future expenses for SLF may be substantially higher or lower because certain expenses may fluctuate over time.

(9)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. We calculate the “total annual expenses” percentage as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been purchased with borrowed amounts. The terms of our indebtedness may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings” incorporated by reference into this prospectus and in other documents incorporated by reference into this prospectus. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets for the quarter ended December 31, 2020, our “total annual expenses” would be 6.29% of average consolidated total assets for the period of $568.9 million. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities for the purposes of the asset coverage ratio. We have included our estimated leverage expenses (consistent with the assumptions in footnote (7)) in “total annual expenses.”

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments using significant unobservable inputs

The fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy was $507,755 thousand as of December 31, 2020. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures its Level 3 investments at fair value using significant unobservable inputs.

We identified the valuation of Level 3 investments as a critical audit matter because of management estimation and judgment necessary to select valuation techniques and the use of significant unobservable inputs in the valuation techniques. When performing our audit procedures over management’s estimate of fair value of Level 3 investments, a high degree of auditor judgement and specialized skills are required.

The procedures we performed to address this critical audit matter include the following, among others:

•	We evaluated the appropriateness of certain valuation techniques used for Level 3 investments and tested certain related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end. We involved valuation specialists with specialized skills and knowledge who assisted in evaluating the Company’s valuation techniques compared to those of a market participant, using market information to develop a range of market yield, financial performance measures, and discount rate assumptions and comparing them to the assumptions used by the Company.

•	For certain investments, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.

•	We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ RSM US LLP

We have served as the Company's auditor since 2011.

Chicago, Illinois

March 2, 2021

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2020	December 31, 2019

ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$398,040	$513,959
Non-controlled affiliate company investments	109,715	59,860
Controlled affiliate company investments	39,284	42,412
Total investments, at fair value (amortized cost of: $596,103 and $634,736, respectively)	547,039	616,231
Cash	6,769	2,234
Restricted cash	25,657	27,409
Interest receivable	4,606	8,689
Other assets	1,052	495
Total assets	585,123	655,058

LIABILITIES
Debt:
Revolving credit facility	126,559	180,294
2023 Notes	109,000	109,000
SBA debentures payable	115,000	115,000
Total debt	350,559	404,294
Less: Unamortized deferred financing costs	(7,052)	(8,053)
Total debt, less unamortized deferred financing costs	343,507	396,241
Interest payable	2,764	2,763
Unrealized loss on foreign currency forward contracts	113	59
Management fees payable	1,978	2,751
Incentive fees payable	—	1,374
Accounts payable and accrued expenses	2,327	2,513
Total liabilities	350,689	405,701
Net assets	$234,434	$249,357

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,304 and 20,445 shares issued and outstanding, respectively	$21	$20
Capital in excess of par value	294,897	288,850
Accumulated undistributed (overdistributed) earnings	(60,484)	(39,513)
Total net assets	$234,434	$249,357

Net asset value per share	$11.00	$12.20

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$42,928	$54,388	$46,050
Payment-in-kind interest income	3,928	544	501
Dividend income	10	65	842
Fee income	3,222	1,926	1,941
Total investment income from non-controlled/non-affiliate company investments	50,088	56,923	49,334
Non-controlled affiliate company investments:
Interest income	2,098	2,231	5,496
Payment-in-kind interest income	4,848	4,994	1,746
Dividend income	147	—	—
Fee income	—	—	83
Total investment income from non-controlled affiliate company investments	7,093	7,225	7,325
Controlled affiliate company investments:
Dividend income	4,400	4,045	1,725
Total investment income from controlled affiliate company investments	4,400	4,045	1,725
Total investment income	61,581	68,193	58,384

Operating expenses:
Interest and other debt financing expenses	17,989	20,268	12,270
Base management fees	9,807	10,780	8,879
Incentive fees	712	5,611	1,751
Professional fees	1,023	1,209	1,172
Administrative service fees	1,300	1,309	1,327
General and administrative expenses	989	991	931
Directors’ fees	145	156	143
Expenses before base management fee and incentive fee waivers	31,965	40,324	26,473
Base management fee waiver	(430)	—	—
Incentive fee waiver	(712)	(1,182)	—
Total expenses, net of base management fee and incentive fee waivers	30,823	39,142	26,473
Net investment income before income taxes	30,758	29,051	31,911
Income taxes, including excise taxes	370	17	11
Net investment income	30,388	29,034	31,900

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	2,551	34	(1,325)
Non-controlled affiliate company investments	—	(967)	(28,689)
Foreign currency forward contracts	(16)	12	(3)
Foreign currency and other transactions	(14)	(4)	(13)
Net realized gain (loss)	2,521	(925)	(30,030)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(20,397)	859	(11,375)
Non-controlled affiliate company investments	(7,034)	(8,689)	14,020
Controlled affiliate company investments	(3,128)	(172)	294
Foreign currency forward contracts	(54)	(75)	16
Foreign currency and other transactions	(650)	(818)	1,023
Net change in unrealized gain (loss)	(31,263)	(8,895)	3,978

Net gain (loss)	(28,742)	(9,820)	(26,052)

Net increase (decrease) in net assets resulting from operations	$1,646	$19,214	$5,848

Per common share data:
Net investment income per share - basic and diluted	$1.45	$1.42	$1.57
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.08	$0.94	$0.29
Weighted average common shares outstanding - basic and diluted	20,924	20,445	20,337

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock			Accumulated
	Number of shares	Par value	Capital in excess of par value	undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2017	20,240	$20	$286,141	$(7,462)	$278,699
Net investment income	—	—	—	31,900	31,900
Net realized gain (loss)	—	—	—	(30,030)	(30,030)
Net change in unrealized gain (loss)	—	—	—	3,978	3,978
Issuance of common stock, net of offering and underwriting costs	183	—	2,402	—	2,402
Distributions to stockholders	22	—	301	(28,483)	(28,182)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	67	(67)	—
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767

Net investment income	—	$—	$—	$29,034	$29,034
Net realized gain (loss)	—	—	—	(925)	(925)
Net change in unrealized gain (loss)	—	—	—	(8,895)	(8,895)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(28,624)	(28,624)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(61)	61	—
Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357

Net investment income	—	$—	$—	$30,388	$30,388
Net realized gain (loss)	—	—	—	2,521	2,521
Net change in unrealized gain (loss)	—	—	—	(31,263)	(31,263)
Issuance of common stock, net of offering and underwriting costs	859	1	6,494	—	6,495
Distributions to stockholders	—	—	—	(23,064)	(23,064)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(447)	447	—
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,646	$19,214	$5,848
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(2,551)	933	30,014
Net realized (gain) loss on foreign currency forward contracts	16	(12)	3
Net realized (gain) loss on foreign currency and other transactions	14	4	13
Net change in unrealized (gain) loss on investments	30,559	8,002	(2,939)
Net change in unrealized (gain) loss on foreign currency forward contracts	54	75	(16)
Net change in unrealized (gain) loss on foreign currency and other transactions	650	818	(1,023)
Payment-in-kind interest income	(8,776)	(5,538)	(2,247)
Payment-in-kind dividend income	—	—	(792)
Net accretion of discounts and amortization of premiums	(1,253)	(1,482)	(2,263)
Purchases of investments	(143,358)	(230,605)	(240,420)
Proceeds from principal payments, sales of investments and settlement of forward contracts	194,555	166,092	159,161
Amortization of deferred financing costs	2,181	1,869	1,410
Changes in operating assets and liabilities:
Interest receivable	4,083	(915)	(2,439)
Other assets	(557)	197	68
Interest payable	1	213	1,015
Management fees payable	(773)	433	254
Incentive fees payable	(1,374)	1,374	(1,157)
Accounts payable and accrued expenses	(186)	83	395
Net cash provided by (used in) operating activities	74,931	(39,245)	(55,115)

Cash flows from financing activities:
Borrowings on revolving credit facility	96,200	334,997	194,307
Repayments of revolving credit facility	(150,600)	(291,550)	(174,350)
Proceeds from 2023 Notes	—	40,000	69,000
SBA debentures borrowings	—	—	5,480
Payments of deferred financing costs	(1,180)	(3,660)	(3,002)
Proceeds from shares sold, net of offering and underwriting costs	6,495	—	2,402
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0, $0 and $301, respectively	(23,064)	(28,624)	(28,182)
Net cash provided by (used in) financing activities	(72,149)	51,163	65,655

Net increase (decrease) in Cash and Restricted Cash	2,782	11,918	10,540
Effect of foreign currency exchange rates	1	(1)	(13)
Cash and Restricted Cash, beginning of year	29,643	17,726	7,199
Cash and Restricted Cash, end of year	$32,426	$29,643	$17,726

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$15,721	$18,130	$9,770
Cash paid (refund received) for income taxes, including excise taxes, during the year	$85	$(13)	$91

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash	$6,769	$2,234	$3,744
Restricted cash	25,657	27,409	13,982
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$32,426	$29,643	$17,726

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+8.25%	9.25%		4/24/2018	4/24/2023	2,820	$2,790	$2,829	1.2%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		12/18/2018	12/18/2023	4,876	4,820	4,876	2.1%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		7/6/2020	12/18/2023	1,918	1,885	1,932	0.8%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+6.05%	7.10%		12/18/2018	12/18/2023	500	—	—	0.0%
						10,114	9,495	9,637	4.1%
Banking, Finance, Insurance & Real Estate
777 SPV I, LLC (g)	L+8.50%	10.25%		4/15/2019	4/14/2023	4,665	4,628	4,760	2.0%
J2 BWA Funding, LLC (Delayed Draw) (f) (g) (h)	n/a	10.00%		12/24/2020	12/24/2026	2,750	—	—	0.0%
Liftforward SPV II, LLC (g)	L+10.75%	11.25%		11/10/2016	6/30/2021	2,057	2,057	1,929	0.8%
NCBP Property, LLC (g)	L+9.50%	10.50%		12/18/2020	12/16/2022	1,950	1,931	1,931	0.8%
US Claims Litigation Funding, LLC (Revolver) (f) (g)	L+8.75%	9.75%		11/30/2020	11/29/2024	1,500	850	850	0.4%
						12,922	9,466	9,470	4.0%
Beverage, Food & Tobacco
LX/JT Intermediate Holdings, Inc. (j)	L+6.00%	7.50%		3/11/2020	3/11/2025	9,732	9,564	9,567	4.1%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%		3/11/2020	3/11/2025	833	—	—	0.0%
Toojay’s Management, LLC (k)	n/a	n/a	(l)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay’s Management, LLC (k)	n/a	n/a	(l)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay’s Management, LLC (Revolver) (k)	n/a	n/a	(l)	10/26/2018	10/26/2022	66	66	—	0.0%
						12,278	11,236	9,567	4.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (j)	L+6.50%	7.50%		2/28/2020	11/28/2025	9,924	9,752	9,721	4.2%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	L+6.50%	7.50%		2/28/2020	11/28/2025	1,784	—	—	0.0%
						11,708	9,752	9,721	4.2%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (j)	L+6.75%	7.75%		12/2/2019	8/31/2023	14,925	14,701	14,926	6.4%
Midwest Composite Technologies, LLC	L+6.75%	7.75%		8/31/2018	8/31/2023	887	876	887	0.4%
Midwest Composite Technologies, LLC (Delayed Draw) (f) (h)	L+6.75%	7.75%		8/31/2018	8/31/2023	509	179	179	0.1%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.75%	7.75%		8/31/2018	8/31/2023	90	—	—	0.0%
Valudor Products, LLC	L+7.50%	7.00% Cash / 1.50% PIK		6/18/2018	6/19/2023	1,561	1,543	1,702	0.7%
Valudor Products, LLC (m)	L+7.50%	8.50% PIK		6/18/2018	6/19/2023	217	214	—	0.0%
Valudor Products, LLC (Revolver) (f)	L+9.50%	10.50%		6/18/2018	6/19/2023	818	549	521	0.2%
						19,007	18,062	18,215	7.8%
Construction & Building
Cali Bamboo, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022	6,859	6,857	6,859	2.9%
Cali Bamboo, LLC (Revolver) (f)	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022	2,165	—	—	0.0%
Dude Solutions Holdings, Inc.	L+7.50%	8.50%		6/14/2019	6/13/2025	9,975	9,794	9,950	4.3%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.50%	8.50%		6/14/2019	6/13/2025	1,304	—	—	0.0%
						20,303	16,651	16,809	7.2%
Consumer Goods: Durable
Franchise Group Intermediate Holdco, LLC	L+8.00%	9.50%		2/24/2020	2/14/2025	3,425	3,366	3,382	1.4%
Nova Wildcat Amerock, LLC	L+5.25%	6.25%		10/12/2018	10/12/2023	9,009	8,897	9,009	3.9%
Nova Wildcat Amerock, LLC (Revolver) (f)	L+5.25%	6.25%		10/12/2018	10/12/2023	931	—	—	0.0%
Parterre Flooring & Surface Systems, LLC (j)	L+9.00%	10.00	%(l)	8/22/2017	8/22/2022	7,613	7,533	2,351	1.0%
Parterre Flooring & Surface Systems, LLC (Revolver)	L+9.00%	10.00	%(l)	8/22/2017	8/22/2022	696	696	215	0.1%
						21,674	20,492	14,957	6.4%
Consumer Goods: Non-Durable
Thrasio, LLC	L+7.00%	8.00%		12/18/2020	12/18/2026	1,500	1,463	1,463	0.6%
Thrasio, LLC (Delayed Draw) (f) (h)	L+7.00%	8.00%		12/18/2020	12/18/2026	990	—	—	0.0%
						2,490	1,463	1,463	0.6%
Environmental Industries
Quest Resource Management Group, LLC	L+8.50%	9.75%		10/19/2020	10/20/2025	1,000	933	979	0.4%
Quest Resource Management Group, LLC (Delayed Draw) (f) (h)	L+8.50%	9.75%		10/19/2020	10/20/2025	1,087	—	—	0.0%
StormTrap, LLC	L+5.50%	6.50%		12/10/2018	12/8/2023	7,840	7,751	7,840	3.4%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%		12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (j)	L+6.00%	7.00%		4/29/2016	9/29/2023	2,885	2,874	2,888	1.2%
Synergy Environmental Corporation (j)	L+6.00%	7.00%		4/29/2016	9/29/2023	482	481	483	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%		4/29/2016	9/29/2023	823	823	824	0.4%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	7.00%		4/29/2016	9/29/2023	671	67	67	0.0%
						15,220	12,929	13,081	5.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (n)	L+6.50%	7.50%		9/13/2017	9/13/2022		2,165	$2,148	$2,165	0.9%
American Optics Holdco, Inc. (g) (n)	L+6.50%	7.50%		9/13/2017	9/13/2022		1,637	1,622	1,637	0.7%
American Optics Holdco, Inc. (Revolver) (f) (g) (n)	L+6.50%	7.50%		9/13/2017	9/13/2022		220	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (g) (n)	L+6.50%	7.50%		9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+8.50%	6.50% Cash / 3.00% PIK		4/8/2019	4/8/2024		3,541	3,491	3,315	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash / 3.00% PIK		4/8/2019	4/8/2024		927	927	868	0.4%
Rockdale Blackhawk, LLC	n/a	n/a	(o)	3/31/2015	n/a	(i)	—	—	1,592	0.7%
Seran BioScience, LLC	L+7.25%	8.25%		12/31/2020	12/31/2025		2,500	2,450	2,450	1.0%
Seran BioScience, LLC (Revolver) (f)	L+7.25%	8.25%		12/31/2020	12/31/2025		444	—	—	0.0%
							11,874	10,638	12,027	5.1%
High Tech Industries
MarkLogic Corporation	L+8.00%	9.00%		10/20/2020	10/20/2025		3,500	3,415	3,544	1.5%
MarkLogic Corporation (Revolver) (f)	L+8.00%	9.00%		10/20/2020	10/20/2025		269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.00% Cash / 1.50% PIK		2/15/2019	2/14/2025		6,389	6,297	6,143	2.6%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (j)	L+5.00%	6.00%		6/30/2017	6/30/2022		11,899	11,836	11,899	5.1%
Newforma, Inc. (Revolver) (f)	L+5.00%	6.00%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc. (fka Host Analytics, Inc.)	L+6.00%	7.00%		12/28/2018	12/28/2023		9,500	9,375	9,443	4.0%
Planful, Inc. (fka Host Analytics, Inc.) (Revolver) (f)	L+6.00%	7.00%		12/28/2018	12/28/2023		442	88	88	0.0%
RPL Bidco Limited (g) (n) (p)	L+7.50%	8.00%		11/9/2017	11/9/2023		14,429	13,867	14,429	6.2%
RPL Bidco Limited (g) (n) (p)	L+7.50%	8.00%		5/22/2018	11/9/2023		1,777	1,639	1,777	0.8%
RPL Bidco Limited (Revolver) (f) (g) (n) (p)	L+7.50%	8.00%		11/9/2017	11/9/2023		547	—	—	0.0%
							50,669	46,517	47,323	20.2%
Hotels, Gaming & Leisure
Equine Network, LLC	L+8.00%	9.00%		12/31/2020	12/31/2025		1,750	1,711	1,711	0.7%
Equine Network, LLC (Delayed Draw) (f) (h)	L+8.00%	9.00%		12/31/2020	12/31/2025		427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+8.00%	9.00%		12/31/2020	12/31/2025		171	—	—	0.0%
							2,348	1,711	1,711	0.7%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC	L+8.50%	9.00%		12/22/2016	12/22/2021		2,700	2,687	2,683	1.2%
Destination Media, Inc. (j)	L+5.50%	6.50%		4/7/2017	4/7/2022		4,324	4,304	4,315	1.8%
Destination Media, Inc. (Revolver)	L+5.50%	6.50%		4/7/2017	4/7/2022		542	542	542	0.2%
North Haven USHC Acquisition, Inc.	L+6.50%	7.50%		10/30/2020	10/30/2025		2,500	2,451	2,525	1.1%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.50%	7.50%		10/30/2020	10/30/2025		240	—	—	0.0%
Relevate Health Group, LLC	L+6.25%	7.25%		11/20/2020	11/20/2025		1,500	1,470	1,506	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (h)	L+6.25%	7.25%		11/20/2020	11/20/2025		789	671	674	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+6.25%	7.25%		11/20/2020	11/20/2025		316	—	—	0.0%
Stratus Unlimited, LLC (fka MC Sign Lessor Corp.)	L+7.00%	8.00%		12/22/2017	8/30/2024		15,563	15,498	15,465	6.6%
Stratus Unlimited, LLC (fka MC Sign Lessor Corp.) (Revolver) (f)	L+7.00%	8.00%		12/22/2017	8/30/2024		3,490	—	—	0.0%
XanEdu Publishing, Inc.	L+6.50%	7.50%		1/28/2020	1/28/2025		1,886	1,854	1,890	0.8%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%		1/28/2020	1/28/2025		495	197	197	0.1%
							34,345	29,674	29,797	12.7%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022		1,355	1,348	1,372	0.6%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		11/4/2019	11/2/2022		260	257	263	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022		425	425	430	0.2%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022		160	160	162	0.1%
							2,200	2,190	2,227	1.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	6.75%		1/4/2019	1/4/2024		1,960	1,935	1,927	0.8%
Attom Intermediate Holdco, LLC	L+7.50%	8.75%		6/25/2020	1/4/2024		478	469	492	0.2%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%		1/4/2019	1/4/2024		320	—	—	0.0%
Crownpeak Technology, Inc.	L+6.25%	7.25%		2/28/2019	2/28/2024		4,000	3,946	3,962	1.7%
Crownpeak Technology, Inc.	L+6.25%	7.25%		2/28/2019	2/28/2024		60	60	59	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+6.25%	7.25%		2/28/2019	2/28/2024		167	—	—	0.0%
							6,985	6,410	6,440	2.7%
Retail
BLST Operating Company, LLC (fka Bluestem Brands, Inc.)	L+8.50%	1.00% Cash/ 9.00% PIK	(l)	8/28/2020	8/28/2025		1,259	1,254	1,039	0.4%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		1/14/2020	12/30/2022		1,308	1,308	1,292	0.5%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	12/30/2022		744	741	735	0.3%
Forman Mills, Inc. (j)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	12/30/2022		7,459	7,429	6,944	3.0%
LuLu’s Fashion Lounge, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		8/21/2017	8/29/2022		4,123	4,074	3,525	1.5%
The Worth Collection, Ltd. (j)	L+8.50%	9.00	%(l)	9/29/2016	9/29/2021		10,587	10,248	120	0.1%
							25,480	25,054	13,655	5.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Arcserve (USA), LLC	L+6.00%	7.00%	5/1/2019	5/1/2024	4,634	$4,567	$4,644	2.0%
Atlas Sign Industries of FLA, LLC (j)	L+11.50%	11.50% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,563	3,368	3,324	1.4%
Burroughs, Inc. (j)	L+7.50%	8.50%	12/22/2017	12/22/2022	5,726	5,681	5,726	2.4%
Burroughs, Inc. (Revolver) (f)	L+7.50%	8.50%	12/22/2017	12/22/2022	1,220	170	170	0.1%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	9,000	8,907	9,000	3.8%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	1,227	1,227	1,227	0.5%
Certify, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	409	102	102	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%	7/9/2019	7/9/2025	10,050	9,887	9,929	4.2%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	817	—	—	0.0%
IT Global Holding, LLC	L+9.00%	10.00%	11/15/2018	11/10/2023	9,975	9,845	9,794	4.2%
IT Global Holding, LLC	L+9.00%	10.00%	7/19/2019	11/10/2023	3,719	3,661	3,651	1.6%
IT Global Holding, LLC (Revolver)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	875	0.4%
Madison Logic, Inc. (j)	L+7.50%	8.00%	11/30/2016	11/30/2021	9,080	9,037	9,080	3.9%
Madison Logic, Inc. (Revolver) (f)	L+7.50%	8.00%	11/30/2016	11/30/2021	988	—	—	0.0%
RedZone Robotics, Inc.	L+7.25%	7.75% Cash/ 0.50% PIK	6/1/2018	6/5/2023	591	585	556	0.2%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Security Services Acquisition Sub Corp. (j)	L+6.00%	7.00%	2/15/2019	2/15/2024	3,439	3,394	3,442	1.5%
Security Services Acquisition Sub Corp. (j)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,473	2,473	2,476	1.1%
Security Services Acquisition Sub Corp. (j)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,180	2,180	2,182	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	2/15/2024	1,563	1,563	1,564	0.7%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024	3,663	3,611	3,469	1.5%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024	2,989	2,989	2,831	1.2%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	8.00%	10/5/2018	10/4/2024	1,000	100	95	0.0%
					79,339	74,222	74,137	31.6%
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025	2,500	2,456	2,456	1.0%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	1,000	—	—	0.0%
IDIG Parent, LLC (q)	L+6.50%	7.50%	12/15/2020	12/15/2026	10,200	9,997	9,996	4.3%
IDIG Parent, LLC (Delayed Draw) (f) (h)	L+6.50%	7.50%	12/15/2020	12/15/2026	1,684	—	—	0.0%
IDIG Parent, LLC (Revolver) (f)	L+6.50%	7.50%	12/15/2020	12/15/2026	723	—	—	0.0%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	1,960	1,936	1,949	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	4,115	4,115	4,092	1.8%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%	10/16/2018	10/16/2023	500	—	—	0.0%
					22,682	18,504	18,493	7.9%
Wholesale
Nearly Natural, Inc. (j)	L+6.75%	7.75%	12/15/2017	12/15/2022	6,685	6,625	6,650	2.9%
Nearly Natural, Inc. (j)	L+6.75%	7.75%	9/22/2020	12/15/2022	1,728	1,698	1,719	0.7%
Nearly Natural, Inc. (j)	L+6.75%	7.75%	8/28/2019	12/15/2022	1,882	1,882	1,872	0.8%
Nearly Natural, Inc. (Revolver) (f)	L+6.75%	7.75%	12/15/2017	12/15/2022	2,397	959	959	0.4%
					12,692	11,164	11,200	4.8%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					374,330	335,630	319,930	136.5%

Unitranche Secured Loans (r)
Banking, Finance, Insurance & Real Estate
Kudu Investment Holdings, LLC (g)	L+5.75%	6.75%	12/23/2019	12/23/2025	7,932	7,849	7,971	3.4%
Kudu Investment Holdings, LLC (Delayed Draw) (f) (g) (h)	L+5.75%	6.75%	12/23/2019	12/23/2025	2,357	448	451	0.2%
					10,289	8,297	8,422	3.6%
Chemicals, Plastics & Rubber
MFG Chemical, LLC (j)	L+6.00%	6.50%	6/23/2017	6/23/2022	9,232	9,184	8,627	3.7%
MFG Chemical, LLC	L+6.00%	6.50%	3/15/2018	6/23/2022	976	976	912	0.4%
					10,208	10,160	9,539	4.1%
Consumer Goods: Durable
RugsUSA, LLC	L+6.00%	7.00%	5/2/2018	4/28/2023	3,937	3,918	3,936	1.7%
					3,937	3,918	3,936	1.7%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (s)	L+6.50%	7.50%	7/18/2018	4/12/2022	10,015	10,015	9,930	4.2%
Priority Ambulance, LLC (t)	L+6.50%	7.50%	4/12/2017	4/12/2022	1,253	1,242	1,243	0.5%
Priority Ambulance, LLC	L+6.50%	7.50%	12/13/2018	4/12/2022	672	672	666	0.3%
Priority Ambulance, LLC (Delayed Draw) (f) (h)	L+6.50%	7.50%	10/22/2020	4/12/2022	1,009	—	—	0.0%
					12,949	11,929	11,839	5.0%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	3,948	3,930	3,948	1.7%
Energy Services Group, LLC (g) (p)	L+8.42%	9.42%	5/4/2017	5/4/2022	4,861	4,699	4,861	2.0%
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	1,124	1,110	1,124	0.5%
WillowTree, LLC	L+5.50%	6.50%	10/9/2018	10/9/2023	7,840	7,755	7,707	3.3%
					17,773	17,494	17,640	7.5%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (h)	L+8.50%	9.00%	11/18/2020	11/18/2026	2,250	1,100	1,100	0.5%
					2,250	1,100	1,100	0.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans					57,406	52,898	52,476	22.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Junior Secured Loans
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+12.50%	1.00% Cash/ 14.00% PIK	(l)	8/19/2016	5/23/2025		1,264	$1,264	$1,011	0.4%
CSM Bakery Solutions, LLC	L+7.75%	8.75%		5/23/2013	2/4/2022		5,954	5,954	5,909	2.5%
							7,218	7,218	6,920	2.9%
Capital Equipment
ALTA Enterprises, LLC (g)	L+8.00%	9.80%		2/14/2020	8/13/2025		3,850	3,732	3,886	1.7%
							3,850	3,732	3,886	1.7%
High Tech Industries
Micro Holdings Corp.	L+7.50%	7.65%		8/16/2017	8/18/2025		3,000	2,981	3,024	1.3%
							3,000	2,981	3,024	1.3%
Services: Consumer
Education Corporation of America	L+11.00%	5.75% Cash/ 5.50% PIK	(l)	9/3/2015	n/a	(i)	833	831	762	0.3%
							833	831	762	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							14,901	14,762	14,592	6.2%

Equity Securities (u) (v)
Banking, Finance, Insurance & Real Estate
J2 BWA Funding, LLC (0.7% profit sharing) (g)	—	—	(w)	12/24/2020	—		—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	58	214	0.1%
PKS Holdings, LLC (5,714 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	9	33	0.0%
PKS Holdings, LLC (132 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	9	33	0.0%
								77	285	0.1%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 preferred units)	—	—	(w)	8/19/2016	—		—	5,468	866	0.4%
								5,468	866	0.4%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units)	—	—	(w)	2/28/2020	—		—	119	143	0.1%
								119	143	0.1%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 Class A-1 units)	n/a	10.00% PIK	(l)	6/18/2018	—		—	501	—	0.0%
								501	—	0.0%
Environmental Industries
Quest Resource Holding Corporation (warrant to purchase up to 0.2% of the equity)	—	—	(w)	10/19/2020	3/19/2028		—	67	87	0.0%
								67	87	0.0%
Healthcare & Pharmaceuticals
Seran BioScience, LLC (33,333 common units)	—	—	(w)	12/31/2020	—		—	333	333	0.1%
								333	333	0.1%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(w)	4/14/2017	—		—	2,344	54	0.0%
MarkLogic Corporation (289,941 Class A units)	—	—	(w)	10/20/2020	—		—	290	286	0.1%
Planful, Inc. (fka Host Analytics, Inc.) (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—		—	473	603	0.3%
Recorded Future, Inc. (80,486 Class A units) (x)	—	—	(w)	7/3/2019	—		—	81	131	0.1%
								3,188	1,074	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (60 Class A units)	n/a	10.00% PIK		12/31/2020	—		—	60	60	0.0%
								60	60	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC (128,866 Class A voting units)	—	—	(w)	12/22/2016	—		—	129	445	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (n)	—	—	(w)	9/18/2015	9/18/2025		—	—	203	0.1%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—		—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(w)	11/20/2020	—		—	—	1	0.0%
Stratus Unlimited, LLC (fka MC Sign Lessor Corp.) (686 shares of common units)	—	—	(w)	8/30/2019	—		—	872	996	0.4%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	71	0.0%
								1,090	1,756	0.7%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	—	—	(w)	1/4/2019	—		—	297	371	0.2%
								297	371	0.2%
Retail
BLST Operating Company, LLC (fka Bluestem Brands, Inc.) (139,883 Class A units)	—	—	(w)	8/28/2020	—		—	1,072	140	0.1%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(w)	1/14/2020	1/14/2029		—	—	48	0.0%
The Tie Bar Operating Company, LLC - Class A preferred units (1,275 units)	—	—	(w)	6/25/2013	—		—	87	4	0.0%
The Tie Bar Operating Company, LLC - Class B preferred units (1,275 units)	—	—	(w)	6/25/2013	—		—	—	—	0.0%
								1,159	192	0.1%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(w)	11/1/2017	—		—	395	433	0.2%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 0.8% of the equity)	—	—	(w)	5/14/2018	5/14/2026		—	125	35	0.0%
								520	468	0.2%
Services: Consumer
Education Corporation of America - Series G preferred stock (8,333 shares)	n/a	12.00% PIK	(l)	9/3/2015	—		—	7,492	5,117	2.2%
Express Wash Acquisition Company, LLC (100,000 Class A units)	n/a	8.00% PIK		12/28/2020	—		—	100	100	0.0%
								7,592	5,217	2.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(w)	12/15/2017	—		—	$152	$190	0.1%
								152	190	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								20,623	11,042	4.7%
Total Non-Controlled/Non-Affiliate Company Investments								$423,913	$398,040	169.8%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	2/26/2021		9,401	$9,401	$9,401	4.0%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	2/26/2021		6,239	6,239	6,239	2.7%
American Community Homes, Inc.	L+14.50%	16.00% PIK		3/17/2016	2/26/2021		825	825	825	0.4%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	2/26/2021		570	570	570	0.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		5/24/2017	2/26/2021		335	335	335	0.2%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	2/26/2021		2,095	2,095	2,915	1.2%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	2/26/2021		3,879	3,879	3,879	1.7%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	2/26/2021		18	18	18	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	2/26/2021		89	89	89	0.0%
HFZ Capital Group, LLC (g) (af)	L+12.50%	14.00% PIK		10/20/2017	n/a	(i)	13,242	13,242	13,106	5.6%
HFZ Capital Group, LLC (g) (af)	L+12.50%	14.00% PIK		10/20/2017	n/a	(i)	4,758	4,758	4,709	2.0%
MC Asset Management (Industrial), LLC (g) (af)	L+17.00%	18.00% PIK		6/11/2019	10/30/2024		10,702	10,695	11,579	4.9%
							52,153	52,146	53,665	22.9%
Beverage, Food & Tobacco
TJ Management HoldCo, LLC (Revolver) (f) (k)	L+5.50%	6.50%		9/9/2020	9/8/2023		795	—	—	0.0%
							795	—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation	L+8.00%	9.00%		12/5/2013	3/31/2021		3,259	3,269	3,204	1.4%
Summit Container Corporation (Revolver) (f)	L+8.00%	9.00%		6/15/2018	3/31/2021		6,015	1,657	1,654	0.7%
							9,274	4,926	4,858	2.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (j)	L+5.50%	6.50%		2/5/2020	2/5/2025		6,930	6,814	6,997	3.0%
Ascent Midco, LLC (Delayed Draw) (f) (h) (j)	L+5.50%	6.50%		2/5/2020	2/5/2025		2,838	—	—	0.0%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
SHI Holdings, Inc. (j)	L+10.75%	10.90% PIK	(l)	7/10/2014	n/a	(i)	2,899	2,897	188	0.1%
SHI Holdings, Inc. (Revolver) (f)	L+10.75%	10.90% PIK	(l)	7/10/2014	n/a	(i)	4,667	4,585	297	0.1%
							18,463	14,296	7,482	3.2%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		11,768	11,665	12,356	5.3%
							11,768	11,665	12,356	5.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.00% PIK	(l)	9/12/2014	12/15/2021		1,481	1,481	1,430	0.6%
Luxury Optical Holdings Co. (Delayed Draw) (f) (h)	L+11.50%	12.50	%(l)	9/29/2017	12/15/2021		3,565	624	624	0.3%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.00% PIK	(l)	9/12/2014	12/15/2021		68	68	66	0.0%
							5,114	2,173	2,120	0.9%
Services: Business
Curion Holdings, LLC (j)	n/a	14.00% PIK	(l)	5/2/2017	5/2/2022		4,226	4,189	3,159	1.4%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(l)	5/2/2017	5/2/2022		871	836	820	0.3%
							5,097	5,025	3,979	1.7%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(l)	6/25/2019	6/30/2021		1,356	1,312	834	0.3%
							1,356	1,312	834	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							104,020	91,543	85,294	36.4%

Unitranche Secured Loans (r)
Consumer Goods: Non-Durable
Incipio, LLC (z)	L+8.50%	9.50% PIK	(l)	12/26/2014	8/22/2022		14,701	14,677	1,764	0.8%
Incipio, LLC (aa)	L+8.50%	9.50% PIK		3/9/2018	8/22/2022		4,278	4,278	4,227	1.8%
Incipio, LLC	L+8.50%	9.50% PIK		7/6/2018	8/22/2022		1,818	1,818	1,805	0.8%
Incipio, LLC	L+8.50%	9.50% PIK		1/15/2020	8/22/2022		1,530	1,530	1,519	0.6%
Incipio, LLC	L+8.50%	9.50% PIK		4/17/2019	8/22/2022		766	766	761	0.3%
Incipio, LLC (Delayed Draw) (f) (h)	L+8.50%	9.50% PIK		7/8/2020	8/22/2022		2,525	1,498	1,488	0.6%
							25,618	24,567	11,564	4.9%
Total Non-Controlled Affiliate Unitranche Secured Loans							25,618	24,567	11,564	4.9%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ab)	n/a	10.70% PIK	(l)	6/18/2018	8/22/2022		3,766	—	—	0.0%
Incipio, LLC (ac)	n/a	10.70% PIK	(l)	6/18/2018	8/22/2022		7,194	—	—	0.0%
							10,960	—	—	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Curion Holdings, LLC (j)	n/a	15.00% PIK	(l)	8/17/2018	1/2/2023	1,720	$1	$—	0.0%
Curion Holdings, LLC (j)	n/a	15.00% PIK	(l)	8/17/2018	1/2/2023	44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						12,724	1	—	0.0%

Equity Securities (v) (y)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(w)	10/9/2014	12/18/2024	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (g) (af)	—	—	(w)	6/11/2019	—	—	793	785	0.3%
							793	785	0.3%
Beverage, Food & Tobacco
TJ Management HoldCo, LLC (16 shares of common stock) (k)	—	—	(w)	9/9/2020	—	—	2,386	3,323	1.4%
							2,386	3,323	1.4%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of Series C common units)	—	—	(w)	7/6/2018	—	—	—	—	0.0%
							—	—	0.0%
Containers, Packaging & Glass
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	(w)	1/6/2014	1/6/2024	—	—	139	0.1%
							—	139	0.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	n/a	8.00% PIK		2/5/2020	—	—	2,032	3,016	1.3%
Familia Dental Group Holdings, LLC (1,052 Class A units) (ad)	—	—	(w)	4/8/2016	—	—	3,602	3,118	1.3%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(w)	12/14/2016	—	—	27	—	0.0%
							5,661	6,134	2.6%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(w)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Retail
Luxury Optical Holdings Co. (91 preferred units)	n/a	15.00% PIK	(l)	9/12/2014	—	—	3,631	2,476	1.1%
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(w)	9/29/2017	—	—	—	—	0.0%
							3,631	2,476	1.1%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(w)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units)	—	—	(w)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,929	12,857	5.5%
Total Non-Controlled Affiliate Company Investments							$130,040	$109,715	46.8%

Controlled Affiliate Company Investments (ae)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (g)	—	—		10/31/2017	—	—	$42,150	$39,284	16.7%
Total Controlled Affiliate Equity Securities							42,150	39,284	16.7%
Total Controlled Affiliate Company Investments							$42,150	$39,284	16.7%

TOTAL INVESTMENTS							$596,103	$547,039	233.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$107	£87	Bannockburn Global Forex, LLC	1/4/2021	$(12)
Foreign currency forward contract	$264	£206	Bannockburn Global Forex, LLC	3/3/2021	(18)
Foreign currency forward contract	$33	£26	Bannockburn Global Forex, LLC	3/3/2021	(2)
Foreign currency forward contract	$103	£84	Bannockburn Global Forex, LLC	4/2/2021	(12)
Foreign currency forward contract	$271	£212	Bannockburn Global Forex, LLC	6/1/2021	(19)
Foreign currency forward contract	$33	£26	Bannockburn Global Forex, LLC	6/1/2021	(2)
Foreign currency forward contract	$103	£83	Bannockburn Global Forex, LLC	7/2/2021	(11)
Foreign currency forward contract	$102	£83	Bannockburn Global Forex, LLC	10/4/2021	(11)
Foreign currency forward contract	$101	£82	Bannockburn Global Forex, LLC	1/3/2022	(11)
Foreign currency forward contract	$97	£79	Bannockburn Global Forex, LLC	4/4/2022	(11)
Foreign currency forward contract	$36	£29	Bannockburn Global Forex, LLC	5/6/2022	(4)
					$(113)

(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2020 represented 233.3% of the Company’s net assets or 93.5% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $234,434 as of December 31, 2020.
(f)	All or a portion of this commitment was unfunded at December 31, 2020. As such, interest is earned only on the funded portion of this commitment.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, non-qualifying assets totaled 19.9% of the Company’s total assets.
(h)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(i)	This is a demand note with no stated maturity.
(j)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bit was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of December 31, 2020.
(l)	This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

(m)	This investment represents a note convertible to preferred shares of the borrower.
(n)	This is an international company.
(o)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, the Company received $33,135 as an initial payment of proceeds from the legal proceedings from the Estate, of which $19,540 was recorded as a reduction in the cost basis of the Company’s investment in Rockdale, $3,878 was recorded as the collection of previously accrued interest, $7,378 was recorded as investment income for previously unaccrued interest and fees and $2,339 was recorded as realized gains. Additionally, as an offset, the Company recorded net change in unrealized (loss) of ($8,243) primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with the Company’s investment in Rockdale was $1,887 during the year ended December 31, 2020. As of December 31, 2020, the Company has this remaining investment in Rockdale associated with residual proceeds currently expected from the Estate. This investment is a non-income producing security.
(p)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(q)	As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an equity investment of $289.
(r)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(s)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	Represents less than 5% ownership of the portfolio company’s voting securities.
(v)	Ownership of certain equity investments may occur through a holding company or partnership.
(w)	Represents a non-income producing security.
(x)	As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,390) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of this loan (principal of $54) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $611.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% in company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(af)

The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during the three months ended December 31, 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial.  In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial.  This participation did not qualify for sale accounting under ASC Topic 860 – Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2019

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$133	£104	Bannockburn Global Forex, LLC	1/2/2020	$(5)
Foreign currency forward contract	$296	£231	Bannockburn Global Forex, LLC	2/28/2020	(10)
Foreign currency forward contract	$35	£27	Bannockburn Global Forex, LLC	3/2/2020	(1)
Foreign currency forward contract	$132	£103	Bannockburn Global Forex, LLC	4/1/2020	(5)
Foreign currency forward contract	$130	£102	Bannockburn Global Forex, LLC	5/5/2020	(4)
Foreign currency forward contract	$295	£230	Bannockburn Global Forex, LLC	5/29/2020	(10)
Foreign currency forward contract	$34	£27	Bannockburn Global Forex, LLC	6/1/2020	(1)
Foreign currency forward contract	$296	£230	Bannockburn Global Forex, LLC	8/28/2020	(10)
Foreign currency forward contract	$35	£28	Bannockburn Global Forex, LLC	9/3/2020	(2)
Foreign currency forward contract	$294	£229	Bannockburn Global Forex, LLC	11/30/2020	(10)
Foreign currency forward contract	$34	£26	Bannockburn Global Forex, LLC	12/2/2020	(1)
					$(59)

(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2019 represented 247.1% of the Company’s net assets or 94.1% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $249,357 as of December 31, 2019.
(f)	All or a portion of this commitment was unfunded at December 31, 2019. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, non-qualifying assets totaled 19.6% of the Company’s total assets.
(i)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(j)	This investment represents a note convertible to preferred shares of the borrower.
(k)	This is an international company.
(l)	This is a demand note with no stated maturity.
(m)	This position was on non-accrual status as of December 31, 2019, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, including MRCC SBIC and its wholly-owned general partner MCC SBIC GP, LLC, and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidies”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2020, 2019 and 2018, the Company received return of capital distributions from its equity investments and its investment in LLC equity interest in SLF of zero, $69 and $11,167, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,844 and $6,279 as of December 31, 2020 and 2019, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2020, 2019 and 2018 totaled $1,909, $3,250 and $3,378, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2020	2019	2018
Interest income	$42,640	$54,254	$48,195
PIK interest income	8,776	5,538	2,247
Dividend income (1)	4,557	4,110	2,567
Fee income	3,222	1,926	2,024
Prepayment gain (loss)	1,133	883	1,088
Accretion of discounts and amortization of premium	1,253	1,482	2,263
Total investment income	$61,581	$68,193	$58,384

(1)	During the years ended December 31, 2020, 2019 and 2018, includes PIK dividends of $157, $54 and $819, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $22,273 and $34,052 at December 31, 2020 and 2019, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board each quarter and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2020 and 2019, the Company had unamortized deferred financing costs of $7,052 and $8,053, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2020, 2019 and 2018 was $2,181, $1,869 and $1,410, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of December 31, 2020 and 2019, other assets on the consolidated statements of assets and liabilities included $562 and $378, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both December 31, 2020 and 2019, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a net expense on the consolidated statements of operations of $368, $10, and $11, respectively, for U.S. federal excise tax. As of December 31, 2020 and 2019, payables for excise taxes of $306 and $23, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a net tax expense on the consolidated statements of operations of $2, $7 and zero, respectively, for these Taxable Subsidiaries. As of December 31, 2020 and 2019, payables for corporate-level income taxes of zero and $7, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2020. The 2017 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as disclosed in Note 14.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) less than $700,000 in public float, and (2) annual investment income of less than $100,000. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company has assessed this Final Rule, and the Company is no longer categorized as an accelerated filer.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2020		December 31, 2019
Amortized Cost:
Senior secured loans	$427,173	71.7%	$485,871	76.6%
Unitranche secured loans	77,465	13.0	78,312	12.3
Junior secured loans	14,763	2.4	13,923	2.2
LLC equity interest in SLF	42,150	7.1	42,150	6.6
Equity securities	34,552	5.8	14,480	2.3
Total	$596,103	100.0%	$634,736	100.0%

	December 31, 2020		December 31, 2019
Fair Value:
Senior secured loans	$405,224	74.1%	$475,157	77.1%
Unitranche secured loans	64,040	11.7	76,247	12.4
Junior secured loans	14,592	2.6	13,676	2.2
LLC equity interest in SLF	39,284	7.2	42,412	6.9
Equity securities	23,899	4.4	8,739	1.4
Total	$547,039	100.0%	$616,231	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2020		December 31, 2019
Amortized Cost:
International	$19,276	3.2%	$21,474	3.4%
Midwest	149,468	25.1	135,258	21.3
Northeast	139,553	23.4	160,184	25.3
Southeast	142,721	24.0	150,486	23.7
Southwest	23,857	4.0	57,971	9.1
West	121,228	20.3	109,363	17.2
Total	$596,103	100.0%	$634,736	100.0%

	December 31, 2020		December 31, 2019
Fair Value:
International	$20,008	3.7%	$21,760	3.5%
Midwest	144,261	26.4	127,532	20.7
Northeast	123,349	22.5	147,673	24.0
Southeast	138,406	25.3	147,634	23.9
Southwest	25,557	4.7	68,205	11.1
West	95,458	17.4	103,427	16.8
Total	$547,039	100.0%	$616,231	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2020		December 31, 2019
Amortized Cost:
Automotive	$9,495	1.6%	$7,773	1.2%
Banking, Finance, Insurance & Real Estate	70,779	11.9	81,183	12.8
Beverage, Food & Tobacco	26,308	4.4	16,657	2.6
Capital Equipment	13,603	2.3	—	—
Chemicals, Plastics & Rubber	28,723	4.8	29,683	4.7
Construction & Building	16,651	2.8	30,695	4.8
Consumer Goods: Durable	24,410	4.1	22,148	3.5
Consumer Goods: Non-Durable	26,030	4.3	22,639	3.6
Containers, Packaging & Glass	4,926	0.8	8,744	1.4
Energy: Oil & Gas	—	—	4,296	0.7
Environmental Industries	12,996	2.2	12,182	1.9
Healthcare & Pharmaceuticals	42,857	7.2	54,024	8.5
High Tech Industries	81,845	13.7	91,409	14.4
Hotels, Gaming & Leisure	1,771	0.3	—	—
Investment Funds & Vehicles	42,150	7.1	42,150	6.6
Media: Advertising, Printing & Publishing	30,764	5.1	25,741	4.1
Media: Broadcasting & Subscription	2,190	0.4	1,475	0.2
Media: Diversified & Production	6,707	1.1	10,523	1.7
Retail	32,017	5.4	30,621	4.8
Services: Business	79,768	13.4	109,208	17.2
Services: Consumer	29,697	5.0	25,552	4.0
Telecommunications	1,100	0.2	—	—
Wholesale	11,316	1.9	8,033	1.3
Total	$596,103	100.0%	$634,736	100.0%

	December 31, 2020		December 31, 2019
Fair Value:
Automotive	$9,637	1.8%	$7,787	1.3%
Banking, Finance, Insurance & Real Estate	72,627	13.3	76,351	12.4
Beverage, Food & Tobacco	20,676	3.8	15,634	2.5
Capital Equipment	13,750	2.5	—	—
Chemicals, Plastics & Rubber	27,754	5.1	29,509	4.8
Construction & Building	16,809	3.0	30,887	5.0
Consumer Goods: Durable	18,893	3.4	21,237	3.4
Consumer Goods: Non-Durable	13,027	2.4	20,365	3.3
Containers, Packaging & Glass	4,997	0.9	8,377	1.4
Energy: Oil & Gas	—	—	4,306	0.7
Environmental Industries	13,168	2.4	12,001	1.9
Healthcare & Pharmaceuticals	37,815	6.9	62,727	10.2
High Tech Industries	81,417	14.9	90,385	14.7
Hotels, Gaming & Leisure	1,771	0.3	—	—
Investment Funds & Vehicles	39,284	7.2	42,412	6.9
Media: Advertising, Printing & Publishing	31,553	5.8	26,333	4.3
Media: Broadcasting & Subscription	2,227	0.4	1,491	0.2
Media: Diversified & Production	6,811	1.2	10,652	1.7
Retail	18,443	3.4	16,998	2.8
Services: Business	78,584	14.4	108,704	17.6
Services: Consumer	25,306	4.6	22,051	3.6
Telecommunications	1,100	0.2	—	—
Wholesale	11,390	2.1	8,024	1.3
Total	$547,039	100.0%	$616,231	100.0%

MRCC Senior Loan Fund I, LLC

The Company co-invests with Life Insurance Company of the Southwest (“LSW”) in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative from the Company and one representative from LSW. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described in Note 4. The Company’s investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both December 31, 2020 and 2019, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2020 and 2019, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both December 31, 2020 and 2019, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both December 31, 2020 and 2019, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the years ended December 31, 2020, 2019 and 2018, the Company received $4,400, $4,045 and $1,725 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of December 31, 2020 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2020, 2019, and 2018, SLF incurred $209, $201, and $72, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of December 31, 2020 and 2019, SLF had total assets at fair value of $209,666 and $245,469, respectively. As of December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1,031. As of December 31, 2019, SLF had no portfolio company investments on non-accrual status. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2020 and 2019, SLF had $839 and $4,861, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Senior secured loans (1)	214,389	243,778
Weighted average current interest rate on senior secured loans (2)	5.8%	7.0%
Number of borrowers in SLF	57	64
Largest portfolio company investment (1)	6,790	6,860
Total of five largest portfolio company investments (1)	27,064	28,880

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,772	$2,685
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,848	1,790
Trident Maritime SH, Inc.	L+4.75%	5.75%	6/4/2024	4,401	4,363
Trident Maritime SH, Inc. (Revolver) (d)	L+4.75%	5.75%	6/4/2024	340	—
				9,361	8,838
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,726	1,716
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	256	254
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	3,000	2,961
				4,982	4,931
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.25%	1/30/2026	4,900	4,659
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,653	4,585
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	102
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,925	4,777
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,947	2,900
				17,689	17,023
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,117	1,031
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,656	3,647
				4,773	4,678
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,800	4,800
				4,800	4,800
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,216	1,189
				1,216	1,189
Construction & Building
ISC Purchaser, LLC	L+4.00%	5.00%	7/11/2025	4,937	4,896
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,940	2,811
				7,877	7,707
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,758	1,597
				1,758	1,597
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.23%	9/26/2025	2,442	2,149
				2,442	2,149
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,312	3,848
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,948	2,948
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,683	4,263
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,250	2,844
				15,193	13,903
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,563	4,429
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,412	2,343
Offen, Inc.	L+5.00%	5.15%	6/22/2026	885	860
				7,860	7,632
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	2,299	2,253
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	593	582
Radiology Partners, Inc.	L+4.25%	4.40%	7/9/2025	4,760	4,692
				7,652	7,527
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,257	3,257
Corel, Inc. (c)	L+5.00%	5.23%	7/2/2026	3,900	3,844
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,925	4,900
TGG TS Acquisition Company	L+6.50%	6.65%	12/12/2025	3,753	3,720
				15,835	15,721
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,207	3,878
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,321	1,979
Tait, LLC	L+5.00%	5.23%	3/28/2025	4,167	3,669
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	711
				11,464	10,237
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,362	4,133
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,906	4,653
				14,163	13,408
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,790	6,708
Stats Intermediate Holding, LLC	L+5.25%	5.47%	7/10/2026	4,950	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,871	4,335
				16,611	15,952
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,937	4,888
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,002	1,872
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	422	395
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,017	2,922
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,299	4,178
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	776	754
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	548	364
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,365	1,344
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,906	4,735
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,456	2,407
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,897	1,859
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	555	544
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,865	3,648
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,900	1,741
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,938	4,903
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,450	2,450
				41,333	39,004
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.75%	12/18/2025	4,900	4,883
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,694	2,706
				7,594	7,589
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,797	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,900	3,893
				5,697	5,688
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.15%	5/15/2026	3,262	3,050
				3,262	3,050
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,712	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	250	246
				1,962	1,886
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,850	4,802
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,875	4,533
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,980	1,851
				11,705	11,186

TOTAL INVESTMENTS					$205,695

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	2,800	$2,772
Bromford Industries Limited (e)	L+5.25%	7.14%	11/5/2025	1,867	1,848
IMIA Holdings, Inc.	L+4.50%	6.44%	10/28/2024	4,277	4,277
IMIA Holdings, Inc. (Revolver) (c)	L+4.50%	6.44%	10/28/2024	680	—
MAG Aerospace Industries, Inc.	L+4.75%	6.55%	6/6/2025	3,251	3,234
Novaria Holdings, LLC	L+4.75%	6.55%	12/19/2024	4,290	4,288
Trident Maritime SH, Inc.	L+5.50%	7.30%	6/4/2024	4,435	4,404
Trident Maritime SH, Inc. (Revolver) (c)	L+5.50%	7.30%	6/4/2024	340	—
				21,940	20,823
Automotive
Innovative Aftermarkets Systems	L+5.50%	7.30%	1/25/2021	1,893	1,891
Wheel Pros, LLC	L+4.75%	6.55%	4/4/2025	4,933	4,875
				6,826	6,766
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (e)	L+5.00%	6.94%	1/30/2026	4,950	4,874
Lightbox Intermediate, L.P.	L+5.00%	6.74%	5/11/2026	4,975	4,913
Minotaur Acquisition, Inc.	L+5.00%	6.80%	3/27/2026	2,978	2,940
Nuvei Technologies Corp. (e)	L+5.00%	6.80%	9/26/2025	4,657	4,692
Zenith Merger Sub, Inc.	L+5.25%	7.19%	12/13/2024	4,700	4,700
Zenith Merger Sub, Inc. (Delayed Draw) (c)	L+5.25%	7.19%	12/13/2024	265	66
				22,525	22,185
Beverage, Food & Tobacco
CBC Restaurant Corp.	L+6.50%	8.30%	11/10/2022	2,537	2,502
SW Ingredients Holdings, LLC	L+4.00%	6.21%	7/3/2025	3,694	3,688
US Salt, LLC	L+4.75%	6.55%	1/16/2026	2,729	2,743
				8,960	8,933
Capital Equipment
Analogic Corporation	L+6.00%	7.80%	6/24/2024	4,874	4,854
				4,874	4,854
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+6.75%	8.45%	6/30/2021	1,271	1,271
				1,271	1,271
Construction & Building
ISC Purchaser, LLC	L+5.00%	6.94%	7/11/2025	4,988	4,988
The Cook & Boardman Group, LLC	L+5.75%	7.67%	10/20/2025	2,970	2,866
				7,958	7,854
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	6.69%	5/1/2024	1,805	1,498
				1,805	1,498
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	6.80%	9/26/2025	2,468	2,356
				2,468	2,356
Containers, Packaging & Glass
Liqui-Box Holdings, Inc. (d)	L+4.50%	6.30%	6/3/2026	4,333	4,241
Polychem Acquisition, LLC	L+5.00%	6.95%	3/17/2025	2,978	2,978
Port Townsend Holdings Company, Inc.	L+4.75%	6.55%	4/3/2024	4,838	4,777
PVHC Holding Corp.	L+4.75%	6.69%	8/5/2024	3,283	2,947
PVHC Holding Corp. (Delayed Draw) (c)	L+4.75%	6.69%	8/5/2024	425	—
				15,857	14,943
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	6.05%	7/30/2025	4,609	4,586
Offen, Inc.	L+5.00%	6.94%	6/22/2026	2,436	2,436
Offen, Inc. (Delayed Draw) (c)	L+5.00%	6.94%	6/22/2026	885	—
				7,930	7,022
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	2,322	2,299
LSCS Holdings, Inc.	L+4.25%	6.19%	3/17/2025	599	593
P&L Developments, LLC	L+7.50%	9.50%	6/28/2024	2,993	2,978
Radiology Partners, Inc.	L+4.75%	6.62%	7/9/2025	4,938	4,970

Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	5,515	5,515
Solara Medical Supplies, LLC	L+6.00%	7.94%	2/27/2024	1,068	1,068
Solara Medical Supplies, LLC (Revolver) (c)	L+6.00%	7.94%	2/27/2024	714	—
				18,149	17,423
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	6.19%	5/24/2023	3,291	3,275
Corel, Inc. (e)	L+5.00%	6.91%	7/2/2026	4,000	3,875
Gigamon, Inc.	L+4.25%	6.04%	12/27/2024	2,940	2,914
LW Buyer, LLC	L+5.00%	6.80%	12/30/2024	4,975	4,938
Perforce Software, Inc.	L+4.50%	6.30%	7/1/2026	3,325	3,331
TGG TS Acquisition Company	L+6.50%	8.24%	12/12/2025	4,058	4,037
				22,589	22,370
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	7.05%	10/7/2025	4,250	4,255
North Haven Spartan US Holdco, LLC	L+5.00%	6.89%	6/6/2025	2,344	2,343
Tait, LLC	L+4.50%	6.61%	3/28/2025	4,210	4,210
Tait, LLC (Revolver) (c)	L+4.50%	6.61%	3/28/2025	769	—
				11,573	10,808
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	7.05%	9/11/2023	4,938	4,925
Cadent, LLC (Revolver) (c)	L+5.25%	7.05%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	6.80%	5/21/2026	4,406	4,186
Monotype Imaging Holdings Corp. (d)	L+5.50%	7.30%	10/9/2026	5,000	4,825
				14,511	13,936
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	7.41%	12/20/2024	6,860	6,869
Stats Intermediate Holding, LLC	L+5.25%	7.30%	7/10/2026	5,000	4,894
				11,860	11,763
Services: Business
AQ Carver Buyer, Inc. (d)	L+5.00%	6.80%	9/24/2025	5,000	4,925
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	2,023	2,020
CHA Holdings, Inc.	L+4.50%	6.44%	4/10/2025	426	426
Eliassen Group, LLC	L+4.50%	6.30%	11/5/2024	3,032	3,022
Engage2Excel, Inc.	L+6.50%	8.71%	3/7/2023	4,298	4,181
Engage2Excel, Inc.	L+6.50%	8.42%	3/7/2023	775	754
Engage2Excel, Inc. (Delayed Draw) (c)	L+6.50%	8.42%	3/7/2023	500	—
Engage2Excel, Inc. (Revolver) (c)	P+5.50%	10.25%	3/7/2023	545	354
GI Revelation Acquisition, LLC	L+5.00%	6.80%	4/16/2025	1,379	1,305
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	2,481	2,479
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	1,916	1,914
Orbit Purchaser, LLC	L+4.50%	6.45%	10/21/2024	560	560
Output Services Group, Inc.	L+4.50%	6.30%	3/27/2024	4,916	4,166
SIRVA Worldwide, Inc.	L+5.50%	7.30%	8/4/2025	1,950	1,931
Teneo Holdings, LLC	L+5.25%	6.99%	7/11/2025	4,988	4,757
The Kleinfelder Group, Inc.	L+4.75%	6.37%	11/29/2024	2,475	2,474
				37,264	35,268
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	6.30%	12/18/2025	4,950	4,801
LegalZoom.com, Inc.	L+4.50%	6.30%	11/21/2024	2,722	2,747
				7,672	7,548
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.80%	7/21/2025	1,815	1,820
Mavenir Systems, Inc.	L+6.00%	7.91%	5/8/2025	3,940	3,920
				5,755	5,740
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	6.79%	5/15/2026	3,295	3,032
				3,295	3,032
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	6.05%	10/1/2025	1,733	1,733
				1,733	1,733
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.17%	12/30/2024	4,900	4,888
Halo Buyer, Inc.	L+4.50%	6.30%	6/30/2025	4,925	4,827
PT Intermediate Holdings III, LLC	L+5.50%	7.44%	10/15/2025	2,000	1,995
				11,825	11,710

TOTAL INVESTMENTS					$239,836

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	All or a portion of this commitment was unfunded as of December 31, 2019. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(d)	Investment position or portion thereof unsettled as of December 31, 2019.
(e)	This is an international company.

Below is certain summarized financial information for SLF as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value	$205,695	$239,836
Cash	351	446
Restricted cash	2,948	4,226
Interest receivable	629	920
Other assets	43	41
Total assets	209,666	245,469
Liabilities
Revolving credit facility	131,497	147,232
Less: Unamortized deferred financing costs	(969)	(1,407)
Total debt, less unamortized deferred financing costs	130,528	145,825
Payable for open trades	—	13,940
Interest payable	294	533
Accounts payable and accrued expenses	277	346
Total liabilities	131,099	160,644
Members’ capital	78,567	84,825
Total liabilities and members’ capital	$209,666	$245,469

	For the years ended December 31,
	2020	2019	2018
Investment income:
Interest income	$15,578	$16,294	$7,288
Total investment income	15,578	16,294	7,288
Expenses:
Interest and other debt financing expenses	5,227	7,056	2,849
Organizational costs	—	—	11
Professional fees	666	718	312
Total expenses	5,893	7,774	3,172
Net investment income (loss)	9,685	8,520	4,116
Net gain (loss):
Net realized gain (loss)	(1,713)	7	7
Net change in unrealized gain (loss)	(5,429)	(781)	(85)
Net gain (loss)	(7,142)	(774)	(78)
Net increase (decrease) in members’ capital	$2,543	$7,746	$4,038

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of December 31, 2020 and 2019 were categorized as Level 3 investments.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;

•	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;

•	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and

•	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

As of December 31, 2020, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$405,224	$405,224
Unitranche secured loans	—	—	64,040	64,040
Junior secured loans	—	—	14,592	14,592
Equity securities	—	—	23,899	23,899
Investments measured at NAV (1) (2)	—	—	—	39,284
Total investments	$—	$—	$507,755	$547,039
Foreign currency forward contracts asset (liability)	$—	$(113)	$—	$(113)

	Fair Value Measurements
December 31, 2019	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$475,157	$475,157
Unitranche secured loans	—	—	76,247	76,247
Junior secured loans	—	—	13,676	13,676
Equity securities	—	—	8,739	8,739
Investments measured at NAV (1) (2)	—	—	—	42,412
Total investments	$—	$—	$573,819	$616,231
Foreign currency forward contracts asset (liability)	$—	$(59)	$—	$(59)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.00% to 18.00% at December 31, 2020 and 7.30% to 16.30% at December 31, 2019. The maturity dates on the loans outstanding at December 31, 2020 range between February 2021 and December 2026.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2020 and 2019:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819
Net realized gain (loss) on investments	2,341	89	—	121	2,551
Net change in unrealized gain (loss) on investments	(17,782)	(11,535)	953	933	(27,431)
Purchases of investments and other adjustments to cost (1)	139,835	6,342	4,050	3,160	153,387
Proceeds from principal payments and sales of investments (2)	(175,627)	(14,312)	(4,472)	(160)	(194,571)
Reclassifications (3)	(18,700)	7,209	385	11,106	—
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2018	$439,068	$58,852	$21,154	$6,913	$525,987
Net realized gain (loss) on investments	46	188	—	(1,167)	(933)
Net change in unrealized gain (loss) on investments	(6,272)	(1,015)	(934)	391	(7,830)
Purchases of investments and other adjustments to cost (1)	218,836	2,613	13	1,213	222,675
Proceeds from principal payments and sales of investments (2)	(153,399)	(7,513)	(5,099)	(69)	(166,080)
Reclassifications (3)	(23,122)	23,122	(1,458)	1,458	—
Balance as December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2020, attributable to Level 3 investments still held at December 31, 2020 was ($16,603). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2019, attributable to Level 3 investments still held at December 31, 2019 was ($6,977). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2020 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$271,926		Discounted cash flow	EBITDA multiples	7.5	x	2.8	x	16.6	x
				Market yields	9.5%		6.2%		18.8%
Senior secured loans	74,479		Discounted cash flow	Revenue multiples	4.8	x	0.5	x	10.5	x
				Market yields	9.2%		6.1%		18.5%
Senior secured loans	24,271		Enterprise value	Book value multiples	2.0	x	2.0	x	2.0	x
Senior secured loans	15,515		Enterprise value	Revenue multiples	2.0	x	0.7	x	2.4	x
Senior secured loans	7,525		Liquidation	Probability weighting of alternative outcomes	63.2%		1.1%		100.0%
Senior secured loans	6,944		Enterprise value	EBITDA multiples	8.0	x	8.0	x	8.0	x
Unitranche loans	52,476		Discounted cash flow	EBITDA multiples	9.7	x	8.0	x	12.5	x
				Market yields	9.3%		7.5%		12.8%
Unitranche loans	9,800		Discounted cash flow	Revenue multiples	0.7	x	0.7	x	0.7	x
				Market yields	10.7%		10.5%		11.0%
Unitranche loans	1,764		Enterprise value	Revenue multiples	0.7	x	0.7	x	0.7	x
Junior secured loans	3,886		Discounted cash flow	Market yields	10.0%		10.0%		10.0%
Junior secured loans	762		Liquidation	Probability weighting of alternative outcomes	91.5%		91.5%		91.5%
Equity securities	10,865		Enterprise value	EBITDA multiples	7.6	x	2.8	x	15.3	x
Equity securities	6,771		Enterprise value	Revenue multiples	1.3	x	0.5	x	11.0	x
Equity securities	5,117		Liquidation	Probability weighting of alternative outcomes	54.6%		54.6%		54.6%
Equity securities	87		Option pricing model	Volatility	70.0%		70.0%		70.0%
Total Level 3 Assets	$492,188	(1)

(1)	Excludes loans of $15,567 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2020 and 2019, the Company believes that the carrying value of its revolving credit facility approximates fair value. As of December 31, 2020, the senior unsecured notes (“2023 Notes”) were trading on The Nasdaq Global Select Market for $25.20 per unit at par value. The par value at underwriting for the 2023 Notes was $25.00 per unit. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $109,872. As of December 31, 2019, the 2023 Notes were trading on The Nasdaq Global Select Market for $25.70 per unit at par value. Based on this Level 1 input, the fair value of the $109,000 in principal outstanding 2023 Notes was $112,052. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both December 31, 2020 and 2019, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2020 and 2019 were as follows:

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2020
Non-controlled affiliate company investment:
American Community Homes, Inc.	$6,764	$—	$—	$(523)	$1,095	$8	$—	$2,057	$9,401
American Community Homes, Inc.	4,289	—	—	(345)	985	5	—	1,305	6,239
American Community Homes, Inc.	512	—	—	(46)	203	1	—	155	825
American Community Homes, Inc.	410	—	—	(31)	65	2	—	124	570
American Community Homes, Inc.	230	—	—	(19)	54	—	—	70	335
American Community Homes, Inc.	1,472	—	—	(126)	299	—	—	1,270	2,915
American Community Homes, Inc.	2,760	—	—	(232)	508	—	—	843	3,879
American Community Homes, Inc.	11	—	—	(1)	5	—	—	3	18
American Community Homes, Inc.	1,168	—	—	(1,117)	20	—	—	18	89
American Community Homes, Inc. (Revolver)	—	—	2,500	(2,538)	38	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	2,500	(4,978)	3,272	16	—	5,845	24,271

Ascent Midco, LLC	—	—	6,860	(70)	—	24	—	183	6,997
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	(734)	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	984	3,016
	—	—	9,626	(804)	—	24	—	1,167	10,013

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(120)	3,159
Curion Holdings, LLC (Revolver)	441	—	385	—	—	—	—	(6)	820
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	385	—	—	—	—	(126)	3,979

Familia Dental Group Holdings, LLC (1,052 Class A units) (1)	—	3,407	—	—	—	—	—	(289)	3,118
	—	3,407	—	—	—	—	—	(289)	3,118

HFZ Capital Group, LLC (2)	—	13,025	—	—	—	—	—	81	13,106
HFZ Capital Group, LLC (2)	—	4,680	—	—	—	—	—	29	4,709
MC Asset Management (Corporate), LLC (15.9% of interests) (2)	—	793	—	—	—	—	—	(8)	785
MC Asset Management (Industrial), LLC (2)	—	10,632	—	—	—	2	—	945	11,579
	—	29,130	—	—	—	2	—	1,047	30,179

Incipio, LLC	12,343	—	—	—	128	—	—	(10,707)	1,764
Incipio, LLC	3,750	—	—	—	463	—	—	14	4,227
Incipio, LLC	1,606	—	—	—	197	—	—	2	1,805
Incipio, LLC	686	—	—	—	74	—	—	1	761
Incipio, LLC	—	—	1,404	—	126	—	—	(11)	1,519
Incipio, LLC (Delayed Draw)	—	—	1,458	—	40	—	—	(10)	1,488
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	2,862	—	1,028	—	—	(10,711)	11,564

Luxury Optical Holdings Co. (3)	3,457	(2,371)	—	—	—	3	—	341	1,430
Luxury Optical Holdings Co. (Delayed Draw)	620	—	—	—	—	—	—	4	624
Luxury Optical Holdings Co. (Revolver) (3)	159	(109)	—	—	—	—	—	16	66
Luxury Optical Holdings Co. (90 preferred units) (3)	—	2,480	—	—	—	—	—	(4)	2,476
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	3	—	357	4,596

Mnine Holdings, Inc. (4)	—	10,321	—	—	1,161	21	—	853	12,356
Mnine Holdings, Inc. (6,400 Class B units) (4)	—	—	—	—	—	—	—	—	—
	—	10,321	—	—	1,161	21	—	853	12,356

NECB Collections, LLC (Revolver)	1,148	—	112	—	52	—	—	(478)	834
NECB Collections, LLC (20.8% of units)	318	—	—	—	—	—	—	(318)	—
	1,466	—	112	—	52	—	—	(796)	834

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(2,271)	188
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(3,649)	297
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(5,920)	485

Summit Container Corporation	2,971	—	—	—	—	—	—	233	3,204
Summit Container Corporation (Revolver)	5,406	—	33,558	(37,376)	—	—	—	66	1,654
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	139	139
	8,377	—	33,558	(37,376)	—	—	—	438	4,997

TJ Management HoldCo, LLC (Revolver) (5)	—	—	127	(127)	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock) (5)	—	2,222	—	—	—	—	—	1,101	3,323
	—	2,222	127	(127)	—	—	—	1,101	3,323
Total non-controlled affiliate company investments	$59,860	$45,080	$49,515	$(43,285)	$5,513	$66	$—	$(7,034)	$109,715

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(3,128)	$39,284
	42,412	—	—	—	—	—	—	(3,128)	39,284
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(3,128)	$39,284

Portfolio Company	Fair value at December 31, 2018	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2019
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,596	$—	$—	$—	$1,033	$18	$—	$(883)	$6,764
American Community Homes, Inc.	3,997	—	—	—	874	9	—	(591)	4,289
American Community Homes, Inc.	499	—	—	—	78	2	—	(67)	512
American Community Homes, Inc.	400	—	—	—	63	2	—	(55)	410
American Community Homes, Inc.	215	—	—	—	47	1	—	(33)	230
American Community Homes, Inc.	1,446	—	—	—	212	—	—	(186)	1,472
American Community Homes, Inc.	—	—	3,333	—	270	—	—	(843)	2,760
American Community Homes, Inc.	—	—	1,111	(1,111)	14	—	—	(3)	11
American Community Homes, Inc.	—	—	1,186	—	—	—	—	(18)	1,168
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	13,153	—	5,630	(1,111)	2,591	32	—	(2,679)	17,616

Curion Holdings, LLC	3,592	—	—	—	273	4	—	(590)	3,279
Curion Holdings, LLC (Revolver)	244	—	184	—	17	—	—	(4)	441
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,836	—	184	—	290	4	—	(594)	3,720

Incipio, LLC	12,830	—	—	—	770	30	—	(1,287)	12,343
Incipio, LLC	3,573	—	—	—	202	—	—	(25)	3,750
Incipio, LLC	1,518	—	—	—	86	—	—	2	1,606
Incipio, LLC	—	—	656	—	36	—	—	(6)	686
Incipio, LLC (Junior secured loan)	1,260	—	—	—	—	—	—	(1,260)	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	19,181	—	656	—	1,094	30	—	(2,576)	18,385

Luxury Optical Holdings Co.	4,334	—	—	—	255	10	—	(1,142)	3,457
Luxury Optical Holdings Co. (Delayed Draw)	622	—	—	—	—	—	—	(2)	620
Luxury Optical Holdings Co. (Revolver)	200	—	—	—	11	—	—	(52)	159
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,156	—	—	—	266	10	—	(1,196)	4,236

Millennial Brands LLC (10 preferred units)	—	—	—	—	—	—	(967)	967	—
Millennial Brands LLC (75,502 common units)	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	(967)	967	—

NECB Collections, LLC (Revolver) (6)	—	—	1,148	—	—	—	—	—	1,148
NECB Collections, LLC (20.8% of units) (6)	—	1,458	—	—	—	—	—	(1,140)	318
	—	1,458	1,148	—	—	—	—	(1,140)	1,466

SHI Holdings, Inc.	2,598	—	—	(14)	315	4	—	(444)	2,459
SHI Holdings, Inc. (Revolver)	3,342	—	464	—	438	(1)	—	(642)	3,601
SHI Holdings, Inc. (24 shares of common stock)	307	—	—	—	—	—	—	(307)	—
	6,247	—	464	(14)	753	3	—	(1,393)	6,060

Summit Container Corporation	3,034	—	—	—	—	—	—	(63)	2,971
Summit Container Corporation (Revolver)	6,660	—	32,602	(33,841)	—	—	—	(15)	5,406
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	9,694	—	32,602	(33,841)	—	—	—	(78)	8,377
Total non-controlled affiliate company investments	$57,267	$1,458	$40,684	$(34,966)	$4,994	$79	$(967)	$(8,689)	$59,860

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$27,634	$—	$14,950	$—	$—	$—	$—	$(172)	$42,412
	27,634	—	14,950	—	—	—	—	(172)	42,412
Total controlled affiliate company investments	$27,634	$—	$14,950	$—	$—	$—	$—	$(172)	$42,412

(1)	The Company restructured its investment in Familia Dental Group Holdings, LLC (“Familia”) during the three months ended December 31, 2020. As a part of the restructuring, the Company obtained a 9.9% equity stake in Familia in exchange for a $3,606 reduction of a secured loan position. For the purpose of this schedule, transfers in represent the fair value at September 30, 2020.
(2)

The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during the three months ended December 31, 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial.  In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial.  This participation did not qualify for sale accounting under ASC Topic 860 – Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments. For the purpose of this schedule, transfers in represent the fair value at September 30, 2020.

(3)	The Company restructured its investment in Luxury Optical Holdings Co. (“LOH”) during the three months ended December 31, 2020. As a part of the restructuring, the Company obtained 9.1% of the preferred units of LOH in exchange for a $3,632 reduction of the secured loan positions. For the purpose of this schedule, transfers in (out) represent the fair value at September 30, 2020. The Company also increased its delayed draw commitment to LOH. The Company continues to have a 9.6% equity stake in the common stock.
(4)	The Company restructured its investment in Mnine Holdings, Inc. (“Mnine”) during the three months ended June 30, 2020. As a part of the restructuring, the Company also received 5.3% of the equity of Mnine. For the purpose of this schedule, transfers in represent the fair value at March 31, 2020.
(5)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bit was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. For the purpose of this schedule, transfers in represent the fair value at June 30, 2020 of the senior secured debt investment that was exchanged in the credit bid. The Company also provided a follow-on revolver commitment to Toojay’s NewCo.
(6)	During the three months ended June 30, 2019, the Company participated in a credit bid to acquire the assets of NECB Collections (“NECB”), which was a subsidiary of Education Corporation of America (“ECA”). As a result, the Company obtained a 20.8% equity stake in NECB in exchange for a $1,458 reduction of secured loan position in ECA. The Company also provided a follow-on revolver commitment to NECB.

	For the years ended December 31,
	2020			2019
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,103	$—	$—	$1,044	$—	$—
American Community Homes, Inc.	990	—	—	880	—	—
American Community Homes, Inc.	203	—	—	80	—	—
American Community Homes, Inc.	67	—	—	64	—	—
American Community Homes, Inc.	54	—	—	48	—	—
American Community Homes, Inc.	299	—	—	190	—	—
American Community Homes, Inc.	497	—	—	284	—	—
American Community Homes, Inc.	6	—	—	14	—	—
American Community Homes, Inc.	19	—	—	1	—	—
American Community Homes, Inc. (Revolver)	219	—	—	n/a	n/a	n/a
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	3,457	—	—	2,605	—	—

Ascent Midco, LLC	456	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Delayed Draw)	14	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Revolver)	20	—	—	n/a	n/a	n/a
Ascent Midco, LLC (Class A units)	—	147	—	n/a	n/a	n/a
	490	147	—	n/a	n/a	n/a

Curion Holdings, LLC	—	—	—	286	—	—
Curion Holdings, LLC (Revolver)	—	—	—	20	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	306	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	n/a	n/a	n/a

HFZ Capital Group, LLC	613	—	—	n/a	n/a	n/a
HFZ Capital Group, LLC	31	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	n/a	n/a	n/a
MC Asset Management (Industrial), LLC	98	—	—	n/a	n/a	n/a
	742	—	—	n/a	n/a	n/a

Incipio, LLC	(309)	—	—	1,554	—	—
Incipio, LLC	403	—	—	400	—	—
Incipio, LLC	170	—	—	170	—	—
Incipio, LLC	71	—	—	51	—	—
Incipio, LLC	138	—	—	—	—	—
Incipio, LLC (Delayed Draw)	49	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	522	—	—	2,175	—	—

Luxury Optical Holdings Co.	4	—	—	259	—	—
Luxury Optical Holdings Co. (Delayed Draw)	80	—	—	86	—	—
Luxury Optical Holdings Co. (Revolver)	—	—	—	12	—	—
Luxury Optical Holdings Co. (Preferred units)	—	—	—	n/a	n/a	n/a
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	84	—	—	357	—	—

Millennial Brands LLC (Preferred units)	n/a	n/a	n/a	—	—	—
Millennial Brands LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Mnine Holdings, Inc.	966	—	—	n/a	n/a	n/a
Mnine Holdings, Inc. (Common units)	—	—	—	n/a	n/a	n/a
	966	—	—	n/a	n/a	n/a

NECB Collections, LLC (Revolver)	77	—	—	47	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	77	—	—	47	—	—

SHI Holdings, Inc.	(2)	—	—	347	—	—
SHI Holdings, Inc. (Revolver)	(3)	—	—	480	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	(5)	—	—	827	—	—

Summit Container Corporation	304	—	—	339	—	—
Summit Container Corporation (Revolver)	304	—	—	569	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	608	—	—	908	—	—

TJ Management HoldCo, LLC (Revolver)	5	—	—	n/a	n/a	n/a
TJ Management HoldCo, LLC (Common stock)	—	—	—	n/a	n/a	n/a
	5	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$6,946	$147	$—	$7,225	$—	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$4,400	$—	$—	$4,045	$—
	—	4,400	—	—	4,045	—
Total controlled affiliate company investments	$—	$4,400	$—	$—	$4,045	$—

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

Base management fees for the years ended December 31, 2020, 2019 and 2018 were $9,807, $10,780 and $8,879, respectively. MC Advisors elected to voluntarily waive $430 of such base management fees for the year ended December 31, 2020.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2020	2019	2018
Part one incentive fees (1)	$5,724	$6,692	$6,730
Part two incentive fees (2)	—	—	—
Incentive Fee Limitation	(5,012)	(1,081)	(4,979)
Incentive fees, excluding the impact of the incentive fee waiver	712	5,611	1,751
Incentive fee waiver (3)	(712)	(1,182)	—
Total incentive fees, net of incentive fee waiver	$—	$4,429	$1,751

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $3,312, $3,509 and $3,430, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,300, $1,309 and $1,327, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2020 and 2019, $327 and $322, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

 Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 200% and 183%, respectively.

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

On May 21, 2020, the Company amended its revolving credit facility (the “Amended Credit Agreement”) with ING Capital LLC, as agent. The amendment provided certain relief during a temporary COVID-19 relief period of up to 9 months, including expanded borrowing base capacity, flexibility within the asset coverage ratio definition to utilize an expanded base of assets to determine compliance and flexibility to utilize SEC COVID-19 relief for the calculation thereof. The Amended Credit Agreement also set out certain temporary restrictions during the COVID-19 relief period, including limiting additional indebtedness and additional investments, setting additional parameters which may cap the total amount of cash dividends payable and requiring certain mandatory prepayments after the receipt of proceeds from the issuances of equity or debt. During the three months ended September 30, 2020, the Company exited the COVID-19 relief period.

Additionally, the Amended Credit Agreement provided for certain permanent amendments, including elimination of the liquidity covenant, reduction of the net worth requirement from $125,000 to $110,000, and lowering the minimum consolidated total net assets from at least equal to $175,000 plus 65% of the net proceeds from sales of the Company’s equity securities to at least equal to $150,000 plus 65% of the net proceeds from sales of the Company’s equity securities. As conditions of the Amended Credit Agreement, the Company agreed to certain pricing considerations, including an increase in the interest rate margins (a) for LIBOR loans (which may be one-, three- or six-month, at the Company’s option), from 2.375% to 2.625% and (b) for alternate base rate loans, from 1.375% to 1.625%. The other significant terms of the credit facility remained unchanged. The Company incurred expenses of $1,180 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

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

As of December 31, 2020, the Company had U.S. dollar borrowings of $104,550 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($22,009 in U.S. dollars) under the revolving credit facility. As of December 31, 2019, the Company had U.S. dollar borrowings of $158,950 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($21,344 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($665), ($821) and $1,023 for the years ended December 31, 2020, 2019 and 2018, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of December 31, 2020 and December 31, 2019, the outstanding borrowings were accruing at a weighted average interest rate of 3.2% and 4.0%, respectively.

2023 Notes: As of December 31, 2020, the Company had $109,000 in aggregate principal amount of senior unsecured notes outstanding that mature on October 31, 2023. Interest on the 2023 Notes is paid quarterly on January 31, April 30, July 31, and October 31, at an annual rate of 5.75%. The Company may redeem the 2023 Notes in whole or in part at any time or from time to time on or after October 31, 2020. The 2023 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2023 Notes were listed on The Nasdaq Global Select Market under the trading symbol MRCCL. See Note 14 for additional information.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allows MRCC SBIC to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders in the event the Company liquidates MRCC SBIC, or the SBA exercises its remedies upon an event of default. As of December 31, 2020, MRCC SBIC had $25,657 in cash and $131,167 in investments at fair value. As of December 31, 2019, MRCC SBIC had $27,409 in cash and $133,982 in investments at fair value.

As of both December 31, 2020 and December 31, 2019, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

Maturity Date	Interest Rate	Amount
September 2024	3.4%	$12,920
March 2025	3.3%	14,800
March 2025	2.9%	7,080
September 2025	3.6%	5,200
March 2027	3.5%	20,000
September 2027	3.2%	32,100
March 2028	3.9%	18,520
September 2028	4.2%	4,380
Total		$115,000

See Note 14 for additional information about the SBA debentures.

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the years ended December 31,
	2020	2019	2018
Interest expense – revolving credit facility	$5,594	$8,710	$5,845
Interest expense – 2023 Notes	6,270	5,756	1,201
Interest expense – SBA debentures	3,944	3,933	3,814
Amortization of deferred financing costs	2,181	1,869	1,410
Total interest and other debt financing expenses	$17,989	$20,268	$12,270
Average debt outstanding	370,904	397,503	243,929
Average stated interest rate	4.2%	4.5%	4.4%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2020 and 2019, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£87	1/4/2021	$—	$(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£206	3/3/2021	—	(18)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	3/3/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£84	4/2/2021	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£212	6/1/2021	—	(19)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	6/1/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	7/2/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	10/4/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£82	1/3/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£79	4/4/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£29	5/6/2022	—	(4)	Unrealized loss on foreign currency forward contracts
Total	£997		$—	$(113)

	As of December 31, 2019
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£104	1/2/2020	$—	$(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£231	2/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	3/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£103	4/1/2020	—	(5)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£102	5/5/2020	—	(4)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	5/29/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£27	6/1/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£230	8/28/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£28	9/3/2020	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£229	11/30/2020	—	(10)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	12/2/2020	—	(1)	Unrealized loss on foreign currency forward contracts
Total	£1,337		$—	$(59)

 For the years ended December 31, 2020, 2019 and 2018, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($54), ($75) and $16, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($16), $12 and ($3), respectively.

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2020	2019	2018
Increase (decrease) in capital in excess of par value	$(447)	$(61)	$67
Increase (decrease) in accumulated undistributed (overdistributed) earnings	447	61	(67)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2020 and 2019, the Company had short-term capital loss carryforwards of $1,155 and $1,155, respectively. As of December 31, 2020 and 2019, the Company had long-term capital loss carryforwards of $18,644 and $21,195, respectively.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$1,646	$19,214	$5,848
Net change in unrealized (gain) loss	31,263	8,895	(3,978)
Other realized gain (loss) for tax but not book	30	105	8,853
Other income (loss) for tax but not book	200	171	(3,394)
Other deductions for book in excess of deductions for tax	—	—	—
Expenses not currently deductible	370	10	11
Net capital loss carryforward	(2,551)	817	21,161
Total taxable income	$30,958	$29,212	$28,501

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2020	2019	2018
Ordinary income	$23,064	$28,624	$28,483
Long-term capital gains	—	—	—
Total	$23,064	$28,624	$28,483

The Company’s consolidated Taxable Subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a net tax expense of approximately $2, $7 and zero, respectively, for these Taxable Subsidiaries.

As of December 31, 2020, the estimated cost basis of investment for U.S. federal income tax purposes was $601,462, resulting in estimated net unrealized loss of $54,423, comprised of estimated gross unrealized gains and losses of $10,812 and $65,235, respectively. As of December 31, 2019, the estimated cost basis of investment for U.S. federal income tax purposes was $634,704, resulting in estimated net unrealized loss of $18,473, comprised of estimated gross unrealized gains and losses of $14,770 and $33,243, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2020, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Year ended December 31, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
May 8, 2020	June 15, 2020	June 30, 2020	0.25	5,257	—	—	40,612	283
September 4, 2020	September 16, 2020	September 30, 2020	0.25	5,326	—	—	44,246	305
December 4, 2020	December 16, 2020	December 31, 2020	0.25	5,326	—	—	45,667	365
Total distributions declared			$1.10	$23,064	—	$—	186,463	$1,327

Year ended December 31, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
September 3, 2019	September 16, 2019	September 30, 2019	0.35	7,156	—	—	33,674	355
December 2, 2019	December 16, 2019	December 31, 2019	0.35	7,156	—	—	31,662	349
Total distributions declared			$1.40	$28,624	—	$—	123,636	$1,409

Year ended December 31, 2018:
March 1, 2018	March 16, 2018	March 30, 2018	$0.35	$7,084	—	$—	23,908	$301
June 1, 2018	June 15, 2018	June 29, 2018	0.35	6,786	22,308	301	—	—
August 31, 2018	September 14, 2018	September 28, 2018	0.35	7,156	—	—	24,946	338
November 30, 2018	December 14, 2018	December 28, 2018	0.35	7,156	—	—	35,006	337
Total distributions declared			$1.40	$28,182	22,308	$301	83,860	$976

None of the distributions declared during the years ended December 31, 2020, 2019 and 2018 represented a return of capital for tax purposes.

Note 11. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at the market (“ATM”) equity distribution agreements with each of FBR Capital Markets & Co. (“FBR”) and JMP Securities LLC (“JMP”) (the “ATM Program”) through which we could sell, by means of ATM offerings, from time to time, up to $50,000 of our common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2018, the Company sold 182,299 shares at an average price of $13.82 per share for gross proceeds of $2,519 under the ATM Program. Aggregate underwriter’s discounts and commissions were $38 and offering costs were $79, resulting in net proceeds of approximately $2,402. There were no stock issuances during the year ended December 31, 2019. During the year ended December 31, 2020, the Company sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6,684 under the ATM program. Aggregate underwriter’s discounts and commissions were $100 and offering costs were $89, resulting in net proceeds of approximately $6,495.

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2020 and 2019, the Company had $52,252 and $44,208, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of both December 31, 2020 and 2019, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2020.

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

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of year	$12.20	$12.66	$13.77	$14.52	$14.19
Net investment income (1)	1.45	1.42	1.57	1.40	1.55
Net gain (loss) (1)	(1.37)	(0.48)	(1.28)	(0.75)	0.13
Net increase in net assets from operations (1)	0.08	0.94	0.29	0.65	1.68
Stockholder distributions – income	(1.10)	(1.40)	(1.40)	(1.37)	(1.40)
Stockholder distributions – capital gains	—	—	—	(0.03)	—
Effect of share issuance above (below) NAV (2)	(0.18)	—	—	—	0.05
Net asset value at end of year	$11.00	$12.20	$12.66	$13.77	$14.52
Net assets at end of year	$234,434	$249,357	$258,767	$278,699	$240,850
Shares outstanding at end of year	21,303,540	20,444,564	20,444,564	20,239,957	16,581,869
Per share market value at end of year	$8.03	$10.86	$9.60	$13.75	$15.38
Total return based on market value (3)	(13.86)%	27.68%	(21.74)%	(1.82)%	28.95%
Total return based on average net asset value (4)	0.72%	7.53%	2.17%	4.58%	11.70%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	13.32%	11.38%	11.85%	9.80%	10.81%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5)	13.68%	15.35%	9.84%	9.46%	10.81%
Portfolio turnover	25.24%	27.18%	31.53%	39.39%	22.41%

(1)	Calculated using the weighted average shares outstanding during the years presented.
(2)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)	The following is a schedule of supplemental ratios for the years presented.

	2020	2019	2018	2017	2016
Ratio of total investment income to average net assets	27.00%	26.73%	21.69%	19.26%	21.62%
Ratio of interest and other debt financing expenses to average net assets	7.89%	7.95%	4.56%	3.13%	3.26%
Ratio of total expenses (without base management fee waiver and incentive fees) to average net assets	13.86%	13.61%	9.19%	7.43%	8.17%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (6)	0.00%	1.74%	0.65%	2.03%	2.64%

(6)	The ratio of waived incentive fees to average net assets was 0.31%, 0.46%, zero, 0.12% and 0.13% for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 2, 2021, the date on which the consolidated financial statements were issued.

On January 15, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, MC Advisors, MC Management and Raymond James & Associates, Inc., as representative of the several underwriters, in connection with the issuance and sale (the “Offering”) of $130,000 aggregate principal amount of 4.75% Notes due 2026 (the “2026 Notes”). The Offering closed on January 25, 2021. In connection with the closing of the Offering, the Company and U.S. Bank National Association, as trustee (the “Trustee”), entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture, dated September 12, 2018, between the Company and the Trustee (together with the Second Supplemental Indenture, the “Indenture”). The Second Supplemental Indenture relates to the Company’s issuance, offer and sale of the 2026 Notes.

The 2026 Notes are due February 15, 2026. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a redemption price (as determined by the Company) equal to the greater of the following amounts, plus, in each case, accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate (as defined in the Second Supplemental Indenture) plus 50 basis points; provided, however, that if the Company redeems any Notes on or after November 15, 2025 (the date falling three months prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Indenture contains certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC and certain other exceptions, and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are set forth in the Indenture.

On January 19, 2021, the Company announced that it would redeem all of its outstanding 2023 Notes on February 18, 2021 (the “Redemption Date”). The redemption price for the 2023 Notes equals 100% of the $109,000 aggregate principal amount of the 2023 Notes being redeemed, plus accrued and unpaid interest otherwise payable for the current quarterly interest period accrued to, and including, the Redemption Date. The 2023 Notes were delisted from the Nasdaq Global Select Market in conjunction with the redemption.

On March 1, 2021, the Company made a repayment of $28,100 in SBA debentures using the restricted cash at MRCC SBIC.

On March 2, 2021, the Board declared a quarterly distribution of $0.25 per share payable on March 31, 2021 to holders of record on March 16, 2021.

Note 15. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$12,552	$13,385	$20,642	$15,002
Net investment income	$5,326	$5,644	$12,636	$6,782
Net gain (loss)	$3,751	$9,541	$1,598	$(43,632)
Net increase (decrease) in net assets resulting from operations	$9,077	$15,185	$14,234	$(36,850)
Net investment income per share – basic and diluted	$0.25	$0.26	$0.61	$0.33
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.42	$0.71	$0.69	$(1.81)
Net asset value per share at period end	$11.00	$10.83	$10.37	$10.04

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$17,985	$17,330	$16,719	$16,159
Net investment income	$7,649	$7,238	$7,073	$7,074
Net gain (loss)	$(3,521)	$(3,585)	$(3,081)	$367
Net increase (decrease) in net assets resulting from operations	$4,128	$3,653	$3,992	$7,441
Net investment income per share – basic and diluted	$0.37	$0.35	$0.35	$0.35
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.21	$0.17	$0.20	$0.36
Net asset value per share at period end	$12.20	$12.34	$12.52	$12.67

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$14,835	$13,779	$14,820	$14,950
Net investment income	$7,803	$7,726	$7,906	$8,465
Net gain (loss)	$(6,632)	$(8,719)	$(3,626)	$(7,075)
Net increase (decrease) in net assets resulting from operations	$1,171	$(993)	$4,280	$1,390
Net investment income per share – basic and diluted	$0.38	$0.38	$0.39	$0.42
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.06	$(0.05)	$0.21	$0.07
Net asset value per share at period end	$12.66	$12.95	$13.35	$13.49

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.2	Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.3	First Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.4	Form of Global Note with respect to the 5.75% Notes due 2023 (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018, and Exhibit A therein)
4.5	Second Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021)
4.6	Form of Global Note with respect to the 4.75% Notes due 2026 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021, and Exhibit A therein)
4.7	Description of Securities (filed herewith)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Amended and Restated Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 6, 2019)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)
10.7	Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)
10.8	Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 20, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00866) filed on March 20, 2019)
10.9	Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)
10.10	Amendment No. 3 and Limited Waiver to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 21, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on May 22, 2020)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of RSM US LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Report of RSM US LLP on Senior Securities Table (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2021

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 2, 2021
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director	March 2, 2021
Aaron D. Peck	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 2, 2021
Thomas J. Allison

/s/ Jeffrey A. Golman	Director	March 2, 2021
Jeffrey A. Golman

/s/ Jorde M. Nathan	Director	March 2, 2021
Jorde M. Nathan

/s/ Robert S. Rubin	Director	March 2, 2021
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 2, 2021
Jeffrey D. Steele