Form 10-Q
period 2021-03-31
MONROE CAPITAL Corp
filed 2021-05-04
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 3, 2021, the registrant had 21,303,540 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$372,493	$398,040
Non-controlled affiliate company investments	107,819	109,715
Controlled affiliate company investments	41,067	39,284
Total investments, at fair value (amortized cost of: $565,821 and $596,103, respectively)	521,379	547,039
Cash	7,723	6,769
Restricted cash	8,165	25,657
Unrealized gain on foreign currency forward contracts	221	—
Interest receivable	5,944	4,606
Other assets	1,041	1,052
Total assets	544,473	585,123

LIABILITIES
Debt:
Revolving credit facility	92,891	126,559
2023 Notes	—	109,000
2026 Notes	130,000	—
SBA debentures payable	86,900	115,000
Total debt	309,791	350,559
Less: Unamortized deferred financing costs	(7,715)	(7,052)
Total debt, less unamortized deferred financing costs	302,076	343,507
Interest payable	1,809	2,764
Unrealized loss on foreign currency forward contracts	—	113
Management fees payable	2,334	1,978
Incentive fees payable	193	—
Accounts payable and accrued expenses	1,863	2,327
Directors' fees payable	35	—
Total liabilities	308,310	350,689
Net assets	$236,163	$234,434

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,304 and 21,304 shares issued and outstanding, respectively	$21	$21
Capital in excess of par value	294,897	294,897
Accumulated undistributed (overdistributed) earnings	(58,755)	(60,484)
Total net assets	$236,163	$234,434

Net asset value per share	$11.08	$11.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$8,233	$12,347
Payment-in-kind interest income	654	71
Dividend income	20	16
Fee income	477	198
Total investment income from non-controlled/non-affiliate company investments	9,384	12,632
Non-controlled affiliate company investments:
Interest income	1,562	190
Payment-in-kind interest income	1,025	1,005
Dividend income	42	25
Total investment income from non-controlled affiliate company investments	2,629	1,220
Controlled affiliate company investments:
Dividend income	1,200	1,150
Total investment income from controlled affiliate company investments	1,200	1,150
Total investment income	13,213	15,002

Operating expenses:
Interest and other debt financing expenses	4,453	4,830
Base management fees	2,334	2,551
Incentive fees	830	—
Professional fees	226	215
Administrative service fees	356	338
General and administrative expenses	260	231
Directors' fees	35	35
Expenses before incentive fee waiver	8,494	8,200
Incentive fee waiver	(637)	—
Total expenses, net of incentive fee waiver	7,857	8,200
Net investment income before income taxes	5,356	6,802
Income taxes, including excise taxes	30	20
Net investment income	5,326	6,782

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	58	94
Non-controlled affiliate company investments	(250)	—
Extinguishment of debt	(2,774)	—
Foreign currency forward contracts	(38)	(4)
Foreign currency and other transactions	(14)	(15)
Net realized gain (loss)	(3,018)	75

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	4,641	(20,355)
Non-controlled affiliate company investments	(1,802)	(13,707)
Controlled affiliate company investments	1,783	(11,087)
Foreign currency forward contracts	334	98
Foreign currency and other transactions	(209)	1,344
Net change in unrealized gain (loss)	4,747	(43,707)

Net gain (loss)	1,729	(43,632)

Net increase (decrease) in net assets resulting from operations	$7,055	$(36,850)

Per common share data:
Net investment income per share - basic and diluted	$0.25	$0.33
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.33	$(1.81)
Weighted average common shares outstanding - basic and diluted	21,304	20,445

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357
Net investment income	—	—	—	6,782	6,782
Net realized gain (loss)	—	—	—	75	75
Net change in unrealized gain (loss)	—	—	—	(43,707)	(43,707)
Distributions to stockholders	—	—	—	(7,155)	(7,155)
Balances at March 31, 2020	20,445	$20	$288,850	$(83,518)	$205,352

Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434
Net investment income	—	—	—	5,326	5,326
Net realized gain (loss)	—	—	—	(3,018)	(3,018)
Net change in unrealized gain (loss)	—	—	—	4,747	4,747
Distributions to stockholders	—	—	—	(5,326)	(5,326)
Balances at March 31, 2021	21,304	$21	$294,897	$(58,755)	$236,163

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,055	$(36,850)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	192	(94)
Net realized (gain) loss on extinguishment of debt	2,774	—
Net realized (gain) loss on foreign currency forward contracts	38	4
Net realized (gain) loss on foreign currency and other transactions	14	15
Net change in unrealized (gain) loss on investments	(4,622)	45,149
Net change in unrealized (gain) loss on foreign currency forward contracts	(334)	(98)
Net change in unrealized (gain) loss on foreign currency and other transactions	209	(1,344)
Payment-in-kind interest income	(1,679)	(1,076)
Net accretion of discounts and amortization of premiums	(352)	(344)
Purchases of investments	(43,744)	(71,088)
Proceeds from principal payments, sales of investments and settlement of forward contracts	75,827	52,843
Amortization of deferred financing costs	601	484
Changes in operating assets and liabilities:
Interest receivable	(1,338)	(879)
Other assets	11	(264)
Interest payable	(955)	(956)
Management fees payable	356	(200)
Incentive fees payable	193	(1,374)
Accounts payable and accrued expenses	(464)	(320)
Directors' fees payable	35	35
Net cash provided by (used in) operating activities	33,817	(16,357)

Cash flows from financing activities:
Borrowings on revolving credit facility	113,600	51,700
Repayments of revolving credit facility	(147,450)	(38,600)
Repayment of 2023 Notes	(109,000)	—
Proceeds from 2026 Notes	130,000	—
Repayment of SBA debentures	(28,100)	—
Payments of deferred financing costs	(4,038)	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(5,326)	(7,155)
Net cash provided by (used in) financing activities	(50,314)	5,945

Net increase (decrease) in Cash and Restricted cash	(16,497)	(10,412)
Effect of foreign currency exchange rates	(41)	(19)
Cash and Restricted cash, beginning of period	32,426	29,643
Cash and Restricted cash, end of period	$15,888	$19,212

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,774	$5,294
Cash paid (refund received) for income taxes, including excise taxes during the period	$400	$85

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2021	December 31, 2020
Cash	$7,723	$6,769
Restricted cash	8,165	25,657
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,888	$32,426

	March 31, 2020	December 31, 2019
Cash	$9,320	$2,234
Restricted cash	9,892	27,409
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$19,212	$29,643

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company	L+7.75%	8.75%		4/24/2018	4/24/2023		2,783	$2,757	$2,783	1.2%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		12/18/2018	12/18/2023		4,876	4,826	4,876	2.1%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		7/6/2020	12/18/2023		1,918	1,888	1,944	0.8%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.55%		12/18/2018	12/18/2023		500	—	—	0.0%
							10,077	9,471	9,603	4.1%
Banking, Finance, Insurance & Real Estate
J2 BWA Funding, LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%		12/24/2020	12/24/2026		2,750	267	265	0.1%
Liftforward SPV II, LLC (g)	L+10.75%	11.25%		11/10/2016	6/30/2021		1,586	1,586	1,495	0.6%
NCBP Property, LLC (g)	L+9.50%	10.50%		12/18/2020	12/16/2022		1,950	1,934	1,942	0.8%
Oceana Australian Fixed Income Trust (g) (i) (j)	n/a	11.50%		2/25/2021	2/25/2026		8,165	8,460	8,165	3.5%
StarCompliance MidCo, LLC	L+6.75%	7.75%		1/12/2021	1/11/2027		2,000	1,962	1,998	0.8%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	7.75%		1/12/2021	1/11/2027		322	—	—	0.0%
US Claims Litigation Funding, LLC (Revolver) (f) (g)	L+8.75%	9.75%		11/30/2020	11/29/2024		1,500	1,200	1,190	0.5%
W3 Monroe RE Debt LLC (g)	n/a	10.00%		2/5/2021	2/4/2028		2,725	2,725	2,725	1.2%
							20,998	18,134	17,780	7.5%
Beverage, Food & Tobacco
LX/JT Intermediate Holdings, Inc. (k)	L+6.00%	7.50%		3/11/2020	3/11/2025		9,643	9,486	9,392	4.0%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%		3/11/2020	3/11/2025		833	—	—	0.0%
Toojay's Management, LLC (l)	n/a	n/a	(m)	10/26/2018	10/26/2022		1,448	1,407	—	0.0%
Toojay's Management, LLC (l)	n/a	n/a	(m)	10/26/2018	10/26/2022		199	199	—	0.0%
Toojay's Management, LLC (Revolver) (l)	n/a	n/a	(m)	10/26/2018	10/26/2022		66	66	—	0.0%
							12,189	11,158	9,392	4.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (k)	L+6.50%	7.50%		2/28/2020	11/28/2025		9,899	9,736	9,800	4.1%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	L+6.50%	7.50%		2/28/2020	11/28/2025		1,784	—	—	0.0%
							11,683	9,736	9,800	4.1%
Chemicals, Plastics & Rubber
Midwest Composite Technologies, LLC (k)	L+6.75%	7.75%		12/2/2019	8/31/2023		14,888	14,686	14,903	6.3%
Midwest Composite Technologies, LLC	L+6.75%	7.75%		8/31/2018	8/31/2023		884	875	885	0.4%
Midwest Composite Technologies, LLC	L+6.75%	7.75%		8/31/2018	8/31/2023		508	508	509	0.2%
Midwest Composite Technologies, LLC (Revolver) (f)	L+6.75%	7.75%		8/31/2018	8/31/2023		90	—	—	0.0%
Valudor Products, LLC	L+7.50%	7.00% Cash/ 1.50% PIK		6/18/2018	6/19/2023		1,567	1,552	1,733	0.7%
Valudor Products, LLC (n)	L+7.50%	8.50% PIK		6/18/2018	6/19/2023		222	219	—	0.0%
Valudor Products, LLC (Revolver) (f)	L+9.50%	10.50%		6/18/2018	6/19/2023		818	669	641	0.3%
							18,977	18,509	18,671	7.9%
Construction & Building
Cali Bamboo, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022		6,902	6,902	6,902	2.9%
Cali Bamboo, LLC (Revolver) (f)	L+9.50%	8.00% Cash/ 2.50% PIK		7/10/2015	3/31/2022		2,165	—	—	0.0%
Dude Solutions Holdings, Inc.	L+7.50%	8.50%		6/14/2019	6/13/2025		9,963	9,793	9,953	4.2%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.50%	8.50%		6/14/2019	6/13/2025		1,304	—	—	0.0%
							20,334	16,695	16,855	7.1%
Consumer Goods: Durable
Parterre Flooring & Surface Systems, LLC (k)	L+9.00%	10.00	%(m)	8/22/2017	8/22/2022		6,936	6,203	475	0.2%
							6,936	6,203	475	0.2%
Consumer Goods: Non-Durable
Thrasio, LLC	L+7.00%	8.00%		12/18/2020	12/18/2026		1,496	1,461	1,498	0.6%
Thrasio, LLC (Delayed Draw) (f) (h)	L+7.00%	8.00%		12/18/2020	12/18/2026		990	—	—	0.0%
							2,486	1,461	1,498	0.6%
Environmental Industries
Quest Resource Management Group, LLC	L+8.50%	9.75%		10/19/2020	10/20/2025		997	931	1,027	0.4%
Quest Resource Management Group, LLC (Delayed Draw) (f) (h)	L+8.50%	9.75%		10/19/2020	10/20/2025		1,087	—	—	0.0%
StormTrap, LLC	L+5.50%	6.50%		12/10/2018	12/8/2023		7,820	7,739	7,820	3.3%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%		12/10/2018	12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (k)	L+6.00%	7.00%		4/29/2016	9/29/2023		2,877	2,867	2,880	1.2%
Synergy Environmental Corporation (k)	L+6.00%	7.00%		4/29/2016	9/29/2023		481	479	481	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%		4/29/2016	9/29/2023		820	820	821	0.4%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	7.00%		4/29/2016	9/29/2023		671	67	67	0.0%
							15,185	12,903	13,096	5.5%

Healthcare & Pharmaceuticals
American Optics Holdco, Inc. (g) (j)	L+6.50%	7.50%		9/13/2017	9/13/2022		2,143	2,129	2,143	0.9%
American Optics Holdco, Inc. (g) (j)	L+6.50%	7.50%		9/13/2017	9/13/2022		1,616	1,604	1,616	0.7%
American Optics Holdco, Inc. (Revolver) (f) (g) (j)	L+6.50%	7.50%		9/13/2017	9/13/2022		220	—	—	0.0%
American Optics Holdco, Inc. (Revolver) (f) (g) (j)	L+6.50%	7.50%		9/13/2017	9/13/2022		440	—	—	0.0%
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024		3,568	3,523	3,312	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024		934	934	867	0.4%
Brickell Bay Acquisition Corp.	L+7.00%	8.00%		2/12/2021	2/12/2026		4,000	3,922	3,980	1.7%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (h)	L+7.00%	8.00%		2/12/2021	2/12/2026		800	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a	(o)	3/31/2015	n/a	(p)	—	—	1,592	0.7%
Seran BioScience, LLC	L+7.25%	8.25%		12/31/2020	12/31/2025		2,500	2,453	2,497	1.0%
Seran BioScience, LLC (Revolver) (f)	L+7.25%	8.25%		12/31/2020	12/31/2025		444	—	—	0.0%
							16,665	14,565	16,007	6.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
High Tech Industries
Arcstor Midco, LLC	L+7.00%	8.00%		3/16/2021	3/16/2027	4,500	$4,410	$4,500	1.9%
MarkLogic Corporation	L+8.00%	9.00%		10/20/2020	10/20/2025	3,491	3,411	3,561	1.5%
MarkLogic Corporation (Revolver) (f)	L+6.00%	7.00%		10/20/2020	10/20/2025	269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK		2/15/2019	2/14/2025	6,413	6,327	6,201	2.6%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%		2/15/2019	2/14/2025	667	—	—	0.0%
Newforma, Inc. (k)	L+5.00%	6.00%		6/30/2017	6/30/2022	11,806	11,755	11,802	5.0%
Newforma, Inc. (Revolver) (f)	L+5.00%	6.00%		6/30/2017	6/30/2022	1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.50%		12/28/2018	12/30/2024	9,500	9,387	9,462	4.0%
Planful, Inc. (Delayed Draw) (f) (h)	L+6.50%	7.50%		1/11/2021	12/30/2024	1,325	442	440	0.2%
Planful, Inc. (Revolver) (f)	L+6.50%	7.50%		12/28/2018	12/30/2024	442	88	88	0.1%
RPL Bidco Limited (g) (j) (q)	L+7.00%	7.50%		11/9/2017	11/9/2023	14,488	13,821	14,485	6.1%
RPL Bidco Limited (g) (j) (q)	L+7.00%	7.50%		5/22/2018	11/9/2023	1,792	1,639	1,791	0.8%
RPL Bidco Limited (g) (j) (q)	L+7.00%	7.50%		3/3/2021	11/9/2023	1,240	1,256	1,240	0.5%
RPL Bidco Limited (Revolver) (f) (g) (j) (q)	L+7.00%	7.50%		11/9/2017	11/9/2023	551	—	—	0.0%
						57,734	52,536	53,570	22.7%
Hotels, Gaming & Leisure
Equine Network, LLC	L+8.00%	9.00%		12/31/2020	12/31/2025	1,750	1,713	1,754	0.8%
Equine Network, LLC	L+8.00%	9.00%		1/29/2021	12/31/2025	794	778	796	0.3%
Equine Network, LLC (Delayed Draw) (f) (h)	L+8.00%	9.00%		12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+8.00%	9.00%		12/31/2020	12/31/2025	171	—	—	0.0%
						3,142	2,491	2,550	1.1%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC	L+8.50%	9.00%		12/22/2016	12/22/2021	2,637	2,629	2,635	1.1%
Destination Media, Inc. (k)	L+5.50%	6.50%		4/7/2017	4/7/2022	4,225	4,209	4,225	1.8%
Destination Media, Inc. (Revolver) (f)	L+5.50%	6.50%		4/7/2017	4/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+6.50%	7.50%		10/30/2020	10/30/2025	2,494	2,449	2,519	1.1%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (h)	L+6.50%	7.50%		3/12/2021	10/30/2025	721	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.50%	7.50%		10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	L+6.25%	7.25%		11/20/2020	11/20/2025	1,500	1,472	1,530	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (h)	L+6.25%	7.25%		11/20/2020	11/20/2025	789	671	684	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+6.25%	7.25%		11/20/2020	11/20/2025	316	—	—	0.0%
Stratus Unlimited, LLC	L+7.00%	8.00%		12/22/2017	8/30/2024	14,791	14,737	14,791	6.3%
Stratus Unlimited, LLC (Revolver) (f)	L+7.00%	8.00%		12/22/2017	8/30/2024	3,490	—	—	0.0%
XanEdu Publishing, Inc.	L+6.50%	7.50%		1/28/2020	1/28/2025	1,881	1,851	1,889	0.8%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%		1/28/2020	1/28/2025	495	—	—	0.0%
						34,121	28,018	28,273	12.0%
Media: Broadcasting & Subscription
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022	1,438	1,432	1,438	0.6%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		11/4/2019	11/2/2022	276	273	276	0.1%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022	451	451	451	0.2%
Vice Group Holding, Inc.	L+12.00%	5.50% Cash/ 8.00% PIK		5/2/2019	11/2/2022	170	170	170	0.1%
						2,335	2,326	2,335	1.0%

Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+5.75%	6.75%		1/4/2019	1/4/2024	1,955	1,932	1,934	0.8%
Attom Intermediate Holdco, LLC	L+7.50%	8.75%		6/25/2020	1/4/2024	476	469	491	0.2%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%		1/4/2019	1/4/2024	320	—	—	0.0%
Crownpeak Technology, Inc.	L+6.25%	7.25%		2/28/2019	2/28/2024	4,000	3,951	3,998	1.7%
Crownpeak Technology, Inc.	L+6.25%	7.25%		2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+6.25%	7.25%		2/28/2019	2/28/2024	167	—	—	0.0%
						6,978	6,412	6,483	2.7%
Retail
BLST Operating Company, LLC	L+9.00%	1.00% Cash/ 9.00% PIK (m)		8/28/2020	8/28/2025	1,259	1,223	1,039	0.4%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK		1/14/2020	12/30/2022	1,336	1,336	1,320	0.6%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	12/30/2022	760	758	751	0.3%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK		10/4/2016	12/30/2022	7,623	7,605	7,047	3.0%
LuLu's Fashion Lounge, LLC	L+9.50%	8.00% Cash/ 2.50% PIK		8/21/2017	8/29/2022	4,055	4,015	3,467	1.5%
The Worth Collection, Ltd. (k)	L+8.50%	9.00	% (m)	9/29/2016	9/29/2021	10,587	10,248	120	0.0%
						25,620	25,185	13,744	5.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Atlas Sign Industries of FLA, LLC (k)	L+11.50%	11.50% Cash/ 1.00% PIK	5/14/2018	5/15/2023		3,572	$3,377	$3,561	1.5%
Burroughs, Inc. (k)	L+6.50%	7.50%	12/22/2017	12/22/2022		5,726	5,687	5,726	2.4%
Burroughs, Inc. (Revolver) (f)	L+6.50%	7.50%	12/22/2017	12/22/2022		1,220	—	—	0.0%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024		9,000	8,916	9,000	3.8%
Certify, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024		1,227	1,227	1,227	0.5%
Certify, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024		409	102	102	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%	7/9/2019	7/9/2025		10,050	9,897	9,950	4.2%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%	7/9/2019	7/9/2025		817	—	—	0.0%
IT Global Holding, LLC	L+9.00%	10.00%	11/15/2018	11/10/2023		7,625	7,534	7,625	3.2%
IT Global Holding, LLC	L+9.00%	10.00%	7/19/2019	11/10/2023		2,843	2,801	2,843	1.2%
IT Global Holding, LLC (Revolver)	L+9.00%	10.00%	11/15/2018	11/10/2023		875	875	875	0.4%
RedZone Robotics, Inc.	L+7.25%	7.75% Cash/ 0.50% PIK	6/1/2018	6/5/2023		220	217	220	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+7.25%	7.75% Cash/ 0.50% PIK	6/1/2018	6/5/2023		158	—	—	0.0%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	2/15/2024		3,430	3,389	3,433	1.5%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	2/15/2024		2,467	2,467	2,470	1.1%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	2/15/2024		2,167	2,167	2,170	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	2/15/2024		1,559	1,559	1,560	0.7%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024		3,601	3,553	3,411	1.4%
VPS Holdings, LLC	L+7.00%	8.00%	10/5/2018	10/4/2024		2,939	2,939	2,784	1.2%
VPS Holdings, LLC (Revolver) (f)	L+7.00%	8.00%	10/5/2018	10/4/2024		1,000	100	95	0.1%
						60,905	56,807	57,052	24.2%
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025		2,500	2,459	2,500	1.1%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025		1,000	150	150	0.1%
IDIG Parent, LLC	L+6.50%	7.50%	12/15/2020	12/15/2026		5,558	5,453	5,565	2.4%
IDIG Parent, LLC (Delayed Draw) (f) (h)	L+6.50%	7.50%	12/15/2020	12/15/2026		918	—	—	0.0%
IDIG Parent, LLC (Revolver) (f)	L+6.50%	7.50%	12/15/2020	12/15/2026		429	—	—	0.0%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023		1,955	1,933	1,957	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023		4,104	4,104	4,108	1.7%
Mammoth Holdings, LLC (Delayed Draw) (f) (h)	L+6.00%	7.00%	3/12/2021	10/16/2023		6,386	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%	10/16/2018	10/16/2023		657	—	—	0.0%
						23,507	14,099	14,280	6.1%
Wholesale
Nearly Natural, Inc. (k)	L+6.75%	7.75%	12/15/2017	12/15/2022		6,598	6,547	6,598	2.8%
Nearly Natural, Inc.	L+6.75%	7.75%	2/16/2021	12/15/2022		3,095	3,039	3,095	1.3%
Nearly Natural, Inc. (k)	L+6.75%	7.75%	9/22/2020	12/15/2022		1,706	1,681	1,706	0.7%
Nearly Natural, Inc. (k)	L+6.75%	7.75%	8/28/2019	12/15/2022		1,858	1,858	1,858	0.8%
Nearly Natural, Inc. (Revolver) (f)	L+6.75%	7.75%	12/15/2017	12/15/2022		2,397	639	639	0.3%
						15,654	13,764	13,896	5.9%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						365,526	320,473	305,360	129.3%

Unitranche Secured Loans (r)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+9.00%	10.00%	6/23/2017	6/23/2022		9,232	9,192	9,232	3.9%
MFG Chemical, LLC	L+9.00%	10.00%	3/15/2018	6/23/2022		976	976	976	0.4%
						10,208	10,168	10,208	4.3%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (s)	L+5.75%	6.75%	7/18/2018	4/12/2022		10,015	10,015	9,965	4.2%
Priority Ambulance, LLC (t)	L+5.75%	6.75%	4/12/2017	4/12/2022		1,253	1,244	1,247	0.5%
Priority Ambulance, LLC	L+5.75%	6.75%	12/13/2018	4/12/2022		668	668	665	0.3%
Priority Ambulance, LLC (Delayed Draw) (f) (h)	L+5.75%	6.75%	10/22/2020	4/12/2022		1,009	—	—	0.0%
						12,945	11,927	11,877	5.0%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022		3,892	3,878	3,892	1.6%
Energy Services Group, LLC (g) (q)	L+8.42%	9.42%	5/4/2017	5/4/2022		4,832	4,639	4,832	2.0%
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022		1,108	1,094	1,108	0.5%
WillowTree, LLC	L+5.50%	6.50%	10/9/2018	10/9/2023		7,790	7,713	7,716	3.3%
						17,622	17,324	17,548	7.4%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (h)	L+8.50%	9.00%	11/18/2020	11/18/2026		2,250	1,100	1,102	0.5%
						2,250	1,100	1,102	0.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						43,025	40,519	40,735	17.2%

Junior Secured Loans
Beverage, Food & Tobacco
California Pizza Kitchen, Inc.	L+13.50%	1.00% Cash/ 14.00% PIK (m)	8/19/2016	5/23/2025		1,264	1,264	1,235	0.5%
CSM Bakery Solutions, LLC	L+10.00%	11.00%	5/23/2013	2/4/2022		6,116	6,116	6,065	2.6%
						7,380	7,380	7,300	3.1%
Capital Equipment
ALTA Enterprises, LLC (g)	L+8.00%	9.80%	2/14/2020	8/13/2025		3,783	3,672	3,934	1.7%
						3,783	3,672	3,934	1.7%
Services: Consumer
Education Corporation of America	L+11.00%	5.70% Cash/ 5.50% PIK (m)	9/3/2015	n/a	(p)	833	831	765	0.3%
						833	831	765	0.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						11,996	11,883	11,999	5.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Equity Securities (u) (ah)
Banking, Finance, Insurance & Real Estate
J2 BWA Funding, LLC (0.7% profit sharing) (g) (v)	—	—	(w)	12/24/2020	—		—	$—	$—	0.0%
PKS Holdings, LLC (5,680 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	58	222	0.1%
PKS Holdings, LLC (5,714 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	9	34	0.0%
PKS Holdings, LLC (132 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (g)	n/a	5.00% PIK		11/30/2017	—		—	9	34	0.0%
								77	295	0.1%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 preferred units)	—	—	(w)	8/19/2016	—		—	5,468	1,790	0.8%
								5,468	1,790	0.8%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (v)	—	—	(w)	2/28/2020	—		—	119	156	0.1%
								119	156	0.1%
Chemicals, Plastics & Rubber
Valudor Products, LLC (501,014 Class A-1 units) (v)	n/a	10.00% PIK	(m)	6/18/2018	—		—	501	—	0.0%
								501	—	0.0%
Environmental Industries
Quest Resource Holding Corporation (warrant to purchase up to 0.2% of the equity)	—	—	(w)	10/19/2020	3/19/2028		—	67	122	0.1%
								67	122	0.1%
Healthcare & Pharmaceuticals
Seran BioScience, LLC (33,333 common units) (v)	—	—	(w)	12/31/2020	—		—	333	385	0.2%
								333	385	0.2%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(w)	4/14/2017	—		—	2,284	43	0.0%
MarkLogic Corporation (290,239 Class A units)	—	—	(w)	10/20/2020	—		—	290	465	0.2%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—		—	473	591	0.2%
Recorded Future, Inc. (80,486 Class A units) (x)	—	—	(w)	7/3/2019	—		—	81	158	0.1%
								3,128	1,257	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (99 Class A units) (v)	n/a	10.00% PIK		12/31/2020	—		—	99	101	0.0%
								99	101	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, LLC (128,866 Class A voting units)	—	—	(w)	12/22/2016	—		—	129	537	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (g) (j)	—	—	(w)	9/18/2015	9/18/2025		—	—	1,626	0.7%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—		—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(w)	11/20/2020	—		—	—	3	0.0%
Stratus Unlimited, LLC (686 shares of common units)	—	—	(w)	8/30/2019	—		—	872	1,065	0.5%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	79	0.0%
								1,090	3,350	1.4%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (v)	—	—	(w)	1/4/2019	—		—	297	406	0.2%
								297	406	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (v)	—	—	(w)	8/28/2020	—		—	1,072	122	0.1%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(w)	1/14/2020	1/14/2029		—	—	82	0.0%
The Tie Bar Operating Company, LLC - Class A preferred units (1,275 units)	—	—	(w)	6/25/2013	—		—	87	4	0.0%
The Tie Bar Operating Company, LLC - Class B preferred units (1,275 units)	—	—	(w)	6/25/2013	—		—	—	—	0.0%
								1,159	208	0.1%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(w)	11/1/2017	—		—	395	433	0.2%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 3.0% of the equity)	—	—	(w)	5/14/2018	5/14/2026		—	125	179	0.1%
								520	612	0.3%
Services: Consumer
IDIG Parent, LLC (245,958 shares of common stock) (v) (y)	—	—	(w)	1/4/2021	—		—	248	268	0.0%
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—		—	7,492	5,117	2.2%
Express Wash Acquisition Company, LLC (100,000 Class A units) (v)	n/a	8.00% PIK		12/28/2020	—		—	100	126	0.1%
								7,840	5,511	2.3%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(w)	12/15/2017	—		—	152	206	0.1%
								152	206	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								20,850	14,399	6.1%
Total Non-Controlled/Non-Affiliate Company Investments								$393,725	$372,493	157.7%

Non-Controlled Affiliate Company Investments (z)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	12/31/2021		9,585	$9,585	$9,585	4.1%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	12/31/2021		4,212	4,212	4,212	1.8%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	12/31/2021		581	581	581	0.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	12/31/2021		2,136	2,136	3,131	1.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	12/31/2021		3,955	3,955	3,997	1.7%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	12/31/2021		19	19	19	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	12/31/2021		91	91	91	0.0%
HFZ Capital Group, LLC (g) (aa)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	13,242	13,242	14,275	6.0%
HFZ Capital Group, LLC (g) (aa)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	4,758	4,758	5,129	2.2%
MC Asset Management (Corporate), LLC (g)	L+15.00%	16.00% PIK		1/26/2021	1/26/2024		6,423	6,423	6,423	2.7%
MC Asset Management (Industrial), LLC (g) (aa)	L+17.00%	18.00% PIK		6/11/2019	10/30/2024		10,799	10,793	11,579	4.9%
							55,801	55,795	59,022	25.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Beverage, Food & Tobacco
TJ Management HoldCo, LLC (Revolver) (f) (l)	L+5.50%	6.50%		9/9/2020	6/30/2024		795	$—	$—	0.0%
							795	—	—	0.0%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (k)	L+5.50%	6.50%		2/5/2020	2/5/2025		6,912	6,803	6,981	3.0%
Ascent Midco, LLC (Delayed Draw) (f) (h) (k)	L+5.50%	6.50%		2/5/2020	2/5/2025		2,838	—	—	0.0%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
SHI Holdings, Inc. (k)	L+10.75%	10.90% PIK	(m)	7/10/2014	n/a	(p)	2,899	2,897	115	0.0%
SHI Holdings, Inc. (Revolver) (f)	L+10.75%	10.90% PIK	(m)	7/10/2014	n/a	(p)	4,667	4,585	182	0.1%
							18,445	14,285	7,278	3.1%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		11,915	11,823	12,511	5.3%
							11,915	11,823	12,511	5.3%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.00% PIK	(m)	9/12/2014	12/15/2021		1,481	1,481	1,442	0.6%
Luxury Optical Holdings Co. (Delayed Draw) (f) (h)	L+11.50%	12.50	%(m)	9/29/2017	12/15/2021		3,565	1,461	1,506	0.7%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.00% PIK	(m)	9/12/2014	12/15/2021		68	68	66	0.0%
							5,114	3,010	3,014	1.3%
Services: Business
Curion Holdings, LLC (k)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022		4,226	4,189	3,585	1.5%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022		871	836	822	0.4%
							5,097	5,025	4,407	1.9%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(m)	6/25/2019	6/30/2021		1,356	1,312	807	0.4%
							1,356	1,312	807	0.4%
Total Non-Controlled Affiliate Senior Secured Loans							98,523	91,250	87,039	36.9%

Unitranche Secured Loans (r)
Consumer Goods: Non-Durable
Incipio, LLC (ab)	L+8.50%	9.50% PIK	(m)	12/26/2014	8/22/2022		14,701	14,677	—	0.0%
Incipio, LLC (ac)	L+8.50%	9.50% PIK	(m)	3/9/2018	8/22/2022		4,326	4,326	2,088	0.9%
Incipio, LLC	L+8.50%	9.50% PIK	(m)	7/6/2018	8/22/2022		1,833	1,833	1,741	0.7%
Incipio, LLC	L+8.50%	9.50% PIK	(m)	1/15/2020	8/22/2022		1,543	1,543	1,465	0.6%
Incipio, LLC	L+8.50%	9.50% PIK	(m)	4/17/2019	8/22/2022		772	772	734	0.3%
Incipio, LLC	L+8.50%	9.50% PIK	(m)	7/8/2020	8/22/2022		1,615	1,615	1,535	0.7%
							24,790	24,766	7,563	3.2%
Total Non-Controlled Affiliate Unitranche Secured Loans							24,790	24,766	7,563	3.2%

Junior Secured Loans
Consumer Goods: Non-Durable
Incipio, LLC (ad)	n/a	10.70% PIK	(m)	6/18/2018	8/22/2022		3,766	—	—	0.0%
Incipio, LLC (ae)	n/a	10.70% PIK	(m)	6/18/2018	8/22/2022		7,194	—	—	0.0%
							10,960	—	—	0.0%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		44	—	—	0.0%
							1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans							12,724	1	—	0.0%

Equity Securities (z) (ah)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(w)	10/9/2014	12/18/2024		—	—	286	0.1%
MC Asset Management (Corporate), LLC (15.9% of interests) (g) (v) (aa)	—	—	(w)	6/11/2019	—		—	793	576	0.3%
								793	862	0.4%
Beverage, Food & Tobacco
TJ Management HoldCo, LLC (16 shares of common stock) (l) (v)	—	—	(w)	9/9/2020	—		—	2,386	3,285	1.4%
								2,386	3,285	1.4%
Consumer Goods: Non-Durable
Incipio, LLC (1,774 shares of Series C common units) (v)	—	—	(w)	7/6/2018	—		—	—	—	0.0%
								—	—	0.0%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (v)	n/a	8.00% PIK		2/5/2020	—		—	2,032	3,282	1.4%
Familia Dental Group Holdings, LLC (1,052 Class A units) (v) (af)	—	—	(w)	4/8/2016	—		—	3,602	3,350	1.4%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(w)	12/14/2016	—		—	27	—	0.0%
								5,661	6,632	2.8%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(w)	6/30/2020	—		—	—	—	0.0%
								—	—	0.0%
Retail
Luxury Optical Holdings Co. (91 preferred units)	n/a	15.00% PIK	(m)	9/12/2014	—		—	3,631	2,438	1.0%
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(w)	9/29/2017	—		—	—	—	0.0%
								3,631	2,438	1.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(w)	8/17/2018	—		—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (v)	—	—	(w)	6/21/2019	—		—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,929	13,217	5.6%
Total Non-Controlled Affiliate Company Investments								$129,946	$107,819	45.7%

Controlled Affiliate Company Investments (ag)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (g)	—	—		10/31/2017	—		—	$42,150	$41,067	17.4%
Total Controlled Affiliate Equity Securities								42,150	41,067	17.4%
Total Controlled Affiliate Company Investments								$42,150	$41,067	17.4%
TOTAL INVESTMENTS								$565,821	$521,379	220.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$103		£84	Bannockburn Global Forex, LLC	4/2/2021	$(13)
Foreign currency forward contract	$271		£212	Bannockburn Global Forex, LLC	6/1/2021	(21)
Foreign currency forward contract	$33		£26	Bannockburn Global Forex, LLC	6/1/2021	(3)
Foreign currency forward contract	$23		£16	Bannockburn Global Forex, LLC	6/3/2021	—
Foreign currency forward contract	$103		£83	Bannockburn Global Forex, LLC	7/2/2021	(12)
Foreign currency forward contract	$1,256		£900	Bannockburn Global Forex, LLC	7/2/2021	16
Foreign currency forward contract	$102		£83	Bannockburn Global Forex, LLC	10/4/2021	(12)
Foreign currency forward contract	$101		£82	Bannockburn Global Forex, LLC	1/3/2022	(12)
Foreign currency forward contract	$97		£79	Bannockburn Global Forex, LLC	4/4/2022	(12)
Foreign currency forward contract	$36		£29	Bannockburn Global Forex, LLC	5/6/2022	(4)
Foreign currency forward contract	$137	AUD	173	Bannockburn Global Forex, LLC	4/20/2021	5
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	5/18/2021	3
Foreign currency forward contract	$86	AUD	108	Bannockburn Global Forex, LLC	6/17/2021	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/16/2021	3
Foreign currency forward contract	$80	AUD	102	Bannockburn Global Forex, LLC	8/17/2021	3
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	9/16/2021	3
Foreign currency forward contract	$83	AUD	105	Bannockburn Global Forex, LLC	10/19/2021	3
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	11/16/2021	3
Foreign currency forward contract	$85	AUD	108	Bannockburn Global Forex, LLC	12/16/2021	3
Foreign currency forward contract	$91	AUD	115	Bannockburn Global Forex, LLC	1/19/2022	3
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	2/16/2022	3
Foreign currency forward contract	$75	AUD	95	Bannockburn Global Forex, LLC	3/16/2022	3
Foreign currency forward contract	$83	AUD	105	Bannockburn Global Forex, LLC	4/19/2022	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	5/17/2022	3
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	6/17/2022	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/18/2022	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	8/16/2022	2
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	9/16/2022	3
Foreign currency forward contract	$88	AUD	112	Bannockburn Global Forex, LLC	10/19/2022	3
Foreign currency forward contract	$74	AUD	95	Bannockburn Global Forex, LLC	11/16/2022	2
Foreign currency forward contract	$80	AUD	102	Bannockburn Global Forex, LLC	12/16/2022	2
Foreign currency forward contract	$87	AUD	112	Bannockburn Global Forex, LLC	1/18/2023	3
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	2/16/2023	2
Foreign currency forward contract	$74	AUD	95	Bannockburn Global Forex, LLC	3/16/2023	2
Foreign currency forward contract	$93	AUD	118	Bannockburn Global Forex, LLC	4/20/2023	3
Foreign currency forward contract	$63	AUD	81	Bannockburn Global Forex, LLC	5/16/2023	2
Foreign currency forward contract	$90	AUD	115	Bannockburn Global Forex, LLC	6/19/2023	2
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	7/18/2023	2
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	8/16/2023	2
Foreign currency forward contract	$82	AUD	105	Bannockburn Global Forex, LLC	9/18/2023	2
Foreign currency forward contract	$84	AUD	108	Bannockburn Global Forex, LLC	10/18/2023	2
Foreign currency forward contract	$77	AUD	98	Bannockburn Global Forex, LLC	11/16/2023	2
Foreign currency forward contract	$79	AUD	102	Bannockburn Global Forex, LLC	12/18/2023	2
Foreign currency forward contract	$84	AUD	108	Bannockburn Global Forex, LLC	1/17/2024	2
Foreign currency forward contract	$79	AUD	102	Bannockburn Global Forex, LLC	2/16/2024	2
Foreign currency forward contract	$76	AUD	98	Bannockburn Global Forex, LLC	3/18/2024	2
Foreign currency forward contract	$8,365	AUD	10,746	Bannockburn Global Forex, LLC	3/18/2024	200
						$221

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

(in thousands, except for shares and units)

(a)	All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2021 represented 220.8% of the Company’s net assets or 95.8% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $236,163 as of March 31, 2021.
(f)	All or a portion of this commitment was unfunded at March 31, 2021. As such, interest is earned only on the funded portion of this commitment.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets totaled 23.3% of the Company’s total assets.
(h)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(i)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(j)	This is an international company.
(k)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company's outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of March 31, 2021.
(m)	This position was on non-accrual status as of March 31, 2021, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	This investment represents a note convertible to preferred shares of the borrower.
(o)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company's share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. As of March 31, 2021, the Company has this remaining investment in Rockdale associated with residual proceeds currently expected from the Estate. This investment is a non-income producing security.
(p)	This is a demand note with no stated maturity.
(q)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(r)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a "last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(s)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	Represents less than 5% ownership of the portfolio company’s voting securities.
(v)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(w)	Represents a non-income producing security.
(x)	As of March 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(y)	As of March 31, 2021, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(z)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(aa)	The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during the three months ended December 31, 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860 – Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
(ab)	A portion of this loan (principal of $5,390) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $55) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ae)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(af)	As of March 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $611.
(ag)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
(ah)	Ownership of certain equity investments may occur through a holding company or partnership.

n/a - not applicable

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2020

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Unrealized Gain
Description	to be Purchased	to be Sold	Counterparty	Settlement Date	(Loss)
Foreign currency forward contract	$107	£87	Bannockburn Global Forex, LLC	1/4/2021	$(12)
Foreign currency forward contract	$264	£206	Bannockburn Global Forex, LLC	3/3/2021	(18)
Foreign currency forward contract	$33	£26	Bannockburn Global Forex, LLC	3/3/2021	(2)
Foreign currency forward contract	$103	£84	Bannockburn Global Forex, LLC	4/2/2021	(12)
Foreign currency forward contract	$271	£212	Bannockburn Global Forex, LLC	6/1/2021	(19)
Foreign currency forward contract	$33	£26	Bannockburn Global Forex, LLC	6/1/2021	(2)
Foreign currency forward contract	$103	£83	Bannockburn Global Forex, LLC	7/2/2021	(11)
Foreign currency forward contract	$102	£83	Bannockburn Global Forex, LLC	10/4/2021	(11)
Foreign currency forward contract	$101	£82	Bannockburn Global Forex, LLC	1/3/2022	(11)
Foreign currency forward contract	$97	£79	Bannockburn Global Forex, LLC	4/4/2022	(11)
Foreign currency forward contract	$36	£29	Bannockburn Global Forex, LLC	5/6/2022	(4)
					$(113)

(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2020 represented 233.3% of the Company’s net assets or 93.5% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $234,434 as of December 31, 2020.
(f)	All or a portion of this commitment was unfunded at December 31, 2020. As such, interest is earned only on the funded portion of this commitment.
(g)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, non-qualifying assets totaled 19.9% of the Company’s total assets.
(h)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(i)	This is a demand note with no stated maturity.
(j)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(k)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of December 31, 2020.
(l)	This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(m)	This investment represents a note convertible to preferred shares of the borrower.
(n)	This is an international company.
(o)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, the Company received $33,135 as an initial payment of proceeds from the legal proceedings from the Estate, of which $19,540 was recorded as a reduction in the cost basis of the Company’s investment in Rockdale, $3,878 was recorded as the collection of previously accrued interest, $7,378 was recorded as investment income for previously unaccrued interest and fees and $2,339 was recorded as realized gains. Additionally, as an offset, the Company recorded net change in unrealized (loss) of ($8,243) primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with the Company’s investment in Rockdale was $1,887 during the year ended December 31, 2020. As of December 31, 2020, the Company has this remaining investment in Rockdale associated with residual proceeds currently expected from the Estate. This investment is a non-income producing security.
(p)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(q)	As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an equity investment of $289.
(r)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(s)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	Represents less than 5% ownership of the portfolio company’s voting securities.
(v)	Ownership of certain equity investments may occur through a holding company or partnership.
(w)	Represents a non-income producing security.
(x)	As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	A portion of this loan (principal of $5,390) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(aa)	A portion of this loan (principal of $54) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ab)	A portion of this loan (principal of $1,015) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ac)	A portion of this loan (principal of $1,938) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	As of December 31, 2020, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $611.
(ae)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to control.
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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2021 and 2020, the Company received return of capital distributions from its equity investments and its investment in LLC equity interest in SLF of $60 and zero, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,263 and $4,844 as of March 31, 2021 and December 31, 2020, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2021 and 2020, totaled $465 and $975, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2021	2020
Interest income	$8,961	$11,979
PIK interest income	1,679	1,076
Dividend income (1)	1,262	1,191
Fee income	477	198
Prepayment gain (loss)	482	214
Accretion of discounts and amortization of premium	352	344
Total investment income	$13,213	$15,002

(1)	Includes PIK dividends of $62 and $41, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $27,277 and $22,273 at March 31, 2021 and December 31, 2020, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2021 and December 31, 2020, the Company had unamortized deferred financing costs of $7,715 and $7,052 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2021 and 2020 was $601 and $484, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of March 31, 2021 and December 31, 2020, other assets on the consolidated statements of assets and liabilities included $143 and $562, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of March 31, 2021, the Company held investments in two portfolio companies that were denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars. As of December 31, 2020, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three months ended March 31, 2021 and 2020, the Company recorded a net expense on the consolidated statements of operations of $30 and $20, respectively, for U.S. federal excise tax. As of March 31, 2021 and December 31, 2020, the Company had a receivable of $64 and a payable of $306 for excise taxes, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2021 and 2020, the Company did not record a net tax expense on the consolidated statements of operations for these Taxable Subsidiaries. As of both March 31, 2021 and December 31, 2020, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2021. The 2017 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$411,723	72.8%	$427,173	71.7%
Unitranche secured loans	65,285	11.5	77,465	13.0
Junior secured loans	11,884	2.1	14,763	2.4
LLC equity interest in SLF	42,150	7.5	42,150	7.1
Equity securities	34,779	6.1	34,552	5.8
Total	$565,821	100.0%	$596,103	100.0%

	March 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$392,399	75.2%	$405,224	74.1%
Unitranche secured loans	48,298	9.3	64,040	11.7
Junior secured loans	11,999	2.3	14,592	2.6
LLC equity interest in SLF	41,067	7.9	39,284	7.2
Equity securities	27,616	5.3	23,899	4.4
Total	$521,379	100.0%	$547,039	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2021		December 31, 2020
Amortized Cost:
International	$28,909	5.1%	$19,276	3.2%
Midwest	144,718	25.6	149,468	25.1
Northeast	127,036	22.5	139,553	23.4
Southeast	129,177	22.8	142,721	24.0
Southwest	25,434	4.5	23,857	4.0
West	110,547	19.5	121,228	20.3
Total	$565,821	100.0%	$596,103	100.0%

	March 31, 2021		December 31, 2020
Fair Value:
International	$29,440	5.6%	$20,008	3.7%
Midwest	142,285	27.3	144,261	26.4
Northeast	112,437	21.6	123,349	22.5
Southeast	126,011	24.2	138,406	25.3
Southwest	27,535	5.3	25,557	4.7
West	83,671	16.0	95,458	17.4
Total	$521,379	100.0%	$547,039	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2021		December 31, 2020
Amortized Cost:
Automotive	$9,471	1.7%	$9,495	1.6%
Banking, Finance, Insurance & Real Estate	74,799	13.2	70,779	11.9
Beverage, Food & Tobacco	26,392	4.7	26,308	4.4
Capital Equipment	13,527	2.4	13,603	2.3
Chemicals, Plastics & Rubber	29,178	5.1	28,723	4.8
Construction & Building	16,695	3.0	16,651	2.8
Consumer Goods: Durable	6,203	1.1	24,410	4.1
Consumer Goods: Non-Durable	26,227	4.6	26,030	4.3
Containers, Packaging & Glass	—	—	4,926	0.8
Environmental Industries	12,970	2.3	12,996	2.2
Healthcare & Pharmaceuticals	46,771	8.3	42,857	7.2
High Tech Industries	84,811	15.0	81,845	13.7
Hotels, Gaming & Leisure	2,590	0.5	1,771	0.3
Investment Funds & Vehicles	42,150	7.4	42,150	7.1
Media: Advertising, Printing & Publishing	29,108	5.1	30,764	5.1
Media: Broadcasting & Subscription	2,326	0.4	2,190	0.4
Media: Diversified & Production	6,709	1.2	6,707	1.1
Retail	32,985	5.8	32,017	5.4
Services: Business	62,353	11.0	79,768	13.4
Services: Consumer	25,540	4.5	29,697	5.0
Telecommunications	1,100	0.2	1,100	0.2
Wholesale	13,916	2.5	11,316	1.9
Total	$565,821	100.0%	$596,103	100.0%

	March 31, 2021		December 31, 2020
Fair Value:
Automotive	$9,603	1.9%	$9,637	1.8%
Banking, Finance, Insurance & Real Estate	77,959	15.0	72,627	13.3
Beverage, Food & Tobacco	21,767	4.2	20,676	3.8
Capital Equipment	13,890	2.7	13,750	2.5
Chemicals, Plastics & Rubber	28,879	5.5	27,754	5.1
Construction & Building	16,855	3.2	16,809	3.0
Consumer Goods: Durable	475	0.1	18,893	3.4
Consumer Goods: Non-Durable	9,061	1.7	13,027	2.4
Containers, Packaging & Glass	—	—	4,997	0.9
Environmental Industries	13,218	2.5	13,168	2.4
Healthcare & Pharmaceuticals	42,179	8.1	37,815	6.9
High Tech Industries	84,886	16.3	81,417	14.9
Hotels, Gaming & Leisure	2,651	0.5	1,771	0.3
Investment Funds & Vehicles	41,067	7.9	39,284	7.2
Media: Advertising, Printing & Publishing	31,623	6.1	31,553	5.8
Media: Broadcasting & Subscription	2,335	0.4	2,227	0.4
Media: Diversified & Production	6,889	1.3	6,811	1.2
Retail	19,404	3.7	18,443	3.4
Services: Business	62,071	11.9	78,584	14.4
Services: Consumer	21,363	4.1	25,306	4.6
Telecommunications	1,102	0.2	1,100	0.2
Wholesale	14,102	2.7	11,390	2.1
Total	$521,379	100.0%	$547,039	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both March 31, 2021 and December 31, 2020, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2021 and December 31, 2020, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both March 31, 2021 and December 31, 2020, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both March 31, 2021 and December 31, 2020, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three months ended March 31, 2021 and 2020, the Company received $1,200 and $1,150 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2021 allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2021 and 2020, SLF incurred $58 and $56, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of March 31, 2021 and December 31, 2020, SLF had total assets at fair value of $202,560 and $209,666, respectively. As of March 31, 2021 and December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1,076 and $1,031, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2021 and December 31, 2020, SLF had $563 and $839, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Senior secured loans (1)	203,382	214,389
Weighted average current interest rate on senior secured loans (2)	5.9%	5.8%
Number of borrowers in SLF	55	57
Largest portfolio company investment (1)	6,772	6,790
Total of five largest portfolio company investments (1)	27,037	27,064

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2021

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,765	$2,707
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,843	1,805
Trident Maritime SH, Inc.	L+5.50%	6.50%	2/26/2027	2,485	2,481
Trident Maritime SH, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	41
				7,358	7,034
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,722	1,720
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	255	255
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	2,993	2,993
				4,970	4,968
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.20%	1/30/2026	4,888	4,881
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,641	4,576
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	103	102
Lightbox Intermediate, L.P.	L+5.00%	5.20%	5/11/2026	4,913	4,863
Minotaur Acquisition, Inc.	L+5.00%	5.11%	3/27/2026	2,940	2,941
				17,485	17,363
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,116	1,076
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,647	3,645
				4,763	4,721
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,788	4,788
				4,788	4,788
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,206	1,177
				1,206	1,177
Construction & Building
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,933	2,864
				2,933	2,864
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.26%	5/1/2024	1,746	1,646
				1,746	1,646
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.19%	9/26/2025	2,436	2,328
				2,436	2,328
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,301	4,107
Polychem Acquisition, LLC	L+5.00%	5.11%	3/17/2025	2,940	2,936
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,716	4,291
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,242	2,837
				15,199	14,171
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.36%	7/30/2025	4,551	4,483
Offen, Inc.	L+5.00%	5.11%	6/22/2026	2,406	2,384
Offen, Inc.	L+5.00%	5.11%	6/22/2026	883	875
				7,840	7,742

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

(unaudited)

March 31, 2021

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.45%	3/17/2025	2,293	$2,270
LSCS Holdings, Inc.	L+4.25%	4.45%	3/17/2025	592	586
Radiology Partners, Inc.	L+4.25%	4.36%	7/9/2025	4,760	4,731
				7,645	7,587
High Tech Industries
Corel, Inc. (c)	L+5.00%	5.19%	7/2/2026	3,875	3,863
LW Buyer, LLC	L+5.00%	5.11%	12/30/2024	4,912	4,888
TGG TS Acquisition Company	L+6.50%	6.61%	12/12/2025	3,679	3,698
				12,466	12,449
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,197	4,020
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,315	1,998
Tait, LLC	L+5.00%	5.20%	3/28/2025	4,157	3,695
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	715
				11,438	10,428
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	6.25%	9/11/2023	4,728	4,716
Cadent, LLC (Revolver) (d)	L+5.25%	6.25%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.20%	5/21/2026	4,351	4,284
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,875	4,865
				14,121	13,865
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,772	6,723
Stats Intermediate Holding, LLC	L+5.25%	5.45%	7/10/2026	4,937	4,937
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,828	4,580
				16,537	16,240
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,938	4,925
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	1,997	1,867
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	421	394
Eliassen Group, LLC	L+4.25%	4.36%	11/5/2024	3,013	2,968
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,309	4,285
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	777	773
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	550	373
GI Revelation Acquisition, LLC	L+5.00%	5.11%	4/16/2025	1,362	1,366
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,875	4,719
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,450	2,460
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,892	1,900
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	553	555
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,852	4,124
SIRVA Worldwide, Inc.	L+5.50%	5.70%	8/4/2025	1,887	1,746
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,925	4,929
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,444	2,444
				41,245	39,828
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	5.25%	12/18/2025	4,516	4,527
LegalZoom.com, Inc.	L+4.50%	4.61%	11/21/2024	2,687	2,688
				7,203	7,215
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,792	1,796
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,890	3,897
				5,682	5,693
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.11%	5/15/2026	3,254	3,129
				3,254	3,129
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,708	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	249	245
				1,957	1,885
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,837	4,816
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,862	4,704
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,975	1,958
				11,674	11,478

TOTAL INVESTMENTS					$198,599

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of March 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of March 31, 2021, meaning that the Company has ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,772	$2,685
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,848	1,790
Trident Maritime SH, Inc.	L+4.75%	5.75%	6/4/2024	4,401	4,363
Trident Maritime SH, Inc. (Revolver) (d)	L+4.75%	5.75%	6/4/2024	340	—
				9,361	8,838
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,726	1,716
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	256	254
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	3,000	2,961
				4,982	4,931
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.25%	1/30/2026	4,900	4,659
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,653	4,585
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	102
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,925	4,777
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,947	2,900
				17,689	17,023
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,117	1,031
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,656	3,647
				4,773	4,678
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,800	4,800
				4,800	4,800
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,216	1,189
				1,216	1,189
Construction & Building
ISC Purchaser, LLC	L+4.00%	5.00%	7/11/2025	4,937	4,896
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,940	2,811
				7,877	7,707
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,758	1,597
				1,758	1,597
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.23%	9/26/2025	2,442	2,149
				2,442	2,149
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,312	3,848
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,948	2,948
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,683	4,263
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,250	2,844
				15,193	13,903
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,563	4,429
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,412	2,343
Offen, Inc.	L+5.00%	5.15%	6/22/2026	885	860
				7,860	7,632
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	2,299	2,253
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	593	582
Radiology Partners, Inc.	L+4.25%	4.40%	7/9/2025	4,760	4,692
				7,652	7,527

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,257	$3,257
Corel, Inc. (c)	L+5.00%	5.23%	7/2/2026	3,900	3,844
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,925	4,900
TGG TS Acquisition Company	L+6.50%	6.65%	12/12/2025	3,753	3,720
				15,835	15,721
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,207	3,878
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,321	1,979
Tait, LLC	L+5.00%	5.23%	3/28/2025	4,167	3,669
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	711
				11,464	10,237
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,362	4,133
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,906	4,653
				14,163	13,408
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,790	6,708
Stats Intermediate Holding, LLC	L+5.25%	5.47%	7/10/2026	4,950	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,871	4,335
				16,611	15,952
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,937	4,888
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,002	1,872
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	422	395
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,017	2,922
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,299	4,178
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	776	754
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	548	364
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,365	1,344
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,906	4,735
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,456	2,407
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,897	1,859
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	555	544
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,865	3,648
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,900	1,741
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,938	4,903
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,450	2,450
				41,333	39,004
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.75%	12/18/2025	4,900	4,883
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,694	2,706
				7,594	7,589
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,797	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,900	3,893
				5,697	5,688
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.15%	5/15/2026	3,262	3,050
				3,262	3,050
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,712	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	250	246
				1,962	1,886
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,850	4,802
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,875	4,533
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,980	1,851
				11,705	11,186

TOTAL INVESTMENTS					$205,695

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value	$198,599	$205,695
Cash	25	351
Restricted cash	3,136	2,948
Interest receivable	714	629
Other assets	86	43
Total assets	$202,560	$209,666
Liabilities
Revolving credit facility	$121,614	$131,497
Less: Unamortized deferred financing costs	(1,570)	(969)
Total debt, less unamortized deferred financing costs	120,044	130,528
Interest payable	91	294
Accounts payable and accrued expenses	291	277
Total liabilities	120,426	131,099
Members’ capital	82,134	78,567
Total liabilities and members’ capital	$202,560	$209,666

	Three months ended March 31,
	2021	2020

	(unaudited)
Investment income:
Interest income	$3,453	$4,253
Total investment income	3,453	4,253
Expenses:
Interest and other debt financing expenses	979	1,614
Professional fees	170	184
Total expenses	1,149	1,798
Net investment income (loss)	2,304	2,455
Net gain (loss):
Net change in unrealized gain (loss)	3,663	(22,329)
Net gain (loss)	3,663	(22,329)
Net increase (decrease) in members’ capital	$5,967	$(19,874)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. All investments, with the exception of investments measured at fair value using net asset value (“NAV”), as of March 31, 2021 and December 31, 2020 were categorized as Level 3 investments.

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

As of March 31, 2021, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$392,399	$392,399
Unitranche secured loans	—	—	48,298	48,298
Junior secured loans	—	—	11,999	11,999
Equity securities	—	—	27,616	27,616
Investments measured at NAV (1) (2)	—	—	—	41,067
Total investments	$—	$—	$480,312	$521,379
Foreign currency forward contracts asset (liability)	$—	$221	$—	$221

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$405,224	$405,224
Unitranche secured loans	—	—	64,040	64,040
Junior secured loans	—	—	14,592	14,592
Equity securities	—	—	23,899	23,899
Investments measured at NAV (1) (2)	—	—	—	39,284
Total investments	$—	$—	$507,755	$547,039
Foreign currency forward contracts asset (liability)	$—	$(113)	$—	$(113)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.00% to 18.00% at March 31, 2021 and 6.00% to 18.00% at December 31, 2020. The maturity dates on the loans outstanding at March 31, 2021 range between June 2021 and February 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2021 and 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755
Net realized gain (loss) on investments	(194)	—	—	2	(192)
Net change in unrealized gain (loss) on investments	2,625	(3,563)	286	3,491	2,839
Purchases of investments and other adjustments to cost (1)	44,896	424	168	287	45,775
Proceeds from principal payments and sales of investments (2)	(60,152)	(12,603)	(3,047)	(63)	(75,865)
Reclassifications (3)	—	—	—	—	—
Balance as of March 31, 2021	$392,399	$48,298	$11,999	$27,616	$480,312

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819
Net realized gain (loss) on investments	5	89	—	—	94
Net change in unrealized gain (loss) on investments	(23,542)	(8,487)	(1,510)	(523)	(34,062)
Purchases of investments and other adjustments to cost (1)	64,703	1,739	3,865	2,201	72,508
Proceeds from principal payments and sales of investments (2)	(34,761)	(13,759)	(4,327)	—	(52,847)
Reclassifications (3)	3	(3)	—	—	—
Balance as of March 31, 2020	$481,565	$55,826	$11,704	$10,417	$559,512

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2021 and 2020, attributable to Level 3 investments still held at March 31, 2021 and 2020, was $2,993 and ($33,632), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2021 and 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2021 were as follows:

					Weighted
			Valuation	Unobservable	Average		Range
	Fair Value		Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$242,639		Discounted cash flow	EBITDA multiples	7.3	x	4.5	x	16.5	x
				Market yields	10.0%		6.0%		20.0%
Senior secured loans	95,709		Discounted cash flow	Revenue multiples	4.9	x	0.5	x	12.3	x
				Market yields	8.7%		6.3%		17.0%
Senior secured loans	21,616		Enterprise value	Book value multiples	2.0	x	2.0	x	2.0	x
Senior secured loans	16,096		Enterprise value	Revenue multiples	2.2	x	0.7	x	2.7	x
Senior secured loans	7,047		Enterprise value	EBITDA multiples	5.8	x	5.8	x	5.8	x
Senior secured loans	4,786		Liquidation	Probability weighting of alternative outcomes	74.0%		1.1%		100.0%
Unitranche loans	40,735		Discounted cash flow	EBITDA multiples	8.6	x	7.3	x	10.3	x
				Market yields	9.7%		8.1%		12.8%
Unitranche loans	7,563		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Junior secured loans	3,934		Discounted cash flow	Market yields	9.8%		9.8%		9.8%
Junior secured loans	765		Liquidation	Probability weighting of alternative outcomes	91.9%		91.9%		91.9%
Equity securities	11,859		Enterprise value	EBITDA multiples	8.3	x	5.0	x	15.3	x
Equity securities	8,277		Enterprise value	Revenue multiples	1.8	x	0.5	x	12.0	x
Equity securities	5,117		Liquidation	Probability weighting of alternative outcomes	54.6%		54.6%		54.6%
Equity securities	286		Enterprise value	Tangible book value multiples	2.0	x	2.0	x	2.0	x
Equity securities	122		Option pricing model	Volatility	65.0%		65.0%		65.0%
Total Level 3 Assets	$466,551	(1)

(1)	Excludes loans of $13,761 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2020 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$271,926		Discounted cash flow	EBITDA multiples	7.5	x	2.8	x	16.6	x
				Market yields	9.5%		6.2%		18.8%
Senior secured loans	74,479		Discounted cash flow	Revenue multiples	4.8	x	0.5	x	10.5	x
				Market yields	9.2%		6.1%		18.5%
Senior secured loans	24,271		Enterprise value	Book value multiples	2.0	x	2.0	x	2.0	x
Senior secured loans	15,515		Enterprise value	Revenue multiples	2.0	x	0.7	x	2.4	x
Senior secured loans	7,525		Liquidation	Probability weighting of alternative outcomes	63.2%		1.1%		100.0%
Senior secured loans	6,944		Enterprise value	EBITDA multiples	8.0	x	8.0	x	8.0	x
Unitranche secured loans	52,476		Discounted cash flow	EBITDA multiples	9.7	x	8.0	x	12.5	x
				Market yields	9.3%		7.5%		12.8%
Unitranche secured loans	9,800		Discounted cash flow	Revenue multiples	0.7	x	0.7	x	0.7	x
				Market yields	10.7%		10.5%		11.0%
Unitranche secured loans	1,764		Enterprise value	Revenue multiples	0.7	x	0.7	x	0.7	x
Junior secured loans	3,886		Discounted cash flow	Market yields	10.0%		10.0%		10.0%
Junior secured loans	762		Liquidation	Probability weighting of alternative outcomes	91.5%		91.5%		91.5%
Equity securities	10,865		Enterprise value	EBITDA multiples	7.6	x	2.8	x	15.3	x
Equity securities	6,771		Enterprise value	Revenue multiples	1.3	x	0.5	x	11.0	x
Equity securities	5,117		Liquidation	Probability weighting of alternative outcomes	54.6%		54.6%		54.6%
Equity securities	87		Option pricing model	Volatility	70.0%		70.0%		70.0%
Total Level 3 Assets	$492,188	(1)

(1)	Excludes loans of $15,567 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2021 and December 31, 2020, the Company believes that the carrying value of its revolving credit facility approximates fair value. The 2026 Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of March 31, 2021, the Company believes that the carrying value of the 2026 Notes approximates fair value. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of both March 31, 2021 and December 31, 2020, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2021 and 2020 were as follows:

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases	Sales and paydowns	PIK interest	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2021
Non-controlled affiliate company investment:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$274	$—	$—	$—	$9,585
American Community Homes, Inc.	6,239	—	—	(2,229)	202	—	—	—	4,212
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	—
American Community Homes, Inc.	570	—	—	(5)	16	—	—	—	581
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	—
American Community Homes, Inc.	2,915	—	—	(20)	61	—	—	175	3,131
American Community Homes, Inc.	3,879	—	—	(37)	113	—	—	42	3,997
American Community Homes, Inc.	18	—	—	—	1	—	—	—	19
American Community Homes, Inc.	89	—	—	(1)	3	—	—	—	91
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	286	286
	24,271	—	—	(3,561)	689	—	—	503	21,902

Ascent Midco, LLC	6,997	—	—	(18)	—	7	—	(5)	6,981
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	266	3,282
	10,013	—	—	(18)	—	7	—	261	10,263

Curion Holdings, LLC	3,159	—	—	—	—	—	—	426	3,585
Curion Holdings, LLC (Revolver)	820	—	—	—	—	—	—	2	822
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	—	—	—	—	—	428	4,407

Familia Dental Group Holdings, LLC (1,052 Class A units)	3,118	—	—	—	—	—	—	232	3,350
	3,118	—	—	—	—	—	—	232	3,350

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,169	14,275
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	420	5,129
MC Asset Management (Corporate), LLC	—	—	6,423	—	—	—	—	—	6,423
MC Asset Management (Corporate), LLC (15.9% interests)	785	—	—	—	—	—	—	(209)	576
MC Asset Management (Industrial), LLC	11,579	—	—	—	98	—	—	(98)	11,579
	30,179	—	6,423	—	98	—	—	1,282	37,982

Incipio, LLC	1,764	—	—	—	—	—	—	(1,764)	—
Incipio, LLC	4,227	—	—	—	48	—	—	(2,187)	2,088
Incipio, LLC	1,805	—	—	—	15	—	—	(79)	1,741
Incipio, LLC	761	—	—	—	6	—	—	(33)	734
Incipio, LLC	1,519	—	—	—	13	—	—	(67)	1,465
Incipio, LLC (Delayed Draw)	1,488	—	108	—	9	—	—	(70)	1,535
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	11,564	—	108	—	91	—	—	(4,200)	7,563

Luxury Optical Holdings Co.	1,430	—	—	—	—	—	—	12	1,442
Luxury Optical Holdings Co. (Delayed Draw)	624	—	882	(45)	—	—	—	45	1,506
Luxury Optical Holdings Co. (Revolver)	66	—	—	—	—	—	—	—	66
Luxury Optical Holdings Co. (90 preferred units)	2,476	—	—	—	—	—	—	(38)	2,438
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,596	—	882	(45)	—	—	—	19	5,452

Mnine Holdings, Inc.	12,356	—	—	—	147	11	—	(3)	12,511
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	12,356	—	—	—	147	11	—	(3)	12,511

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(27)	807
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	834	—	—	—	—	—	—	(27)	807

SHI Holdings, Inc.	188	—	—	—	—	—	—	(73)	115
SHI Holdings, Inc. (Revolver)	297	—	—	—	—	—	—	(115)	182
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	485	—	—	—	—	—	—	(188)	297

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	—	—	—	—	(38)	3,285
	3,323	—	—	—	—	—	—	(38)	3,285
Total non-controlled affiliate company investments	$109,715	$—	$12,815	$(13,702)	$1,025	$18	$(250)	$(1,802)	$107,819

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$1,783	$41,067
	39,284	—	—	—	—	—	—	1,783	41,067
Total controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$1,783	$41,067

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases	Sales and paydowns	PIK interest	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2020
Non-controlled affiliate company investment:
American Community Homes, Inc.	$6,764	$—	$—	$—	$266	$2	$—	$(773)	$6,259
American Community Homes, Inc.	4,289	—	—	—	235	1	—	(511)	4,014
American Community Homes, Inc.	512	—	—	—	21	—	—	(59)	474
American Community Homes, Inc.	410	—	—	—	16	—	—	(47)	379
American Community Homes, Inc.	230	—	—	—	13	—	—	(27)	216
American Community Homes, Inc.	1,472	—	—	—	48	—	—	(165)	1,355
American Community Homes, Inc.	2,760	—	—	—	90	—	—	(309)	2,541
American Community Homes, Inc.	11	—	—	—	1	—	—	(2)	10
American Community Homes, Inc.	1,168	—	—	(1,111)	9	—	—	(8)	58
American Community Homes, Inc. (Revolver)	—	—	1,667	—	—	—	—	(520)	1,147
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	1,667	(1,111)	699	3	—	(2,421)	16,453

Ascent Midco, LLC	—	—	6,860	(17)	—	4	—	(130)	6,717
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	—	—	—	—	(28)	706
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	(54)	1,978
	—	—	9,626	(17)	—	4	—	(212)	9,401

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(268)	3,011
Curion Holdings, LLC (Revolver)	441	—	—	—	—	—	—	(1)	440
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	—	—	—	—	—	(269)	3,451

Incipio, LLC	12,343	—	—	—	128	—	—	(6,444)	6,027
Incipio, LLC	3,750	—	—	—	99	—	—	(38)	3,811
Incipio, LLC	1,606	—	—	—	42	—	—	(17)	1,631
Incipio, LLC	686	—	—	—	18	—	—	(8)	696
Incipio, LLC	—	—	1,404	—	19	—	—	(28)	1,395
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	1,404	—	306	—	—	(6,535)	13,560

Luxury Optical Holdings Co.	3,457	—	—	—	—	—	—	(500)	2,957
Luxury Optical Holdings Co. (Delayed Draw)	620	—	—	—	—	—	—	(5)	615
Luxury Optical Holdings Co. (Revolver)	159	—	—	—	—	—	—	(23)	136
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	—	—	(528)	3,708

NECB Collection, LLC (Revolver)	1,148	—	112	—	—	—	—	—	1,260
NECB Collection, LLC (20.8% of units)	318	—	—	—	—	—	—	(198)	120
	1,466	—	112	—	—	—	—	(198)	1,380

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(1,279)	1,180
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(2,078)	1,868
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(3,357)	3,048

Summit Container Corporation	2,971	—	—	—	—	—	—	(171)	2,800
Summit Container Corporation (Revolver)	5,406	—	8,236	(9,409)	—	—	—	(16)	4,217
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	—	—
	8,377	—	8,236	(9,409)	—	—	—	(187)	7,017
Total non-controlled affiliate company investments	$59,860	$—	$21,390	$(10,537)	$1,005	$7	$—	$(13,707)	$58,018

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(11,087)	$31,325
	42,412	—	—	—	—	—	—	(11,087)	31,325
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(11,087)	$31,325

	For the three months ended March 31,
	2021			2020
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$272	$—	$—	$265	$—	$—
American Community Homes, Inc.	198	—	—	233	—	—
American Community Homes, Inc.	13	—	—	20	—	—
American Community Homes, Inc.	16	—	—	16	—	—
American Community Homes, Inc.	5	—	—	13	—	—
American Community Homes, Inc.	60	—	—	47	—	—
American Community Homes, Inc.	112	—	—	101	—	—
American Community Homes, Inc.	19	—	—	1	—	—
American Community Homes, Inc.	3	—	—	9	—	—
American Community Homes, Inc. (Revolver)	—	—	—	1	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	698	—	—	706	—	—

Ascent Midco, LLC	120	—	—	84	—	—
Ascent Midco, LLC (Delayed Draw)	4	—	—	3	—	—
Ascent Midco, LLC (Revolver)	1	—	—	1	—	—
Ascent Midco, LLC (Class A units)	—	42	—	—	25	—
	125	42	—	88	25	—

Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Revolver)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	n/a	n/a	n/a

HFZ Capital Group, LLC	463	—	—	n/a	n/a	n/a
HFZ Capital Group, LLC	167	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC	183	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	n/a	n/a	n/a
MC Asset Management (Industrial), LLC	522	—	—	n/a	n/a	n/a
	1,335	—	—	n/a	n/a	n/a

Incipio, LLC	—	—	—	(52)	—	—
Incipio, LLC	—	—	—	101	—	—
Incipio, LLC	—	—	—	42	—	—
Incipio, LLC	—	—	—	18	—	—
Incipio, LLC	—	—	—	31	—	—
Incipio, LLC (Delayed Draw)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	—	—	—	140	—	—

Luxury Optical Holdings Co.	—	—	—	—	—	—
Luxury Optical Holdings Co. (Delayed Draw)	—	—	—	21	—	—
Luxury Optical Holdings Co. (Revolver)	—	—	—	—	—	—
Luxury Optical Holdings Co. (Preferred units)	—	—	—	—	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	—	—	—	21	—	—

Mnine Holdings, Inc.	334	—	—	n/a	n/a	n/a
Mnine Holdings, Inc. (Common units)	—	—	—	n/a	n/a	n/a
	334	—	—	n/a	n/a	n/a

NECB Collections, LLC (Revolver)	—	—	—	39	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	39	—	—

SHI Holdings, Inc.	—	—	—	(2)	—	—
SHI Holdings, Inc. (Revolver)	—	—	—	(3)	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	(5)	—	—

Summit Container Corporation	57	—	—	80	—	—
Summit Container Corporation (Revolver)	35	—	—	126	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	92	—	—	206	—	—

TJ Management HoldCo, LLC (Revolver)	3	—	—	n/a	n/a	n/a
TJ Management HoldCo, LLC (Common stock)	—	—	—	n/a	n/a	n/a
	3	—	—	n/a	n/a	n/a
Total non-controlled affiliate company investments	$2,587	$42	$—	$1,195	$25	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,200	$—	$—	$1,150	$—
	—	1,200	—	—	1,150	—
Total controlled affiliate company investments	$—	$1,200	$—	$—	$1,150	$—

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

The base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of the Company’s average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) the Company’s average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to the Company’s exemptive relief with respect to MRCC SBIC’s SBA debentures. This has the effect of reducing the Company’s base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.

Base management fees for the three months ended March 31, 2021 and 2020 were $2,334 and $2,551, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2021	2020
Part one incentive fees (1)	$830	$1,356
Part two incentive fees (2)	—	—
Incentive Fee Limitation	—	(1,356)
Incentive fees, excluding the impact of the incentive fee waiver	830	—
Incentive fee waiver (3)	(637)	—
Total incentive fees, net of incentive fee waiver	$193	$—

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2021 and 2020, the Company incurred $842 and $784, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $356 and $338, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2021 and December 31, 2020, $356 and $327, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2021 and December 31, 2020, the Company had accounts payable to members of the Board of $35 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 206% and 200%, respectively.

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

As of March 31, 2021, the Company had U.S. dollar borrowings of $70,700 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($22,191 in U.S. dollars) under the revolving credit facility. As of December 31, 2020, the Company had U.S. dollar borrowings of $104,550 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($22,009 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled ($182) and $1,348 for the three months ended March 31, 2021 and 2020, respectively.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of March 31, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.2% and 3.2%, respectively.

2023 Notes: On February 18, 2021, the Company redeemed $109,000 in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”), which resulted in a realized loss of $2,335 (primarily comprised of the unamortized deferred financing costs at the time of the redemption) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. The 2023 Notes were delisted from the Nasdaq Global Select Market in conjunction with the redemption.

2026 Notes: On January 25, 2021, the Company closed a private offering of $130,000 in aggregate principal amount of senior unsecured notes (the “2026 Notes”). Aggregate underwriting commissions were $3,325 and other issuance costs were $683, resulting in net proceeds of approximately $125,992. The 2026 Notes will mature on February 15, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes will bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

On March 1, 2021, the Company repaid $28,100 in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $439 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. As of March 31, 2021, MRCC SBIC had $8,165 in cash and $120,642 in investments at fair value. As of December 31, 2020, MRCC SBIC had $25,657 in cash and $131,167 in investments at fair value.

As of March 31, 2021 and December 31, 2020, MRCC SBIC had $57,624 in leverageable capital and the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
September 2024	3.4%	$12,920	$12,920
March 2025	3.3%	14,800	14,800
March 2025	2.9%	7,080	7,080
September 2025	3.6%	—	5,200
March 2027	3.5%	20,000	20,000
September 2027	3.2%	32,100	32,100
March 2028	3.9%	—	18,520
September 2028	4.2%	—	4,380
Total		$86,900	$115,000

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended March 31,
	2021	2020
Interest expense - revolving credit facility	$1,005	$1,798
Interest expense - 2023 Notes	837	1,567
Interest expense - 2026 Notes	1,132	—
Interest expense - SBA debentures	878	981
Amortization of deferred financing costs	601	484
Total interest and other debt financing expenses	$4,453	$4,830
Average debt outstanding	$346,655	$400,453
Average stated interest rate	4.5%	4.4%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2021 and December 31, 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£84	4/2/2021	$—	$(13)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£212	6/1/2021	—	(21)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£26	6/1/2021	—	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£16	6/3/2021	—	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£83	7/2/2021	—	(12)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£900	7/2/2021	16	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£83	10/4/2021	—	(12)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£82	1/3/2022	—	(12)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	—	(12)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(4)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	173	4/20/2021	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	5/18/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	6/17/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	102	8/17/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	9/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	10/19/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	11/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	12/16/2021	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	115	1/19/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	2/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	3/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	4/19/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	5/17/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	6/17/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/18/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	8/16/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	9/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	10/19/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	11/16/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	102	12/16/2022	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	112	1/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	2/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	95	3/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	118	4/20/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	81	5/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	115	6/19/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	7/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	8/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	105	9/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	10/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	11/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	102	12/18/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	108	1/17/2024	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	102	2/16/2024	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	98	3/18/2024	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	10,746	3/18/2024	200	—	Unrealized gain on foreign currency forward contracts
Total				$310	$(89)

	As of December 31, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£87	1/4/2021	$—	$(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£206	3/3/2021	—	(18)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	3/3/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£84	4/2/2021	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£212	6/1/2021	—	(19)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	6/1/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	7/2/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	10/4/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£82	1/3/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£79	4/4/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£29	5/6/2022	—	(4)	Unrealized loss on foreign currency forward contracts
Total			$—	$(113)

For the three months ended March 31, 2021 and 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $334 and $98, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($38) and ($4), respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
Total distributions declared			$0.25	$5,326	—	$—	35,611	$364

Three months ended March 31, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
Total distributions declared			$0.35	$7,155	—	$—	55,938	$374

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2021 and 2020.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2021 and December 31, 2020, the Company had $50,135 and $52,252, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of March 31, 2021 and December 31, 2020 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of March 31, 2021.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Per share data:
Net asset value at beginning of period	$11.00	$12.20
Net investment income (1)	0.25	0.33
Net gain (loss) (1)	0.08	(2.14)
Net increase (decrease) in net assets resulting from operations (1)	0.33	(1.81)
Stockholder distributions - income (2)	(0.25)	(0.35)
Net asset value at end of period	$11.08	$10.04
Net assets at end of period	$236,163	$205,352
Shares outstanding at end of period	21,303,540	20,444,564
Per share market value at end of period	$10.04	$7.10
Total return based on market value (3)	28.09%	(31.20)%
Total return based on average net asset value (4)	3.00%	(16.21)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	9.43%	12.00%
Ratio of total expenses, net of incentive fee waiver, to average net assets (5) (6)	13.34%	14.54%
Portfolio turnover (7)	8.19%	8.76%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2021 and 2020, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three months ended March 31, 2021 and 2020. These ratios have been annualized unless otherwise noted.

	March 31, 2021	March 31, 2020
Ratio of total investment income to average net assets	22.77%	26.54%
Ratio of interest and other debt financing expenses to average net assets	7.68%	8.54%
Ratio of total expenses (without incentive fees) to average net assets	13.26%	14.54%
Ratio of incentive fees, net of incentive fee waiver, to average net assets (7) (8)	0.08%	0.00%

(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.27% and zero for three months ended March 31, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2021. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2021, our portfolio included approximately 75.2% senior secured loans, 9.3% unitranche secured loans, 2.3% junior secured loans and 13.2% equity securities, compared to December 31, 2020, when our portfolio included approximately 74.1% senior secured loans, 11.7% unitranche secured loans, 2.6% junior secured loans and 11.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended March 31, 2021, we invested $21.5 million in five new portfolio companies and $22.2 million in 17 existing portfolio companies and had $75.8 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $32.1 million for the period.

During the three months ended March 31, 2020, we invested $41.3 million in six new portfolio companies and $29.8 million in 34 existing portfolio companies and had $52.8 million in aggregate amount of sales and principal repayments, resulting in net investments of $18.3 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.3%	8.3%	8.1%	8.1%
Unitranche secured loans	5.1	5.4	6.3	6.5
Junior secured loans	8.7	8.7	7.6	7.6
Preferred equity securities	1.4	1.4	1.4	1.4
Total	7.7%	7.7%	7.7%	7.7%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.2% for junior secured loans and 7.5% in total as of March 31, 2021. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.2% for junior secured loans and 7.5% in total as of March 31, 2021. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	March 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$392,399	75.2%	$405,224	74.1%
Unitranche secured loans	48,298	9.3	64,040	11.7
Junior secured loans	11,999	2.3	14,592	2.6
LLC equity interest in SLF	41,067	7.9	39,284	7.2
Equity securities	27,616	5.3	23,899	4.4
Total	$521,379	100.0%	$547,039	100.0%

Our portfolio composition and contractual and effective yields remained relatively consistent with December 31, 2020.

The following table shows our portfolio composition by industry (in thousands):

	March 31, 2021		December 31, 2020
Fair Value:
Automotive	$9,603	1.9%	$9,637	1.8%
Banking, Finance, Insurance & Real Estate	77,959	15.0	72,627	13.3
Beverage, Food & Tobacco	21,767	4.2	20,676	3.8
Capital Equipment	13,890	2.7	13,750	2.5
Chemicals, Plastics & Rubber	28,879	5.5	27,754	5.1
Construction & Building	16,855	3.2	16,809	3.0
Consumer Goods: Durable	475	0.1	18,893	3.4
Consumer Goods: Non-Durable	9,061	1.7	13,027	2.4
Containers, Packaging & Glass	—	—	4,997	0.9
Environmental Industries	13,218	2.5	13,168	2.4
Healthcare & Pharmaceuticals	42,179	8.1	37,815	6.9
High Tech Industries	84,886	16.3	81,417	14.9
Hotels, Gaming & Leisure	2,651	0.5	1,771	0.3
Investment Funds & Vehicles	41,067	7.9	39,284	7.2
Media: Advertising, Printing & Publishing	31,623	6.1	31,553	5.8
Media: Broadcasting & Subscription	2,335	0.4	2,227	0.4
Media: Diversified & Production	6,889	1.3	6,811	1.2
Retail	19,404	3.7	18,443	3.4
Services: Business	62,071	11.9	78,584	14.4
Services: Consumer	21,363	4.1	25,306	4.6
Telecommunications	1,102	0.2	1,100	0.2
Wholesale	14,102	2.7	11,390	2.1
Total	$521,379	100.0%	$547,039	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	408,562	78.4
3	78,708	15.1
4	28,600	5.5
5	3,917	0.7
Total	$521,379	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	428,554	78.4
3	92,001	16.8
4	19,844	3.6
5	5,048	0.9
Total	$547,039	100.0%

As of March 31, 2021, we had 12 borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC (“BLST”), California Pizza Kitchen, Inc. (“CPK”), Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), Incipio, LLC (“Incipio”), Luxury Optical Holdings Co. (“LOH”), NECB Collections, LLC (“NECB”), Parterre Flooring & Surface Systems, LLC (“Parterre”), SHI Holdings, Inc. (“SHI”), The Worth Collection, Ltd. (“Worth”), Toojay’s Management, LLC (“Toojay’s OldCo”) and Valudor Products, LLC (“Valudor”) preferred equity), and these investments totaled $27.3 million in fair value, or 5.2% of our total investments at fair value. As of December 31, 2020, we had 12 borrowers with loans or preferred equity securities on non-accrual status (BLST, CPK, Curion, ECA, Incipio last out term loan and third lien tranches, LOH, NECB, Parterre, SHI, Worth, Toojay’s OldCo and Valudor preferred equity), and these investments totaled $22.3 million in fair value, or 4.1% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Total investment income	$13,213	$15,002
Total expenses, net of incentive fee waiver	7,857	8,200
Net investment income before income taxes	5,356	6,802
Income taxes, including excise taxes	30	20
Net investment income	5,326	6,782
Net realized gain (loss) on investments	(192)	94
Net realized gain (loss) on extinguishment of debt	(2,774)	-
Net realized gain (loss) on foreign currency forward contracts	(38)	(4)
Net realized gain (loss) on foreign currency and other transactions	(14)	(15)
Net realized gain (loss)	(3,018)	75
Net change in unrealized gain (loss) on investments	4,622	(45,149)
Net change in unrealized gain (loss) on foreign currency forward contracts	334	98
Net change in unrealized gain (loss) on foreign currency and other transactions	(209)	1,344
Net change in unrealized gain (loss)	4,747	(43,707)
Net increase (decrease) in net assets resulting from operations	$7,055	$(36,850)

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest income	$8,961	$11,979
PIK interest income	1,679	1,076
Dividend income (1)	1,262	1,191
Fee income	477	198
Prepayment gain (loss)	482	214
Accretion of discounts and amortization of premium	352	344
Total investment income	$13,213	$15,002

(1)	Includes PIK dividends of $62 and $41, respectively.

The decrease in investment income of $1.8 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily the result of a decrease in interest income due to a decrease in average outstanding loan balances and declines in the effective rate on the portfolio driven by decreases in LIBOR and the placement of additional investments on non-accrual status, partially offset by increases in prepayment gain and fee income.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest and other debt financing expenses	$4,453	$4,830
Base management fees	2,334	2,551
Incentive fees, net of incentive fee waiver (1)	193	—
Professional fees	226	215
Administrative service fees	356	338
General and administrative expenses	260	231
Directors’ fees	35	35
Total expenses, net of incentive fee waiver	$7,857	$8,200

(1)	During the three months ended March 31, 2021 and 2020, MC Advisors waived part one incentive fees (based on net investment income) of $637 and zero, respectively. Incentive fees during the three months ended March 31, 2021 and 2020 were limited by zero and $1,356, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest expense - revolving credit facility	$1,005	$1,798
Interest expense - 2023 Notes	837	1,567
Interest expense - 2026 Notes	1,132	—
Interest expense - SBA debentures	878	981
Amortization of deferred financing costs	601	484
Total interest and other debt financing expenses	$4,453	$4,830
Average debt outstanding	$346,655	$400,453
Average stated interest rate	4.5%	4.4%

The decrease in expenses of $0.3 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily the result of a decrease in interest expense and base management fees, partially offset by an increase in incentive fees, net of waiver.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2021 and 2020, we recorded a net expense on the consolidated statements of operations of $30 thousand and $20 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2021 and 2020, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2021 and 2020, we had sales or dispositions of investments of $8.5 million and $13.1 million, respectively, resulting in ($192) thousand and $94 thousand of net realized gain (loss) on investments, respectively.

During the three months ended March 31, 2021, we recognized a net loss on extinguishment of debt of $2.8 million, which was due to our $109.0 million repayment of the 2023 Notes on February 18, 2021 and repayment of $28.1 million of SBA debentures on March 1, 2021.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2021 and 2020, we had ($38) thousand and ($4) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2021 and 2020, we had ($14) thousand and ($15) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2021 and 2020, our investments had $4.6 million and ($45.1) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the quarter and unrealized loss on investments in our portfolio with mark-to-market losses during the quarter.

We estimate approximately $5.1 million of the net unrealized gain on investments during the three months ended March 31, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $3.3 million of these net unrealized gains were attributable to investments held in the portfolio directly, while approximately $1.8 million of these gains were attributable to our investment in SLF. These increases in value were offset by ($0.5) million in net unrealized losses attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance. The fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known.

We estimate approximately $25.6 million of the net unrealized loss on investments during the three months ended March 31, 2020 was attributable to broad market movements and widening credit spreads in the loan markets as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic. Approximately $14.5 million of these net unrealized losses were attributable to investments held in the portfolio directly, while approximately $11.1 million of these losses were attributable to our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation during the three months ended March 31, 2020 than the rest of our portfolio. Additionally, we estimate the remaining approximately $19.5 million of the net unrealized losses this period were attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance.

For the three months ended March 31, 2021 and 2020, our foreign currency forward contracts had $0.3 million and $0.1 million of net change in unrealized gain (loss), respectively. For the three months ended March 31, 2021 and 2020, our foreign currency borrowings and cash denominated in foreign currencies had ($0.2) million and $1.3 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $7.1 million and ($36.9) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.33 and ($1.81), respectively. The $44.0 million increase during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, is primarily the result of net unrealized mark-to-market gains on investments in the portfolio during the three months ended March 31, 2021, as during the three months ended March 31, 2020, investments in the portfolio experienced significant net unrealized mark to mark-to-market losses primarily as a result of market volatility and deterioration of fundamental performance on certain portfolio companies related to the COVID-19 pandemic.

Liquidity and Capital Resources

As of March 31, 2021, we had $7.7 million in cash, $8.2 million in cash at MRCC SBIC, $92.9 million of total debt outstanding on our revolving credit facility, $130.0 million in 2026 Notes and $86.9 million in outstanding SBA debentures. We had $162.1 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on aggregate borrowings outstanding was 206% and 200%, respectively.

Cash Flows

For the three months ended March 31, 2021 and 2020, we experienced a net increase (decrease) in cash and restricted cash of ($16.5) million and ($10.4) million, respectively. For the three months ended March 31, 2021, operating activities provided $33.8 million, primarily as a result of principal repayments on and sales of portfolio investments, partially offset by purchases of portfolio investments. For the three months ended March 31, 2020, operating activities used $16.3 million, primarily as a result of purchases of portfolio investments and net investment income, partially offset by principal repayments on portfolio investments. During the three months ended March 31, 2021, we used $50.3 million in financing activities, primarily as a result of net repayments on our revolving credit facility, 2023 Notes and SBA debentures and distributions to stockholders, partially offset by net proceeds from our 2026 Notes (net of deferred financing cost payments). During the three months ended March 31, 2020, we generated $5.9 million from financing activities, primarily as a result of proceeds from net borrowings on our revolving credit facility partially offset by distributions to stockholders.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below NAV per share for a period of one year, subject to certain limitations. On June 17, 2020, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of March 31, 2021 and December 31, 2020, we had 21,303,540 and 21,303,540 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, we had U.S. dollar borrowings of $70.7 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.2 million in U.S. dollars) under the revolving credit facility. As of December 31, 2020, we had U.S. dollar borrowings of $104.6 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.0 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled ($0.2) million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of March 31, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.2% and 3.2%, respectively.

2023 Notes: On February 18, 2021, we redeemed $109.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishment (“ASC 470-50”), which resulted in a realized loss of $2.3 million (primarily comprised of the unamortized deferred financing costs at the time of the redemption) and was recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. The 2023 Notes were delisted from the Nasdaq Global Select Market, in conjunction with the redemption.

2026 Notes: On January 25, 2021, we closed a private offering of $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”). Aggregate underwriting commissions were $3.3 million and other issuance costs were $0.7 million, resulting in proceeds of approximately $126.0 million. The 2026 Notes will mature on February 15, 2026 and may be redeemed in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes will bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.

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

On March 1, 2021, we repaid $28.1 million in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $0.5 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. As of March 31, 2021, MRCC SBIC had $8.2 million in cash and $120.6 million in investments at fair value. As of December 31, 2020, MRCC SBIC had $25.7 million in cash and $131.2 million in investments at fair value.

As of March 31, 2021 and December 31, 2020, MRCC SBIC had $57.6 million in leverageable capital and the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
September 2024	3.4%	$12,920	$12,920
March 2025	3.3%	14,800	14,800
March 2025	2.9%	7,080	7,080
September 2025	3.6%	—	5,200
March 2027	3.5%	20,000	20,000
September 2027	3.2%	32,100	32,100
March 2028	3.9%	—	18,520
September 2028	4.2%	—	4,380
Total		$86,900	$115,000

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2021 and 2020, totaled $5.3 million ($0.25 per share) and $7.2 million ($0.35 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2021 and 2020, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

MRCC Senior Loan Fund I, LLC

We co-invest with LSW in senior secured loans through SLF, an unconsolidated Delaware LLC. SLF is capitalized as underlying investment transactions are completed, taking into account available debt and equity commitments available for funding these investments. All portfolio and investment decisions in respect to SLF must be approved by the SLF investment committee, consisting of one representative of each of us and LSW. SLF may cease making new investments upon notification of either member but operations will continue until all investments have been sold or paid-off in the normal course of business. Investments held by SLF are measured at fair value using the same valuation methodologies as described below. Our investment is illiquid in nature as SLF does not allow for withdrawal from the LLC or the sale of a member’s interest unless approved by the board members of SLF. The full withdrawal of a member would result in an orderly wind-down of SLF.

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both March 31, 2021 and December 31, 2020, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2021 and December 31, 2020, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both March 31, 2021 and December 31, 2020, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both March 31, 2021 and December 31, 2020, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For both the three months ended March 31, 2021 and 2020, we received $1.2 million of dividend income from our LLC equity interest in SLF.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of March 31, 2021 allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2021 and 2020, SLF incurred $58 thousand and $56 thousand of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of March 31, 2021 and December 31, 2020, SLF had total assets at fair value of $202.6 million and $209.7 million, respectively. As of March 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million. As of December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1.0 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2021 and December 31, 2020, SLF had $0.6 million and $0.8 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Senior secured loans (1)	203,382	214,389
Weighted average current interest rate on senior secured loans (2)	5.9%	5.8%
Number of borrowers in SLF	55	57
Largest portfolio company investment (1)	6,772	6,790
Total of five largest portfolio company investments (1)	27,037	27,064

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,765	$2,707
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,843	1,805
Trident Maritime SH, Inc.	L+5.50%	6.50%	2/26/2027	2,485	2,481
Trident Maritime SH, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	41
				7,358	7,034
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,722	1,720
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	255	255
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	2,993	2,993
				4,970	4,968
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.20%	1/30/2026	4,888	4,881
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,641	4,576
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	103	102
Lightbox Intermediate, L.P.	L+5.00%	5.20%	5/11/2026	4,913	4,863
Minotaur Acquisition, Inc.	L+5.00%	5.11%	3/27/2026	2,940	2,941
				17,485	17,363
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,116	1,076
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,647	3,645
				4,763	4,721
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,788	4,788
				4,788	4,788
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,206	1,177
				1,206	1,177
Construction & Building
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,933	2,864
				2,933	2,864
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.26%	5/1/2024	1,746	1,646
				1,746	1,646
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.19%	9/26/2025	2,436	2,328
				2,436	2,328
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,301	4,107
Polychem Acquisition, LLC	L+5.00%	5.11%	3/17/2025	2,940	2,936
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,716	4,291
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,242	2,837
				15,199	14,171
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.36%	7/30/2025	4,551	4,483
Offen, Inc.	L+5.00%	5.11%	6/22/2026	2,406	2,384
Offen, Inc.	L+5.00%	5.11%	6/22/2026	883	875
				7,840	7,742

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.45%	3/17/2025	2,293	$2,270
LSCS Holdings, Inc.	L+4.25%	4.45%	3/17/2025	592	586
Radiology Partners, Inc.	L+4.25%	4.36%	7/9/2025	4,760	4,731
				7,645	7,587
High Tech Industries
Corel, Inc. (c)	L+5.00%	5.19%	7/2/2026	3,875	3,863
LW Buyer, LLC	L+5.00%	5.11%	12/30/2024	4,912	4,888
TGG TS Acquisition Company	L+6.50%	6.61%	12/12/2025	3,679	3,698
				12,466	12,449
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,197	4,020
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,315	1,998
Tait, LLC	L+5.00%	5.20%	3/28/2025	4,157	3,695
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	715
				11,438	10,428
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.25%	6.25%	9/11/2023	4,728	4,716
Cadent, LLC (Revolver) (d)	L+5.25%	6.25%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.20%	5/21/2026	4,351	4,284
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,875	4,865
				14,121	13,865
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,772	6,723
Stats Intermediate Holding, LLC	L+5.25%	5.45%	7/10/2026	4,937	4,937
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,828	4,580
				16,537	16,240
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,938	4,925
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	1,997	1,867
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	421	394
Eliassen Group, LLC	L+4.25%	4.36%	11/5/2024	3,013	2,968
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,309	4,285
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	777	773
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	550	373
GI Revelation Acquisition, LLC	L+5.00%	5.11%	4/16/2025	1,362	1,366
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,875	4,719
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,450	2,460
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,892	1,900
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	553	555
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,852	4,124
SIRVA Worldwide, Inc.	L+5.50%	5.70%	8/4/2025	1,887	1,746
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,925	4,929
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,444	2,444
				41,245	39,828
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	5.25%	12/18/2025	4,516	4,527
LegalZoom.com, Inc.	L+4.50%	4.61%	11/21/2024	2,687	2,688
				7,203	7,215
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,792	1,796
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,890	3,897
				5,682	5,693
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.11%	5/15/2026	3,254	3,129
				3,254	3,129
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,708	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	249	245
				1,957	1,885
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,837	4,816
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,862	4,704
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,975	1,958
				11,674	11,478

TOTAL INVESTMENTS					$198,599

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, we have provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of March 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of March 31, 2021, meaning that we have ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,772	$2,685
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,848	1,790
Trident Maritime SH, Inc.	L+4.75%	5.75%	6/4/2024	4,401	4,363
Trident Maritime SH, Inc. (Revolver) (d)	L+4.75%	5.75%	6/4/2024	340	—
				9,361	8,838
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,726	1,716
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	256	254
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	3,000	2,961
				4,982	4,931
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.25%	1/30/2026	4,900	4,659
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,653	4,585
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	102
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,925	4,777
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,947	2,900
				17,689	17,023
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK	4/28/2022	1,117	1,031
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,656	3,647
				4,773	4,678
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,800	4,800
				4,800	4,800
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,216	1,189
				1,216	1,189
Construction & Building
ISC Purchaser, LLC	L+4.00%	5.00%	7/11/2025	4,937	4,896
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,940	2,811
				7,877	7,707
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,758	1,597
				1,758	1,597
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.23%	9/26/2025	2,442	2,149
				2,442	2,149
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,312	3,848
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,948	2,948
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,683	4,263
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,250	2,844
				15,193	13,903
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,563	4,429
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,412	2,343
Offen, Inc.	L+5.00%	5.15%	6/22/2026	885	860
				7,860	7,632
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	2,299	2,253
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	593	582
Radiology Partners, Inc.	L+4.25%	4.40%	7/9/2025	4,760	4,692
				7,652	7,527
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,257	3,257
Corel, Inc. (c)	L+5.00%	5.23%	7/2/2026	3,900	3,844
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,925	4,900
TGG TS Acquisition Company	L+6.50%	6.65%	12/12/2025	3,753	3,720
				15,835	15,721
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,207	3,878
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,321	1,979
Tait, LLC	L+5.00%	5.23%	3/28/2025	4,167	3,669
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	711
				11,464	10,237
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,362	4,133
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,906	4,653
				14,163	13,408
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,790	6,708
Stats Intermediate Holding, LLC	L+5.25%	5.47%	7/10/2026	4,950	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,871	4,335
				16,611	15,952

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2020

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,937	$4,888
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,002	1,872
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	422	395
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,017	2,922
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,299	4,178
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	776	754
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	548	364
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,365	1,344
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,906	4,735
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,456	2,407
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,897	1,859
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	555	544
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,865	3,648
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,900	1,741
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,938	4,903
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,450	2,450
				41,333	39,004
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.75%	12/18/2025	4,900	4,883
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,694	2,706
				7,594	7,589
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,797	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,900	3,893
				5,697	5,688
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.15%	5/15/2026	3,262	3,050
				3,262	3,050
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,712	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	250	246
				1,962	1,886
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,850	4,802
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,875	4,533
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,980	1,851
				11,705	11,186

TOTAL INVESTMENTS					$205,695

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, we have provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2020, meaning that we have ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value	$198,599	$205,695
Cash	25	351
Restricted cash	3,136	2,948
Interest receivable	714	629
Other assets	86	43
Total assets	$202,560	$209,666
Liabilities
Revolving credit facility	$121,614	$131,497
Less: Unamortized deferred financing costs	(1,570)	(969)
Total debt, less unamortized deferred financing costs	120,044	130,528
Interest payable	91	294
Accounts payable and accrued expenses	291	277
Total liabilities	120,426	131,099
Members’ capital	82,134	78,567
Total liabilities and members’ capital	$202,560	$209,666

	Three months ended March 31,
	2021	2020

	(unaudited)
Investment income:
Interest income	$3,453	$4,253
Total investment income	3,453	4,253
Expenses:
Interest and other debt financing expenses	979	1,614
Professional fees	170	184
Total expenses	1,149	1,798
Net investment income (loss)	2,304	2,455
Net gain (loss):
Net change in unrealized gain (loss)	3,663	(22,329)
Net gain (loss)	3,663	(22,329)
Net increase (decrease) in members’ capital	$5,967	$(19,874)

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $50.1 million and $52.3 million, respectively. As of both March 31, 2021 and December 31, 2020, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

As of March 31, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the three months ended March 31, 2021 and 2020, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.

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

The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our SBA debentures and the 2026 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$—	$(9)	$9
Up 100 basis points	538	568	(30)
Up 200 basis points	4,595	1,497	3,098
Up 300 basis points	8,881	2,425	6,456

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

We may also have exposure to foreign currencies (currently the Great Britain pound and Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in Great Britain pounds under our revolving credit facility to finance such investments. As of March 31, 2021, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.2 million U.S. dollars) outstanding under the revolving credit facility. We may also enter into foreign currency forward contracts to mitigate foreign currency exposure. As of March 31, 2021, we had foreign currency forward contracts in place for £1.6 million and AUD 14.5 million associated with future interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of March 31, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of March 31, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, under the Small Business Credit Availability Act (the “SBCAA”), which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or stockholder approvals under the SBCAA and satisfaction of certain other conditions.

On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements, as approved by our board of directors on March 27, 2018, and we became subject to the 150% minimum asset coverage ratio, effective June 21, 2018.

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

62

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

63

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

4.1	Second Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021)

4.2	Form of Global Note with respect to the 4.75% Notes due 2026 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021, and Exhibit A therein)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2021	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 4, 2021	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation

65