Form 10-Q
period 2021-09-30
MONROE CAPITAL Corp
filed 2021-11-02
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 21,543,540 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$416,667	$398,040
Non-controlled affiliate company investments	95,746	109,715
Controlled affiliate company investments	41,331	39,284
Total investments, at fair value (amortized cost of: $582,828 and $596,103, respectively)	553,744	547,039
Cash	7,031	6,769
Restricted cash	8,045	25,657
Unrealized gain on foreign currency forward contracts	863	—
Interest receivable	9,389	4,606
Other assets	379	1,052
Total assets	579,451	585,123

LIABILITIES
Debt:
Revolving credit facility	144,425	126,559
2023 Notes	—	109,000
2026 Notes	130,000	—
SBA debentures payable	56,900	115,000
Total debt	331,325	350,559
Less: Unamortized deferred financing costs	(6,318)	(7,052)
Total debt, less unamortized deferred financing costs	325,007	343,507
Interest payable	1,334	2,764
Unrealized loss on foreign currency forward contracts	—	113
Management fees payable	2,399	1,978
Incentive fees payable	1,578	—
Accounts payable and accrued expenses	2,448	2,327
Directors' fees payable	35	—
Total liabilities	332,801	350,689
Net assets	$246,650	$234,434

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,544 and 21,304 shares issued and outstanding, respectively	$22	$21
Capital in excess of par value	297,586	294,897
Accumulated undistributed (overdistributed) earnings	(50,958)	(60,484)
Total net assets	$246,650	$234,434

Net asset value per share	$11.45	$11.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$8,495	$9,992	$24,807	$36,800
Payment-in-kind interest income	405	553	1,286	1,479
Dividend income	234	5	284	(71)
Fee income	288	26	1,065	3,047
Total investment income from non-controlled/non-affiliate company investments	9,422	10,576	27,442	41,255
Non-controlled affiliate company investments:
Interest income	1,561	659	4,225	894
Payment-in-kind interest income	2,508	1,010	5,040	3,624
Dividend income	698	40	784	106
Total investment income from non-controlled affiliate company investments	4,767	1,709	10,049	4,624
Controlled affiliate company investments:
Dividend income	1,025	1,100	3,300	3,150
Total investment income from controlled affiliate company investments	1,025	1,100	3,300	3,150
Total investment income	15,214	13,385	40,791	49,029

Operating expenses:
Interest and other debt financing expenses	3,924	4,358	12,219	13,743
Base management fees	2,399	2,414	7,060	7,399
Incentive fees	1,578	—	2,828	—
Professional fees	264	201	730	738
Administrative service fees	327	321	1,020	973
General and administrative expenses	304	284	833	729
Directors' fees	35	38	109	113
Expenses before incentive fee waivers	8,831	7,616	24,799	23,695
Incentive fee waivers	—	—	(1,057)	—
Total expenses, net of incentive fee waivers	8,831	7,616	23,742	23,695
Net investment income before income taxes	6,383	5,769	17,049	25,334
Income taxes, including excise taxes	71	125	254	272
Net investment income	6,312	5,644	16,795	25,062

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(9,435)	(10)	(8,468)	2,545
Non-controlled affiliate company investments	—	—	(250)	—
Extinguishment of debt	(336)	—	(3,110)	—
Foreign currency forward contracts	20	(15)	(55)	3
Foreign currency and other transactions	(880)	3	(894)	(13)
Net realized gain (loss)	(10,631)	(22)	(12,777)	2,535

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	11,222	3,048	20,106	(22,527)
Non-controlled affiliate company investments	(1,076)	5,456	(2,173)	(8,153)
Controlled affiliate company investments	(54)	1,969	2,047	(4,888)
Foreign currency forward contracts	530	(55)	976	19
Foreign currency and other transactions	936	(855)	650	521
Net change in unrealized gain (loss)	11,558	9,563	21,606	(35,028)

Net gain (loss)	927	9,541	8,829	(32,493)

Net increase (decrease) in net assets resulting from operations	$7,239	$15,185	$25,624	$(7,431)

Per common share data:
Net investment income per share - basic and diluted	$0.29	$0.26	$0.78	$1.21
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.34	$0.71	$1.20	$(0.36)
Weighted average common shares outstanding - basic and diluted	21,544	21,303	21,404	20,797

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at June 30, 2020	21,270	$21	$295,116	$(74,541)	$220,596
Net investment income	—	—	—	5,644	5,644
Net realized gain (loss)	—	—	—	(22)	(22)
Net change in unrealized gain (loss)	—	—	—	9,563	9,563
Issuance of common stock, net of offering and underwriting costs	34	—	228	—	228
Distributions to stockholders	—	—	—	(5,326)	(5,326)
Balances at September 30, 2020	21,304	$21	$295,344	$(64,682)	$230,683

Balances at June 30, 2021	21,544	$22	$297,586	$(52,811)	$244,797
Net investment income	—	—	—	6,312	6,312
Net realized gain (loss)	—	—	—	(10,631)	(10,631)
Net change in unrealized gain (loss)	—	—	—	11,558	11,558
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(5,386)	(5,386)
Balances at September 30, 2021	21,544	$22	$297,586	$(50,958)	$246,650

	Common Stock			Accumulated undistributed
	Number of shares	Par value	Capital in excess of par value	(overdistributed) earnings	Total net assets
Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357
Net investment income	—	—	—	25,062	25,062
Net realized gain (loss)	—	—	—	2,535	2,535
Net change in unrealized gain (loss)	—	—	—	(35,028)	(35,028)
Issuance of common stock, net of offering and underwriting costs	859	1	6,494	—	6,495
Distributions to stockholders	—	—	—	(17,738)	(17,738)
Balances at September 30, 2020	21,304	$21	$295,344	$(64,682)	$230,683

Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434
Net investment income	—	—	—	16,795	16,795
Net realized gain (loss)	—	—	—	(12,777)	(12,777)
Net change in unrealized gain (loss)	—	—	—	21,606	21,606
Issuance of common stock, net of offering and underwriting costs	240	1	2,689	—	2,690
Distributions to stockholders	—	—	—	(16,098)	(16,098)
Balances at September 30, 2021	21,544	$22	$297,586	$(50,958)	$246,650

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$25,624	$(7,431)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	8,718	(2,545)
Net realized (gain) loss on extinguishment of debt	3,110	—
Net realized (gain) loss on foreign currency forward contracts	55	(3)
Net realized (gain) loss on foreign currency and other transactions	894	13
Net change in unrealized (gain) loss on investments	(19,980)	35,568
Net change in unrealized (gain) loss on foreign currency forward contracts	(976)	(19)
Net change in unrealized (gain) loss on foreign currency and other transactions	(650)	(521)
Payment-in-kind interest income	(6,326)	(5,103)
Net accretion of discounts and amortization of premiums	(857)	(960)
Purchases of investments	(181,821)	(96,451)
Proceeds from principal payments, sales of investments and settlement of forward contracts	193,506	163,458
Amortization of deferred financing costs	1,677	1,586
Changes in operating assets and liabilities:
Interest receivable	(4,783)	2,867
Other assets	673	(664)
Interest payable	(1,430)	(1,072)
Management fees payable	421	(337)
Incentive fees payable	1,578	(1,374)
Accounts payable and accrued expenses	121	(438)
Directors' fees payable	35	38
Net cash provided by (used in) operating activities	19,589	86,612

Cash flows from financing activities:
Borrowings on revolving credit facility	272,400	56,700
Repayments of revolving credit facility	(253,854)	(137,100)
Repayment of 2023 Notes	(109,000)	—
Proceeds from 2026 Notes	130,000	—
Repayment of SBA debentures	(58,100)	—
Payments of deferred financing costs	(4,053)	(1,099)
Proceeds from shares sold, net of offering and underwriting costs	2,690	6,495
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(16,098)	(17,738)
Net cash provided by (used in) financing activities	(36,015)	(92,742)

Net increase (decrease) in Cash and Restricted cash	(16,426)	(6,130)
Effect of foreign currency exchange rates	(924)	(35)
Cash and Restricted cash, beginning of period	32,426	29,643
Cash and Restricted cash, end of period	$15,076	$23,478

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$11,889	$13,171
Cash paid (refund received) for income taxes, including excise taxes during the period	$400	$85

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020
Cash	$7,031	$6,769
Restricted cash	8,045	25,657
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,076	$32,426

	September 30, 2020	December 31, 2019
Cash	$4,405	$2,234
Restricted cash	19,073	27,409
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$23,478	$29,643

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Cassavant Holdings, LLC	L+6.50%	7.50%		9/8/2021	9/8/2026		8,000	$7,842	$7,840	3.2%
							8,000	7,842	7,840	3.2%
Automotive
Born To Run, LLC	L+6.00%	7.00%		4/1/2021	4/1/2027		3,492	3,426	3,553	1.4%
Born To Run, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%		4/1/2021	4/1/2027		569	—	—	0.0%
Hastings Manufacturing Company	L+7.25%	8.25%		4/24/2018	4/24/2023		2,581	2,561	2,581	1.1%
Lifted Trucks Holdings, LLC	L+5.75%	6.75%		8/2/2021	8/2/2027		7,000	6,862	6,979	2.8%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%		8/2/2021	8/2/2027		1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+5.75%	6.75%		8/2/2021	8/2/2027		1,667	444	443	0.2%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		12/18/2018	12/18/2023		4,863	4,820	4,863	2.0%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		7/6/2020	12/18/2023		1,913	1,887	1,952	0.8%
Magneto & Diesel Acquisition, Inc.	L+6.05%	7.10%		8/4/2021	12/18/2023		831	816	848	0.3%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.55%		12/18/2018	12/18/2023		500	—	—	0.0%
							24,816	20,816	21,219	8.6%
Banking, Finance, Insurance & Real Estate
Florida East Coast Industries, LLC (h)	n/a	10.50%		8/9/2021	6/28/2024		3,572	3,469	3,576	1.5%
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%		12/24/2020	12/24/2026		2,722	482	481	0.2%
Liftforward SPV II, LLC (h)	L+10.75%	11.25%		11/10/2016	12/31/2021		1,006	1,006	957	0.4%
MV Realty Holdings, LLC (Delayed Draw) (f) (g) (h)	L+9.75%	11.25%		7/29/2021	7/29/2026		8,000	441	745	0.3%
NCBP Property, LLC (h)	L+9.50%	10.50%		12/18/2020	12/16/2022		1,950	1,938	1,955	0.8%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	10.75%		6/29/2021	6/29/2026		3,271	3,400	3,268	1.3%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	11.50%		2/25/2021	2/25/2026		7,766	8,460	7,766	3.2%
StarCompliance MidCo, LLC	L+6.75%	7.75%		1/12/2021	1/11/2027		2,000	1,964	2,000	0.8%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	7.75%		1/12/2021	1/11/2027		322	—	—	0.0%
US Claims Litigation Funding, LLC (Revolver) (f) (h)	L+8.75%	9.75%		11/30/2020	11/29/2024		1,500	1,495	1,520	0.6%
W3 Monroe RE Debt LLC (h)	n/a	10.00% PIK		2/5/2021	2/4/2028		2,835	2,835	2,835	1.1%
							34,944	25,490	25,103	10.2%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+6.25%	7.25%		6/10/2021	6/10/2027		1,500	1,471	1,500	0.6%
LVF Holdings, Inc.	L+6.25%	7.25%		6/10/2021	6/10/2027		1,436	1,436	1,436	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%		6/10/2021	6/10/2027		344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+6.25%	7.25%		6/10/2021	6/10/2027		238	28	28	0.0%
LX/JT Intermediate Holdings, Inc. (k)	L+6.00%	7.50%		3/11/2020	3/11/2025		9,464	9,326	9,431	3.8%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%		3/11/2020	3/11/2025		833	—	—	0.0%
Toojay's Management LLC (l)	n/a	n/a	(m)	10/26/2018	10/26/2022		1,448	1,407	—	0.0%
Toojay's Management LLC (l)	n/a	n/a	(m)	10/26/2018	10/26/2022		199	199	—	0.0%
Toojay's Management LLC (Revolver) (l)	n/a	n/a	(m)	10/26/2018	10/26/2022		66	66	—	0.0%
							15,528	13,933	12,395	5.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (k)	L+6.50%	7.50%		2/28/2020	11/28/2025		9,733	9,588	9,699	3.9%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	L+6.50%	7.50%		2/28/2020	11/28/2025		1,784	—	—	0.0%
							11,517	9,588	9,699	3.9%
Chemicals, Plastics & Rubber
Valudor Products LLC	L+7.50%	7.00% Cash/ 1.50% PIK		6/18/2018	6/19/2023		1,579	1,566	1,842	0.8%
Valudor Products LLC (n)	L+7.50%	8.50% PIK		6/18/2018	6/19/2023		232	229	223	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	10.50%		6/18/2018	6/19/2023		1,095	1,055	1,049	0.4%
							2,906	2,850	3,114	1.3%
Construction & Building
Dude Solutions Holdings, Inc.	L+7.25%	8.25%		6/14/2019	6/13/2025		9,925	9,770	9,910	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+7.25%	8.25%		6/14/2019	6/13/2025		1,304	—	—	0.0%
TCFIII OWL Buyer LLC	L+6.00%	7.00%		4/19/2021	4/17/2026		2,045	2,012	2,045	0.8%
TCFIII OWL Buyer LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%		4/19/2021	4/17/2026		2,495	1,876	1,876	0.8%
							15,769	13,658	13,831	5.6%
Consumer Goods: Durable
Independence Buyer, Inc.	L+5.75%	6.75%		8/3/2021	8/3/2026		6,000	5,883	6,000	2.4%
Independence Buyer, Inc. (Revolver) (f)	L+5.75%	6.75%		8/3/2021	8/3/2026		1,423	—	—	0.0%
Parterre Flooring & Surface Systems LLC (k)	L+9.00%	10.00	%(m)	8/22/2017	8/22/2022		6,936	5,881	151	0.1%
Recycled Plastics Industries, LLC	L+6.75%	7.75%		8/4/2021	8/4/2026		3,500	3,431	3,500	1.4%
Recycled Plastics Industries, LLC (Revolver) (f)	L+6.75%	7.75%		8/4/2021	8/4/2026		473	—	—	0.0%
							18,332	15,195	9,651	3.9%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	L+6.50%	7.50%		5/14/2021	4/3/2026		995	986	1,000	0.4%
The Kyjen Company, LLC (Revolver) (f)	L+6.50%	7.50%		5/14/2021	4/3/2026		105	43	43	0.0%
Thrasio, LLC	L+7.00%	8.00%		12/18/2020	12/18/2026		1,489	1,456	1,489	0.6%
Thrasio, LLC	L+7.00%	8.00%		12/18/2020	12/18/2026		988	988	988	0.4%
							3,577	3,473	3,520	1.4%
Environmental Industries
Quest Resource Management Group, LLC	L+7.50%	8.75%		10/19/2020	10/20/2025		993	926	1,017	0.4%
Quest Resource Management Group, LLC (Delayed Draw) (f) (g)	L+7.50%	8.75%		10/19/2020	10/20/2025		1,087	—	—	0.0%
StormTrap, LLC	L+5.50%	6.50%		12/10/2018	12/8/2023		7,170	7,108	7,170	2.9%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%		12/10/2018	12/8/2023		432	—	—	0.0%
Synergy Environmental Corporation (k)	L+6.00%	7.00%		4/29/2016	9/29/2023		2,861	2,853	2,861	1.2%
Synergy Environmental Corporation (k)	L+6.00%	7.00%		4/29/2016	9/29/2023		478	477	478	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%		4/29/2016	9/29/2023		813	813	813	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	7.00%		4/29/2016	9/29/2023		671	—	—	0.0%
							14,505	12,177	12,339	5.0%
Healthcare & Pharmaceuticals
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024		3,614	3,575	3,432	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK		4/8/2019	4/8/2024		948	948	900	0.4%
Brickell Bay Acquisition Corp.	L+6.50%	7.50%		2/12/2021	2/12/2026		1,904	1,869	1,904	0.8%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+6.50%	7.50%		2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	L+5.75%	6.75%		6/30/2021	6/30/2027		5,000	4,903	5,000	2.0%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%		6/30/2021	6/30/2027		3,750	188	188	0.1%
Caravel Autism Health, LLC (Revolver) (f)	L+5.75%	6.75%		6/30/2021	6/30/2027		1,250	125	125	0.1%
Dorado Acquisition, Inc.	L+6.75%	7.75%		6/30/2021	6/30/2026		5,000	4,903	4,992	2.0%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.75%	7.75%		6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+6.75%	7.75%		6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+6.00%	7.00%		6/30/2021	6/28/2028		2,946	2,918	2,945	1.2%
NationsBenefits, LLC	L+7.00%	8.00%		8/20/2021	8/20/2026		4,000	3,921	4,002	1.6%
NationsBenefits, LLC (Revolver) (f)	L+7.00%	8.00%		8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a	(o)	3/31/2015	n/a	(p)	—	—	1,592	0.6%
Seran BioScience, LLC	L+6.25%	7.25%		12/31/2020	12/31/2025		2,488	2,445	2,497	1.0%
Seran BioScience, LLC (Revolver) (f)	L+6.25%	7.25%		12/31/2020	12/31/2025		444	—	—	0.0%
							32,983	25,795	27,577	11.2%
High Tech Industries
Arcstor Midco, LLC	L+7.00%	8.00%		3/16/2021	3/16/2027		4,478	4,393	4,469	1.8%
MarkLogic Corporation	L+6.00%	7.00%		10/20/2020	10/20/2025		3,474	3,401	3,526	1.4%
MarkLogic Corporation (Revolver) (f)	L+6.00%	7.00%		10/20/2020	10/20/2025		269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK		2/15/2019	2/14/2025		6,462	6,386	6,427	2.6%
Mindbody, Inc. (Delayed Draw) (f) (g)	L+8.50%	8.00% Cash/ 1.50% PIK		9/22/2021	2/14/2025		667	—	—	0.0%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+5.50%	6.50%		6/30/2017	6/30/2022		4,077	4,067	4,077	1.7%
Newforma, Inc. (Revolver) (f)	L+5.50%	6.50%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.50%		12/28/2018	12/30/2024		9,500	9,404	9,462	3.8%
Planful, Inc.	L+6.50%	7.50%		1/11/2021	12/30/2024		1,325	1,325	1,320	0.6%
Planful, Inc. (Revolver) (f)	L+6.50%	7.50%		12/28/2018	12/30/2024		442	88	88	0.0%
							32,611	29,064	29,369	11.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Hotels, Gaming & Leisure
Equine Network, LLC	L+8.00%	9.00%	12/31/2020	12/31/2025	1,741	$1,707	$1,743	0.7%
Equine Network, LLC	L+8.00%	9.00%	1/29/2021	12/31/2025	790	776	790	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	L+8.00%	9.00%	12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+8.00%	9.00%	12/31/2020	12/31/2025	171	—	—	0.0%
					3,129	2,483	2,533	1.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc.	L+8.50%	9.00%	12/22/2016	12/22/2021	2,512	2,509	2,512	1.0%
Destination Media, Inc. (k)	L+5.50%	6.50%	4/7/2017	4/7/2022	2,593	2,587	2,593	1.1%
Destination Media, Inc. (Revolver) (f)	L+5.50%	6.50%	4/7/2017	4/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	10/30/2020	10/30/2025	2,481	2,439	2,481	1.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	3/12/2021	10/30/2025	719	719	726	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,442	483	488	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	L+6.00%	7.00%	11/20/2020	11/20/2025	1,493	1,467	1,507	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	786	668	674	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	316	—	—	0.0%
XanEdu Publishing, Inc.	L+6.00%	7.00%	1/28/2020	1/28/2025	4,642	4,561	4,654	1.9%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.00%	7.00%	1/28/2020	1/28/2025	742	99	99	0.0%
					18,508	15,532	15,734	6.4%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,496	1,491	1,496	0.6%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	287	285	287	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	469	469	469	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	177	177	177	0.1%
					2,429	2,422	2,429	1.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	1/4/2019	1/4/2024	1,945	1,926	1,945	0.8%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	6/25/2020	1/4/2024	474	468	474	0.2%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	7/1/2021	1/4/2024	279	274	279	0.1%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%	1/4/2019	1/4/2024	320	—	—	0.0%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	4,000	3,958	4,000	1.6%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	167	—	—	0.0%
CyberGrants Holdings, LLC	L+6.50%	7.25%	9/8/2021	9/8/2027	10,900	10,738	10,737	4.4%
CyberGrants Holdings, LLC (Delayed Draw) (f) (g)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,069	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (f)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,069	—	—	0.0%
					20,283	17,424	17,495	7.1%
Retail
BLST Operating Company, LLC	L+8.50%	1.00% Cash/ 9.00% PIK (m)	8/28/2020	8/28/2025	1,147	1,054	1,142	0.5%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	1/14/2020	12/30/2022	1,336	1,336	1,329	0.5%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	441	441	439	0.2%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	7,623	7,623	7,497	3.0%
LuLu's Fashion Lounge, LLC	L+9.50%	8.00% Cash/ 2.50% PIK	8/21/2017	8/29/2022	3,919	3,893	3,351	1.4%
					14,466	14,347	13,758	5.6%
Services: Business
Aras Corporation	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	1,514	1,486	1,544	0.6%
Aras Corporation (Delayed Draw) (f) (g)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	200	—	—	0.0%
Aras Corporation (Revolver) (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	150	—	—	0.0%
Atlas Sign Industries of FLA, LLC (k)	L+11.50%	11.50% Cash/ 1.00% PIK	5/14/2018	5/15/2023	3,590	3,395	3,590	1.5%
Burroughs, Inc. (k)	L+6.50%	7.50%	12/22/2017	12/22/2022	5,576	5,550	5,576	2.3%
Burroughs, Inc. (Revolver) (f)	L+6.50%	7.50%	12/22/2017	12/22/2022	1,220	—	—	0.0%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	9,000	8,928	9,000	3.6%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	1,227	1,227	1,227	0.5%
Certify, Inc. (Revolver) (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	409	102	102	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%	7/9/2019	7/9/2025	10,025	9,887	9,919	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	817	—	—	0.0%
IT Global Holding LLC (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	7,101	7,030	7,677	3.1%
IT Global Holding LLC (h)	L+9.00%	10.00%	7/19/2019	11/10/2023	2,648	2,614	2,863	1.2%
IT Global Holding LLC (Revolver) (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	946	0.4%
RedZone Robotics, Inc.	L+6.75%	7.75%	6/1/2018	6/5/2023	215	213	215	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	1,855	1,811	1,854	0.8%
Relativity ODA LLC (Revolver) (f)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	9/30/2021	2/15/2024	8,000	7,880	8,000	3.2%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	2/15/2024	3,421	3,387	3,421	1.4%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,461	2,461	2,461	1.0%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	2/15/2024	2,162	2,162	2,162	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	2/15/2024	1,555	1,555	1,555	0.6%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	3,492	3,452	3,201	1.3%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	2,852	2,852	2,614	1.1%
VPS Holdings, LLC (Revolver) (f)	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,000	100	92	0.0%
					71,703	66,967	68,019	27.6%
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025	3,211	3,161	3,211	1.3%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	7,275	7,149	7,275	2.9%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	9/3/2021	12/26/2025	3,500	—	—	0.0%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,500	450	450	0.2%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	750	400	400	0.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	5,530	5,432	5,537	2.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	918	918	919	0.4%
IDIG Parent, LLC (Revolver) (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	429	—	—	0.0%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	1,945	1,927	1,947	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	4,083	4,083	4,087	1.7%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	3/12/2021	10/16/2023	6,371	6,060	6,066	2.4%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	6/15/2021	10/16/2023	1,646	—	—	0.0%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%	10/16/2018	10/16/2023	657	—	—	0.0%
					38,815	29,580	29,892	12.1%
Telecommunications
Calabrio, Inc.	L+7.00%	8.00%	4/16/2021	4/16/2027	3,400	3,320	3,400	1.4%
Calabrio, Inc. (Revolver) (f)	L+7.00%	8.00%	4/16/2021	4/16/2027	409	—	—	0.0%
					3,809	3,320	3,400	1.4%
Wholesale
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	12/15/2017	12/15/2022	6,535	6,498	6,535	2.6%
Nearly Natural, Inc.	L+11.50%	8.50% Cash/ 4.00% PIK	2/16/2021	12/15/2022	3,068	3,027	3,068	1.2%
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	9/22/2020	12/15/2022	1,689	1,670	1,689	0.7%
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	8/28/2019	12/15/2022	1,840	1,840	1,840	0.8%
Nearly Natural, Inc. (Revolver)	L+11.50%	8.50% Cash/ 4.00% PIK	12/15/2017	12/15/2022	2,406	2,406	2,406	1.0%
					15,538	15,441	15,538	6.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					404,168	347,397	344,455	139.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Unitranche Secured Loans (q)
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+8.00%	9.00%		6/23/2017	6/23/2022		6,441	$6,424	$6,441	2.6%
MFG Chemical, LLC	L+8.00%	9.00%		3/15/2018	6/23/2022		630	630	630	0.3%
							7,071	7,054	7,071	2.9%
Consumer Goods: Non-Durable
Vinci Brands LLC (fka Incipio, LLC)	n/a	2.00% PIK	(m)	7/6/2018	2/6/2024		7,026	7,026	6,141	2.5%
Vinci Brands LLC (fka Incipio, LLC) (ac)	n/a	2.00% PIK	(m)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (ad)	n/a	2.00% PIK	(m)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (ae)	n/a	2.00% PIK	(m)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
							24,792	24,768	6,141	2.5%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (r)	L+6.50%	7.50%		7/18/2018	4/12/2022		10,015	10,015	10,010	4.0%
Priority Ambulance, LLC (s)	L+6.50%	7.50%		4/12/2017	4/12/2022		1,253	1,248	1,253	0.5%
Priority Ambulance, LLC	L+6.50%	7.50%		12/13/2018	4/12/2022		659	659	659	0.3%
Priority Ambulance, LLC	L+6.50%	7.50%		10/22/2020	4/12/2022		996	996	995	0.4%
							12,923	12,918	12,917	5.2%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%		5/4/2017	5/4/2022		3,781	3,773	3,781	1.5%
Energy Services Group, LLC (h) (t)	L+8.42%	9.42%		5/4/2017	5/4/2022		4,588	4,517	4,588	1.9%
Energy Services Group, LLC	L+8.42%	9.42%		5/4/2017	5/4/2022		1,076	1,063	1,076	0.4%
WillowTree, LLC	L+5.00%	6.00%		10/9/2018	10/9/2023		7,689	7,627	7,732	3.1%
							17,134	16,980	17,177	6.9%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g)	L+8.50%	9.00%		11/18/2020	11/18/2026		2,250	1,100	1,114	0.5%
							2,250	1,100	1,114	0.5%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							64,170	62,820	44,420	18.0%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Florida East Coast Industries, LLC (h)	n/a	16.00% PIK		8/9/2021	6/28/2024		1,461	1,420	1,470	0.6%
MoneyLion, Inc. (h)	n/a	12.00%		8/27/2021	5/1/2023		1,500	1,486	1,500	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026		5,500	4,472	4,534	1.8%
							8,461	7,378	7,504	3.0%
Services: Consumer
Education Corporation of America	L+11.00%	5.63% Cash/ 5.50% PIK	(m)	9/3/2015	n/a	(p)	833	831	576	0.2%
							833	831	576	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							9,294	8,209	8,080	3.2%

Equity Securities (u) (v)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	(w)	4/1/2021	—		—	269	283	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (x)	—	—	(w)	8/2/2021	—		—	111	110	0.1%
								380	393	0.2%
Banking, Finance, Insurance & Real Estate
J2 BWA Funding LLC (0.7% profit sharing) (h) (x)	—	—	(w)	12/24/2020	—		—	—	—	0.0%
MV Realty Holdings, LLC (729 common units) (h) (x)	—	—	(w)	7/29/2021	—		—	300	295	0.2%
MV Realty Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h) (x)	—	—	(w)	7/28/2021	7/28/2031		—	363	532	0.2%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	58	229	0.1%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	9	35	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	9	35	0.0%
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (x)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—		—	2	2	0.0%
								742	1,133	0.5%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(w)	8/19/2016	—		—	5,468	4,643	1.9%
								5,468	4,643	1.9%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (x)	—	—	(w)	2/28/2020	—		—	119	168	0.1%
								119	168	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (x)	n/a	10.00% PIK		6/18/2018	—		—	501	169	0.1%
								501	169	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(w)	8/3/2021	—		—	81	92	0.0%
								81	92	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(w)	10/19/2020	3/19/2028		—	67	204	0.1%
								67	204	0.1%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(w)	6/30/2021	—		—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(w)	6/30/2021	—		—	—	14	0.0%
NationsBenefits, LLC (888,889 Series A units) (x)	n/a	9.00% PIK		8/20/2021	—		—	736	729	0.3%
NationsBenefits, LLC (106,667 common units) (x)	—	—	(w)	8/20/2021	—		—	153	151	0.1%
Seran BioScience, LLC (33,333 common units) (x)	—	—	(w)	12/31/2020	—		—	334	665	0.2%
								1,402	1,738	0.7%
High Tech Industries
Answers Finance, LLC (76,539 shares of common stock)	—	—	(w)	4/14/2017	—		—	2,284	11	0.0%
MarkLogic Corporation (290,239 Class A units)	—	—	(w)	10/20/2020	—		—	290	408	0.2%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—		—	473	565	0.2%
Recorded Future, Inc. (80,486 Class A units) (y)	—	—	(w)	7/3/2019	—		—	81	192	0.1%
								3,128	1,176	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (99 Class A units) (x)	—	—	(w)	12/31/2020	—		—	99	96	0.0%
								99	96	0.0%
Media: Advertising, Printing & Publishing
AdTheorent, Inc. (128,866 Class A voting units)	—	—	(w)	12/22/2016	—		—	129	1,763	0.7%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (j)	—	—	(w)	9/18/2015	9/18/2025		—	—	1,963	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—		—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(w)	11/20/2020	—		—	—	1	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	102	0.0%
								218	3,869	1.5%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (x)	—	—	(w)	1/4/2019	—		—	297	490	0.2%
								297	490	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (x)	—	—	(w)	8/28/2020	—		—	712	350	0.1%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity) (k)	—	—	(w)	1/14/2020	1/14/2029		—	—	518	0.2%
								712	868	0.3%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(w)	11/1/2017	—		—	395	433	0.2%
Atlas Sign Industries of FLA, LLC (warrant to purchase up to 3.0% of the equity) (k)	—	—	(w)	5/14/2018	5/14/2026		—	125	239	0.1%
								520	672	0.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—		—	$7,492	$3,272	1.3%
Express Wash Acquisition Company, LLC (120,492 Class A units) (x)	n/a	8.00% PIK		12/28/2020	—		—	120	208	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (x) (z)	—	—	(w)	1/4/2021	—		—	248	399	0.2%
								7,860	3,879	1.6%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(w)	12/15/2017	—		—	153	109	0.0%
Nearly Natural, Inc. (17,585 Class AA units)	—	—	(w)	8/27/2021	—		—	18	13	0.0%
								171	122	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								21,765	19,712	8.0%
Total Non-Controlled/Non-Affiliate Company Investments								$440,191	$416,667	168.9%

Non-Controlled Affiliate Company Investments (aa)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	12/31/2021		10,159	$10,159	$10,159	4.1%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	12/31/2021		4,566	4,566	4,566	1.9%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	12/31/2021		616	616	616	0.2%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	12/31/2021		2,264	2,264	3,098	1.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	12/31/2021		4,192	4,192	4,234	1.7%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	12/31/2021		20	20	20	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	12/31/2021		96	96	96	0.0%
HFZ Capital Group LLC (h) (ab)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	13,242	13,242	14,814	6.0%
HFZ Capital Group LLC (h) (ab)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	4,758	4,758	5,322	2.2%
MC Asset Management (Corporate), LLC (h)	L+15.00%	16.00% PIK		1/26/2021	1/26/2024		6,873	6,873	6,873	2.8%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+15.00%	16.00% PIK		4/26/2021	1/26/2024		1,586	816	816	0.3%
MC Asset Management (Industrial), LLC (h) (ab)	L+17.00%	18.00% PIK		6/11/2019	10/30/2024		501	501	501	0.2%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+7.00%	7.50%		8/11/2021	8/9/2024		4,875	642	642	0.3%
							53,748	48,745	51,757	21.0%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f) (l)	L+5.50%	6.50%		9/9/2020	6/28/2024		477	—	—	0.0%
							477	—	—	0.0%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (k)	L+5.50%	6.50%		2/5/2020	2/5/2025		6,409	6,320	6,473	2.6%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
SHI Holdings, Inc. (k)	L+10.75%	10.84% PIK	(m)	7/10/2014	n/a	(p)	2,899	2,897	131	0.1%
SHI Holdings, Inc. (Revolver) (f)	L+10.75%	10.84% PIK	(m)	7/10/2014	n/a	(p)	4,667	4,585	208	0.1%
							15,104	13,802	6,812	2.8%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		12,026	11,950	12,595	5.1%
							12,026	11,950	12,595	5.1%
Retail
Luxury Optical Holdings Co.	L+8.00%	9.00% PIK		9/12/2014	12/15/2021		1,615	1,615	1,602	0.6%
Luxury Optical Holdings Co. (Delayed Draw) (f) (g)	L+11.50%	12.50%		9/29/2017	12/15/2021		3,565	2,260	2,353	1.0%
Luxury Optical Holdings Co. (Revolver)	L+8.00%	9.00% PIK		9/12/2014	12/15/2021		74	74	74	0.0%
							5,254	3,949	4,029	1.6%
Services: Business
Curion Holdings, LLC (k)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022		4,226	4,189	3,890	1.6%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	5/2/2022		871	836	830	0.3%
							5,097	5,025	4,720	1.9%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(m)	6/25/2019	n/a	(p)	1,356	1,312	687	0.3%
							1,356	1,312	687	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							93,062	84,783	80,600	32.7%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (Delayed Draw) (f) (g) (h)	n/a	8.00%		8/6/2021	7/28/2028		5,850	1,101	1,101	0.5%
							5,850	1,101	1,101	0.5%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		44	—	—	0.0%
							1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans							7,614	1,102	1,101	0.5%

Equity Securities (v) (aa)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(w)	10/9/2014	12/18/2024		—	—	350	0.1%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (x) (ab)	—	—	(w)	6/11/2019	—		—	793	720	0.3%
Second Avenue SFR Holdings II LLC (24.4% of interests) (h) (af)	—	—	(w)	8/6/2021	—		—	734	734	0.3%
								1,527	1,804	0.7%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (l) (x)	—	—	(w)	9/9/2020	—		—	1,631	3,085	1.2%
								1,631	3,085	1.2%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (x)	n/a	8.00% PIK		2/5/2020	—		—	2,032	3,111	1.2%
Familia Dental Group Holdings, LLC (1,052 Class A units) (x) (ag)	—	—	(w)	4/8/2016	—		—	3,602	2,441	1.0%
SHI Holdings, Inc. (24 shares of common stock)	—	—	(w)	12/14/2016	—		—	27	—	0.0%
								5,661	5,552	2.2%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(w)	6/30/2020	—		—	—	—	0.0%
								—	—	0.0%
Retail
Luxury Optical Holdings Co. (91 preferred units)	n/a	15.00% PIK		9/12/2014	—		—	4,325	3,604	1.5%
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	(w)	9/29/2017	—		—	—	—	0.0%
								4,325	3,604	1.5%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock) (k)	—	—	(w)	8/17/2018	—		—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (x)	—	—	(w)	6/21/2019	—		—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								14,602	14,045	5.6%
Total Non-Controlled Affiliate Company Investments								$100,487	$95,746	38.8%

Controlled Affiliate Company Investments (ah)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—		—	$42,150	$41,331	16.8%
Total Controlled Affiliate Equity Securities								42,150	41,331	16.8%
Total Controlled Affiliate Company Investments								$42,150	$41,331	16.8%

TOTAL INVESTMENTS								$582,828	$553,744	224.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	102		£83	Bannockburn Global Forex, LLC	10/4/2021	$(10)
Foreign currency forward contract	101		£82	Bannockburn Global Forex, LLC	1/3/2022	(10)
Foreign currency forward contract	97		£79	Bannockburn Global Forex, LLC	4/4/2022	(9)
Foreign currency forward contract	36		£29	Bannockburn Global Forex, LLC	5/6/2022	(3)
Foreign currency forward contract	113	AUD	145	Bannockburn Global Forex, LLC	10/19/2021	8
Foreign currency forward contract	105	AUD	136	Bannockburn Global Forex, LLC	11/16/2021	7
Foreign currency forward contract	115	AUD	148	Bannockburn Global Forex, LLC	12/16/2021	8
Foreign currency forward contract	121	AUD	156	Bannockburn Global Forex, LLC	1/19/2022	8
Foreign currency forward contract	105	AUD	136	Bannockburn Global Forex, LLC	2/16/2022	7
Foreign currency forward contract	102	AUD	132	Bannockburn Global Forex, LLC	3/16/2022	7
Foreign currency forward contract	113	AUD	146	Bannockburn Global Forex, LLC	4/19/2022	7
Foreign currency forward contract	107	AUD	138	Bannockburn Global Forex, LLC	5/17/2022	7
Foreign currency forward contract	119	AUD	153	Bannockburn Global Forex, LLC	6/17/2022	8
Foreign currency forward contract	107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	7
Foreign currency forward contract	108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	7
Foreign currency forward contract	118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	8
Foreign currency forward contract	117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	8
Foreign currency forward contract	105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	7
Foreign currency forward contract	109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	7
Foreign currency forward contract	118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	7
Foreign currency forward contract	108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	7
Foreign currency forward contract	102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	6
Foreign currency forward contract	123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	8
Foreign currency forward contract	93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	6
Foreign currency forward contract	121	AUD	157	Bannockburn Global Forex, LLC	6/19/2023	7
Foreign currency forward contract	107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	6
Foreign currency forward contract	113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	7
Foreign currency forward contract	113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	7
Foreign currency forward contract	114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	7
Foreign currency forward contract	107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	6
Foreign currency forward contract	109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	6
Foreign currency forward contract	115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	7
Foreign currency forward contract	110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	6
Foreign currency forward contract	11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	691
						$863

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

(in thousands, except for shares and units)

(a)	All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2021 represented 224.5% of the Company’s net assets or 95.6% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $246,650 as of September 30, 2021.
(f)	All or a portion of this commitment was unfunded at September 30, 2021. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets totaled 21.2% of the Company’s total assets.
(i)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(j)	This is an international company.
(k)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company's outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of September 30, 2021.
(m)	This position was on non-accrual status as of September 30, 2021, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	This investment represents a note convertible to preferred shares of the borrower.
(o)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company's share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate investment is a non-income producing security.
(p)	This is a demand note with no stated maturity.
(q)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a "last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(r)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(s)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(u)	Represents less than 5% ownership of the portfolio company’s voting securities.
(v)	Ownership of certain equity investments may occur through a holding company or partnership.
(w)	Represents a non-income producing security.
(x)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(y)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(z)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(aa)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(ab)	The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during the three months ended December 31, 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
(ac)	A portion of this loan (principal of $54) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ad)	A portion of this loan (principal of $4,969) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ae)	A portion of this loan (principal of $421) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(af)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $3,166.
(ag)	As of September 30, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $611.
(ah)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2021, the Company received return of capital distributions from its equity investments of $0 and $1,177, respectively. For the three and nine months ended September 30, 2020, the Company did not receive return of capital distributions from its equity investments.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,646 and $4,844 as of September 30, 2021 and December 31, 2020, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2021 totaled $1,611 and $3,114, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2020 totaled $94 and $1,080, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2021	2020
Interest income	$9,444	$10,179
PIK interest income	2,913	1,563
Dividend income (1)	1,957	1,145
Fee income	288	26
Prepayment gain (loss)	372	192
Accretion of discounts and amortization of premium	240	280
Total investment income	$15,214	$13,385

	Nine months ended September 30,
	2021	2020
Interest income	$26,905	$35,689
PIK interest income	6,326	5,103
Dividend income (2)	4,368	3,185
Fee income	1,065	3,047
Prepayment gain (loss)	1,270	1,045
Accretion of discounts and amortization of premium	857	960
Total investment income	$40,791	$49,029

(1)	Includes PIK dividends of $921 and $45, respectively.
(2)	Includes PIK dividends of $1,055 and $35, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $17,028 and $22,273 at September 30, 2021 and December 31, 2020, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2021 and December 31, 2020, the Company had unamortized deferred financing costs of $6,318 and $7,052 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2021 was $539 and $1,677, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2020 was $582 and $1,586, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of September 30, 2021 and December 31, 2020, other assets on the consolidated statements of assets and liabilities included $137 and $562, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of September 30, 2021, the Company held investments in one portfolio company that was denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars. As of December 31, 2020, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and nine months ended September 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $68 and $251, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2020, the Company recorded a net expense on the consolidated statements of operations of $125 and $270, respectively, for U.S. federal excise tax. As of September 30, 2021 and December 31, 2020, the Company had payables of $156 and $306 for excise taxes, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended September 30, 2021, the Company recorded a net tax expense of $3 on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2020, the Company recorded a net tax expense of zero and $2, respectively, on the consolidated statements of operations for these subsidiaries. As of both September 30, 2021 and December 31, 2020, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2021. The 2017 through 2020 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$432,180	74.2%	$427,173	71.7%
Unitranche secured loans	62,820	10.8	77,465	13.0
Junior secured loans	9,311	1.6	14,763	2.4
LLC equity interest in SLF	42,150	7.2	42,150	7.1
Equity securities	36,367	6.2	34,552	5.8
Total	$582,828	100.0%	$596,103	100.0%

	September 30, 2021		December 31, 2020
Fair Value:
Senior secured loans	$425,055	76.8%	$405,224	74.1%
Unitranche secured loans	44,420	8.0	64,040	11.7
Junior secured loans	9,181	1.6	14,592	2.6
LLC equity interest in SLF	41,331	7.5	39,284	7.2
Equity securities	33,757	6.1	23,899	4.4
Total	$553,744	100.0%	$547,039	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2021		December 31, 2020
Amortized Cost:
International	$11,860	2.0%	$19,276	3.2%
Midwest	133,202	22.9	149,468	25.1
Northeast	114,791	19.7	139,553	23.4
Southeast	167,796	28.8	142,721	24.0
Southwest	38,745	6.6	23,857	4.0
West	116,434	20.0	121,228	20.3
Total	$582,828	100.0%	$596,103	100.0%

	September 30, 2021		December 31, 2020
Fair Value:
International	$11,034	2.0%	$20,008	3.7%
Midwest	130,740	23.6	144,261	26.4
Northeast	112,751	20.4	123,349	22.5
Southeast	164,476	29.7	138,406	25.3
Southwest	41,867	7.5	25,557	4.7
West	92,876	16.8	95,458	17.4
Total	$553,744	100.0%	$547,039	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2021		December 31, 2020
Amortized Cost:
Aerospace & Defense	$7,842	1.4%	$—	—%
Automotive	21,196	3.6	9,495	1.6
Banking, Finance, Insurance & Real Estate	84,983	14.6	70,779	11.9
Beverage, Food & Tobacco	21,032	3.6	26,308	4.4
Capital Equipment	9,707	1.7	13,603	2.3
Chemicals, Plastics & Rubber	10,405	1.8	28,723	4.8
Construction & Building	13,658	2.4	16,651	2.8
Consumer Goods: Durable	15,276	2.6	24,410	4.1
Consumer Goods: Non-Durable	28,241	4.9	26,030	4.3
Containers, Packaging & Glass	—	—	4,926	0.8
Environmental Industries	12,244	2.1	12,996	2.2
Healthcare & Pharmaceuticals	59,578	10.2	42,857	7.2
High Tech Industries	61,122	10.5	81,845	13.7
Hotels, Gaming & Leisure	2,582	0.4	1,771	0.3
Investment Funds & Vehicles	42,150	7.2	42,150	7.1
Media: Advertising, Printing & Publishing	15,750	2.7	30,764	5.1
Media: Broadcasting & Subscription	2,422	0.4	2,190	0.4
Media: Diversified & Production	17,721	3.0	6,707	1.1
Retail	23,333	4.0	32,017	5.4
Services: Business	72,513	12.4	79,768	13.4
Services: Consumer	41,041	7.0	29,697	5.0
Telecommunications	4,420	0.8	1,100	0.2
Wholesale	15,612	2.7	11,316	1.9
Total	$582,828	100.0%	$596,103	100.0%

	September 30, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$7,840	1.4%	$—	—%
Automotive	21,612	3.9	9,637	1.8
Banking, Finance, Insurance & Real Estate	88,401	16.0	72,627	13.3
Beverage, Food & Tobacco	20,123	3.6	20,676	3.8
Capital Equipment	9,867	1.8	13,750	2.5
Chemicals, Plastics & Rubber	10,354	1.9	27,754	5.1
Construction & Building	13,831	2.5	16,809	3.0
Consumer Goods: Durable	9,743	1.8	18,893	3.4
Consumer Goods: Non-Durable	9,661	1.7	13,027	2.4
Containers, Packaging & Glass	—	—	4,997	0.9
Environmental Industries	12,543	2.3	13,168	2.4
Healthcare & Pharmaceuticals	54,596	9.9	37,815	6.9
High Tech Industries	60,317	10.9	81,417	14.9
Hotels, Gaming & Leisure	2,629	0.5	1,771	0.3
Investment Funds & Vehicles	41,332	7.5	39,284	7.2
Media: Advertising, Printing & Publishing	19,603	3.5	31,553	5.8
Media: Broadcasting & Subscription	2,429	0.4	2,227	0.4
Media: Diversified & Production	17,985	3.2	6,811	1.2
Retail	22,259	4.0	18,443	3.4
Services: Business	73,411	13.3	78,584	14.4
Services: Consumer	35,034	6.3	25,306	4.6
Telecommunications	4,514	0.8	1,100	0.2
Wholesale	15,660	2.8	11,390	2.1
Total	$553,744	100.0%	$547,039	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both September 30, 2021 and December 31, 2020, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2021 and December 31, 2020, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both September 30, 2021 and December 31, 2020, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both September 30, 2021 and December 31, 2020, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and nine months ended September 30, 2021, the Company received $1,025 and $3,300 of dividend income from its LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2020, the Company received $1,100 and $3,150 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2021, allowed SLF SPV to borrow up to $170,000 at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

 SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2021, SLF incurred $51 and $159, respectively, of allocable expenses. For the three and nine months ended September 30, 2020, SLF incurred $51 and $157, respectively, of allocable expenses. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of September 30, 2021 and December 31, 2020, SLF had total assets at fair value of $196,632 and $209,666, respectively. As of September 30, 2021 and December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1,054 and $1,031, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2021 and December 31, 2020, SLF had $408 and $839, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Senior secured loans (1)	196,230	214,389
Weighted average current interest rate on senior secured loans (2)	5.8%	5.8%
Number of borrowers in SLF	54	57
Largest portfolio company investment (1)	6,737	6,790
Total of five largest portfolio company investments (1)	28,118	27,064

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2021

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,751	$2,695
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,834	1,796
Trident Maritime SH, Inc.	L+5.50%	6.50%	2/26/2027	2,473	2,483
Trident Maritime SH, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	37
				7,323	7,011
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,713	1,723
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	254	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,957	1,957
				3,924	3,935
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (c)	L+6.00%	6.13%	1/30/2026	4,862	4,814
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	4,617	4,557
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	103	101
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,888	4,863
Minotaur Acquisition, Inc. (g)	L+4.75%	4.83%	3/27/2026	5,925	5,903
				20,395	20,238
Beverage, Food & Tobacco
CBC Restaurant Corp. (f)	n/a	5.00% PIK (e)	12/30/2022	1,116	1,054
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,628	3,628
				4,744	4,682
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,764	4,582
				4,764	4,582
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,187	1,172
				1,187	1,172
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,918	2,891
				2,918	2,891
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,723	1,664
				1,723	1,664
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.12%	9/26/2025	2,424	2,385
				2,424	2,385
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,279	4,058
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,925	2,925
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,300
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,225	2,983
				15,180	14,266
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.33%	7/30/2025	4,528	4,471
Offen, Inc.	L+5.00%	5.08%	6/22/2026	2,394	2,394
Offen, Inc.	L+5.00%	5.08%	6/22/2026	878	878
				7,800	7,743

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC (g)	L+4.50%	5.25%	11/23/2027	2,000	$2,004
LSCS Holdings, Inc.	L+4.25%	4.42%	3/17/2025	2,281	2,259
LSCS Holdings, Inc.	L+4.25%	4.42%	3/17/2025	589	583
Radiology Partners, Inc.	L+4.25%	4.33%	7/9/2025	4,760	4,762
Team RMS, LLC (g)	L+5.00%	6.00%	12/17/2027	3,000	3,000
				12,630	12,608
High Tech Industries
Corel Inc. (c)	L+5.00%	5.12%	7/2/2026	3,825	3,842
LW Buyer, LLC	L+5.00%	5.08%	12/30/2024	4,888	4,863
TGG TS Acquisition Company	L+6.50%	6.58%	12/12/2025	3,496	3,508
				12,209	12,213
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,176	4,134
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,303	2,003
Tait LLC	L+5.00%	5.14%	3/28/2025	4,136	3,732
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	725
				11,384	10,594
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,328
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.08%	5/21/2026	4,329	4,303
Monotype Imaging Holdings Inc.	L+5.50%	6.50%	10/9/2026	4,813	4,817
				13,648	13,448
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,737	6,675
STATS Intermediate Holdings, LLC	L+5.25%	5.37%	7/10/2026	4,913	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,440	4,418
				16,090	16,002
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,900	4,912
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,985	1,983
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	419	418
Eliassen Group LLC	L+4.25%	4.33%	11/5/2024	3,006	2,987
Engage2Excel, Inc.	L+7.25%	7.00% Cash/ 1.25% PIK	3/7/2023	4,319	4,330
Engage2Excel, Inc.	L+7.25%	7.00% Cash/ 1.25% PIK	3/7/2023	779	781
Engage2Excel, Inc. (Revolver) (d)	L+7.25%	7.00% Cash/ 1.25% PIK	3/7/2023	553	539
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,800	4,747
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,438	2,431
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,882	1,878
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	550	549
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,827	4,167
SIRVA Worldwide Inc.	L+5.50%	5.58%	8/4/2025	1,863	1,761
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,900	4,889
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,393	2,393
				39,614	38,765
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,783	1,784
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,673
Sandvine Corporation (g)	L+4.50%	4.58%	11/3/2025	2,000	1,999
				5,450	5,456
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,699	1,648
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,947	1,892
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,475
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,837	4,542
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,965	1,970
				11,288	10,987

TOTAL INVESTMENTS					$192,534

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2021. Certain investment are subject to a LIBOR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2021, meaning that the Company has ceased accruing interest income on the position.
(f)	A portion of this loan (principal of $115) is held at the SLF, not at the SLF SPV, and is therefore not collateral to the SLF Credit Facility.
(g)	Investment position or portion thereof unsettled at September 30, 2021.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,772	$2,685
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,848	1,790
Trident Maritime SH, Inc.	L+4.75%	5.75%	6/4/2024	4,401	4,363
Trident Maritime SH, Inc. (Revolver) (d)	L+4.75%	5.75%	6/4/2024	340	—
				9,361	8,838
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,726	1,716
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	256	254
Wheel Pros, Inc.	L+5.25%	6.25%	11/10/2027	3,000	2,961
				4,982	4,931
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.25%	1/30/2026	4,900	4,659
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,653	4,585
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	102
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,925	4,777
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,947	2,900
				17,689	17,023
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,117	1,031
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,656	3,647
				4,773	4,678
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,800	4,800
				4,800	4,800
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,216	1,189
				1,216	1,189
Construction & Building
ISC Purchaser, LLC	L+4.00%	5.00%	7/11/2025	4,937	4,896
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,940	2,811
				7,877	7,707
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,758	1,597
				1,758	1,597
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.23%	9/26/2025	2,442	2,149
				2,442	2,149
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,312	3,848
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,948	2,948
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,683	4,263
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,250	2,844
				15,193	13,903
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,563	4,429
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,412	2,343
Offen, Inc.	L+5.00%	5.15%	6/22/2026	885	860
				7,860	7,632
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	2,299	2,253
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	593	582
Radiology Partners, Inc.	L+4.25%	4.40%	7/9/2025	4,760	4,692
				7,652	7,527

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,257	$3,257
Corel, Inc. (c)	L+5.00%	5.23%	7/2/2026	3,900	3,844
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,925	4,900
TGG TS Acquisition Company	L+6.50%	6.65%	12/12/2025	3,753	3,720
				15,835	15,721
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,207	3,878
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,321	1,979
Tait, LLC	L+5.00%	5.23%	3/28/2025	4,167	3,669
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	711
				11,464	10,237
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,362	4,133
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,906	4,653
				14,163	13,408
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,790	6,708
Stats Intermediate Holding, LLC	L+5.25%	5.47%	7/10/2026	4,950	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,871	4,335
				16,611	15,952
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,937	4,888
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,002	1,872
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	422	395
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,017	2,922
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,299	4,178
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	776	754
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	548	364
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,365	1,344
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,906	4,735
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,456	2,407
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,897	1,859
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	555	544
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,865	3,648
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,900	1,741
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,938	4,903
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,450	2,450
				41,333	39,004
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.75%	12/18/2025	4,900	4,883
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,694	2,706
				7,594	7,589
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,797	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,900	3,893
				5,697	5,688
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.15%	5/15/2026	3,262	3,050
				3,262	3,050
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,712	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	250	246
				1,962	1,886
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,850	4,802
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,875	4,533
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,980	1,851
				11,705	11,186

TOTAL INVESTMENTS					$205,695

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value	$192,534	$205,695
Cash	78	351
Restricted cash	3,450	2,948
Interest receivable	520	629
Other assets	50	43
Total assets	$196,632	$209,666
Liabilities
Revolving credit facility	$104,564	$131,497
Less: Unamortized deferred financing costs	(1,173)	(969)
Total debt, less unamortized deferred financing costs	103,391	130,528
Payable for open trades	9,964	—
Interest payable	242	294
Accounts payable and accrued expenses	372	277
Total liabilities	113,969	131,099
Members’ capital	82,663	78,567
Total liabilities and members’ capital	$196,632	$209,666

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Investment income:
Interest income	$3,250	$3,726	$9,913	$11,990
Total investment income	3,250	3,726	9,913	11,990
Expenses:
Interest and other debt financing expenses	972	1,111	2,975	4,213
Professional fees	158	169	490	517
Total expenses	1,130	1,280	3,465	4,730
Net investment income (loss)	2,120	2,446	6,448	7,260
Net gain (loss):
Net realized gain (loss)	—	15	—	15
Net change in unrealized gain (loss)	(177)	3,677	4,247	(10,751)
Net gain (loss)	(177)	3,692	4,247	(10,736)
Net increase (decrease) in members’ capital	$1,943	$6,138	$10,695	$(3,476)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. As of September 30, 2021 and December 31, 2020, all investments, with the exception of investments measured at fair value using net asset value (“NAV”), were categorized as Level 3 investments.

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

As of September 30, 2021, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$425,055	$425,055
Unitranche secured loans	—	—	44,420	44,420
Junior secured loans	—	—	9,181	9,181
Equity securities	—	—	33,757	33,757
Investments measured at NAV (1) (2)	—	—	—	41,331
Total investments	$—	$—	$512,413	$553,744
Foreign currency forward contracts asset (liability)	$—	$863	$—	$863

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$405,224	$405,224
Unitranche secured loans	—	—	64,040	64,040
Junior secured loans	—	—	14,592	14,592
Equity securities	—	—	23,899	23,899
Investments measured at NAV (1) (2)	—	—	—	39,284
Total investments	$—	$—	$507,755	$547,039
Foreign currency forward contracts asset (liability)	$—	$(113)	$—	$(113)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.00% to 18.00% at September 30, 2021 and 6.00% to 18.00% at December 31, 2020. The maturity dates on the loans outstanding at September 30, 2021 range between December 2021 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2021:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of June 30, 2021	$404,322	$45,500	$8,125	$30,657	$488,604
Net realized gain (loss) on investments	(9,435)	—	—	—	(9,435)
Net change in unrealized gain (loss) on investments	11,209	(904)	(47)	(112)	10,146
Purchases of investments and other adjustments to cost (1)	73,696	20	8,479	3,212	85,407
Proceeds from principal payments and sales of investments (2)	(54,737)	(196)	(7,376)	—	(62,309)
Reclassifications (3)	—	—	—	—	—
Balance as of September 30, 2021	$425,055	$44,420	$9,181	$33,757	$512,413

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total investments
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755
Net realized gain (loss) on investments	(9,610)	—	—	892	(8,718)
Net change in unrealized gain (loss) on investments	14,820	(4,975)	40	8,048	17,933
Purchases of investments and other adjustments to cost (1)	174,934	1,475	8,647	3,948	189,004
Proceeds from principal payments and sales of investments (2)	(160,313)	(16,120)	(14,098)	(3,030)	(193,561)
Reclassifications (3)	—	—	—	—	—
Balance as of September 30, 2021	$425,055	$44,420	$9,181	$33,757	$512,413

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2021, attributable to Level 3 investments still held at September 30, 2021, was $973 and $8,791, respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2020, attributable to Level 3 investments still held at September 30, 2020, was $8,579 and ($19,939), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2021 and 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of September 30, 2021 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Senior secured loans	$294,098		Discounted cash flow	EBITDA multiples	7.3	x	4.3	x	19.5	x
				Market yields	9.4%		5.3%		20.0%
Senior secured loans	83,464		Discounted cash flow	Revenue multiples	6.4	x	0.5	x	18.5	x
				Market yields	8.3%		5.3%		16.8%
Senior secured loans	22,789		Enterprise value	Book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	16,485		Enterprise value	Revenue multiples	2.4	x	0.7	x	2.9	x
Senior secured loans	3,727		Liquidation	Probability weighting of alternative outcomes	77.3%		2.2%		100.0%
Unitranche secured loans	38,279		Discounted cash flow	EBITDA multiples	8.9	x	5.8	x	11.0	x
				Market yields	8.8%		7.5%		13.3%
Unitranche secured loans	6,141		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Junior secured loans	7,105		Discounted cash flow	Market yields	19.2%		13.8%		25.6%
Junior secured loans	1,500		Discounted cash flow	Revenue multiples	16.3	x	16.3	x	16.3	x
				Market yields	12.0%		12.0%		12.0%
Junior secured loans	576		Liquidation	Probability weighting of alternative outcomes	69.1%		69.1%		69.1%
Equity securities	20,651		Enterprise value	EBITDA multiples	8.4	x	4.8	x	16.5	x
Equity securities	3,546		Enterprise value	Revenue multiples	5.1	x	4.4	x	12.3	x
Equity securities	3,272		Liquidation	Probability weighting of alternative outcomes	34.9%		34.9%		34.9%
Equity securities	729		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	350		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Equity securities	204		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$502,916	(1)

(1)	Excludes loans of $9,497 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2020 were as follows:

	Fair		Valuation		Weighted Average		Range
	Value		Technique	Unobservable Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$271,926		Discounted cash flow	EBITDA multiples	7.5	x	2.8	x	16.6	x
				Market yields	9.5%		6.2%		18.8%
Senior secured loans	74,479		Discounted cash flow	Revenue multiples	4.8	x	0.5	x	10.5	x
				Market yields	9.2%		6.1%		18.5%
Senior secured loans	24,271		Enterprise value	Book value multiples	2.0	x	2.0	x	2.0	x
Senior secured loans	15,515		Enterprise value	Revenue multiples	2.0	x	0.7	x	2.4	x
Senior secured loans	7,525		Liquidation	Probability weighting of alternative outcomes	63.2%		1.1%		100.0%
Senior secured loans	6,944		Enterprise value	EBITDA multiples	8.0	x	8.0	x	8.0	x
Unitranche secured loans	52,476		Discounted cash flow	EBITDA multiples	9.7	x	8.0	x	12.5	x
				Market yields	9.3%		7.5%		12.8%
Unitranche secured loans	9,800		Discounted cash flow	Revenue multiples	0.7	x	0.7	x	0.7	x
				Market yields	10.7%		10.5%		11.0%
Unitranche secured loans	1,764		Enterprise value	Revenue multiples	0.7	x	0.7	x	0.7	x
Junior secured loans	3,886		Discounted cash flow	Market yields	10.0%		10.0%		10.0%
Junior secured loans	762		Liquidation	Probability weighting of alternative outcomes	91.5%		91.5%		91.5%
Equity securities	10,865		Enterprise value	EBITDA multiples	7.6	x	2.8	x	15.3	x
Equity securities	6,771		Enterprise value	Revenue multiples	1.3	x	0.5	x	11.0	x
Equity securities	5,117		Liquidation	Probability weighting of alternative outcomes	54.6%		54.6%		54.6%
Equity securities	87		Option pricing model	Volatility	70.0%		70.0%		70.0%
Total Level 3 Assets	$492,188	(1)

(1)	Excludes loans of $15,567 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2021 and December 31, 2020, the Company believes that the carrying value of its revolving credit facility approximates fair value. The 2026 Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of September 30, 2021, the Company believes that the carrying value of the 2026 Notes approximates fair value. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of both September 30, 2021 and December 31, 2020, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2021 and 2020 were as follows:

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2021
Non-controlled affiliate company investment:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$848	$—	$—	$—	$10,159
American Community Homes, Inc.	6,239	—	—	(2,229)	556	—	—	—	4,566
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	—
American Community Homes, Inc.	570	—	—	(5)	51	—	—	—	616
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	—
American Community Homes, Inc.	2,915	—	—	(20)	189	—	—	14	3,098
American Community Homes, Inc.	3,879	—	—	(37)	350	—	—	42	4,234
American Community Homes, Inc.	18	—	—	—	2	—	—	—	20
American Community Homes, Inc.	89	—	—	(1)	8	—	—	—	96
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	350	350
	24,271	—	—	(3,561)	2,023	—	—	406	23,139

Ascent Midco, LLC	6,997	—	—	(513)	—	19	—	(30)	6,473
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	95	3,111
	10,013	—	—	(513)	—	19	—	65	9,584

Curion Holdings, LLC	3,159	—	—	—	—	—	—	731	3,890
Curion Holdings, LLC (Revolver)	820	—	—	—	—	—	—	10	830
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	—	—	—	—	—	741	4,720

Familia Dental Group Holdings, LLC (1,052 Class A units)	3,118	—	—	—	—	—	—	(677)	2,441
	3,118	—	—	—	—	—	—	(677)	2,441

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,708	14,814
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	613	5,322
MC Asset Management (Corporate), LLC	—	—	6,423	—	450	—	—	—	6,873
MC Asset Management (Corporate), LLC (Delayed Draw)	—	—	793	—	23	—	—	—	816
MC Asset Management (Corporate), LLC (15.9% interests)	785	—	—	—	—	—	—	(65)	720
MC Asset Management (Industrial), LLC	11,579	—	—	(11,365)	1,170	1	—	(884)	501
	30,179	—	7,216	(11,365)	1,643	1	—	1,372	29,046

Incipio, LLC (1)	1,764	—	—	—	—	—	—	(1,764)	—
Incipio, LLC (1)	4,227	(1,562)	—	—	48	—	—	(2,713)	—
Incipio, LLC (1)	1,805	(1,732)	—	—	15	—	—	(88)	—
Incipio, LLC (1)	761	(730)	—	—	6	—	—	(37)	—
Incipio, LLC (1)	1,519	(1,458)	—	—	13	—	—	(74)	—
Incipio, LLC (1)	1,488	(1,527)	108	—	9	—	—	(78)	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units) (1)	—	—	—	—	—	—	—	—	—
	11,564	(7,009)	108	—	91	—	—	(4,754)	—

Luxury Optical Holdings Co.	1,430	—	—	—	134	—	—	38	1,602
Luxury Optical Holdings Co. (Delayed Draw)	624	—	1,729	(93)	—	—	—	93	2,353
Luxury Optical Holdings Co. (Revolver)	66	—	—	—	6	—	—	2	74
Luxury Optical Holdings Co. (91 preferred units)	2,476	—	—	—	694	—	—	434	3,604
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,596	—	1,729	(93)	834	—	—	567	7,633

Mnine Holdings, Inc.	12,356	—	—	(191)	449	27	—	(46)	12,595
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	12,356	—	—	(191)	449	27	—	(46)	12,595

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(147)	687
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	834	—	—	—	—	—	—	(147)	687

SHI Holdings, Inc.	188	—	—	—	—	—	—	(57)	131
SHI Holdings, Inc. (Revolver)	297	—	—	—	—	—	—	(89)	208
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	485	—	—	—	—	—	—	(146)	339

Second Avenue SFR Holdings II LLC (Revolver)	—	—	642	—	—	—	—	—	642
Second Avenue SFR Holdings II LLC (Delayed Draw)	—	—	1,101	—	—	—	—	—	1,101
Second Avenue SFR Holdings II LLC (24.4 % of interests)	—	—	734	—	—	—	—	—	734
	—	—	2,477	—	—	—	—	—	2,477

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	(755)	—	—	—	517	3,085
	3,323	—	—	(755)	—	—	—	517	3,085

Total non-controlled affiliate company investments	$109,715	$(7,009)	$16,932	$(26,556)	$5,040	$47	$(250)	$(2,173)	$95,746

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$2,047	$41,331
	39,284	—	—	—	—	—	—	2,047	41,331
Total controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$2,047	$41,331

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at September 30, 2020
Non-controlled affiliate company investment:
American Community Homes, Inc.	$6,764	$—	$—	$—	$812	$6	$—	$1,601	$9,183
American Community Homes, Inc.	4,289	—	—	—	726	3	—	1,006	6,024
American Community Homes, Inc.	512	—	—	—	168	1	—	115	796
American Community Homes, Inc.	410	—	—	—	48	2	—	96	556
American Community Homes, Inc.	230	—	—	—	40	—	—	54	324
American Community Homes, Inc.	1,472	—	—	—	236	—	—	450	2,158
American Community Homes, Inc.	2,760	—	—	—	391	—	—	653	3,804
American Community Homes, Inc.	11	—	—	—	5	—	—	2	18
American Community Homes, Inc.	1,168	—	—	(1,111)	17	—	—	13	87
American Community Homes, Inc. (Revolver)	—	—	2,500	—	25	—	—	(120)	2,405
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	2,500	(1,111)	2,468	12	—	3,870	25,355

Ascent Midco, LLC	—	—	6,860	(52)	—	17	—	47	6,872
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	(734)	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	807	2,839
	—	—	9,626	(786)	—	17	—	854	9,711

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(158)	3,121
Curion Holdings, LLC (Revolver)	441	—	—	—	—	—	—	—	441
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	—	—	—	—	—	(158)	3,562

Incipio, LLC	12,343	—	—	—	128	—	—	(9,053)	3,418
Incipio, LLC	3,750	—	—	—	362	—	—	(7)	4,105
Incipio, LLC	1,606	—	—	—	154	—	—	(6)	1,754
Incipio, LLC	686	—	—	—	56	—	—	(3)	739
Incipio, LLC	—	—	1,404	—	90	—	—	(18)	1,476
Incipio, LLC (Delayed Draw)	—	—	1,026	—	15	—	—	(12)	1,029
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	2,430	—	805	—	—	(9,099)	12,521

Luxury Optical Holdings Co.	3,457	—	—	—	—	—	—	(75)	3,382
Luxury Optical Holdings Co. (Delayed Draw)	620	—	—	—	—	—	—	(4)	616
Luxury Optical Holdings Co. (Revolver)	159	—	—	—	—	—	—	(3)	156
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	—	—	(82)	4,154

Mnine Holdings, Inc. (2)	—	10,321	—	—	964	14	—	850	12,149
Mnine Holdings, Inc. (6,400 Class B units) (2)	—	—	—	—	—	—	—	—	—
	—	10,321	—	—	964	14	—	850	12,149

NECB Collections, LLC (Revolver)	1,148	—	112	—	52	—	—	—	1,312
NECB Collections, LLC (20.8% of units)	318	—	—	—	—	—	—	(304)	14
	1,466	—	112	—	52	—	—	(304)	1,326

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(2,314)	145
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(3,716)	230
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(6,030)	375

Summit Container Corporation	2,971	—	—	—	—	—	—	174	3,145
Summit Container Corporation (Revolver)	5,406	—	24,103	(27,760)	—	—	—	56	1,805
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	188	188
	8,377	—	24,103	(27,760)	—	—	—	418	5,138

TJ Management HoldCo, LLC (Revolver) (3)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock) (3)	—	2,222	—	—	—	—	—	1,528	3,750
	—	2,222	—	—	—	—	—	1,528	3,750
Total non-controlled affiliate company investments	$59,860	$12,543	$39,116	$(29,657)	$4,289	$43	$—	$(8,153)	$78,041

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(4,888)	$37,524
	42,412	—	—	—	—	—	—	(4,888)	37,524
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(4,888)	$37,524

(1)	During the three months ended September 30, 2021, Incipio, LLC (“Incipio”) underwent a restructuring whereby substantially all of the assets of Incipio were acquired by a new entity, Vinci Brands LLC (“Vinci”). The senior lenders at Incipio, including the Company, were part of the new financing at Vinci. The Company’s investments in Vinci are not categorized as affiliate company investments as the Company does not have an equity interest in Vinci. For the purpose of this schedule, transfers out represents the fair value at June 30, 2021.

(2)	The Company restructured its investment in Mnine Holdings, Inc. (“Mnine”) during the three months ended June 30, 2020. As a part of the restructuring, the Company also received 5.3% of the equity of Mnine. For the purpose of this schedule, transfers in represents the fair value at March 31, 2020.

(3)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bit was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. For the purpose of this schedule, transfers in represents the fair value at June 30, 2020 of the senior secured debt investment that was exchanged in the credit bid. The Company also provided a follow-on revolver commitment to Toojay’s NewCo.

	Nine months ended September 30,
	2021			2020
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$846	$—	$—	$815	$—	$—
American Community Homes, Inc.	553	—	—	727	—	—
American Community Homes, Inc.	13	—	—	168	—	—
American Community Homes, Inc.	51	—	—	50	—	—
American Community Homes, Inc.	5	—	—	40	—	—
American Community Homes, Inc.	188	—	—	235	—	—
American Community Homes, Inc.	349	—	—	426	—	—
American Community Homes, Inc.	27	—	—	5	—	—
American Community Homes, Inc.	9	—	—	16	—	—
American Community Homes, Inc. (Revolver)	—	—	—	146	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,041	—	—	2,628	—	—

Ascent Midco, LLC	359	—	—	334	—	—
Ascent Midco, LLC (Delayed Draw)	9	—	—	10	—	—
Ascent Midco, LLC (Revolver)	3	—	—	19	—	—
Ascent Midco, LLC (Class A units)	—	130	—	—	106	—
	371	130	—	363	106	—

Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Revolver)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	n/a	n/a	n/a
	—	—	—	n/a	n/a	n/a

HFZ Capital Group, LLC	1,406	—	—	n/a	n/a	n/a
HFZ Capital Group, LLC	505	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC	731	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (Delayed Draw)	56	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	n/a	n/a	n/a
MC Asset Management (Industrial), LLC	2,113	—	—	n/a	n/a	n/a
	4,811	—	—	n/a	n/a	n/a

Incipio, LLC	—	—	—	(309)	—	—
Incipio, LLC	—	—	—	299	—	—
Incipio, LLC	—	—	—	126	—	—
Incipio, LLC	—	—	—	53	—	—
Incipio, LLC	—	—	—	101	—	—
Incipio, LLC	—	—	—	23	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	—	—	—	293	—	—

Luxury Optical Holdings Co.	135	—	—	—	—	—
Luxury Optical Holdings Co. (Delayed Draw)	74	—	—	61	—	—
Luxury Optical Holdings Co. (Revolver)	6	—	—	—	—	—
Luxury Optical Holdings Co. (Preferred units)	694	654	—	n/a	n/a	n/a
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	909	654	—	61	—	—

Mnine Holdings, Inc.	1,019	—	—	602	—	—
Mnine Holdings, Inc. (Common units)	—	—	—	—	—	—
	1,019	—	—	602	—	—

NECB Collections, LLC (Revolver)	—	—	—	77	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	77	—	—

Second Avenue SFR Holdings II LLC (Revolver)	5	—	—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (Delayed Draw)	8	—	—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	13	—	—	n/a	n/a	n/a

SHI Holdings, Inc.	—	—	—	(2)	—	—
SHI Holdings, Inc. (Revolver)	—	—	—	(3)	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	(5)	—	—

Summit Container Corporation	57	—	—	229	—	—
Summit Container Corporation (Revolver)	35	—	—	269	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	92	—	—	498	—	—

TJ Management HoldCo, LLC (Revolver)	9	—	—	1	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	9	—	—	1	—	—

Total non-controlled affiliate company investments	$9,265	$784	$—	$4,518	$106	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$3,300	$—	$—	$3,150	$—
	—	3,300	—	—	3,150	—
Total controlled affiliate company investments	$—	$3,300	$—	$—	$3,150	$—

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

Base management fees for the three and nine months ended September 30, 2021 were $2,399 and $7,060, respectively. Base management fees for the three and nine months ended September 30, 2020 were $2,414 and $7,399, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Part one incentive fees (1)	$1,578	$1,129	$2,828	$5,012
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	—	(1,129)	—	(5,012)
Incentive fees, excluding the impact of incentive fee waivers	1,578	—	2,828	—
Incentive fee waivers (3)	—	—	(1,057)	—
Total incentive fees, net of incentive fee waivers	$1,578	$—	$1,771	$—

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2021, the Company incurred $895 and $2,583, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $327 and $1,020, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2020, the Company incurred $806 and $2,440, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $321 and $973, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2021 and December 31, 2020, $327 and $327, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2021 and December 31, 2020, the Company had accounts payable to members of the Board of $35 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 190% and 200%, respectively.

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

As of September 30, 2021, the Company had U.S. dollar borrowings of $139,800 and non-U.S. dollar borrowings denominated in Great Britain pounds of £3,433 ($4,625 in U.S. dollars) under the revolving credit facility. As of December 31, 2020, the Company had U.S. dollar borrowings of $104,550 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($22,009 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $939 and $680 for the three and nine months ended September 30, 2021, and ($835) and $543 for the three and nine months ended September 30, 2020, respectively. During both the three and nine months ended September 30, 2021, the Company repaid borrowings denominated in Great Britain pounds of £12,667. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($866) for both the three and nine months ended September 30, 2021. There were no repayments of foreign currency borrowings for the three and nine months ended September 30, 2020.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 3.2%, respectively.

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

2026 Notes: On January 25, 2021, the Company closed a private offering of $130,000 in aggregate principal amount of senior unsecured notes (the “2026 Notes”). Aggregate underwriting commissions were $3,325 and other issuance costs were $683, resulting in net proceeds of approximately $125,992. The 2026 Notes mature on February 15, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

On March 1, 2021, the Company repaid $28,100 in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $439 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. On September 1, 2021, the Company repaid an additional $30,000 in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $336 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. As of September 30, 2021, MRCC SBIC had $8,045 in cash and $93,301 in investments at fair value. As of December 31, 2020, MRCC SBIC had $25,657 in cash and $131,167 in investments at fair value.

As of September 30, 2021 and December 31, 2020, MRCC SBIC had $57,624 in leverageable capital and the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
September 2024	3.4%	$2,920	$12,920
March 2025	3.3%	14,800	14,800
March 2025	2.9%	7,080	7,080
September 2025	3.6%	—	5,200
March 2027	3.5%	—	20,000
September 2027	3.2%	32,100	32,100
March 2028	3.9%	—	18,520
September 2028	4.2%	—	4,380
Total		$56,900	$115,000

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2021	2020
Interest expense - revolving credit facility	$1,209	$1,218
Interest expense - 2023 Notes	—	1,567
Interest expense - 2026 Notes	1,544	—
Interest expense - SBA debentures	632	991
Amortization of deferred financing costs	539	582
Total interest and other debt financing expenses	$3,924	$4,358
Average debt outstanding	$329,542	$350,992
Average stated interest rate	4.0%	4.3%

	Nine months ended September 30,
	2021	2020
Interest expense - revolving credit facility	$3,265	$4,504
Interest expense - 2023 Notes	837	4,701
Interest expense - 2026 Notes	4,220	—
Interest expense - SBA debentures	2,220	2,952
Amortization of deferred financing costs	1,677	1,586
Total interest and other debt financing expenses	$12,219	$13,743
Average debt outstanding	$332,028	$384,452
Average stated interest rate	4.2%	4.2%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2021 and December 31, 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£83	10/4/2021	$-	$(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£82	1/3/2022	-	(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	-	(9)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	-	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	145	10/19/2021	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2021	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	12/16/2021	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	8	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	6	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	157	6/19/2023	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	7	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	-	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	691	-	Unrealized gain on foreign currency forward contracts
				$895	$(32)

	As of December 31, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£87	1/4/2021	$—	$(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£206	3/3/2021	—	(18)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	3/3/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£84	4/2/2021	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£212	6/1/2021	—	(19)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	6/1/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	7/2/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	10/4/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£82	1/3/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£79	4/4/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£29	5/6/2022	—	(4)	Unrealized loss on foreign currency forward contracts
Total			$—	$(113)

For the three and nine months ended September 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $530 and $976, respectively. For the three and nine months ended September 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $20 and ($55), respectively.

For the three and nine months ended September 30, 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($55) and $19, respectively. For the three and nine months ended September 30, 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($15) and $3, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
June 2, 2021	June 16, 2021	June 30, 2021	0.25	5,386	—	—	31,277	343
September 2, 2021	September 16, 2021	September 30, 2021	0.25	5,386	—	—	35,623	369
Total distributions declared			$0.75	$16,098	—	$—	102,511	$1,076

Nine months ended September 30, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
May 8, 2020	June 15, 2020	June 30, 2020	0.25	5,257	—	—	40,612	283
September 4, 2020	September 16, 2020	September 30, 2020	0.25	5,326	—	—	44,246	305
Total distributions declared			$0.85	$17,738	—	$—	140,796	$962

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the nine months ended September 30, 2021, the Company sold 240,000 shares at an average price of $11.43 per share for gross proceeds of $2,743 under the ATM program. Aggregate underwriter’s discounts and commissions were $41 and offering costs were $12, resulting in net proceeds of approximately $2,690. During the nine months ended September 30, 2020, the Company sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6,684 under the ATM program. Aggregate underwriter’s discounts and commissions were $100 and offering costs were $89, resulting in net proceeds of approximately $6,495.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2021 and December 31, 2020, the Company had $70,780 and $52,252, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of September 30, 2021 and December 31, 2020 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2021.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Per share data:
Net asset value at beginning of period	$11.00	$12.20
Net investment income (1)	0.78	1.21
Net gain (loss) (1)	0.42	(1.57)
Net increase (decrease) in net assets resulting from operations (1)	1.20	(0.36)
Stockholder distributions - income (2)	(0.75)	(0.85)
Effect of share issuances below NAV (3)	—	(0.16)
Net asset value at end of period	$11.45	$10.83
Net assets at end of period	$246,650	$230,683
Shares outstanding at end of period	21,543,540	21,303,540
Per share market value at end of period	$10.39	$6.84
Total return based on market value (4)	38.85%	(28.85)%
Total return based on average net asset value (5)	10.65%	(3.28)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	9.58%	14.78%
Ratio of total expenses, net of incentive fee waivers, to average net assets (6) (7)	13.09%	14.13%
Portfolio turnover (8)	33.79%	16.83%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2021 and 2020, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(5)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(6)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2021 and 2020. These ratios have been annualized unless otherwise noted.

	September 30, 2021	September 30, 2020
Ratio of total investment income to average net assets	22.68%	28.91%
Ratio of interest and other debt financing expenses to average net assets	6.79%	8.10%
Ratio of total expenses (without incentive fees) to average net assets	12.35%	14.13%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (8) (9)	0.74%	0.00%

(8)	Ratios are not annualized.
(9)	The ratio of waived incentive fees to average net assets was 0.44% and zero for the nine months ended September 30, 2021 and 2020, respectively.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2021, our portfolio included approximately 76.8% senior secured loans, 8.0% unitranche secured loans, 1.6% junior secured loans and 13.6% equity securities, compared to December 31, 2020, when our portfolio included approximately 74.1% senior secured loans, 11.7% unitranche secured loans, 2.6% junior secured loans and 11.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Net gain (loss)

We recognize realized gains or losses on investments, foreign currency forward contracts and foreign currency and other transactions based on the difference between the net proceeds from the disposition and the cost basis without regard to unrealized gains or losses previously recognized within net realized gain (loss) on the consolidated statements of operations. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statements of operations.

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested $54.7 million in 11 new portfolio companies and $27.5 million in 17 existing portfolio companies and had $62.3 million in aggregate amount of sales and principal repayments, resulting in net investments of $19.9 million for the period.

During the nine months ended September 30, 2021, we invested $118.6 million in 27 new portfolio companies and $63.2 million in 26 existing portfolio companies and had $193.6 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $11.8 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.4%	8.4%	8.1%	8.1%
Unitranche secured loans	4.8	5.0	6.3	6.5
Junior secured loans	11.1	11.1	7.6	7.6
Preferred equity securities	5.3	5.3	1.4	1.4
Total	7.9%	7.9%	7.7%	7.7%

_____________________________

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.3% for junior secured loans and 7.9% in total as of September 30, 2021. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.3% for junior secured loans and 7.9% in total as of September 30, 2021. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2021		December 31, 2020
Fair Value:
Senior secured loans	$425,055	76.8%	$405,224	74.1%
Unitranche secured loans	44,420	8.0	64,040	11.7
Junior secured loans	9,181	1.6	14,592	2.6
LLC equity interest in SLF	41,331	7.5	39,284	7.2
Equity securities	33,757	6.1	23,899	4.4
Total	$553,744	100.0%	$547,039	100.0%

Our portfolio composition remained relatively consistent with December 31, 2020. The increase in the effective yield on our portfolio included the benefit of returning certain investments to accrual status during the three months ended September 30, 2021.

The following table shows our portfolio composition by industry (in thousands):

	September 30, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$7,840	1.4%	$—	—%
Automotive	21,612	3.9	9,637	1.8
Banking, Finance, Insurance & Real Estate	88,401	16.0	72,627	13.3
Beverage, Food & Tobacco	20,123	3.6	20,676	3.8
Capital Equipment	9,867	1.8	13,750	2.5
Chemicals, Plastics & Rubber	10,354	1.9	27,754	5.1
Construction & Building	13,831	2.5	16,809	3.0
Consumer Goods: Durable	9,743	1.8	18,893	3.4
Consumer Goods: Non-Durable	9,661	1.7	13,027	2.4
Containers, Packaging & Glass	—	—	4,997	0.9
Environmental Industries	12,543	2.3	13,168	2.4
Healthcare & Pharmaceuticals	54,596	9.9	37,815	6.9
High Tech Industries	60,317	10.9	81,417	14.9
Hotels, Gaming & Leisure	2,629	0.5	1,771	0.3
Investment Funds & Vehicles	41,332	7.5	39,284	7.2
Media: Advertising, Printing & Publishing	19,603	3.5	31,553	5.8
Media: Broadcasting & Subscription	2,429	0.4	2,227	0.4
Media: Diversified & Production	17,985	3.2	6,811	1.2
Retail	22,259	4.0	18,443	3.4
Services: Business	73,411	13.3	78,584	14.4
Services: Consumer	35,034	6.3	25,306	4.6
Telecommunications	4,514	0.8	1,100	0.2
Wholesale	15,660	2.8	11,390	2.1
Total	$553,744	100.0%	$547,039	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	439,086	79.3
3	85,508	15.4
4	21,738	3.9
5	5,820	1.1
Total	$553,744	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	428,554	78.4
3	92,001	16.8
4	19,844	3.6
5	5,048	0.9
Total	$547,039	100.0%

As of September 30, 2021, we had eight borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC (“BLST”), Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), NECB Collections, LLC (“NECB”), Parterre Flooring & Surface Systems, LLC (“Parterre”), SHI Holdings, Inc. (“SHI”), Toojay’s Management, LLC (“Toojay’s OldCo”) and Vinci Brands LLC), and these investments totaled $17.0 million in fair value, or 3.1% of our total investments at fair value. As of December 31, 2020, we had 12 borrowers with loans or preferred equity securities on non-accrual status (BLST, California Pizza Kitchen, Inc., Curion, ECA, Incipio, LLC (“Incipio”) last out term loan and third lien tranches, Luxury Optical Holdings Co., NECB, Parterre, SHI, The Worth Collection, Ltd. (“Worth”), Toojay’s OldCo and Valudor Products, LLC preferred equity), and these investments totaled $22.3 million in fair value, or 4.1% of our total investments at fair value. The Curion promissory notes and the Incipio third lien tranches were obtained in restructurings for no cost. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Total investment income	$15,214	$13,385
Total expenses, net of incentive fee waivers	8,831	7,616
Net investment income before income taxes	6,383	5,769
Income taxes, including excise taxes	71	125
Net investment income	6,312	5,644
Net realized gain (loss) on investments	(9,435)	(10)
Net realized gain (loss) on extinguishment of debt	(336)	—
Net realized gain (loss) on foreign currency forward contracts	20	(15)
Net realized gain (loss) on foreign currency and other transactions	(880)	3
Net realized gain (loss)	(10,631)	(22)
Net change in unrealized gain (loss) on investments	10,092	10,473
Net change in unrealized gain (loss) on foreign currency forward contracts	530	(55)
Net change in unrealized gain (loss) on foreign currency and other transactions	936	(855)
Net change in unrealized gain (loss)	11,558	9,563
Net increase (decrease) in net assets resulting from operations	$7,239	$15,185

	Nine months ended September 30,
	2021	2020(1)
Total investment income	$40,791	$49,029
Total expenses, net of incentive fee waivers	23,742	23,695
Net investment income before income taxes	17,049	25,334
Income taxes, including excise taxes	254	272
Net investment income	16,795	25,062
Net realized gain (loss) on investments	(8,718)	2,545
Net realized gain (loss) on extinguishment of debt	(3,110)	—
Net realized gain (loss) on foreign currency forward contracts	(55)	3
Net realized gain (loss) on foreign currency and other transactions	(894)	(13)
Net realized gain (loss)	(12,777)	2,535
Net change in unrealized gain (loss) on investments	19,980	(35,568)
Net change in unrealized gain (loss) on foreign currency forward contracts	976	19
Net change in unrealized gain (loss) on foreign currency and other transactions	650	521
Net change in unrealized gain (loss)	21,606	(35,028)
Net increase (decrease) in net assets resulting from operations	$25,624	$(7,431)

_____________________________

(1)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. Our share of the net proceeds from the award exceeded the contractual obligations due to us as a result of our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, we received $33.1 million as an initial payment of proceeds from the legal proceedings from the Estate, of which $19.5 million was recorded as a reduction in the cost basis of our investment in Rockdale Blackhawk, LLC (“Rockdale”), $3.9 million was recorded as the collection of previously accrued interest, $7.4 million was recorded as investment income for previously unaccrued interest and fees and $2.3 million was recorded as realized gains. Additionally, as an offset, we recorded net change in unrealized (loss) of ($8.2) million primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with our investment in Rockdale was $1.9 million during the nine months ended September 30, 2020. As of September 30, 2021, we have a remaining investment in Rockdale associated with residual proceeds currently expected from the Estate of $1.6 million.

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Interest income	$9,444	$10,179
PIK interest income	2,913	1,563
Dividend income (1)	1,957	1,145
Fee income	288	26
Prepayment gain (loss)	372	192
Accretion of discounts and amortization of premium	240	280
Total investment income	$15,214	$13,385

	Nine months ended September 30,
	2021	2020
Interest income	$26,905	$35,689
PIK interest income	6,326	5,103
Dividend income (2)	4,368	3,185
Fee income	1,065	3,047
Prepayment gain (loss)	1,270	1,045
Accretion of discounts and amortization of premium	857	960
Total investment income	$40,791	$49,029

_____________________________

(1)	Includes PIK dividends of $921 and $45, respectively.
(2)	Includes PIK dividends of $1,055 and $35, respectively.

The increase in investment income of $1.8 million during the three months ended September 30, 2021, as compared to three months ended September 30, 2020, is primarily the result of the inclusion of $1.7 million in additional interest and dividend income as certain investments were returned to accrual status during the three months ended September 30, 2021 due to improvements in underlying credit performance.

The decrease in investment income of $8.2 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is primarily the result of the inclusion of $7.4 million of previously unrecorded interest and fee income associated with our investment in Rockdale during the nine months ended September 30, 2020.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Interest and other debt financing expenses	$3,924	$4,358
Base management fees	2,399	2,414
Incentive fees, net of incentive fee waivers (1)	1,578	—
Professional fees	264	201
Administrative service fees	327	321
General and administrative expenses	304	284
Directors’ fees	35	38
Total expenses, net of incentive fee waivers	$8,831	$7,616

	Nine months ended September 30,
	2021	2020
Interest and other debt financing expenses	$12,219	$13,743
Base management fees	7,060	7,399
Incentive fees, net of incentive fee waivers (1)	1,771	—
Professional fees	730	738
Administrative service fees	1,020	973
General and administrative expenses	833	729
Directors’ fees	109	113
Total expenses, net of incentive fee waivers	$23,742	$23,695

_____________________________

(1)	During the three and nine months ended September 30, 2021, MC Advisors waived part one incentive fees (based on net investment income) of zero and $1,057, respectively, and incentive fees were not subject to the Incentive Fee Limitation. During the three and nine months ended September 30, 2020, no incentive fees were waived as incentive fees were fully limited by $1,129 and $5,012, respectively, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Interest expense - revolving credit facility	$1,209	$1,218
Interest expense - 2023 Notes	—	1,567
Interest expense - 2026 Notes	1,544	—
Interest expense - SBA debentures	632	991
Amortization of deferred financing costs	539	582
Total interest and other debt financing expenses	$3,924	$4,358
Average debt outstanding	$329,542	$350,992
Average stated interest rate	4.0%	4.3%

	Nine months ended September 30,
	2021	2020
Interest expense - revolving credit facility	$3,265	$4,504
Interest expense - 2023 Notes	837	4,701
Interest expense - 2026 Notes	4,220	—
Interest expense - SBA debentures	2,220	2,952
Amortization of deferred financing costs	1,677	1,586
Total interest and other debt financing expenses	$12,219	$13,743
Average debt outstanding	$332,028	$384,452
Average stated interest rate	4.2%	4.2%

The increase in expenses of $1.2 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, is primarily the result of an increase in incentive fees partially offset by a decrease in interest expense due to lower average debt outstanding (including our repayment of $58.1 million in SBA debentures during the nine months ended September 30, 2021). Additionally, the refinance of our 5.75% 2023 Notes with the 4.75% 2026 Notes during the three months ended March 31, 2021 contributed to the decline in interest expense.

Total expenses remained relatively flat during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Increases in incentive fees were offset by decreases in base management fees and interest expense, resulting primarily from lower average debt outstanding.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2021, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.3 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2020, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.3 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and nine months ended September 30, 2021, we recorded a net tax expense of $3 thousand on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2020, we recorded a net tax expense of zero and $2 thousand, respectively, on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended September 30, 2021 and 2020, we had sales or dispositions of investments resulting in ($9.4) million and ($10) thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2021 and 2020, we had sales or dispositions of investments resulting in ($8.7) million and $2.5 million of net realized gain (loss) on investments, respectively. During the three and nine months ended September 30, 2021, $10.3 million of the realized losses were attributable to the realization of the previously recorded unrealized loss on our investment in Worth. During the three and nine months ended September 30, 2020, $2.3 million of the net realized gains were attributable to our investment in Rockdale.

During the three and nine months ended September 30, 2021, we recognized net losses on extinguishment of debt of $0.3 million and $3.1 million, respectively, which were due to our $109.0 million repayment of the 2023 Notes on February 18, 2021 and repayment of the $28.1 million of SBA debentures on March 1, 2021 and $30.0 million of SBA debentures on September 1, 2021.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2021 and 2020, we had $20 thousand and ($15) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2021 and 2020, we had ($0.1) million and $3 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2021 and 2020, we had ($0.9) million and $3 thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2021 and 2020, we had ($0.9) million and ($13) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2021 and 2020, our investments had $10.1 million and $10.5 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended September 30, 2021, portfolio valuations remained relatively stable and the net change in unrealized gain (loss) was primarily comprised of the reversal of previously recognized unrealized losses on our investment in Worth as the loss on this investment was realized this period. The fair value of our portfolio investments may be further negatively impacted after September 30, 2021 by circumstances and events that are not yet known. We estimate that during the three months ended September 30, 2020, we recorded net unrealized gains of $6.3 million attributable to broad market movements and tightening of credit spreads, of which $2.0 million was attributable to our investment in the SLF, and $4.2 million in unrealized gains attributable to specific credit or fundamental performance of certain underlying portfolio companies.

For the nine months ended September 30, 2021 and 2020, our investments had $20.0 million and ($35.6) million of net change in unrealized gain (loss), respectively. Excluding the $10.3 million reversal of previously recognized unrealized losses on our investment in Worth as the loss on this investment was realized this period, we estimate approximately $6.7 million of the net unrealized gain on investments during the nine months ended September 30, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $4.7 million of these net unrealized gains were attributable to investments held in the portfolio directly, while approximately $2.0 million of these gains were attributable to our investment in SLF. Additionally, $3.0 million in net unrealized gain on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

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

For the three months ended September 30, 2021 and 2020, our foreign currency forward contracts had $0.5 million and ($0.1) million of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2021 and 2020, our foreign currency borrowings and cash denominated in foreign currencies had $0.9 million and ($0.9) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2021 and 2020, our foreign currency forward contracts had $1.0 million and $19 thousand of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2021 and 2020, our foreign currency borrowings and cash denominated in foreign currencies had $0.7 million and $0.5 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $7.2 million and $15.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $0.34 and $0.71, respectively.

For the nine months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $25.6 million and ($7.4) million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was $1.20 and ($0.36), respectively. The $33.0 million increase during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, is primarily the result of net unrealized mark-to-market gains on investments in the portfolio during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, where investments in the portfolio experienced significant net unrealized mark to mark-to-market losses, primarily as a result of market volatility and deterioration of fundamental performance on certain portfolio companies related to the COVID-19 pandemic.

Liquidity and Capital Resources

As of September 30, 2021, we had $7.0 million in cash, $8.0 million in cash at MRCC SBIC, $144.4 million of total debt outstanding on our revolving credit facility, $130.0 million in 2026 Notes and $56.9 million in outstanding SBA debentures. We had $110.6 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on aggregate borrowings outstanding was 190% and 200%, respectively.

Cash Flows

For the nine months ended September 30, 2021 and 2020, we experienced a net increase (decrease) in cash and restricted cash of ($16.4) million and ($6.1) million, respectively. For the nine months ended September 30, 2021 and 2020, operating activities provided $19.6 million and $86.6 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments, partially offset by purchases of portfolio investments. During the nine months ended September 30, 2021, we used $36.0 million in financing activities, primarily as a result of repayments on our 2023 Notes and SBA debentures and distributions to stockholders, partially offset by net proceeds from our 2026 Notes (net of deferred financing cost payments) and net borrowings on our revolving credit facility. During the nine months ended September 30, 2020, we used $92.7 million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by proceeds from shares issued under the at-the-market (“ATM”) securities offering program.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 16, 2021, our stockholders voted to allow us to sell or otherwise issue common stock at a price below NAV per share for a period of one year, subject to certain limitations. As of September 30, 2021 and December 31, 2020, we had 21,543,540 and 21,303,540 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the nine months ended September 30, 2021, we sold 240,000 shares at an average price of $11.43 per share for gross proceeds of $2.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $41 thousand and offering costs were $12 thousand, resulting in net proceeds of approximately $2.7 million. During the nine months ended September 30, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million.

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

As of September 30, 2021, we had U.S. dollar borrowings of $139.8 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million in U.S. dollars) under the revolving credit facility. As of December 31, 2020, we had U.S. dollar borrowings of $104.6 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.0 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $1.0 million and $0.7 million for the three and nine months ended September 30, 2021, and ($0.8) million and $0.5 million for the three and nine months ended September 30, 2020 respectively. During both the three and nine months ended September 30, 2021, we repaid borrowings denominated in Great Britain pounds of £12.7 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($0.9) million for both the three and nine months ended September 30, 2021. There were no repayments of foreign currency borrowings for the three and nine months ended September 30, 2020.

 Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.3% and 3.2%, respectively.

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

2026 Notes: On January 25, 2021, we closed a private offering of $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”). Aggregate underwriting commissions were $3.3 million and other issuance costs were $0.7 million, resulting in proceeds of approximately $126.0 million. The 2026 Notes mature on February 15, 2026 and may be redeemed in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.

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

On March 1, 2021, we repaid $28.1 million in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $0.5 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. On September 1, 2021, we repaid an additional $30.0 million in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $0.3 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. As of September 30, 2021, MRCC SBIC had $8.0 million in cash and $93.3 million in investments at fair value. As of December 31, 2020, MRCC SBIC had $25.7 million in cash and $131.2 million in investments at fair value.

As of September 30, 2021 and December 31, 2020, MRCC SBIC had $57.6 million in leverageable capital and the following SBA-guaranteed debentures outstanding:

Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
September 2024	3.4%	$2,920	$12,920
March 2025	3.3%	14,800	14,800
March 2025	2.9%	7,080	7,080
September 2025	3.6%	—	5,200
March 2027	3.5%	—	20,000
September 2027	3.2%	32,100	32,100
March 2028	3.9%	—	18,520
September 2028	4.2%	—	4,380
Total		$56,900	$115,000

We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The receipt of this exemption for this SBA debt increases flexibility under the asset coverage test.

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2021, totaled $5.4 million ($0.25 per share) and $16.1 million ($0.75 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2020, totaled $5.3 million ($0.25 per share) and $17.7 million ($0.85 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2021 and 2020, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both September 30, 2021 and December 31, 2020, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2021 and December 31, 2020, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both September 30, 2021 and December 31, 2020, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both September 30, 2021 and December 31, 2020, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and nine months ended September 30, 2021, we received $1.0 million and $3.3 million of dividend income from our LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2020, we received $1.1 million and $3.2 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), which as of September 30, 2021, allowed SLF SPV to borrow up to $170.0 million at any one time, subject to leverage and borrowing base restrictions. Borrowings under the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.25%. The maturity date on the SLF Credit Facility is March 22, 2023.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2021, SLF incurred $0.1 million and $0.2 million of allocable expenses, respectively. For the three and nine months ended September 30, 2020, SLF incurred $0.1 million and $0.2 million, respectively, of allocable expenses. There are no agreements or understandings by which we guarantee any SLF obligations.

As of September 30, 2021 and December 31, 2020, SLF had total assets at fair value of $196.6 million and $209.7 million, respectively. As of September 30, 2021 and December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million and $1.0 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2021 and December 31, 2020, SLF had $0.4 million and $0.8 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Senior secured loans (1)	196,230	214,389
Weighted average current interest rate on senior secured loans (2)	5.8%	5.8%
Number of borrowers in SLF	54	57
Largest portfolio company investment (1)	6,737	6,790
Total of five largest portfolio company investments (1)	28,118	27,064

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,751	$2,695
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,834	1,796
Trident Maritime SH, Inc.	L+5.50%	6.50%	2/26/2027	2,473	2,483
Trident Maritime SH, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	37
				7,323	7,011
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,713	1,723
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	254	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,957	1,957
				3,924	3,935
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (c)	L+6.00%	6.13%	1/30/2026	4,862	4,814
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	4,617	4,557
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	103	101
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,888	4,863
Minotaur Acquisition, Inc.(g)	L+4.75%	4.83%	3/27/2026	5,925	5,903
				20,395	20,238
Beverage, Food & Tobacco
CBC Restaurant Corp. (f)	n/a	5.00% PIK (e)	12/30/2022	1,116	1,054
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,628	3,628
				4,744	4,682
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,764	4,582
				4,764	4,582
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,187	1,172
				1,187	1,172
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,918	2,891
				2,918	2,891
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,723	1,664
				1,723	1,664
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.12%	9/26/2025	2,424	2,385
				2,424	2,385
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,279	4,058
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,925	2,925
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,300
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,225	2,983
				15,180	14,266
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.33%	7/30/2025	4,528	4,471
Offen, Inc.	L+5.00%	5.08%	6/22/2026	2,394	2,394
Offen, Inc.	L+5.00%	5.08%	6/22/2026	878	878
				7,800	7,743

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC (g)	L+4.50%	5.25%	11/23/2027	2,000	$2,004
LSCS Holdings, Inc.	L+4.25%	4.42%	3/17/2025	2,281	2,259
LSCS Holdings, Inc.	L+4.25%	4.42%	3/17/2025	589	583
Radiology Partners, Inc.	L+4.25%	4.33%	7/9/2025	4,760	4,762
Team RMS, LLC (g)	L+5.00%	6.00%	12/17/2027	3,000	3,000
				12,630	12,608
High Tech Industries
Corel Inc. (c)	L+5.00%	5.12%	7/2/2026	3,825	3,842
LW Buyer, LLC	L+5.00%	5.08%	12/30/2024	4,888	4,863
TGG TS Acquisition Company	L+6.50%	6.58%	12/12/2025	3,496	3,508
				12,209	12,213
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,176	4,134
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,303	2,003
Tait LLC	L+5.00%	5.14%	3/28/2025	4,136	3,732
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	725
				11,384	10,594
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,328
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.08%	5/21/2026	4,329	4,303
Monotype Imaging Holdings Inc.	L+5.50%	6.50%	10/9/2026	4,813	4,817
				13,648	13,448
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,737	6,675
STATS Intermediate Holdings, LLC	L+5.25%	5.37%	7/10/2026	4,913	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,440	4,418
				16,090	16,002
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,900	4,912
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,985	1,983
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	419	418
Eliassen Group LLC	L+4.25%	4.33%	11/5/2024	3,006	2,987
Engage2Excel, Inc.	L+7.25%	7.00% Cash/ 1.25% PIK	3/7/2023	4,319	4,330
Engage2Excel, Inc.	L+7.25%	7.00% Cash/ 1.25% PIK	3/7/2023	779	781
Engage2Excel, Inc. (Revolver) (d)	L+7.25%	7.00% Cash/ 1.25% PIK	3/7/2023	553	539
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,800	4,747
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,438	2,431
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,882	1,878
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	550	549
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,827	4,167
SIRVA Worldwide Inc.	L+5.50%	5.58%	8/4/2025	1,863	1,761
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,900	4,889
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,393	2,393
				39,614	38,765
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,783	1,784
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,673
Sandvine Corporation (g)	L+4.50%	4.58%	11/3/2025	2,000	1,999
				5,450	5,456
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,699	1,648
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,947	1,892
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,475
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,837	4,542
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,965	1,970
				11,288	10,987

TOTAL INVESTMENTS					$192,534

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L") or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2021, meaning that we have ceased accruing interest income on the position.
(f)	A portion of this loan (principal of $115) is held at the SLF, not at the SLF SPV, and is therefore not collateral to the SLF Credit Facility.
(g)	Investment position or portion thereof unsettled at September 30, 2021.

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

Below is certain summarized financial information for SLF as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value	$192,534	$205,695
Cash	78	351
Restricted cash	3,450	2,948
Interest receivable	520	629
Other assets	50	43
Total assets	$196,632	$209,666
Liabilities
Revolving credit facility	$104,564	$131,497
Less: Unamortized deferred financing costs	(1,173)	(969)
Total debt, less unamortized deferred financing costs	103,391	130,528
Payable for open trades	9,964	—
Interest payable	242	294
Accounts payable and accrued expenses	372	277
Total liabilities	113,969	131,099
Members’ capital	82,663	78,567
Total liabilities and members’ capital	$196,632	$209,666

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Investment income:
Interest income	$3,250	$3,726	$9,913	$11,990
Total investment income	3,250	3,726	9,913	11,990
Expenses:
Interest and other debt financing expenses	972	1,111	2,975	4,213
Professional fees	158	169	490	517
Total expenses	1,130	1,280	3,465	4,730
Net investment income (loss)	2,120	2,446	6,448	7,260
Net gain (loss):
Net realized gain (loss)	—	15	—	15
Net change in unrealized gain (loss)	(177)	3,677	4,247	(10,751)
Net gain (loss)	(177)	3,692	4,247	(10,736)
Net increase (decrease) in members’ capital	$1,943	$6,138	$10,695	$(3,476)

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $70.8 million and $52.3 million, respectively. As of both September 30, 2021 and December 31, 2020, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

As of September 30, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the three and nine months ended September 30, 2021 and 2020, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on our consolidated financial statements and disclosures. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$—	$(27)	$27
Up 100 basis points	353	881	(528)
Up 200 basis points	4,469	2,326	2,143
Up 300 basis points	8,808	3,770	5,038

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

We may also have exposure to foreign currencies (currently the Great Britain pound and Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2021, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million U.S. dollars) outstanding under the revolving credit facility. As of September 30, 2021, we had foreign currency forward contracts in place for £0.3 million and AUD 19.6 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended September 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of September 30, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of September 30, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after September 30, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

Date: November 2, 2021	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: November 2, 2021	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation