Form 10-K
period 2021-12-31
MONROE CAPITAL Corp
filed 2022-03-03
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $223.5 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2022, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million.

Small Business Investment Company Subsidiary

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. On April 13, 2016, MRCC SBIC was approved by the SBA for an additional $75.0 million in SBA debentures for a total of $115.0 million in available SBA debentures. During the year ended December 31, 2021, MRCC SBIC began to repay its SBA debentures and $56.9 million in SBA debentures remained outstanding as of December 31, 2021. On March 1, 2022, MRCC SBIC fully repaid its outstanding SBA debentures and notified the SBA of its intent to surrender its license to operate as a SBIC.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $561.7 million at December 31, 2021. Our portfolio at December 31, 2021 consists of 96 different portfolio companies and holdings include senior secured, junior secured and unitranche secured debt and equity investments. As of December 31, 2021, we have borrowed $151.0 million under our revolving credit facility, we have $130.0 million in aggregate principal amount of senior unsecured notes (“2026 Notes”) outstanding and we have drawn $56.9 million in SBA debentures to finance the purchase of our assets.

Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2021, our portfolio included approximately 75.4% senior secured loans, 9.2% unitranche secured loans, 2.6% junior secured loans and 12.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in real estate, specialty finance, litigation finance, fund finance, high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt securities that are non-investment grade.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Aaron D. Peck, provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Peck have developed a broad network of contacts within the investment community and average more than 30 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Peck have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions. From Monroe Capital’s formation in 2004 through December 31, 2021, Monroe Capital’s investment professionals invested in over 1,500 loans and related investments in an aggregate amount of over $25.0 billion.

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

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2021, Monroe Capital had approximately $12.7 billion in assets under management. Over its eighteen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 475 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2021, Monroe Capital’s investment professionals invested in over 1,500 loans and related investments in an aggregate amount of over $25.0 billion. The senior investment team of Monroe Capital averages more than 30 years of experience and has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2021, our investments in the Banking, Finance, Insurance & Real Estate and Services: Business industries represented approximately 17.6% and 12.7%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield on Investment Portfolio. We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to seven years and interest rates of 6% to 13%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 8% to 15%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR or SOFR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot provide assurance that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

Sound Portfolio Construction. We strive to exercise discipline in portfolio creation and management and to implement effective governance throughout our business. Monroe Capital and MC Advisors, which is comprised of substantially the same investment professionals who operate Monroe Capital, have been, and we believe will continue to be, conservative in the underwriting and structuring of covenant packages in order to enable early intervention in the event of weak financial performance by a portfolio company. We seek to pursue lending opportunities selectively and to maintain a diversified portfolio. We believe that exercising disciplined portfolio management through continued intensive account monitoring and timely and relevant management reporting allows us to mitigate risks in our debt investments. In addition, we have implemented rigorous governance processes through segregation of duties, documented policies and procedures and independent oversight and review of transactions, which we believe helps us to maintain a low level of non-performing loans. We believe that Monroe Capital’s proven process of thorough origination, conservative underwriting, due diligence and structuring, combined with careful account management and diversification, enabled it to protect investor capital, and we believe MC Advisors follows the same philosophy and processes in originating, structuring and managing our portfolio investments.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of over 150 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2021, Monroe Capital’s investment professionals invested in over 1,500 loans and related investments in an aggregate amount of over $25.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2021. Monroe Capital’s over 1,500 previously executed transactions, over 475 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

Senior Loan Fund. We have invested in SLF, which as of December 31, 2021, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $25.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2021, as well as the top ten industries in which we were invested as of December 31, 2021, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
HFZ Capital Group, LLC (1)	$29,152	5.2%
American Community Homes, Inc.	23,748	4.2
Security Services Acquisition Sub Corp.	17,536	3.1
Nearly Natural, Inc.	15,576	2.8
Express Wash Acquisition Company, LLC	15,511	2.8
Mammoth Holdings, LLC	13,370	2.4
Priority Ambulance, LLC	12,907	2.3
MCP Shaw Acquisitionco, LLC	12,839	2.3
Second Avenue SFR Holdings II LLC	11,854	2.1
Planful, Inc.	11,439	2.0
	$163,932	29.2%

(1)	Includes the associated investment in MC Asset Management (Corporate), LLC.

Industry	Fair Value of Investments	Percentage of Total Investments
Banking, Finance, Insurance & Real Estate	$99,091	17.6%
Services: Business	71,540	12.7
High Tech Industries	54,085	9.6
Healthcare & Pharmaceuticals	53,179	9.5
Services: Consumer	39,248	7.0
Media: Diversified & Production	24,220	4.3
Automotive	21,556	3.8
Beverage, Food & Tobacco	19,133	3.4
Environmental Industries	17,693	3.2
Media: Advertising, Printing & Publishing	16,794	3.0
	$416,539	74.1%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with seven offices in the United States and one in South Korea. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4 or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,759	0.3%
2	465,224	82.9
3	75,942	13.5
4	18,136	3.2
5	632	0.1
Total	$561,693	100.0%

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

We are subject to risks relating to our business and structure

•	We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.

•	There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.

•	Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.

•	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•	We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.

•	We operate in a highly competitive market for investment opportunities.

•	The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

•	The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.

•	Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

•	We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

•	Each of MC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•	We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

We are subject to risks relating to our investments

•	The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

•	Economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

•	The lack of liquidity in our investments may adversely affect our business.

•	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

•	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

•	Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.

•	We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

•	Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	We may be subject to risks associated with syndicated loans.

•	We may not realize gains from our equity investments.

 We are subject to risks relating to our securities

•	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.

•	If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

•	Investing in our common stock may involve an above-average degree of risk.

•	Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value.

•	The market price of our securities may fluctuate significantly.

•	The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

•	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2021, 2020 and 2019, we incurred $3.4 million, $3.3 million and $3.5 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.4 million, $1.3 million and $1.3 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on July 29, 2021, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2021, 2020 and 2019, we recorded $0.3 million, $0.4 million and $10 thousand on our consolidated statements of operations for U.S. federal excise taxes.

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

The SBIC license allowed our subsidiary, MRCC SBIC, to obtain leverage by issuing SBA debentures, subject to the issuance of a leverage commitment by the SBA and other customary procedures. On March 1, 2022, MRCC SBIC fully repaid its outstanding SBA debentures and notified the SBA of its intent to surrender its license to operate as a SBIC. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid semi-annually without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, had a superior claim to MRCC SBIC’s assets over our stockholders.

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

Prior to surrendering its license, MRCC SBIC was subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants and limitations on its ability to make distributions to us.

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

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2021, affiliates of MC Advisors manage other assets in 11 closed-end funds, two small business investment companies and 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages our wholly-owned SBIC subsidiary, MRCC SBIC, as the manager of MRCC SBIC’s general partner, a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

As a result of the COVID-19 pandemic, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of December 31, 2021 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of December 31, 2021 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after December 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in 11 closed-end funds, two small business investment companies and 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for the private BDC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed half of the value of our total assets). However, under the Small Business Credit Availability Act (the “SBCAA”), which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150% (i.e., the amount of debt may not exceed two-thirds of the value of our total assets), subject to the receipt of the requisite board or stockholder approvals under the SBCAA and satisfaction of certain other conditions.

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

As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 16, 2022. We may seek further stockholder approval to sell shares below net asset value in the future.

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

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-28.81%	-16.98%	-5.15%	6.69%	18.52%

(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)	Assumes $590.5 million in total assets, $341.0 million in debt outstanding, of which $281.0 million is senior securities outstanding, $249.5 million in net assets and an average cost of funds of 3.77%, which was the weighted average interest rate of borrowing on our revolving credit facility, SBA debentures and 2026 Notes as of December 31, 2021. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total portfolio assets of at least 2.17%.

The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2021, the majority of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc, and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings will continue publication on a changed methodology (i.e. “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

A committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.

To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

On March 1, 2022, MRCC SBIC fully repaid its outstanding SBA debentures and notified the SBA of its intent to surrender its license to operate as a SBIC. Effective with the surrender of its license MRCC SBIC is no longer subject to SBA regulations.

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

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Risks Relating to Our Investments

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies' operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

As of December 31, 2021, our investments in the Banking, Finance, Insurance & Real Estate and Services: Business industries represented approximately 17.6% and 12.7%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Our investments in the healthcare and pharmaceutical services industry sector are subject to extensive government regulation and certain other risks particular to that industry.

We invest in healthcare and pharmaceutical services companies. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry sector. As Health Insurance Reform Legislation is implemented, our portfolio companies in this industry sector may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.

To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2021, PIK interest and PIK dividends comprised approximately 15.5% and 2.2% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Risks Relating to the 2026 Notes

The 4.75% Notes due 2026 (the “2026 Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2026 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of December 31, 2021, we had $151.0 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including MRCC SBIC. As of December 31, 2021, our subsidiaries had total indebtedness outstanding of $56.9 million. Certain of these entities (excluding MRCC SBIC) currently serve as guarantors under our revolving credit facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.

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

As of December 31, 2021, we had approximately $151.0 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; Boston, Massachusetts; Naples, Florida; and Seoul, South Korea. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.

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

HOLDERS

As of March 2, 2022, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

PERFORMANCE GRAPH

The following graph compares the return on our common stock from December 31, 2016 to December 31, 2021 with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 31, 2016, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Price Range of Common Stock and Distributions

Our common stock began trading on The Nasdaq Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. Our common stock is now traded on the Nasdaq Global Select Market. Our common stock has historically traded both above and below net asset value (“NAV”).

The following table sets forth the high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV per share and the distributions declared by us since January 1, 2020:

		Closing Sales Price		Premium (Discount) of High Sales Price to	Premium (Discount) of Low Sales Price to	Declared
	NAV(1)	High	Low	NAV(2)	NAV(2)	Distributions(3)(4)
Year ending December 31, 2021
Fourth Quarter	$11.51	$11.82	$10.15	2.7%	(11.8)%	$0.25
Third Quarter	$11.45	$11.13	$10.14	(2.8)%	(11.4)%	$0.25
Second Quarter	$11.36	$11.50	$10.17	1.2%	(10.5)%	$0.25
First Quarter	$11.08	$10.15	$8.08	(8.4)%	(27.1)%	$0.25
Year ending December 31, 2020
Fourth Quarter	$11.00	$9.40	$6.45	(14.5)%	(41.4)%	$0.25
Third Quarter	$10.83	$7.61	$6.17	(29.7)%	(43.0)%	$0.25
Second Quarter	$10.37	$8.81	$6.01	(15.0)%	(42.0)%	$0.25
First Quarter	$10.04	$12.07	$4.90	20.2%	(51.2)%	$0.35

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated by taking the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.
(3)	Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”
(4)	Our management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. There was no return of capital for tax purposes for the years ended December 31, 2021 or 2020.

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

	December 31, 2021
Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)
Estimated annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	3.96	%(4)
Incentive fees payable under the Investment Advisory Agreement	1.39	%(5)
Interest payments on borrowed funds	6.22	%(6)
Other expenses (estimated)	1.49	%(7)
Acquired fund fees and expenses	0.88	%(8)
Total annual expense (estimated)	13.94	%(9)

(1)	In the event that the securities to which this prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.

(2)	The related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)	The expenses of the dividend reinvestment plan are included in “other expenses.” See “Dividend Reinvestment Plan.”

(4)	Our base management fee is calculated initially at an annual rate of 1.75% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to our exemptive relief with respect to MRCC SBIC’s SBA debentures. The “base management fee” percentage is calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. The base management fee in the table above assumes the base management fee remains consistent with fees incurred, gross of the base management fee waiver, if applicable, for the quarter ended December 31, 2021 of $2.5 million, based on average total assets (excluding cash) for the period of $568.4 million, as a percentage of our average net assets for the period of $248.1 million. See “Management and Other Agreements — Investment Advisory Agreement.”

(5)

Estimated assuming that annual incentive fees earned by MC Advisors remains consistent with the incentive fees earned, gross of the Incentive Fee Limitation due to the total return requirement and the incentive fee waivers, if applicable, for the quarter ended December 31, 2021 of $0.9 million, as a percentage of our average net assets of $248.1 million for the period. For information about our Incentive Fee Limitation and incentive fee waivers, see “Management and Other Agreements — Investment Advisory Agreement” and “Consolidated Statements of Operations” in our financial statements incorporated by reference into this prospectus.

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

See “Management and Other Agreements — Investment Advisory Agreement.”

(6)	We may borrow funds from time to time to make investments to the extent we determine that it is appropriate to do so. The costs associated with any outstanding borrowings are indirectly borne by our investors. The table assumes borrowings are consistent with the average borrowings for the quarter ended December 31, 2021 of $334.6 million, no preferred stock issued or outstanding and average net assets of $248.1 million. For the quarter ended December 31, 2021, we had interest expense of $3.9 million (including fees for unused portions of commitments and amortization of deferred financing costs). As of December 31, 2021, the weighted average interest rate of our revolving credit facility (excluding debt issuance costs) was 3.14%, the weighted average interest rate on our SBA-guaranteed debentures (excluding debt issuance costs) was 3.18% and the interest rate on our senior unsecured notes was 4.75%. Although we do not have any current plans to issue debt securities or preferred stock in the next twelve months, we may issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)	Includes our estimated overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by MC Management. The table above assumes “other expenses” remain consistent with the $0.9 million incurred during the quarter ended December 31, 2021 and average net assets for the period of $248.1 million.

(8)	Our stockholders indirectly bear the expenses of our investment in SLF. SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the quarter ended December 31, 2021, SLF incurred $52 thousand of allocable expenses. The table above assumes “acquired fund fees and expenses” remain consistent with the $0.5 million of expenses incurred for the quarter ended December 31, 2021 and average net assets for the period of $248.1 million. Future expenses for SLF may be substantially higher or lower because certain expenses may fluctuate over time.

(9)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. We calculate the “total annual expenses” percentage as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been purchased with borrowed amounts. The terms of our indebtedness may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings” incorporated by reference into this prospectus and in other documents incorporated by reference into this prospectus. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets for the quarter ended December 31, 2021, our “total annual expenses” would be 5.91% of average consolidated total assets for the period of $585.0 million. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%. We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities for the purposes of the asset coverage ratio. We have included our estimated leverage expenses (consistent with the assumptions in footnote (7)) in “total annual expenses.”

ITEM 6. [RESERVED]

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2021, our portfolio included approximately 75.4% senior secured loans, 9.2% unitranche secured loans, 2.6% junior secured loans and 12.8% equity securities, compared to December 31, 2020, when our portfolio included approximately 74.1% senior secured loans, 11.7% unitranche secured loans, 2.6% junior secured loans and 11.6% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

While our primary focus is to maximize current income and capital appreciation through debt investments in thinly traded or private U.S. companies, we may invest a portion of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in real estate, specialty finance, litigation finance, fund finance, high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle-market companies located outside of the United States. We expect that these public companies generally will have debt securities that are non-investment grade.

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

Portfolio and Investment Activity

During the year ended December 31, 2021, we invested $146.9 million in 32 new portfolio companies and $80.0 million in 33 existing portfolio companies and had $234.5 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $7.6 million for the year.

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

The following table shows portfolio yield by security type:

	December 31, 2021		December 31, 2020
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.5%	8.5%	8.1%	8.1%
Unitranche secured loans	5.1	5.4	6.3	6.5
Junior secured loans	10.1	10.1	7.6	7.6
Preferred equity securities	3.0	3.0	1.4	1.4
Total	7.9%	8.0%	7.7%	7.7%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 4.1% for junior secured loans and 7.5% in total as of December 31, 2020. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	December 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$423,700	75.4%	$405,224	74.1%
Unitranche secured loans	51,494	9.2	64,040	11.7
Junior secured loans	14,364	2.6	14,592	2.6
LLC equity interest in SLF	41,125	7.3	39,284	7.2
Equity securities	31,010	5.5	23,899	4.4
Total	$561,693	100.0%	$547,039	100.0%

Our portfolio composition remained relatively consistent with December 31, 2020. The increase in the effective yield on our portfolio included the benefit of reducing the number of investments on non-accrual status during the year ended December 31, 2021.

The following table shows our portfolio composition by industry (in thousands):

	December 31, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$7,972	1.4%	$—	—%
Automotive	21,556	3.8	9,637	1.8
Banking, Finance, Insurance & Real Estate	99,091	17.6	72,627	13.3
Beverage, Food & Tobacco	19,133	3.4	20,676	3.8
Capital Equipment	12,839	2.3	13,750	2.5
Chemicals, Plastics & Rubber	10,163	1.8	27,754	5.1
Construction & Building	16,636	3.0	16,809	3.0
Consumer Goods: Durable	9,734	1.7	18,893	3.4
Consumer Goods: Non-Durable	8,460	1.5	13,027	2.4
Containers, Packaging & Glass	—	—	4,997	0.9
Environmental Industries	17,693	3.2	13,168	2.4
Healthcare & Pharmaceuticals	53,179	9.5	37,815	6.9
High Tech Industries	54,085	9.6	81,417	14.9
Hotels, Gaming & Leisure	2,706	0.5	1,771	0.3
Investment Funds & Vehicles	41,125	7.3	39,284	7.2
Media: Advertising, Printing & Publishing	16,794	3.0	31,553	5.8
Media: Broadcasting & Subscription	2,477	0.5	2,227	0.4
Media: Diversified & Production	24,220	4.3	6,811	1.2
Retail	11,478	2.0	18,443	3.4
Services: Business	71,540	12.7	78,584	14.4
Services: Consumer	39,248	7.0	25,306	4.6
Telecommunications	5,988	1.1	1,100	0.2
Wholesale	15,576	2.8	11,390	2.1
Total	$561,693	100.0%	$547,039	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,759	0.3%
2	465,224	82.9
3	75,942	13.5
4	18,136	3.2
5	632	0.1
Total	$561,693	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2020 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,592	0.3%
2	428,554	78.4
3	92,001	16.8
4	19,844	3.6
5	5,048	0.9
Total	$547,039	100.0%

As of December 31, 2021, we had six borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC (“BLST”), Curion Holdings, LLC (“Curion”), Education Corporation of America (“ECA”), NECB Collections, LLC (“NECB”), Toojay’s Management, LLC (“Toojay’s OldCo”) and Vinci Brands LLC formerly Incipio, LLC (“Incipio”)), and these investments totaled $14.7 million in fair value, or 2.6% of our total investments at fair value. As of December 31, 2020, we had 12 borrowers with loans or preferred equity securities on non-accrual status (BLST, California Pizza Kitchen, Inc., Curion, ECA, Incipio last out term loan and third lien tranches, Luxury Optical Holdings Co. (“Luxury Optical”), NECB, Parterre Flooring & Surface Systems, LLC (“Parterre”), SHI Holdings, Inc. (“SHI”), The Worth Collection, Ltd. (“Worth”), Toojay’s OldCo and Valudor Products, LLC preferred equity), and these investments totaled $22.3 million in fair value, or 4.1% of our total investments at fair value.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2021	2020 (1)	2019
Total investment income	$53,830	$61,581	$68,193
Total expenses, net of fee waivers	31,380	30,823	39,142
Net investment income before income taxes	22,450	30,758	29,051
Income taxes, including excise taxes	282	370	17
Net investment income	22,168	30,388	29,034
Net realized gain (loss) on investments	(21,764)	2,551	(933)
Net realized gain (loss) on extinguishment of debt	(3,110)	—	—
Net realized gain (loss) on foreign currency forward contracts	(48)	(16)	12
Net realized gain (loss) on foreign currency and other transactions	(895)	(14)	(4)
Net realized gain (loss)	(25,817)	2,521	(925)
Net change in unrealized gain (loss) on investments	34,579	(30,559)	(8,002)
Net change in unrealized gain (loss) on foreign currency forward contracts	894	(54)	(75)
Net change in unrealized gain (loss) on foreign currency and other transactions	635	(650)	(818)
Net change in unrealized gain (loss)	36,108	(31,263)	(8,895)
Net increase (decrease) in net assets resulting from operations	$32,459	$1,646	$19,214

(1)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. Our share of the net proceeds from the award exceeded the contractual obligations due to us as a result of our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, we received $33.1 million as an initial payment of proceeds from the legal proceedings from the Estate, of which $19.5 million was recorded as a reduction in the cost basis of our investment in Rockdale Blackhawk, LLC (“Rockdale”), $3.9 million was recorded as the collection of previously accrued interest, $7.4 million was recorded as investment income for previously unaccrued interest and fees and $2.3 million was recorded as realized gains. Additionally, as an offset, we recorded net change in unrealized (loss) of ($8.2) million primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with our investment in Rockdale was $1.9 million during the year ended December 31, 2020. As of December 31, 2021, we have a remaining investment in Rockdale associated with residual proceeds currently expected from the Estate of $1.7 million.

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Interest income	$35,738	$42,640	$54,254
PIK interest income	8,320	8,776	5,538
Dividend income (1)	5,712	4,557	4,110
Fee income	1,267	3,222	1,926
Prepayment gain (loss)	1,691	1,133	883
Accretion of discounts and amortization of premium	1,102	1,253	1,482
Total investment income	$53,830	$61,581	$68,193

(1)	During the years ended December 31, 2021, 2020 and 2019, includes PIK dividends of $1,164, $157 and $54, respectively.

The decrease in investment income of $7.8 million during the year ended December 31, 2021 is primarily the result of the inclusion of $7.4 million of previously unrecorded interest and fee income associated with our investment in Rockdale during the year ended December 31, 2020. The decrease in investment income of $6.6 million during the year ended December 31, 2020 is primarily the result of declines in the effective rate on the portfolio driven by decreases in LIBOR, the placement of additional investments on non-accrual status and a decrease in average outstanding loan balances, partially offset by $7.4 million of interest and fee income associated with our investment in Rockdale that had not been recorded prior to the initial payment from the Estate.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Interest and other debt financing expenses	$16,074	$17,989	$20,268
Base management fees, net of base management fee waivers (1)	9,514	9,377	10,780
Incentive fees, net of incentive fee waivers (2)	2,206	—	4,429
Professional fees	1,013	1,023	1,209
Administrative service fees	1,357	1,300	1,309
General and administrative expenses	1,072	989	991
Directors’ fees	144	145	156
Total expenses, net of base management fee and incentive fee waivers	$31,380	$30,823	$39,142

(1)	Base management fees for the year ended December 31, 2021, 2020 and 2019 were $9,514, $9,807 and $10,780, respectively, and MC Advisors elected to voluntarily waive zero, $430 and zero, respectively, of these base management fees.
(2)	During the years ended December 31, 2021, 2020 and 2019, MC Advisors waived part one incentive fees (based on net investment income) of $1,484, $712 and $1,182, respectively. Incentive fees during the years ended December 31, 2021, 2020 and 2019 were limited by zero, $5,012 and $1,081 due to the Incentive Fee Limitation, respectively. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Interest expense – revolving credit facility	$4,593	$5,594	$8,710
Interest expense – 2023 Notes	837	6,270	5,756
Interest expense – 2026 Notes	5,763	—	—
Interest expense – SBA debentures	2,676	3,944	3,933
Amortization of deferred financing costs	2,205	2,181	1,869
Total interest and other debt financing expenses	$16,074	$17,989	$20,268
Average debt outstanding	332,034	370,904	397,503
Average stated interest rate	4.1%	4.2%	4.5%

The increase in expenses of $0.6 million during the year ended December 31, 2021 is primarily the result of an increase in incentive fees, partially offset by a decrease in interest expense due to lower average debt outstanding (including our repayment of $58.1 million in SBA debentures during the year ended December 31, 2021). Additionally, the refinance of our 5.75% 2023 Notes with the 4.75% 2026 Notes during the year ended December 31, 2021 contributed to the decline in interest expense. The decrease in expenses of $8.3 million during the year ended December 31, 2020 is primarily the result of a decrease in incentive fees due to a larger Incentive Fee Limitation during the year ended December 31, 2020, a decrease in interest expense on our revolving credit facility as a result of lower average debt outstanding and a reduction in LIBOR and a decline in management fees due to a decrease in average portfolio size. Additionally, MC Advisors voluntarily waived base management fees of $0.4 million during the year ended December 31, 2020.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2021, 2020 and 2019, we recorded a net expense on the consolidated statements of operations of $0.3 million, $0.4 million, and $10 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2021, 2020 and 2019, we recorded a net tax expense on the consolidated statements of operations of $4 thousand, $2 thousand and $7 thousand, respectively, for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2021, 2020 and 2019, we had sales or dispositions of investments of $19.3 million, $32.4 million and $1.7 million, respectively, resulting in ($21.8) million, $2.6 million and ($0.9) million of net realized gain (loss), respectively. During 2021, the realized losses were primarily attributable to the realization of the previously recorded unrealized loss on our investments in Worth, SHI, Parterre and Answers Finance, LLC, partially offset by the gain on the disposition of Luxury Optical. During 2020, $2.3 million of the net realized gain was attributable to our investment in Rockdale.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2021, 2020 and 2019, we had ($48) thousand, ($16) thousand and $12 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2021, 2020 and 2019, we had ($0.9) million, ($14) thousand and ($4) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2021, 2020 and 2019, our investments had $34.6 million, ($30.6) million and ($8.0) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the year and unrealized loss on investments in our portfolio with mark-to-market losses during the year. The net change in unrealized gains during the year ended December 31, 2021 was primarily attributable to the realization of previously recorded unrealized losses upon the disposition of certain assets during the year. Excluding the $26.5 million reversal of previously recognized unrealized losses on our investments due to realizations during the year, we estimate approximately $9.7 million of the net unrealized gain on investments during the year ended December 31, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $7.9 million of these net unrealized gains were attributable to investments held in the portfolio directly, while approximately $1.8 million of these gains were attributable to our investment in SLF. This was partially offset by ($1.6) million in net unrealized losses on investments attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

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

For the years ended December 31, 2021, 2020 and 2019, our foreign currency forward contracts had $0.9 million, ($54) thousand, and ($75) thousand of net change in unrealized gain (loss), respectively. For the years ended December 31, 2021, 2020 and 2019, our foreign currency borrowings had $0.6 million, ($0.7) million and ($0.8) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2021, 2020 and 2019, the net increase (decrease) in net assets from operations was $32.5 million, $1.6 million and $19.2 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2021, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $1.51, $0.08 and $0.94, respectively. The $30.8 million increase during the year ended December 31, 2021, is primarily the result of net unrealized mark-to-market gains on investments in the portfolio during the year ended December 31, 2021, as compared to the year ended December 31, 2020, where investments in the portfolio experienced significant net unrealized mark to mark-to-market losses, primarily as a result of market volatility and deterioration of fundamental performance on certain portfolio companies related to the COVID-19 pandemic.

The $17.6 million decrease during the year ended December 31, 2020, is primarily the result of a comparative increase in net mark-to-market losses on investments in the portfolio, partially offset by an increase in net investment income.

Liquidity and Capital Resources

As of December 31, 2021, we had $2.6 million in cash, $15.5 million in cash at MRCC SBIC, $151.0 million of total debt outstanding on our revolving credit facility, $130.0 million in 2026 Notes and $56.9 million in outstanding SBA debentures. We had $104.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. As of December 31, 2021 and December 31, 2020, our asset coverage ratio based on aggregate borrowings outstanding was 189% and 200%, respectively.

Cash Flows

For the year ended December 31, 2021, we experienced a net increase (decrease) in cash and restricted cash of ($14.3) million. During the same period operating activities provided $20.0 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $34.3 million in financing activities, primarily as a result of repayments on our 2023 Notes and SBA debentures and distributions to stockholders, partially offset by net proceeds from our 2026 Notes (net of deferred financing cost payments), net borrowings on our revolving credit facility and proceeds from shares issued under the at-the market (“ATM”) securities offering program.

For the year ended December 31, 2020, we experienced a net increase (decrease) in cash and restricted cash of $2.8 million. During the same period operating activities provided $74.9 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $72.1 million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by proceeds from shares issued under the ATM securities offering program.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 16, 2021, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of December 31, 2021 and 2020, we had 21,666,340 and 21,303,540 shares outstanding, respectively.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into ATM equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) and (the “ATM Program”) through which we can sell, by means of ATM offerings from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances during the year ended December 31, 2019. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million.

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

As of December 31, 2021, we had U.S. dollar borrowings of $146.4 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million in U.S. dollars) under the revolving credit facility. As of December 31, 2020, we had U.S. dollar borrowings of $104.6 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £16.1 million ($22.0 million in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond our control and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.7 million, ($0.7) million and ($0.8) million for the years ended December 31, 2021, 2020 and 2019, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of December 31, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.1% and 3.2%, respectively.

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

The SBIC license allowed MRCC SBIC to obtain leverage by issuing SBA debentures. On March 1, 2022, MRCC SBIC fully repaid its outstanding SBA debentures and notified the SBA of its intent to surrender its license to operate as a SBIC. See Recent Developments for additional information. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid on a semi-annual basis without penalty. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, had a superior claim to MRCC SBIC’s assets over our stockholders.

During the year ended December 31, 2021, we repaid $58.1 million in aggregate amount of SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $0.8 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. As of December 31, 2021, MRCC SBIC had $15.5 million in cash and $87.2 million in investments at fair value. As of December 31, 2020, MRCC SBIC had $25.7 million in cash and $131.2 million in investments at fair value.

As of both December 31, 2021 and 2020, MRCC SBIC had $57.6 million in leverageable capital and the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
September 2024	3.4%	$2,920	$12,920
March 2025	3.3%	14,800	14,800
March 2025	2.9%	7,080	7,080
September 2025	3.6%	—	5,200
March 2027	3.5%	—	20,000
September 2027	3.2%	32,100	32,100
March 2028	3.9%	—	18,520
September 2028	4.2%	—	4,380
Total		$56,900	$115,000

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the years ended December 31, 2021, 2020 and 2019 totaled $21.5 million ($1.00 per share), $23.1 million ($1.10 per share) and $28.6 million ($1.40 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both December 31, 2021 and 2020, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2021 and 2020, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both December 31, 2021 and 2020, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both December 31, 2021 and 2020, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the years ended December 31, 2021, 2020 and 2019, we received $4.3 million, $4.4 million and $4.0 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), The SLF Credit Facility originally allowed SLF SPV to borrow up to $170.0 million, subject to leverage and borrowing base restrictions and borrowings on the SLF Credit Facility bore interest at an annual rate of LIBOR (three-month) plus 2.25%. On November 23, 2021, the SLF Credit Facility was amended to, among other things, extend the maturity date to November 23, 2031, allow SLF SPV to borrow up to $175.0 million at any one time, subject to leverage and borrowing base restrictions, and decrease the interest rate on the borrowings under the SLF Credit Facility to an annual rate of LIBOR (three-month) plus 2.10%.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2021, 2020 and 2019, SLF incurred $0.2 million, $0.2 million, and $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of December 31, 2021 and 2020, SLF had total assets at fair value of $194.6 million and $209.7 million, respectively. As of December 31, 2021 and December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million and $1.0 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2021 and 2020, SLF had $2.1 million and $0.8 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020
Senior secured loans (1)	193,062	214,389
Weighted average current interest rate on senior secured loans (2)	5.9%	5.8%
Number of portfolio company investments in SLF	57	57
Largest portfolio company investment (1)	6,720	6,790
Total of five largest portfolio company investments (1)	27,074	27,064

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+5.50%	6.50%	2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	—
				7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	253	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,952	1,951
				5,888	5,360
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	5.97%	1/30/2026	4,850	4,824
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	66	65
Keystone Purchaser, LLC (e)	L+6.25%	7.25%	5/7/2027	3,000	2,947
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,875	4,814
Minotaur Acquisition, Inc. (e)	L+4.75%	4.85%	3/27/2026	4,912	4,894
				20,651	20,476
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,619	3,619
				4,735	4,691
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+5.75%	6.50%	12/8/2028	3,000	2,970
				7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,178	1,169
				1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,910	2,838
				2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,711	1,590
Runner Buyer Inc. (e)	L+5.50%	6.25%	10/23/2028	3,000	2,970
				4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.18%	9/26/2025	2,418	2,284
				2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,918	2,917
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,217	2,976
				15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.35%	7/30/2025	4,516	4,471
Offen, Inc.	L+5.00%	5.10%	6/22/2026	2,388	2,387
Offen, Inc.	L+5.00%	5.10%	6/22/2026	876	876
				7,780	7,734
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+4.00%	4.51%	11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+4.50%	5.00%	12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+4.25%	4.35%	7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+5.00%	6.00%	12/17/2027	2,992	2,985
				11,593	11,531
High Tech Industries
Corel Inc. (c)	L+5.00%	5.18%	7/2/2026	3,800	3,797
LW Buyer, LLC	L+5.00%	5.14%	12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+6.50%	6.60%	12/12/2025	3,435	3,446
				12,110	12,106
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,165	4,155
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,297	2,037
Tait LLC	L+5.00%	5.14%	3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	728
				11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+5.25%	5.41%	7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	3,866	3,871
				15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,888	4,900
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,980	1,901
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	418	401
Eliassen Group LLC	L+4.25%	4.35%	11/5/2024	3,956	3,956
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,326	4,329
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	781	781
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	549	548
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+4.75%	5.50%	12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+4.75%	5.50%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.60%	8/4/2025	1,850	1,683
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,387	2,387
				37,681	36,471
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,222	2,214
				5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,669
Sandvine Corporation	L+4.50%	4.60%	10/31/2025	2,000	1,999
				5,445	5,438
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,695	1,644
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,824	4,547
				9,310	9,016

TOTAL INVESTMENTS					$189,109

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF") or Prime ("P") which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that we have ceased accruing interest income on the position.

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

Below is certain summarized financial information for SLF as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value	$189,109	$205,695
Cash	40	351
Restricted cash	4,862	2,948
Interest receivable	600	629
Other assets	12	43
Total assets	194,623	209,666
Liabilities
Revolving credit facility	94,765	131,497
Less: Unamortized deferred financing costs	(2,319)	(969)
Total debt, less unamortized deferred financing costs	92,446	130,528
Payable for open trades	19,367	—
Interest payable	242	294
Accounts payable and accrued expenses	318	277
Total liabilities	112,373	131,099
Members’ capital	82,250	78,567
Total liabilities and members’ capital	$194,623	$209,666

	For the years ended December 31,
	2021	2020	2019
Investment income:
Interest income	$13,164	$15,578	$16,294
Total investment income	13,164	15,578	16,294
Expenses:
Interest and other debt financing expenses	3,918	5,227	7,056
Professional fees	647	666	718
Total expenses	4,565	5,893	7,774
Net investment income	8,599	9,685	8,520
Net gain (loss):
Net realized gain (loss)	—	(1,713)	7
Net change in unrealized gain (loss)	3,734	(5,429)	(781)
Net gain (loss)	3,734	(7,142)	(774)
Net increase (decrease) in members’ capital	$12,333	$2,543	$7,746

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table shows our significant contractual payment obligations for repayment as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$151,045	$—	$151,045	$—	$—
2026 Notes	130,000	—	—	130,000	—
SBA debentures payable	56,900	—	2,920	21,880	32,100
Unfunded commitments (1)	55,483	55,483	—	—	—
Total contractual obligations	$393,428	$55,483	$153,965	$151,880	$32,100

(1)	Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2021. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2021.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2021 and 2020, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $55.5 million and $52.3 million, respectively. As of both December 31, 2021 and 2020, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Senior Securities

Information about our senior securities is shown in the following table as of December 31, 2021 and for the years indicated in the table (dollars in thousands). This annual information has been derived from our audited consolidated financial statements for each respective period, which have been audited by RSM US LLP, our independent registered public accounting firm. RSM US LLP’s report on the senior securities table as of December 31, 2021 is attached as an exhibit 99.1 of this report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Asset Market Value per Unit(4)
Revolving Credit Facility
December 31, 2021	$151,045	$1,888	—	N/A
December 31, 2020	126,559	1,995	—	N/A
December 31, 2019	180,294	1,862	—	N/A
December 31, 2018	136,026	2,262	—	N/A
December 31, 2017	117,092	3,380	—	N/A
December 31, 2016	129,000	2,848	—	N/A
December 31, 2015	123,700	2,462	—	N/A
December 31, 2014	82,300	2,547	—	N/A
December 31, 2013	76,000	2,644	—	N/A
December 31, 2012	55,000	2,521	—	N/A

5.75% Notes due 2023
December 31, 2020	$109,000	$1,995	—	$940	(5)
December 31, 2019	109,000	1,862	—	1,005	(5)
December 31, 2018	69,000	2,262	—	986	(5)

4.75% Notes due 2026
December 31, 2021	$130,000	$1,888	—	N/A

Secured Borrowings(6)
December 31, 2016(7)	$1,320	$2,848	—	N/A
December 31, 2015(8)	2,535	2,462	—	N/A
December 31, 2014(9)	4,134	2,547	—	N/A
December 31, 2013(10)	7,997	2,644	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit (including for the 5.75% Notes due 2023 and 4.75% Notes due 2026, which were issued in $25 and $2,000 increments, respectively). On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our asset coverage test under the 1940 Act.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)	Not applicable, except for with respect to the 5.75% Notes due 2023, as the other senior securities are not registered for public trading.
(5)	The average market value for the 5.75% Notes due 2023 is calculated as the average daily closing prices of such notes on the Nasdaq Global Select Market for the years ended December 31, 2020, 2019 and 2018, as applicable, divided by the par value per unit of such notes. This average market value is multiplied by $1,000 to determine the Average Market Value per Unit.
(6)	Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. Amounts presented in this table represent the par amount outstanding.
(7)	The secured borrowings have a weighted average stated interest rate of 6.26%, a weighted average years to maturity of 1.0 year and a fair value as of December 31, 2016 of $1,314.
(8)	The secured borrowings have a weighted average stated interest rate of 5.75%, a weighted average years to maturity of 2.0 years and a fair value as of December 31, 2015 of $2,476.
(9)	The secured borrowings have a weighted average stated interest rate of 5.45%, a weighted average years to maturity of 3.0 years and a fair value as of December 31, 2014 of $4,008.
(10)	The secured borrowings have a weighted average stated interest rate of 4.33%, a weighted average years to maturity of 4.0 years and a fair value as of December 31, 2013 of $7,943.

Market Trends

We have identified the following general trends that may affect our business:

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

Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues including changes in bank regulations for middle-market banks has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Sizable recent capital raises in the private debt marketplace have created significantly increased competition over the last few years, reducing available pricing and creating less favorable capital structures; however, we believe that current market conditions for our target market may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment following the COVID-19 outbreak that began in late 2019 and early 2020, and that these investments have historically generated considerable yield premia with more favorable capital structures for lenders when compared to the market for large corporate loans.(1) On the other hand, we believe that the increased competition for direct lending to middle market businesses could result in less favorable pricing terms for our potential investments. If pricing, terms and structures weaken, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1)	Standard & Poor’s “LCD Middle Market Review Q4 2021 – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in the fourth quarter of 2005.

Recent Developments

On March 1, 2022, we repaid all $56.9 million of our remaining SBA debentures utilizing a borrowing on the revolving credit facility and the restricted cash at MRCC SBIC. Additionally, MRCC SBIC notified the SBA of its intent to surrender its license to operate as a SBIC.

On March 2, 2022, our Board declared a quarterly distribution of $0.25 per share payable on March 31, 2022 to holders of record on March 16, 2022.

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

As of December 31, 2021, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact of COVID-19 on our results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19 including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

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

During the years ended December 31, 2021, 2020 and 2019, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.

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

The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR or SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our SBA debentures and the 2026 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions. See “Risk Factors – Risks Relating to Our Business and Structure – The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes” for more information regarding risks associated with our portfolio loans and borrowings that utilize LIBOR as a reference rate.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$—	$(3)	$3
Up 100 basis points	440	917	(477)
Up 200 basis points	4,610	2,427	2,183
Up 300 basis points	8,993	3,938	5,055

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

We may also have exposure to foreign currencies (currently the Great Britain pound and Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2021, we have non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million U.S. dollars) outstanding under the revolving credit facility. As of December 31, 2021, we had foreign currency forward contracts in place for £0.2 million and AUD 19.1 million associated with future principal and interest payments on certain investments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs

The fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy was $519,527 thousand as of December 31, 2021. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures its Level 3 investments at fair value using significant unobservable inputs.

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

The procedures we performed to address this critical audit matter include the following, among others:

•	We evaluated the appropriateness of valuation techniques used for a sample of Level 3 investments and tested certain related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end. We involved valuation specialists with specialized skills and knowledge who assisted in evaluating the Company’s valuation techniques compared to those of a market participant, using market information to develop a range of market yield, financial performance measures, and discount rate assumptions and comparing them to the assumptions used by the Company.

•	For certain investments, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.

•	We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ RSM US LLP

We have served as the Company's auditor since 2011.

Chicago, Illinois

March 2, 2022

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$430,287	$398,040
Non-controlled affiliate company investments	90,281	109,715
Controlled affiliate company investments	41,125	39,284
Total investments, at fair value (amortized cost of: $576,178 and $596,103, respectively)	561,693	547,039
Cash	2,622	6,769
Restricted cash	15,459	25,657
Unrealized gain on foreign currency forward contracts	781	—
Interest receivable	9,476	4,606
Other assets	427	1,052
Total assets	590,458	585,123

LIABILITIES
Debt:
Revolving credit facility	151,045	126,559
2023 Notes	—	109,000
2026 Notes	130,000	—
SBA debentures payable	56,900	115,000
Total debt	337,945	350,559
Less: Unamortized deferred financing costs	(5,794)	(7,052)
Total debt, less unamortized deferred financing costs	332,151	343,507
Interest payable	3,304	2,764
Unrealized loss on foreign currency forward contracts	—	113
Management fees payable	2,454	1,978
Incentive fees payable	435	—
Accounts payable and accrued expenses	2,643	2,327
Total liabilities	340,987	350,689
Net assets	$249,471	$234,434

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,304 shares issued and outstanding, respectively	$22	$21
Capital in excess of par value	298,687	294,897
Accumulated undistributed (overdistributed) earnings	(49,238)	(60,484)
Total net assets	$249,471	$234,434

Net asset value per share	$11.51	$11.00

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$33,381	$42,928	$54,388
Payment-in-kind interest income	1,836	3,928	544
Dividend income	400	10	65
Fee income	1,231	3,222	1,926
Total investment income from non-controlled/non-affiliate company investments	36,848	50,088	56,923
Non-controlled affiliate company investments:
Interest income	5,150	2,098	2,231
Payment-in-kind interest income	6,484	4,848	4,994
Dividend income	987	147	—
Fee income	36	—	—
Total investment income from non-controlled affiliate company investments	12,657	7,093	7,225
Controlled affiliate company investments:
Dividend income	4,325	4,400	4,045
Total investment income from controlled affiliate company investments	4,325	4,400	4,045
Total investment income	53,830	61,581	68,193

Operating expenses:
Interest and other debt financing expenses	16,074	17,989	20,268
Base management fees	9,514	9,807	10,780
Incentive fees	3,690	712	5,611
Professional fees	1,013	1,023	1,209
Administrative service fees	1,357	1,300	1,309
General and administrative expenses	1,072	989	991
Directors' fees	144	145	156
Expenses before base management fee and incentive fee waivers	32,864	31,965	40,324
Base management fee waivers	—	(430)	—
Incentive fee waivers	(1,484)	(712)	(1,182)
Total expenses, net of base management fee and incentive fee waivers	31,380	30,823	39,142
Net investment income before income taxes	22,450	30,758	29,051
Income taxes, including excise taxes	282	370	17
Net investment income	22,168	30,388	29,034

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(16,127)	2,551	34
Non-controlled affiliate company investments	(5,637)	—	(967)
Extinguishment of debt	(3,110)	—	—
Foreign currency forward contracts	(48)	(16)	12
Foreign currency and other transactions	(895)	(14)	(4)
Net realized gain (loss)	(25,817)	2,521	(925)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	27,788	(20,397)	859
Non-controlled affiliate company investments	4,950	(7,034)	(8,689)
Controlled affiliate company investments	1,841	(3,128)	(172)
Foreign currency forward contracts	894	(54)	(75)
Foreign currency and other transactions	635	(650)	(818)
Net change in unrealized gain (loss)	36,108	(31,263)	(8,895)

Net gain (loss)	10,291	(28,742)	(9,820)

Net increase (decrease) in net assets resulting from operations	$32,459	$1,646	$19,214

Per common share data:
Net investment income per share - basic and diluted	$1.03	$1.45	$1.42
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.51	$0.08	$0.94
Weighted average common shares outstanding - basic and diluted	21,453	20,924	20,445

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
Balances at December 31, 2018	20,445	$20	$288,911	$(30,164)	$258,767
Net investment income	—	—	—	29,034	29,034
Net realized gain (loss)	—	—	—	(925)	(925)
Net change in unrealized gain (loss)	—	—	—	(8,895)	(8,895)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(28,624)	(28,624)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(61)	61	—
Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357

Net investment income	—	$—	$—	$30,388	$30,388
Net realized gain (loss)	—	—	—	2,521	2,521
Net change in unrealized gain (loss)	—	—	—	(31,263)	(31,263)
Issuance of common stock, net of offering and underwriting costs	859	1	6,494	—	6,495
Distributions to stockholders	—	—	—	(23,064)	(23,064)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(447)	447	—
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434

Net investment income	—	$—	$—	$22,168	$22,168
Net realized gain (loss)	—	—	—	(25,817)	(25,817)
Net change in unrealized gain (loss)	—	—	—	36,108	36,108
Issuance of common stock, net of offering and underwriting costs	362	1	4,091	—	4,092
Distributions to stockholders	—	—	—	(21,514)	(21,514)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(301)	301	—
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,459	$1,646	$19,214
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	21,764	(2,551)	933
Net realized (gain) loss on extinguishment of debt	3,110	—	—
Net realized (gain) loss on foreign currency forward contracts	48	16	(12)
Net realized (gain) loss on foreign currency and other transactions	895	14	4
Net change in unrealized (gain) loss on investments	(34,579)	30,559	8,002
Net change in unrealized (gain) loss on foreign currency forward contracts	(894)	54	75
Net change in unrealized (gain) loss on foreign currency and other transactions	(635)	650	818
Payment-in-kind interest income	(8,320)	(8,776)	(5,538)
Net accretion of discounts and amortization of premiums	(1,102)	(1,253)	(1,482)
Purchases of investments	(226,863)	(143,358)	(230,605)
Proceeds from principal payments, sales of investments and settlement of forward contracts	234,398	194,555	166,092
Amortization of deferred financing costs	2,205	2,181	1,869
Changes in operating assets and liabilities:
Interest receivable	(4,870)	4,083	(915)
Other assets	625	(557)	197
Interest payable	540	1	213
Management fees payable	476	(773)	433
Incentive fees payable	435	(1,374)	1,374
Accounts payable and accrued expenses	316	(186)	83
Net cash provided by (used in) operating activities	20,008	74,931	(39,245)

Cash flows from financing activities:
Borrowings on revolving credit facility	309,300	96,200	334,997
Repayments of revolving credit facility	(285,020)	(150,600)	(291,550)
Proceeds from 2023 Notes	—	—	40,000
Repayment of 2023 Notes	(109,000)	—	—
Proceeds from 2026 Notes	130,000	—	—
Repayment of SBA debentures	(58,100)	—	—
Payments of deferred financing costs	(4,057)	(1,180)	(3,660)
Proceeds from shares sold, net of offering and underwriting costs	4,092	6,495	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0, $0 and $0, respectively	(21,514)	(23,064)	(28,624)
Net cash provided by (used in) financing activities	(34,299)	(72,149)	51,163

Net increase (decrease) in Cash and Restricted cash	(14,291)	2,782	11,918
Effect of foreign currency exchange rates	(54)	1	(1)
Cash and Restricted cash, beginning of year	32,426	29,643	17,726
Cash and Restricted cash, end of year	$18,081	$32,426	$29,643

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$13,221	$15,721	$18,130
Cash paid (refund received) for income taxes, including excise taxes during the year	$400	$85	$(13)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash	$2,622	$6,769	$2,234
Restricted cash	15,459	25,657	27,409
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$18,081	$32,426	$29,643

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+6.00%	7.00%	4/1/2021	4/1/2027	3,483	$3,419	$3,544	1.4%
Born To Run, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	4/1/2021	4/1/2027	569	33	34	0.0%
Hastings Manufacturing Company	L+7.25%	8.25%	4/24/2018	4/24/2023	2,524	2,508	2,524	1.0%
Lifted Trucks Holdings, LLC	L+5.75%	6.75%	8/2/2021	8/2/2027	7,000	6,866	6,979	2.8%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,667	444	443	0.2%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	12/18/2018	12/18/2023	4,850	4,812	4,850	1.9%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	7/6/2020	12/18/2023	1,908	1,885	1,938	0.8%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	8/4/2021	12/18/2023	829	815	842	0.4%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.50%	12/18/2018	12/18/2023	500	—	—	0.0%
					24,730	20,782	21,154	8.5%
Banking, Finance, Insurance & Real Estate
Florida East Coast Industries, LLC (h)	n/a	10.50%	8/9/2021	6/28/2024	3,572	3,477	3,571	1.4%
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%	12/24/2020	12/24/2026	2,710	677	677	0.3%
Liftforward SPV II, LLC (h)	L+10.75%	11.25%	11/10/2016	9/30/2022	744	744	713	0.3%
MV Realty Holdings, LLC (Delayed Draw) (f) (g) (h)	L+9.75%	11.25%	7/29/2021	7/29/2026	8,000	971	1,289	0.5%
NCBP Property, LLC (h)	L+9.50%	10.50%	12/18/2020	12/16/2022	1,950	1,940	1,955	0.8%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	10.75%	6/29/2021	6/29/2026	3,288	3,400	3,288	1.3%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	11.50%	2/25/2021	2/25/2026	7,805	8,460	7,805	3.1%
StarCompliance MidCo, LLC	L+6.75%	7.75%	1/12/2021	1/11/2027	2,000	1,965	2,000	0.8%
StarCompliance MidCo, LLC	L+6.75%	7.75%	10/12/2021	1/11/2027	336	329	336	0.1%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	322	—	—	0.0%
W3 Monroe RE Debt LLC (h)	n/a	10.00% PIK	2/5/2021	2/4/2028	2,906	2,906	2,906	1.2%
					33,633	24,869	24,540	9.8%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	1,496	1,468	1,496	0.6%
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	1,432	1,432	1,432	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	238	119	119	0.0%
LX/JT Intermediate Holdings, Inc. (k)	L+6.00%	7.50%	3/11/2020	3/11/2025	9,375	9,246	9,239	3.7%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	833	—	—	0.0%
Toojay's Management LLC (l)	n/a	n/a (m)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay's Management LLC (l)	n/a	n/a (m)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay's Management LLC (Revolver) (l)	n/a	n/a (m)	10/26/2018	10/26/2022	66	66	—	0.0%
					15,431	13,937	12,286	4.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Capital Equipment
MCP Shaw Acquisitionco, LLC (k)	SF+6.50%	7.50%	2/28/2020	11/28/2025	9,733	$9,595	$9,699	3.9%
MCP Shaw Acquisitionco, LLC	SF+6.50%	7.50%	12/29/2021	11/28/2025	3,002	2,942	2,992	1.2%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (f) (g)	SF+6.50%	7.50%	12/29/2021	11/28/2025	983	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	SF+6.50%	7.50%	2/28/2020	11/28/2025	1,784	—	—	0.0%
					15,502	12,537	12,691	5.1%
Chemicals, Plastics & Rubber
Valudor Products LLC	L+7.50%	7.00% Cash/ 1.50% PIK	6/18/2018	6/19/2023	1,585	1,574	1,871	0.7%
Valudor Products LLC	L+7.50%	8.50%	12/22/2021	6/19/2023	548	548	1,469	0.6%
Valudor Products LLC (n)	L+7.50%	8.50% PIK	6/18/2018	6/19/2023	237	234	230	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	10.50%	6/18/2018	6/19/2023	1,095	480	479	0.2%
					3,465	2,836	4,049	1.6%
Construction & Building
Dude Solutions Holdings, Inc.	L+6.25%	7.25%	6/14/2019	6/13/2025	9,900	9,755	9,870	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+6.25%	7.25%	6/14/2019	6/13/2025	1,304	—	—	0.0%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026	2,040	2,008	2,040	0.8%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026	2,491	2,491	2,491	1.0%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	12/17/2021	4/17/2026	2,235	2,196	2,235	0.9%
					17,970	16,450	16,636	6.7%
Consumer Goods: Durable
Independence Buyer, Inc.	L+5.75%	6.75%	8/3/2021	8/3/2026	6,000	5,887	6,000	2.4%
Independence Buyer, Inc. (Revolver) (f)	L+5.75%	6.75%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L+6.75%	7.75%	8/4/2021	8/4/2026	3,491	3,426	3,491	1.4%
Recycled Plastics Industries, LLC (Revolver) (f)	L+6.75%	7.75%	8/4/2021	8/4/2026	473	142	142	0.1%
					11,387	9,455	9,633	3.9%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	L+6.50%	7.50%	5/14/2021	4/3/2026	993	983	997	0.4%
The Kyjen Company, LLC (Revolver) (f)	L+6.50%	7.50%	5/14/2021	4/3/2026	105	43	43	0.0%
Thrasio, LLC	L+7.00%	8.00%	12/18/2020	12/18/2026	2,470	2,438	2,470	1.0%
					3,568	3,464	3,510	1.4%
Environmental Industries
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025	990	924	989	0.4%
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025	1,087	1,087	1,086	0.4%
Quest Resource Management Group, LLC	L+6.50%	7.50%	12/7/2021	10/20/2025	3,856	3,779	3,853	1.6%
Quest Resource Management Group, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	12/7/2021	10/20/2025	1,778	—	—	0.0%
StormTrap, LLC	L+5.50%	6.50%	12/10/2018	12/8/2023	7,170	7,114	7,170	2.9%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%	12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (k)	L+6.00%	7.00%	4/29/2016	9/29/2023	2,853	2,846	2,853	1.1%
Synergy Environmental Corporation (k)	L+6.00%	7.00%	4/29/2016	9/29/2023	477	476	477	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%	4/29/2016	9/29/2023	810	810	810	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	7.00%	4/29/2016	9/29/2023	671	—	—	0.0%
					20,124	17,036	17,238	6.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		3,632	$3,597	$3,462	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		955	955	910	0.4%
Brickell Bay Acquisition Corp.	L+6.50%	7.50%	2/12/2021	2/12/2026		1,899	1,865	1,889	0.7%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+6.50%	7.50%	2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	L+5.75%	6.75%	6/30/2021	6/30/2027		5,000	4,906	4,699	1.9%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027		3,750	187	176	0.1%
Caravel Autism Health, LLC (Revolver) (f)	L+5.75%	6.75%	6/30/2021	6/30/2027		1,250	625	587	0.2%
Dorado Acquisition, Inc.	L+6.75%	7.75%	6/30/2021	6/30/2026		4,988	4,895	4,983	2.0%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.75%	7.75%	6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+6.75%	7.75%	6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+6.00%	7.00%	6/30/2021	6/28/2028		2,939	2,911	2,857	1.1%
NationsBenefits, LLC	L+7.00%	8.00%	8/20/2021	8/20/2026		4,000	3,924	3,993	1.6%
NationsBenefits, LLC (Revolver) (f)	L+7.00%	8.00%	8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a (o)	3/31/2015	n/a	(p)	—	—	1,681	0.7%
Seran BioScience, LLC	L+6.25%	7.25%	12/31/2020	12/31/2025		2,481	2,440	2,487	1.0%
Seran BioScience, LLC (Revolver) (f)	L+6.25%	7.25%	12/31/2020	12/31/2025		444	—	—	0.0%
						32,977	26,305	27,724	11.1%
High Tech Industries
Arcstor Midco, LLC	L+7.00%	8.00%	3/16/2021	3/16/2027		4,466	4,386	4,433	1.8%
MarkLogic Corporation	L+6.00%	7.00%	10/20/2020	10/20/2025		3,465	3,396	3,517	1.4%
MarkLogic Corporation	L+6.00%	7.00%	11/23/2021	10/20/2025		323	317	330	0.1%
MarkLogic Corporation (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/23/2021	10/20/2025		215	—	—	0.0%
MarkLogic Corporation (Revolver) (f)	L+6.00%	7.00%	10/20/2020	10/20/2025		269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025		6,487	6,415	6,438	2.6%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	9/22/2021	2/14/2025		669	669	664	0.3%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%	2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+5.50%	6.50%	6/30/2017	6/30/2022		3,890	3,882	3,890	1.6%
Newforma, Inc. (Revolver) (f)	L+5.50%	6.50%	6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.50%	12/28/2018	12/30/2024		9,500	9,414	9,472	3.8%
Planful, Inc.	L+6.50%	7.50%	1/11/2021	12/30/2024		1,325	1,325	1,322	0.5%
Planful, Inc. (Revolver) (f)	L+6.50%	7.50%	12/28/2018	12/30/2024		442	88	88	0.0%
						32,968	29,892	30,154	12.1%
Hotels, Gaming & Leisure
Equine Network, LLC	L+8.00%	9.00%	12/31/2020	12/31/2025		1,737	1,704	1,733	0.7%
Equine Network, LLC	L+8.00%	9.00%	1/29/2021	12/31/2025		788	774	786	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	L+8.00%	9.00%	12/31/2020	12/31/2025		427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+8.00%	9.00%	12/31/2020	12/31/2025		171	85	85	0.1%
						3,123	2,563	2,604	1.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Advertising, Printing & Publishing
Destination Media, Inc. (k)	L+5.50%	6.50%	4/7/2017	4/7/2022	1,738	$1,736	$1,738	0.7%
Destination Media, Inc. (Revolver) (f)	L+5.50%	6.50%	4/7/2017	4/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	10/30/2020	10/30/2025	2,475	2,435	2,475	1.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	3/12/2021	10/30/2025	717	717	717	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,441	482	487	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	L+6.00%	7.00%	11/20/2020	11/20/2025	1,489	1,465	1,504	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	784	666	673	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF+6.00%	7.00%	12/22/2021	12/22/2026	1,100	1,081	1,081	0.4%
Spherix Global Inc. (Revolver) (f)	SF+6.00%	7.00%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	L+6.50%	7.50%	1/28/2020	1/28/2025	4,631	4,555	4,647	1.8%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%	1/28/2020	1/28/2025	742	—	—	0.0%
					16,337	13,137	13,322	5.3%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,526	1,523	1,526	0.6%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	293	291	293	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	478	478	478	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	180	180	180	0.1%
					2,477	2,472	2,477	1.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	1/4/2019	1/4/2024	1,940	1,923	1,937	0.8%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	6/25/2020	1/4/2024	473	467	472	0.2%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	7/1/2021	1/4/2024	279	273	278	0.1%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%	1/4/2019	1/4/2024	320	160	160	0.1%
Chess.com, LLC	L+6.50%	7.50%	12/31/2021	12/31/2027	6,000	5,880	5,880	2.3%
Chess.com, LLC (Revolver) (f)	L+6.50%	7.50%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	4,000	3,962	4,000	1.6%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	167	—	—	0.0%
CyberGrants Holdings, LLC	L+6.50%	7.25%	9/8/2021	9/8/2027	10,900	10,744	10,900	4.4%
CyberGrants Holdings, LLC (Delayed Draw) (f) (g)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,069	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (f)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,069	—	—	0.0%
					26,929	23,469	23,687	9.5%
Retail
BLST Operating Company, LLC	L+8.50%	1.00% Cash/ 9.00% PIK (m)	8/28/2020	8/28/2025	1,147	1,025	1,143	0.5%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	1/14/2020	12/30/2022	1,336	1,336	1,330	0.5%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	282	281	281	0.1%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	7,623	7,600	7,524	3.0%
					10,388	10,242	10,278	4.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Aras Corporation	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	2,079	$2,044	$2,103	0.8%
Aras Corporation (Revolver) (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	150	—	—	0.0%
Burroughs, Inc. (k)	L+6.50%	7.50%	12/22/2017	12/22/2022	5,501	5,477	5,480	2.2%
Burroughs, Inc. (Revolver) (f)	L+6.50%	7.50%	12/22/2017	12/22/2022	1,220	—	—	0.0%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	9,000	8,935	9,000	3.6%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	1,227	1,227	1,227	0.5%
Certify, Inc. (Revolver) (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	409	102	102	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%	7/9/2019	7/9/2025	10,000	9,869	9,910	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	817	—	—	0.0%
IT Global Holding LLC (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	3,405	3,374	4,411	1.8%
IT Global Holding LLC (h)	L+9.00%	10.00%	7/19/2019	11/10/2023	1,270	1,255	1,645	0.7%
IT Global Holding LLC (Revolver) (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	1,060	0.4%
RedZone Robotics, Inc.	L+6.75%	7.75%	6/1/2018	6/5/2023	213	211	213	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	1,896	1,854	1,894	0.8%
Relativity ODA LLC (Revolver) (f)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	9/30/2021	9/30/2026	7,980	7,872	7,972	3.2%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	9/30/2026	3,413	3,382	3,409	1.4%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	9/30/2026	2,455	2,455	2,452	1.0%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	9/30/2026	2,157	2,157	2,154	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	9/30/2026	1,551	1,551	1,549	0.6%
ServiceMax, Inc. (h)	L+7.00%	8.00%	11/1/2021	11/1/2027	3,500	3,431	3,500	1.4%
ServiceMax, Inc. (Revolver) (f) (h)	L+7.00%	8.00%	11/1/2021	11/1/2027	350	—	—	0.0%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	3,447	3,410	3,325	1.3%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	2,817	2,817	2,717	1.1%
VPS Holdings, LLC (Revolver) (f)	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,001	101	97	0.0%
					67,071	62,399	64,220	25.8%
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025	3,203	3,156	3,203	1.3%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	7,275	7,156	7,275	2.9%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	3,500	3,500	3,500	1.4%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,500	925	925	0.4%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	750	400	400	0.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	5,517	5,423	5,530	2.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	918	918	920	0.4%
IDIG Parent, LLC (Revolver) (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	429	—	—	0.0%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	1,940	1,924	1,940	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	4,073	4,073	4,073	1.5%
Mammoth Holdings, LLC	L+6.00%	7.00%	3/12/2021	10/16/2023	6,355	6,355	6,368	2.6%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	6/15/2021	10/16/2023	1,646	988	989	0.4%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%	10/16/2018	10/16/2023	657	—	—	0.0%
					38,763	34,818	35,123	14.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Telecommunications
Calabrio, Inc.	L+7.00%	8.00%	4/16/2021	4/16/2027	3,400	$3,322	$3,400	1.4%
Calabrio, Inc. (Revolver) (f)	L+7.00%	8.00%	4/16/2021	4/16/2027	409	—	—	0.0%
VHT Solutions	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,500	1,470	1,470	0.6%
VHT Solutions (Delayed Draw) (f) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	120	—	—	0.0%
VHT Solutions (Revolver) (f)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	43	—	—	0.0%
					5,472	4,792	4,870	2.0%
Wholesale
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	12/15/2017	12/15/2022	6,601	6,572	6,520	2.6%
Nearly Natural, Inc.	L+11.50%	8.50% Cash/ 4.00% PIK	2/16/2021	12/15/2022	3,099	3,066	3,061	1.2%
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	9/22/2020	12/15/2022	1,706	1,691	1,685	0.7%
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	8/28/2019	12/15/2022	1,859	1,859	1,836	0.7%
Nearly Natural, Inc. (Revolver)	L+11.50%	8.50% Cash/ 4.00% PIK	12/15/2017	12/15/2022	2,430	2,430	2,400	1.0%
					15,695	15,618	15,502	6.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					398,010	347,073	351,698	141.1%

Unitranche Secured Loans (q)
Aerospace & Defense
Cassavant Holdings, LLC	L+6.50%	7.50%	9/8/2021	9/8/2026	7,980	7,828	7,972	3.2%
					7,980	7,828	7,972	3.2%
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+8.00%	9.00%	6/23/2017	6/23/2022	5,555	5,546	5,555	2.2%
MFG Chemical, LLC	L+8.00%	9.00%	3/15/2018	6/23/2022	543	543	543	0.2%
					6,098	6,089	6,098	2.4%
Consumer Goods: Non-Durable
Vinci Brands LLC (fka Incipio, LLC)	n/a	2.00% PIK (m)	7/6/2018	2/6/2024	7,026	7,026	4,950	2.0%
Vinci Brands LLC (fka Incipio, LLC) (r)	n/a	2.00% PIK (m)	3/9/2018	2/6/2024	3,065	3,065	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (s)	n/a	2.00% PIK (m)	12/26/2014	2/6/2024	13,552	13,528	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (t)	n/a	2.00% PIK (m)	12/26/2014	2/6/2024	1,149	1,149	—	0.0%
					24,792	24,768	4,950	2.0%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (u)	L+6.50%	7.50%	7/18/2018	4/12/2022	10,015	10,015	10,010	4.0%
Priority Ambulance, LLC (v)	L+6.50%	7.50%	4/12/2017	4/12/2022	1,253	1,251	1,253	0.5%
Priority Ambulance, LLC	L+6.50%	7.50%	12/13/2018	4/12/2022	655	655	655	0.3%
Priority Ambulance, LLC	L+6.50%	7.50%	10/22/2020	4/12/2022	990	990	989	0.4%
					12,913	12,911	12,907	5.2%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	3,725	3,720	3,725	1.5%
Energy Services Group, LLC (h) (w)	SN+8.42%	9.42%	5/4/2017	5/4/2022	4,541	4,458	4,541	1.8%
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	1,060	1,047	1,060	0.4%
WillowTree, LLC	L+5.00%	6.00%	10/9/2018	10/9/2023	7,639	7,584	7,651	3.1%
					16,965	16,809	16,977	6.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Onit, Inc.	L+7.25%	8.25%		12/20/2021	5/2/2025		1,500	$1,472	$1,472	0.6%
							1,500	1,472	1,472	0.6%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g)	L+7.65%	8.15%		11/18/2020	11/18/2026		2,250	1,100	1,118	0.4%
							2,250	1,100	1,118	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							72,498	70,977	51,494	20.6%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Florida East Coast Industries, LLC (h)	n/a	16.00% PIK		8/9/2021	6/28/2024		1,520	1,482	1,530	0.6%
MoneyLion, Inc. (h)	n/a	12.00%		8/27/2021	5/1/2023		1,500	1,488	1,522	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026		5,576	4,665	4,886	2.0%
							8,596	7,635	7,938	3.2%
Services: Consumer
Education Corporation of America	L+11.00%	5.72% Cash/ 5.50% PIK	(m)	9/3/2015	n/a	(p)	833	831	576	0.2%
							833	831	576	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							9,429	8,466	8,514	3.4%

Equity Securities (x) (y)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	(z)	4/1/2021	—		—	269	293	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (aa)	—	—	(z)	8/2/2021	—		—	111	109	0.1%
								380	402	0.2%
Banking, Finance, Insurance & Real Estate
J2 BWA Funding LLC (0.7% profit sharing) (h) (aa)	—	—	(z)	12/24/2020	—		—	—	—	0.0%
MV Realty Holdings, LLC (729 common units) (h) (aa)	—	—	(z)	7/29/2021	—		—	300	558	0.2%
MV Realty Holdings, LLC (warrant to purchase up to 0.8% of the equity) (h) (aa)	—	—	(z)	7/28/2021	7/28/2031		—	363	1,007	0.4%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	58	219	0.1%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	9	34	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	9	34	0.0%
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (aa)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—		—	2	2	0.0%
								742	1,859	0.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(z)	8/19/2016	—	—	$5,468	$3,699	1.5%
							5,468	3,699	1.5%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (aa)	—	—	(z)	2/28/2020	—	—	119	148	0.1%
							119	148	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (aa)	n/a	10.00% PIK		6/18/2018	—	—	501	16	0.0%
							501	16	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(z)	8/3/2021	—	—	81	101	0.0%
							81	101	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2020	3/19/2028	—	67	286	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2021	3/19/2028	—	—	169	0.1%
							67	455	0.2%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(z)	6/30/2021	—	—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(z)	6/30/2021	—	—	—	9	0.0%
NationsBenefits, LLC (888,889 Series A units) (aa)	n/a	9.00% PIK		8/20/2021	—	—	736	714	0.3%
NationsBenefits, LLC (106,667 shares of common units) (aa)	—	—	(z)	8/20/2021	—	—	153	67	0.0%
Seran BioScience, LLC (33,333 common units) (aa)	—	—	(z)	12/31/2020	—	—	334	714	0.3%
							1,402	1,683	0.7%
High Tech Industries
MarkLogic Corporation (290,239 Class A units)	—	—	(z)	10/20/2020	—	—	290	423	0.2%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—	—	473	557	0.2%
Recorded Future, Inc. (80,486 Class A units) (ab)	—	—	(z)	7/3/2019	—	—	81	203	0.1%
							844	1,183	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (99 Class A units) (aa)	—	—	(z)	12/31/2020	—	—	99	102	0.0%
							99	102	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (h) (aj)	—	—	(z)	12/22/2016	—		—	$114	$1,041	0.4%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (j)	—	—	(z)	9/18/2015	9/18/2025		—	—	2,204	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—		—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(z)	11/20/2020	—		—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	(z)	12/22/2021	—		—	81	81	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	106	0.0%
								284	3,472	1.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (aa)	—	—	(z)	1/4/2019	—		—	297	446	0.2%
Chess.com, LLC (2 Class A units) (aa)	—	—	(z)	12/31/2021	—		—	87	87	0.0%
								384	533	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (aa)	—	—	(z)	8/28/2020	—		—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity) (k)	—	—	(z)	1/14/2020	1/14/2029		—	—	702	0.3%
Luxury Optical Holdings Co. (af)	n/a	n/a	(z)	9/12/2014	—		—	—	78	0.0%
								712	1,200	0.5%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(z)	11/1/2017	—		—	395	737	0.3%
								395	737	0.3%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—		—	7,492	2,281	0.9%
Express Wash Acquisition Company, LLC (121,311 Class A units) (aa)	n/a	8.00% PIK		12/28/2020	—		—	125	208	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (aa) (ac)	—	—	(z)	1/4/2021	—		—	248	428	0.2%
								7,865	2,917	1.2%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(z)	12/15/2017	—		—	153	69	0.0%
Nearly Natural, Inc. (39,394 Class AA units)	—	—	(z)	8/27/2021	—		—	39	5	0.0%
								192	74	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								19,535	18,581	7.4%
Total Non-Controlled/Non-Affiliate Company Investments								$446,051	$430,287	172.5%

Non-Controlled Affiliate Company Investments (ad)
Senior Secured Loans
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	3/31/2022		10,457	$10,457	$10,457	4.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	3/31/2022		4,753	4,753	4,753	1.9%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	3/31/2022		634	634	634	0.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	3/31/2022		2,331	2,331	3,164	1.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	3/31/2022		4,315	4,315	4,357	1.8%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	3/31/2022		20	20	20	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	3/31/2022		99	99	99	0.0%
HFZ Capital Group LLC (h) (ae)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	13,242	13,242	15,084	6.0%
HFZ Capital Group LLC (h) (ae)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	4,758	4,758	5,420	2.2%
MC Asset Management (Corporate), LLC (h)	L+15.00%	16.00% PIK		1/26/2021	1/26/2024		7,154	7,154	7,154	2.9%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+15.00%	16.00% PIK		4/26/2021	1/26/2024		1,643	850	850	0.3%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+7.00%	7.50%		8/11/2021	8/9/2024		4,875	2,104	2,104	0.8%
							54,281	50,717	54,096	21.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f)	L+5.50%	6.50%		9/9/2020	6/28/2024		477	$—	$—	0.0%
							477	—	—	0.0%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (k)	L+5.50%	6.50%		2/5/2020	2/5/2025		6,392	6,308	6,392	2.6%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
							7,521	6,308	6,392	2.6%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		5,193	5,165	5,771	2.3%
							5,193	5,165	5,771	2.3%
Services: Business
Curion Holdings, LLC (ag)	n/a	14.00% PIK	(m)	5/2/2017	8/31/2022		4,533	4,497	4,561	1.8%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	8/31/2022		871	528	550	0.2%
							5,404	5,025	5,111	2.0%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(m)	6/25/2019	n/a	(p)	1,356	1,312	632	0.3%
							1,356	1,312	632	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							74,232	68,527	72,002	28.9%

Junior Secured Loans
Banking, Finance, Insurance & Real Estate
Second Avenue SFR Holdings II LLC (h)	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.3%
							5,850	5,850	5,850	2.3%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		44	—	—	0.0%
							1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans							7,614	5,851	5,850	2.3%

Equity Securities (y) (ad)
Banking, Finance, Insurance & Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(z)	10/9/2014	12/18/2024		—	—	264	0.1%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (aa) (ae)	—	—	(z)	6/11/2019	—		—	793	644	0.2%
Second Avenue SFR Holdings II LLC (24.4% of interests) (h)	—	—	(z)	8/6/2021	—		—	3,900	3,900	1.6%
								4,693	4,808	1.9%
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (l) (aa)	—	—	(z)	9/9/2020	—		—	1,631	3,148	1.3%
								1,631	3,148	1.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (aa)	n/a	8.00% PIK		2/5/2020	—	—	$2,032	$2,554	1.0%
Familia Dental Group Holdings, LLC (1,105 Class A units) (aa) (ah)	—	—	(z)	4/8/2016	—	—	3,785	1,919	0.8%
							5,817	4,473	1.8%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(z)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock) (k)	—	—	(z)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (aa)	—	—	(z)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,599	12,429	5.0%
Total Non-Controlled Affiliate Company Investments							$87,977	$90,281	36.2%

Controlled Affiliate Company Investments (ai)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,150	$41,125	16.5%
Total Controlled Affiliate Equity Securities							42,150	41,125	16.5%
Total Controlled Affiliate Company Investments							$42,150	$41,125	16.5%

TOTAL INVESTMENTS							$576,178	$561,693	225.2%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$101		£82	Bannockburn Global Forex, LLC	1/3/2022	$(10)
Foreign currency forward contract	$97		£79	Bannockburn Global Forex, LLC	4/4/2022	(10)
Foreign currency forward contract	$36		£29	Bannockburn Global Forex, LLC	5/6/2022	(3)
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	1/19/2022	8
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	2/16/2022	7
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2022	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	4/19/2022	7
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	5/17/2022	7
Foreign currency forward contract	$119	AUD	153	Bannockburn Global Forex, LLC	6/17/2022	7
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	7
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	7
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	7
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	7
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	6
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	7
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	7
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	6
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	6
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	7
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	5
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	7
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	6
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	6
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	6
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	6
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	6
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	6
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	6
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	635
						$781

(a)	All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average ("SONIA" or "SN") or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2021 represented 225.2% of the Company’s net assets or 95.1% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Except as otherwise noted, because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. See Note 4 in the accompanying notes to the consolidated financial statements.
(e)	Percentages are based on net assets of $249,471 as of December 31, 2021.
(f)	All or a portion of this commitment was unfunded at December 31, 2021. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets totaled 22.5% of the Company’s total assets.
(i)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(j)	This is an international company.
(k)	All of this loan is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(l)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company's outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of December 31, 2021.
(m)	This position was on non-accrual status as of December 31, 2021, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(n)	This investment represents a note convertible to preferred shares of the borrower.
(o)	In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company's share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate investment is a non-income producing security.
(p)	This is a demand note with no stated maturity.
(q)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a "last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(r)	A portion of this loan (principal of $54) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(s)	A portion of this loan (principal of $4,969) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(t)	A portion of this loan (principal of $421) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(u)	A portion of this loan (principal of $9,258) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(v)	A portion of this loan (principal of $525) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(w)	This loan is denominated in Great Britain pounds and is translated into U.S. dollars as of the valuation date.
(x)	Represents less than 5% ownership of the portfolio company’s voting securities.
(y)	Ownership of certain equity investments may occur through a holding company or partnership.
(z)	Represents a non-income producing security.
(aa)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(ab)	As of December 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(ac)	As of December 31, 2021, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(ad)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(ae)	The Company restructured its investment in HFZ Capital Group LLC (“HFZ”) during the three months ended December 31, 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). Corporate owns 100% of the equity of MC Asset Management Industrial, LLC (“Industrial”). In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
(af)	During the three months ended December 31, 2021, the Company sold its investment in Luxury Optical Holdings Co. The remaining fair value at December 31, 2021 represents the remaining expected escrow proceeds associated with the sale.
(ag)	A portion of this loan (principal of $4,226) is held in the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP, and is therefore not collateral to the Company’s revolving credit facility.
(ah)	As of December 31, 2021, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $428.
(ai)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(aj)	The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

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

MONROE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization and Principal Business

Monroe Capital Corporation (together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity co-investments in preferred and common stock and warrants. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2021, 2020 and 2019, the Company received return of capital distributions from its equity investments and its investment in LLC equity interest in SLF of $1,177, zero and $69, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,370 and $4,844 as of December 31, 2021 and 2020, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2021, 2020 and 2019 totaled $3,752, $1,909 and $3,250, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest income	$35,738	$42,640	$54,254
PIK interest income	8,320	8,776	5,538
Dividend income (1)	5,712	4,557	4,110
Fee income	1,267	3,222	1,926
Prepayment gain (loss)	1,691	1,133	883
Accretion of discounts and amortization of premium	1,102	1,253	1,482
Total investment income	$53,830	$61,581	$68,193

(1)	During the years ended December 31, 2021, 2020 and 2019, includes PIK dividends of $1,164, $157 and $54, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $14,693 and $22,273 at December 31, 2021 and 2020, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2021 and 2020, the Company had unamortized deferred financing costs of $5,794 and $7,052, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2021, 2020 and 2019 was $2,205, $2,181 and $1,869, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of December 31, 2021 and 2020, other assets on the consolidated statements of assets and liabilities included $123 and $562, respectively, of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of December 31, 2021, the Company held investments in one portfolio company that was denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars. As of December 31, 2020, the Company held investments in two portfolio companies that were denominated in Great Britain pounds.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a net expense on the consolidated statements of operations of $278, $368, and $10, respectively, for U.S. federal excise tax. As of December 31, 2021 and 2020, payables for excise taxes of $183 and $306, respectively, were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a net tax expense of $4, $2 and $7, respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2021 and 2020, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2021. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021, except as disclosed in Note 14.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2021		December 31, 2020
Amortized Cost:
Senior secured loans	$415,600	72.1%	$427,173	71.7%
Unitranche secured loans	70,977	12.3	77,465	13.0
Junior secured loans	14,317	2.5	14,763	2.4
LLC equity interest in SLF	42,150	7.3	42,150	7.1
Equity securities	33,134	5.8	34,552	5.8
Total	$576,178	100.0%	$596,103	100.0%

	December 31, 2021		December 31, 2020
Fair Value:
Senior secured loans	$423,700	75.4%	$405,224	74.1%
Unitranche secured loans	51,494	9.2	64,040	11.7
Junior secured loans	14,364	2.6	14,592	2.6
LLC equity interest in SLF	41,125	7.3	39,284	7.2
Equity securities	31,010	5.5	23,899	4.4
Total	$561,693	100.0%	$547,039	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2021		December 31, 2020
Amortized Cost:
International	$11,860	2.0%	$19,276	3.2%
Midwest	145,023	25.2	149,468	25.1
Northeast	107,828	18.7	139,553	23.4
Southeast	164,100	28.5	142,721	24.0
Southwest	40,121	7.0	23,857	4.0
West	107,246	18.6	121,228	20.3
Total	$576,178	100.0%	$596,103	100.0%

	December 31, 2021		December 31, 2020
Fair Value:
International	$11,093	2.0%	$20,008	3.7%
Midwest	143,435	25.5	144,261	26.4
Northeast	112,175	20.0	123,349	22.5
Southeast	159,807	28.4	138,406	25.3
Southwest	44,380	7.9	25,557	4.7
West	90,803	16.2	95,458	17.4
Total	$561,693	100.0%	$547,039	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2021		December 31, 2020
Amortized Cost:
Aerospace & Defense	$7,828	1.4%	$—	—%
Automotive	21,162	3.7	9,495	1.6
Banking, Finance, Insurance & Real Estate	94,506	16.4	70,779	11.9
Beverage, Food & Tobacco	21,036	3.7	26,308	4.4
Capital Equipment	12,656	2.2	13,603	2.3
Chemicals, Plastics & Rubber	9,426	1.6	28,723	4.8
Construction & Building	16,450	2.9	16,651	2.8
Consumer Goods: Durable	9,536	1.7	24,410	4.1
Consumer Goods: Non-Durable	28,232	4.9	26,030	4.3
Containers, Packaging & Glass	—	—	4,926	0.8
Environmental Industries	17,103	3.0	12,996	2.2
Healthcare & Pharmaceuticals	52,743	9.2	42,857	7.2
High Tech Industries	52,710	9.1	81,845	13.7
Hotels, Gaming & Leisure	2,662	0.5	1,771	0.3
Investment Funds & Vehicles	42,150	7.3	42,150	7.1
Media: Advertising, Printing & Publishing	13,421	2.3	30,764	5.1
Media: Broadcasting & Subscription	2,472	0.4	2,190	0.4
Media: Diversified & Production	23,853	4.1	6,707	1.1
Retail	10,954	1.9	32,017	5.4
Services: Business	69,292	12.0	79,768	13.4
Services: Consumer	46,284	8.0	29,697	5.0
Telecommunications	5,892	1.0	1,100	0.2
Wholesale	15,810	2.7	11,316	1.9
Total	$576,178	100.0%	$596,103	100.0%

	December 31, 2021		December 31, 2020
Fair Value:
Aerospace & Defense	$7,972	1.4%	$—	—%
Automotive	21,556	3.8	9,637	1.8
Banking, Finance, Insurance & Real Estate	99,091	17.6	72,627	13.3
Beverage, Food & Tobacco	19,133	3.4	20,676	3.8
Capital Equipment	12,839	2.3	13,750	2.5
Chemicals, Plastics & Rubber	10,163	1.8	27,754	5.1
Construction & Building	16,636	3.0	16,809	3.0
Consumer Goods: Durable	9,734	1.7	18,893	3.4
Consumer Goods: Non-Durable	8,460	1.5	13,027	2.4
Containers, Packaging & Glass	—	—	4,997	0.9
Environmental Industries	17,693	3.2	13,168	2.4
Healthcare & Pharmaceuticals	53,179	9.5	37,815	6.9
High Tech Industries	54,085	9.6	81,417	14.9
Hotels, Gaming & Leisure	2,706	0.5	1,771	0.3
Investment Funds & Vehicles	41,125	7.3	39,284	7.2
Media: Advertising, Printing & Publishing	16,794	3.0	31,553	5.8
Media: Broadcasting & Subscription	2,477	0.5	2,227	0.4
Media: Diversified & Production	24,220	4.3	6,811	1.2
Retail	11,478	2.0	18,443	3.4
Services: Business	71,540	12.7	78,584	14.4
Services: Consumer	39,248	7.0	25,306	4.6
Telecommunications	5,988	1.1	1,100	0.2
Wholesale	15,576	2.8	11,390	2.1
Total	$561,693	100.0%	$547,039	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both December 31, 2021 and 2020, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2021 and 2020, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both December 31, 2021 and 2020, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both December 31, 2021 and 2020, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the years ended December 31, 2021, 2020 and 2019, the Company received $4,325, $4,400 and $4,045 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), The SLF Credit Facility originally allowed SLF SPV to borrow up to $170,000, subject to leverage and borrowing base restrictions and borrowings on the SLF Credit Facility bore interest at an annual rate of LIBOR (three-month) plus 2.25%. On November 23, 2021, the SLF Credit Facility was amended to, among other things, extend the maturity date to November 23, 2031, allow SLF SPV to borrow up to $175,000 at any one time, subject to leverage and borrowing base restrictions, and decrease the interest rate on the borrowings under the SLF Credit Facility to an annual rate of LIBOR (three-month) plus 2.10%.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2021, 2020, and 2019, SLF incurred $211, $209, and $201, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of December 31, 2021 and 2020, SLF had total assets at fair value of $194,623 and $209,666, respectively. As of December 31, 2021 and December 31, 2020, SLF had one portfolio company investment on non-accrual status with a fair value of $1,072 and $1,031, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2021 and 2020, SLF had $2,061 and $839, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020
Senior secured loans (1)	193,062	214,389
Weighted average current interest rate on senior secured loans (2)	5.9%	5.8%
Number of portfolio company investments in SLF	57	57
Largest portfolio company investment (1)	6,720	6,790
Total of five largest portfolio company investments (1)	27,074	27,064

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+5.50%	6.50%	2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	—
				7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	253	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,952	1,951
				5,888	5,360
Banking, Finance, Insurance & Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	5.97%	1/30/2026	4,850	4,824
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	66	65
Keystone Purchaser, LLC (e)	L+6.25%	7.25%	5/7/2027	3,000	2,947
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,875	4,814
Minotaur Acquisition, Inc. (e)	L+4.75%	4.85%	3/27/2026	4,912	4,894
				20,651	20,476
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,619	3,619
				4,735	4,691
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+5.75%	6.50%	12/8/2028	3,000	2,970
				7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,178	1,169
				1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,910	2,838
				2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,711	1,590
Runner Buyer Inc. (e)	L+5.50%	6.25%	10/23/2028	3,000	2,970
				4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.18%	9/26/2025	2,418	2,284
				2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,918	2,917
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,217	2,976
				15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.35%	7/30/2025	4,516	4,471
Offen, Inc.	L+5.00%	5.10%	6/22/2026	2,388	2,387
Offen, Inc.	L+5.00%	5.10%	6/22/2026	876	876
				7,780	7,734
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+4.00%	4.51%	11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+4.50%	5.00%	12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+4.25%	4.35%	7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+5.00%	6.00%	12/17/2027	2,992	2,985
				11,593	11,531
High Tech Industries
Corel Inc. (c)	L+5.00%	5.18%	7/2/2026	3,800	3,797
LW Buyer, LLC	L+5.00%	5.14%	12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+6.50%	6.60%	12/12/2025	3,435	3,446
				12,110	12,106
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,165	4,155
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,297	2,037
Tait LLC	L+5.00%	5.14%	3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	728
				11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+5.25%	5.41%	7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	3,866	3,871
				15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,888	4,900
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,980	1,901
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	418	401
Eliassen Group LLC	L+4.25%	4.35%	11/5/2024	3,956	3,956
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,326	4,329
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	781	781
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	549	548
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+4.75%	5.50%	12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+4.75%	5.50%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.60%	8/4/2025	1,850	1,683
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,387	2,387
				37,681	36,471
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,222	2,214
				5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,669
Sandvine Corporation	L+4.50%	4.60%	10/31/2025	2,000	1,999
				5,445	5,438
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,695	1,644
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,824	4,547
				9,310	9,016

TOTAL INVESTMENTS					$189,109

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF") or Prime ("P") which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that the Company has ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	2,772	$2,685
Bromford Industries Limited (c)	L+5.25%	6.25%	11/5/2025	1,848	1,790
Trident Maritime SH, Inc.	L+4.75%	5.75%	6/4/2024	4,401	4,363
Trident Maritime SH, Inc. (Revolver) (d)	L+4.75%	5.75%	6/4/2024	340	—
				9,361	8,838
Automotive
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,726	1,716
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	256	254
Wheel Pros, LLC	L+5.25%	6.25%	11/10/2027	3,000	2,961
				4,982	4,931
Banking, Finance, Insurance & Real Estate
Avison Young (USA), Inc. (c)	L+5.00%	5.25%	1/30/2026	4,900	4,659
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.)	L+5.25%	6.25%	12/13/2024	4,653	4,585
Harbour Benefit Holdings, Inc. (fka Zenith Merger Sub, Inc.) (Delayed Draw) (d)	L+5.25%	6.25%	12/13/2024	264	102
Lightbox Intermediate, L.P.	L+5.00%	5.15%	5/11/2026	4,925	4,777
Minotaur Acquisition, Inc.	L+5.00%	5.15%	3/27/2026	2,947	2,900
				17,689	17,023
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	4/28/2022	1,117	1,031
SW Ingredients Holdings, LLC	L+4.00%	5.00%	7/3/2025	3,656	3,647
				4,773	4,678
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,800	4,800
				4,800	4,800
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	6/30/2021	1,216	1,189
				1,216	1,189
Construction & Building
ISC Purchaser, LLC	L+4.00%	5.00%	7/11/2025	4,937	4,896
The Cook & Boardman Group, LLC	L+5.75%	6.75%	10/20/2025	2,940	2,811
				7,877	7,707
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.37%	5/1/2024	1,758	1,597
				1,758	1,597
Consumer Goods: Non-Durable
PH Beauty Holdings III, Inc.	L+5.00%	5.23%	9/26/2025	2,442	2,149
				2,442	2,149
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,312	3,848
Polychem Acquisition, LLC	L+5.00%	5.15%	3/17/2025	2,948	2,948
Port Townsend Holdings Company, Inc.	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,683	4,263
PVHC Holding Corp.	L+4.75%	5.75%	8/5/2024	3,250	2,844
				15,193	13,903
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.40%	7/30/2025	4,563	4,429
Offen, Inc.	L+5.00%	5.15%	6/22/2026	2,412	2,343
Offen, Inc.	L+5.00%	5.15%	6/22/2026	885	860
				7,860	7,632
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	2,299	2,253
LSCS Holdings, Inc.	L+4.25%	4.51%	3/17/2025	593	582
Radiology Partners, Inc.	L+4.25%	4.40%	7/9/2025	4,760	4,692
				7,652	7,527
High Tech Industries
AQA Acquisition Holding, Inc.	L+4.25%	5.25%	5/24/2023	3,257	3,257
Corel, Inc. (c)	L+5.00%	5.23%	7/2/2026	3,900	3,844
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,925	4,900
TGG TS Acquisition Company	L+6.50%	6.65%	12/12/2025	3,753	3,720
				15,835	15,721
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,207	3,878
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,321	1,979
Tait, LLC	L+5.00%	5.23%	3/28/2025	4,167	3,669
Tait, LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	711
				11,464	10,237
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.50%	6.50%	9/11/2023	4,728	4,622
Cadent, LLC (Revolver) (d)	L+5.50%	6.50%	9/11/2023	167	—
Digital Room Holdings, Inc.	L+5.00%	5.27%	5/21/2026	4,362	4,133
Monotype Imaging Holdings, Inc.	L+5.50%	6.50%	10/9/2026	4,906	4,653
				14,163	13,408
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,790	6,708
Stats Intermediate Holding, LLC	L+5.25%	5.47%	7/10/2026	4,950	4,909
The Octave Music Group, Inc.	L+6.00%	6.25% Cash/ 0.75% PIK	5/29/2025	4,871	4,335
				16,611	15,952
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,937	4,888
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	2,002	1,872
CHA Holdings, Inc.	L+4.50%	5.50%	4/10/2025	422	395
Eliassen Group, LLC	L+4.25%	4.40%	11/5/2024	3,017	2,922
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,299	4,178
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	776	754
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	548	364
GI Revelation Acquisition, LLC	L+5.00%	5.15%	4/16/2025	1,365	1,344
Legility, LLC	L+6.00%	7.00%	12/17/2025	4,906	4,735
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	2,456	2,407
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	1,897	1,859
Orbit Purchaser, LLC	L+4.50%	5.50%	10/21/2024	555	544
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,865	3,648
SIRVA Worldwide, Inc.	L+5.50%	5.65%	8/4/2025	1,900	1,741
Teneo Holdings, LLC	L+5.25%	6.25%	7/11/2025	4,938	4,903
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,450	2,450
				41,333	39,004
Services: Consumer
Cambium Learning Group, Inc.	L+4.50%	4.75%	12/18/2025	4,900	4,883
LegalZoom.com, Inc.	L+4.50%	4.65%	11/21/2024	2,694	2,706
				7,594	7,589
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,797	1,795
Mavenir Systems, Inc.	L+6.00%	7.00%	5/8/2025	3,900	3,893
				5,697	5,688
Transportation: Cargo
GlobalTranz Enterprises, LLC	L+5.00%	5.15%	5/15/2026	3,262	3,050
				3,262	3,050
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,712	1,640
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	250	246
				1,962	1,886
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,850	4,802
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,875	4,533
PT Intermediate Holdings III, LLC	L+5.50%	6.50%	10/15/2025	1,980	1,851
				11,705	11,186

TOTAL INVESTMENTS					$205,695

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor, or rate cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2020. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2020, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value	$189,109	$205,695
Cash	40	351
Restricted cash	4,862	2,948
Interest receivable	600	629
Other assets	12	43
Total assets	194,623	209,666
Liabilities
Revolving credit facility	94,765	131,497
Less: Unamortized deferred financing costs	(2,319)	(969)
Total debt, less unamortized deferred financing costs	92,446	130,528
Payable for open trades	19,367	—
Interest payable	242	294
Accounts payable and accrued expenses	318	277
Total liabilities	112,373	131,099
Members’ capital	82,250	78,567
Total liabilities and members’ capital	$194,623	$209,666

	For the years ended December 31,
	2021	2020	2019
Investment income:
Interest income	$13,164	$15,578	$16,294
Total investment income	13,164	15,578	16,294
Expenses:
Interest and other debt financing expenses	3,918	5,227	7,056
Professional fees	647	666	718
Total expenses	4,565	5,893	7,774
Net investment income	8,599	9,685	8,520
Net gain (loss):
Net realized gain (loss)	—	(1,713)	7
Net change in unrealized gain (loss)	3,734	(5,429)	(781)
Net gain (loss)	3,734	(7,142)	(774)
Net increase (decrease) in members’ capital	$12,333	$2,543	$7,746

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

As of December 31, 2021, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted in the future in conformity with GAAP could result in a lower fair value of the Company’s portfolio. The potential impact of COVID-19 on the Company’s results going forward will depend to a large extent on future developments or new information that may emerge regarding the full duration and severity of COVID-19, including the actions taken by governments and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company’s control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$423,700	$423,700
Unitranche secured loans	—	—	51,494	51,494
Junior secured loans	—	—	14,364	14,364
Equity securities	1,041	—	29,969	31,010
Investments measured at NAV (1) (2)	—	—	—	41,125
Total investments	$1,041	$—	$519,527	$561,693
Foreign currency forward contracts asset (liability)	$—	$781	$—	$781

	Fair Value Measurements
December 31, 2020	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$405,224	$405,224
Unitranche secured loans	—	—	64,040	64,040
Junior secured loans	—	—	14,592	14,592
Equity securities	—	—	23,899	23,899
Investments measured at NAV (1) (2)	—	—	—	39,284
Total investments	$—	$—	$507,755	$547,039
Foreign currency forward contracts asset (liability)	$—	$(113)	$—	$(113)

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.00% to 16.00% at December 31, 2021 and 6.00% to 18.00% at December 31, 2020. The maturity dates on the loans outstanding at December 31, 2021 range between March 2022 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2021 and 2020:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755
Net realized gain (loss) on investments	(22,512)	—	—	748	(21,764)
Net change in unrealized gain (loss) on investments	30,041	(6,054)	218	8,533	32,738
Purchases of investments and other adjustments to cost (1)	204,213	10,815	13,652	7,605	236,285
Proceeds from principal payments and sales of investments (2)	(193,266)	(17,307)	(14,098)	(9,775)	(234,446)
Reclassifications (3)	—	—	—	—	—
Transfers in (out) of Level 3 (4)	—	—	—	(1,041)	(1,041)
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2019	$475,157	$76,247	$13,676	$8,739	$573,819
Net realized gain (loss) on investments	2,341	89	—	121	2,551
Net change in unrealized gain (loss) on investments	(17,782)	(11,535)	953	933	(27,431)
Purchases of investments and other adjustments to cost (1)	139,835	6,342	4,050	3,160	153,387
Proceeds from principal payments and sales of investments (2)	(175,627)	(14,312)	(4,472)	(160)	(194,571)
Reclassifications (3)	(18,700)	7,209	385	11,106	—
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to the restructuring.
(4)	Represents non-cash transfers between fair value categories.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2021, attributable to Level 3 investments still held at December 31, 2021 was $7,402. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2020, attributable to Level 3 investments still held at December 31, 2020 was ($16,603). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the year ended December 31, 2021 one investment transferred from Level 3 to Level 1 as a result of an acquisition. There were no transfers among Levels 1, 2 and 3 during the years ended December 31, 2020.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2021 were as follows:

				Unobservable	Weighted Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$305,252		Discounted cash flow	EBITDA multiples	7.7	x	5.0	x	20.0	x
				Market yields	9.6%		5.3%		20.0%
Senior secured loans	79,913		Discounted cash flow	Revenue multiples	6.5	x	0.5	x	13.0	x
				Market yields	8.4%		5.2%		13.1%
Senior secured loans	23,484		Enterprise value	Book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	5,771		Enterprise value	Revenue multiples	2.8	x	2.8	x	2.8	x
Senior secured loans	5,111		Enterprise value	EBITDA multiples	6.5	x	6.5	x	6.5	x
Senior secured loans	3,026		Liquidation	Probability weighting of alternative outcomes	88.2%		48.2%		100.0%
Unitranche secured loans	45,072		Discounted cash flow	EBITDA multiples	8.4	x	5.5	x	11.0	x
				Market yields	8.5%		7.3%		13.3%
Unitranche secured loans	4,950		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Unitranche secured loans	1,472		Discounted cash flow	Revenue multiples	14.0	x	14.0	x	14.0	x
				Market yields	8.3%		8.3%		8.3%
Junior secured loans	12,266		Discounted cash flow	Market yields	15.8%		8.0%		25.1%
Junior secured loans	1,522		Discounted cash flow	Revenue multiples	15.0	x	15.0	x	15.0	x
				Market yields	2.0%		2.0%		2.0%
Junior secured loans	576		Liquidation	Probability weighting of alternative outcomes	69.1%		69.1%		69.1%
Equity securities	15,688		Enterprise value	EBITDA multiples	5.6	x	4.5	x	15.1	x
Equity securities	6,448		Enterprise value	Revenue multiples	4.8	x	0.6	x	12.3	x
Equity securities	2,281		Liquidation	Probability weighting of alternative outcomes	24.4%		24.4%		24.4%
Equity securities	714		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	455		Option pricing model	Volatility	42.5%		42.5%		42.5%
Equity securities	264		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Total Level 3 Assets	$514,265	(1)

(1)	Excludes loans of $5,262 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2021 and 2020, the Company believes that the carrying value of its revolving credit facility approximates fair value. The 2026 Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of December 31, 2021, the Company believes that the carrying value of the 2026 Notes approximates fair value. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of both December 31, 2021 and 2020, the Company believes that the carrying value of the SBA debentures approximates fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2021 and 2020 were as follows:

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2021
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$1,146	$—	$—	$—	$10,457
American Community Homes, Inc.	6,239	—	—	(2,229)	743	—	—	—	4,753
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	—
American Community Homes, Inc.	570	—	—	(5)	69	—	—	—	634
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	—
American Community Homes, Inc.	2,915	—	—	(20)	256	—	—	13	3,164
American Community Homes, Inc.	3,879	—	—	(37)	473	—	—	42	4,357
American Community Homes, Inc.	18	—	—	—	2	—	—	—	20
American Community Homes, Inc.	89	—	—	(1)	11	—	—	—	99
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	264	264
	24,271	—	—	(3,561)	2,719	—	—	319	23,748

Ascent Midco, LLC	6,997	—	—	(531)	—	25	—	(99)	6,392
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	(462)	2,554
	10,013	—	—	(531)	—	25	—	(561)	8,946

Curion Holdings, LLC	3,159	—	308	—	—	—	—	1,094	4,561
Curion Holdings, LLC (Revolver)	820	—	—	(308)	—	—	—	38	550
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	308	(308)	—	—	—	1,132	5,111

Familia Dental Group Holdings, LLC (1,105 Class A units)	3,118	—	183	—	—	—	—	(1,382)	1,919
	3,118	—	183	—	—	—	—	(1,382)	1,919

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,978	15,084
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	711	5,420
MC Asset Management (Corporate), LLC	—	—	6,423	—	731	—	—	—	7,154
MC Asset Management (Corporate), LLC (Delayed Draw)	—	—	793	—	57	—	—	—	850
MC Asset Management (Corporate), LLC (15.9% interest)	785	—	—	—	—	—	—	(141)	644
MC Asset Management (Industrial), LLC	11,579	—	—	(12,119)	1,423	1	—	(884)	—
	30,179	—	7,216	(12,119)	2,211	1	—	1,664	29,152

Incipio, LLC (1)	1,764	—	—	—	—	—	—	(1,764)	—
Incipio, LLC (1)	4,227	(1,562)	—	—	48	—	—	(2,713)	—
Incipio, LLC (1)	1,805	(1,732)	—	—	15	—	—	(88)	—
Incipio, LLC (1)	761	(730)	—	—	6	—	—	(37)	—
Incipio, LLC (1)	1,519	(1,458)	—	—	13	—	—	(74)	—
Incipio, LLC (1)	1,488	(1,527)	108	—	9	—	—	(78)	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units) (1)	—	—	—	—	—	—	—	—	—
	11,564	(7,009)	108	—	91	—	—	(4,754)	—

Luxury Optical Holdings Co. (2)	1,430	—	—	(1,640)	159	—	—	51	—
Luxury Optical Holdings Co. (Delayed Draw) (2)	624	—	1,729	(2,353)	—	—	—	—	—
Luxury Optical Holdings Co. (Revolver) (2)	66	—	—	(75)	7	—	—	2	—
Luxury Optical Holdings Co. (91 preferred units) (2)	2,476	(78)	—	(6,132)	694	—	1,807	1,233	—
Luxury Optical Holdings Co. (86 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	4,596	(78)	1,729	(10,200)	860	—	1,807	1,286	—

Mnine Holdings, Inc.	12,356	—	—	(7,137)	603	34	—	(85)	5,771
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	12,356	—	—	(7,137)	603	34	—	(85)	5,771

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(202)	632
NECB Collections, LLC, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	834	—	—	—	—	—	—	(202)	632

SHI Holdings, Inc.	188	—	—	—	—	—	(2,897)	2,709	—
SHI Holdings, Inc. (Revolver)	297	—	—	(315)	—	—	(4,270)	4,288	—
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	(27)	27	—
	485	—	—	(315)	—	—	(7,194)	7,024	—

Second Avenue SFR Holdings II LLC (Revolver)	—	—	2,104	—	—	—	—	—	2,104
Second Avenue SFR Holdings II LLC (Delayed Draw)	—	—	5,850	—	—	—	—	—	5,850
Second Avenue SFR Holdings II LLC (24.4% of interests)	—	—	3,900	—	—	—	—	—	3,900
	—	—	11,854	—	—	—	—	—	11,854

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	(755)	—	—	—	580	3,148
	3,323	—	—	(755)	—	—	—	580	3,148
Total non-controlled affiliate company investments	$109,715	$(7,087)	$26,800	$(45,004)	$6,484	$60	$(5,637)	$4,950	$90,281

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$1,841	$41,125
	39,284	—	—	—	—	—	—	1,841	41,125
Total Controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$1,841	$41,125

Portfolio Company	Fair value at December 31, 2019	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2020
Non-controlled affiliate company investments:
American Community Homes, Inc.	$6,764	$—	$—	$(523)	$1,095	$8	$—	$2,057	$9,401
American Community Homes, Inc.	4,289	—	—	(345)	985	5	—	1,305	6,239
American Community Homes, Inc.	512	—	—	(46)	203	1	—	155	825
American Community Homes, Inc.	410	—	—	(31)	65	2	—	124	570
American Community Homes, Inc.	230	—	—	(19)	54	—	—	70	335
American Community Homes, Inc.	1,472	—	—	(126)	299	—	—	1,270	2,915
American Community Homes, Inc.	2,760	—	—	(232)	508	—	—	843	3,879
American Community Homes, Inc.	11	—	—	(1)	5	—	—	3	18
American Community Homes, Inc.	1,168	—	—	(1,117)	20	—	—	18	89
American Community Homes, Inc. (Revolver)	—	—	2,500	(2,538)	38	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	—	—
	17,616	—	2,500	(4,978)	3,272	16	—	5,845	24,271

Ascent Midco, LLC	—	—	6,860	(70)	—	24	—	183	6,997
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	734	(734)	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	—	—	2,032	—	—	—	—	984	3,016
	—	—	9,626	(804)	—	24	—	1,167	10,013

Curion Holdings, LLC	3,279	—	—	—	—	—	—	(120)	3,159
Curion Holdings, LLC (Revolver)	441	—	385	—	—	—	—	(6)	820
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,720	—	385	—	—	—	—	(126)	3,979

Familia Dental Group Holdings, LLC (1,052 Class A units) (3)	—	3,407	—	—	—	—	—	(289)	3,118
	—	3,407	—	—	—	—	—	(289)	3,118

HFZ Capital Group, LLC (4)	—	13,025	—	—	—	—	—	81	13,106
HFZ Capital Group, LLC (4)	—	4,680	—	—	—	—	—	29	4,709
MC Asset Management (Corporate), LLC (15.9% of interests) (4)	—	793	—	—	—	—	—	(8)	785
MC Asset Management (Industrial), LLC (4)	—	10,632	—	—	—	2	—	945	11,579
	—	29,130	—	—	—	2	—	1,047	30,179

Incipio, LLC	12,343	—	—	—	128	—	—	(10,707)	1,764
Incipio, LLC	3,750	—	—	—	463	—	—	14	4,227
Incipio, LLC	1,606	—	—	—	197	—	—	2	1,805
Incipio, LLC	686	—	—	—	74	—	—	1	761
Incipio, LLC	—	—	1,404	—	126	—	—	(11)	1,519
Incipio, LLC (Delayed Draw)	—	—	1,458	—	40	—	—	(10)	1,488
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	18,385	—	2,862	—	1,028	—	—	(10,711)	11,564

Luxury Optical Holdings Co. (5)	3,457	(2,371)	—	—	—	3	—	341	1,430
Luxury Optical Holdings Co. (Delayed Draw) (5)	620	—	—	—	—	—	—	4	624
Luxury Optical Holdings Co. (Revolver) (5)	159	(109)	—	—	—	—	—	16	66
Luxury Optical Holdings Co. (90 preferred units) (5)	—	2,480	—	—	—	—	—	(4)	2,476
Luxury Optical Holdings Co. (86 shares of common stock) (5)	—	—	—	—	—	—	—	—	—
	4,236	—	—	—	—	3	—	357	4,596

Mnine Holdings, Inc. (6)	—	10,321	—	—	1,161	21	—	853	12,356
Mnine Holdings, Inc. (6,400 Class B units) (6)	—	—	—	—	—	—	—	—	—
	—	10,321	—	—	1,161	21	—	853	12,356

NECB Collections, LLC (Revolver)	1,148	—	112	—	52	—	—	(478)	834
NECB Collections, LLC (20.8% of units)	318	—	—	—	—	—	—	(318)	—
	1,466	—	112	—	52	—	—	(796)	834

SHI Holdings, Inc.	2,459	—	—	—	—	—	—	(2,271)	188
SHI Holdings, Inc. (Revolver)	3,601	—	345	—	—	—	—	(3,649)	297
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	6,060	—	345	—	—	—	—	(5,920)	485

Summit Container Corporation	2,971	—	—	—	—	—	—	233	3,204
Summit Container Corporation (Revolver)	5,406	—	33,558	(37,376)	—	—	—	66	1,654
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	—	—	—	—	—	—	—	139	139
	8,377	—	33,558	(37,376)	—	—	—	438	4,997

TJ Management HoldCo, LLC (Revolver) (7)	—	—	127	(127)	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock) (7)	—	2,222	—	—	—	—	—	1,101	3,323
	—	2,222	127	(127)	—	—	—	1,101	3,323
Total non-controlled affiliate company investments	$59,860	$45,080	$49,515	$(43,285)	$5,513	$66	$—	$(7,034)	$109,715

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$42,412	$—	$—	$—	$—	$—	$—	$(3,128)	$39,284
	42,412	—	—	—	—	—	—	(3,128)	39,284
Total controlled affiliate company investments	$42,412	$—	$—	$—	$—	$—	$—	$(3,128)	$39,284

(1)	During the three months ended September 30, 2021, Incipio, LLC (“Incipio”) underwent a restructuring whereby substantially all of the assets of Incipio were acquired by a new entity, Vinci Brands LLC (“Vinci”). The senior lenders at Incipio, including the Company, were part of the new financing at Vinci. The Company’s investments in Vinci are not categorized as affiliate company investments as the Company does not have an equity interest in Vinci. For the purpose of this schedule, transfers out represents the fair value at June 30, 2021.
(2)	During the three months ended December 31, 2021, the Company sold its investment in LOH. For the purpose of this schedule, transfers (out) represents the fair value of the remaining escrow proceeds.
(3)	The Company restructured its investment in Familia Dental Group Holdings, LLC (“Familia”) during the three months ended December 31, 2020. As a part of the restructuring, the Company obtained a 9.9% equity stake in Familia in exchange for a $3,606 reduction of a secured loan position. For the purpose of this schedule, transfers in represent the fair value at September 30, 2020.
(4)	The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during the three months ended December 31, 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860 – Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments. For the purpose of this schedule, transfers in represent the fair value at September 30, 2020.
(5)	The Company restructured its investment in Luxury Optical Holdings Co. (“LOH”) during the three months ended December 31, 2020. As a part of the restructuring, the Company obtained 9.1% of the preferred units of LOH in exchange for a $3,632 reduction of the secured loan positions. For the purpose of this schedule, transfers in (out) represent the fair value at September 30, 2020. The Company also increased its delayed draw commitment to LOH.
(6)	The Company restructured its investment in Mnine Holdings, Inc. (“Mnine”) during the three months ended June 30, 2020. As a part of the restructuring, the Company also received 5.3% of the equity of Mnine. For the purpose of this schedule, transfers in represent the fair value at March 31, 2020.
(7)	During the three months ended September 30, 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. For the purpose of this schedule, transfers in represent the fair value at June 30, 2020 of the senior secured debt investment that was exchanged in the credit bid. The Company also provided a follow-on revolver commitment to Toojay’s NewCo.

	For the years ended December 31,
	2021			2020
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,148	$—	$—	$1,103	$—	$—
American Community Homes, Inc.	742	—	—	990	—	—
American Community Homes, Inc.	13	—	—	203	—	—
American Community Homes, Inc.	69	—	—	67	—	—
American Community Homes, Inc.	5	—	—	54	—	—
American Community Homes, Inc.	255	—	—	299	—	—
American Community Homes, Inc.	473	—	—	497	—	—
American Community Homes, Inc.	31	—	—	6	—	—
American Community Homes, Inc.	12	—	—	19	—	—
American Community Homes, Inc. (Revolver)	—	—	—	219	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,748	—	—	3,457	—	—

Ascent Midco, LLC	471	—	—	456	—	—
Ascent Midco, LLC (Delayed Draw)	9	—	—	14	—	—
Ascent Midco, LLC (Revolver)	4	—	—	20	—	—
Ascent Midco, LLC (Class A units)	—	174	—	—	147	—
	484	174	—	490	147	—

Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Revolver)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,880	—	—	613	—	—
HFZ Capital Group, LLC	675	—	—	31	—	—
MC Asset Management (Corporate), LLC	1,024	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (Delayed Draw)	91	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	n/a	n/a	n/a
MC Asset Management (Industrial), LLC	2,136	—	—	98	—	—
	5,806	—	—	742	—	—

Incipio, LLC	—	—	—	(309)	—	—
Incipio, LLC	—	—	—	403	—	—
Incipio, LLC	—	—	—	170	—	—
Incipio, LLC	—	—	—	71	—	—
Incipio, LLC	—	—	—	138	—	—
Incipio, LLC	—	—	—	49	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—
Incipio, LLC (Common units)	—	—	—	—	—	—
	—	—	—	522	—	—

Luxury Optical Holdings Co.	166	—	—	4	—	—
Luxury Optical Holdings Co. (Delayed Draw)	219	—	36	80	—	—
Luxury Optical Holdings Co. (Revolver)	7	—	—	—	—	—
Luxury Optical Holdings Co. (Preferred units)	694	813	—	—	—	—
Luxury Optical Holdings Co. (Common stock)	—	—	—	—	—	—
	1,086	813	36	84	—	—

Mnine Holdings, Inc.	1,301	—	—	966	—	—
Mnine Holdings, Inc. (Common units)	—	—	—	—	—	—
	1,301	—	—	966	—	—

NECB Collections, LLC (Revolver)	—	—	—	77	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	77	—	—

Second Avenue SFR Holdings II LLC (Revolver)	22	—	—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (Delayed Draw)	83	—	—	n/a	n/a	n/a
Second Avenue SFR Holdings II LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	105	—	—	n/a	n/a	n/a

SHI Holdings, Inc.	—	—	—	(2)	—	—
SHI Holdings, Inc. (Revolver)	—	—	—	(3)	—	—
SHI Holdings, Inc. (Common stock)	—	—	—	—	—	—
	—	—	—	(5)	—	—

Summit Container Corporation	57	—	—	304	—	—
Summit Container Corporation (Revolver)	35	—	—	304	—	—
Summit Container Corporation (Warrant)	—	—	—	—	—	—
	92	—	—	608	—	—

TJ Management HoldCo, LLC (Revolver)	12	—	—	5	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	12	—	—	5	—	—
Total non-controlled affiliate company investments	$11,634	$987	$36	$6,946	$147	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$4,325	$—	$—	$4,400	$—
	—	4,325	—	—	4,400	—
Total controlled affiliate company investments	$—	$4,325	$—	$—	$4,400	$—

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

Prior to July 1, 2019 the base management fee was calculated at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which included assets financed using leverage) and was payable quarterly in arrears.

Base management fees for the years ended December 31, 2021, 2020 and 2019 were $9,514, $9,807 and $10,780, respectively. MC Advisors elected to voluntarily waive zero, $430, and zero of such base management fees for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2021	2020	2019
Part one incentive fees (1)	$3,690	$5,724	$6,692
Part two incentive fees (2)	—	—	—
Incentive Fee Limitation	—	(5,012)	(1,081)
Incentive fees, excluding the impact of incentive fee waivers	3,690	712	5,611
Incentive fee waivers (3)	(1,484)	(712)	(1,182)
Total incentive fees, net of incentive fee waivers	$2,206	$—	$4,429

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $3,442, $3,312 and $3,509, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,357, $1,300 and $1,309, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2021 and 2020, $337 and $327, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both December 31, 2021 and 2020, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 189% and 200%, respectively.

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

As of December 31, 2021, the Company had U.S. dollar borrowings of $146,400 and non-U.S. dollar borrowings denominated in Great Britain pounds of £3,433 ($4,645 in U.S. dollars) under the revolving credit facility. As of December 31, 2020, the Company had U.S. dollar borrowings of $104,550 and non-U.S. dollar borrowings denominated in Great Britain pounds of £16,100 ($22,009 in U.S. dollars) under the revolving credit facility. The borrowings denominated in Great Britain pounds may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the Great Britain pound. These movements are beyond the control of the Company and cannot be predicted. The borrowings denominated in Great Britain pounds are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $660, ($665) and ($821) for the years ended December 31, 2021, 2020 and 2019, respectively. For the year-ended December 31, 2021, the Company repaid borrowings denominated in Great Britain pounds of £12,667. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($866) for year ended December 31, 2021. There were no repayments of foreign currency borrowings for the year ended December 31, 2020 and 2019.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of December 31, 2021 and December 31, 2020, the outstanding borrowings were accruing at a weighted average interest rate of 3.1% and 3.2%, respectively.

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

2026 Notes: On January 25, 2021, the Company closed a private offering of $130,000 in aggregate principal amount of senior unsecured notes (the “2026 Notes”). Aggregate underwriting commissions were $3,325 and other issuance costs were $683, resulting in net proceeds of approximately $125,992. The 2026 Notes mature on February 15, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. As of December 31, 2021, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding.

SBA Debentures: On February 28, 2014, the Company’s wholly-owned subsidiary, MRCC SBIC received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013.

The SBIC license allowed MRCC SBIC to obtain leverage by issuing SBA debentures. On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures and notified the SBA of its intent to surrender its license to operate as a SBIC. See Note 14 for additional information. SBA debentures are non-recourse, interest only debentures with interest payable semi-annually and have a 10-year maturity. The principal amount of SBA debentures is not required to be paid prior to maturity but may be prepaid on a semi-annual basis. The interest rate of SBA debentures is fixed on a semi-annual basis (pooling date) at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, has a superior claim to MRCC SBIC’s assets over the Company’s stockholders.

During the year ended December 31, 2021, the Company repaid $58,100 in aggregate principal amount of the SBA debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50 which resulted in a realized loss of $775 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. As of December 31, 2021, MRCC SBIC had $15,459 in cash and $87,248 in investments at fair value. As of December 31, 2020, MRCC SBIC had $25,657 in cash and $131,167 in investments at fair value.

As of both December 31, 2021 and December 31, 2020, MRCC SBIC had $57,624 in leverageable capital and the following SBA debentures outstanding:

Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
September 2024	3.4%	$2,920	$12,920
March 2025	3.3%	14,800	14,800
March 2025	2.9%	7,080	7,080
September 2025	3.6%	—	5,200
March 2027	3.5%	—	20,000
September 2027	3.2%	32,100	32,100
March 2028	3.9%	—	18,520
September 2028	4.2%	—	4,380
Total		$56,900	$115,000

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the years ended December 31,
	2021	2020	2019
Interest expense – revolving credit facility	$4,593	$5,594	$8,710
Interest expense – 2023 Notes	837	6,270	5,756
Interest expense – 2026 Notes	5,763	—	—
Interest expense – SBA debentures	2,676	3,944	3,933
Amortization of deferred financing costs	2,205	2,181	1,869
Total interest and other debt financing expenses	$16,074	$17,989	$20,268
Average debt outstanding	332,034	370,904	397,503
Average stated interest rate	4.1%	4.2%	4.5%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2021 and 2020, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2021 and December 31, 2020.

	As of December 31, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£82	1/3/2022	$—	$(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	—	(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
				$804	$(23)

	As of December 31, 2020
	Notional Amount to be Sold	Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	£87	1/4/2021	$—	$(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£206	3/3/2021	—	(18)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	3/3/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£84	4/2/2021	—	(12)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£212	6/1/2021	—	(19)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£26	6/1/2021	—	(2)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	7/2/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£83	10/4/2021	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£82	1/3/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£79	4/4/2022	—	(11)	Unrealized loss on foreign currency forward contracts
Foreign currency forward contract	£29	5/6/2022	—	(4)	Unrealized loss on foreign currency forward contracts
Total			$—	$(113)

For the years ended December 31, 2021, 2020 and 2019, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $894, ($54) and ($75), respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($48), ($16) and $12, respectively.

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2021	2020	2019
Increase (decrease) in capital in excess of par value	$(301)	$(447)	$(61)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	301	447	61

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2021 and 2020, the Company had short-term capital loss carryforwards of $1,489 and $1,303, respectively. As of December 31, 2021 and 2020, the Company had long-term capital loss carryforwards of $40,931 and $19,353, respectively.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$32,459	$1,646	$19,214
Net change in unrealized (gain) loss	(36,108)	31,263	8,895
Other realized gain (loss) for tax but not book	—	(857)	105
Other income (loss) for tax but not book	—	217	171
Other deductions for book in excess of deductions for tax	—	—	—
Expenses not currently deductible	282	370	10
Net capital loss carryforward	21,764	(1,694)	817
Total taxable income	$18,397	$30,945	$29,212

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2021	2020	2019
Ordinary income	$21,514	$23,064	$28,624
Long-term capital gains	—	—	—
Total	$21,514	$23,064	$28,624

The Company’s consolidated Taxable Subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company recorded a net tax expense of approximately $4, $2 and $7, respectively, for these Taxable Subsidiaries.

As of December 31, 2021, the estimated cost basis of investment for U.S. federal income tax purposes was $576,327, resulting in estimated net unrealized loss of $14,634, comprised of estimated gross unrealized gains and losses of $22,135 and $36,769, respectively. As of December 31, 2020, the estimated cost basis of investment for U.S. federal income tax purposes was $601,462, resulting in estimated net unrealized loss of $54,423, comprised of estimated gross unrealized gains and losses of $10,812 and $65,235, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2021, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased

Year ended December 31, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
June 2, 2021	June 16, 2021	June 30, 2021	0.25	5,386	—	—	31,277	343
September 2, 2021	September 16, 2021	September 30, 2021	0.25	5,386	—	—	35,623	369
December 2, 2021	December 16, 2021	December 31, 2021	0.25	5,416	—	—	27,905	315
Total distributions declared			$1.00	$21,514	—	$—	130,416	$1,391

Year ended December 31, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
May 8, 2020	June 15, 2020	June 30, 2020	0.25	5,257	—	—	40,612	283
September 4, 2020	September 16, 2020	September 30, 2020	0.25	5,326	—	—	44,246	305
December 4, 2020	December 16, 2020	December 31, 2020	0.25	5,326	—	—	45,667	365
Total distributions declared			$1.10	$23,064	—	$—	186,463	$1,327

Year ended December 31, 2019:
March 5, 2019	March 15, 2019	March 29, 2019	$0.35	$7,156	—	$—	27,498	$342
May 31, 2019	June 14, 2019	June 28, 2019	0.35	7,156	—	—	30,802	363
September 3, 2019	September 16, 2019	September 30, 2019	0.35	7,156	—	—	33,674	355
December 2, 2019	December 16, 2019	December 31, 2019	0.35	7,156	—	—	31,662	349
Total distributions declared			$1.40	$28,624	—	$—	123,636	$1,409

None of the distributions declared during the years ended December 31, 2021, 2020 and 2019 represented a return of capital for tax purposes.

Note 11. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we could sell, by means of ATM offerings, from time to time, up to $50,000 of our common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances during the year ended December 31, 2019. During the year ended December 31, 2020, the Company sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6,684 under the ATM Program. Aggregate underwriter’s discounts and commissions were $100 and offering costs were $89, resulting in net proceeds of approximately $6,495. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4,182 under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 and offering costs were $27, resulting in net proceeds of approximately $4,092.

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2021 and 2020, the Company had $55,483 and $52,252, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of both December 31, 2021 and 2020, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2021.

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

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2021	2020	2019	2018	2017
Per share data:
Net asset value at beginning of year (1)	$11.00	$12.20	$12.66	$13.77	$14.52
Net investment income (2)	1.03	1.45	1.42	1.57	1.40
Net gain (loss) (2)	0.48	(1.37)	(0.48)	(1.28)	(0.75)
Net increase (decrease) in net assets from operations (2)	1.51	0.08	0.94	0.29	0.65
Stockholder distributions – income	(1.00)	(1.10)	(1.40)	(1.40)	(1.37)
Stockholder distributions – capital gains	—	—	—	—	(0.03)
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (3)	—	(0.18)	—	—	—
Effect of share repurchases (3)	—	—	—	—	—
Other (3)	—	—	—	—	—
Net asset value at end of year	$11.51	$11.00	$12.20	$12.66	$13.77
Net assets at end of year	$249,471	$234,434	$249,357	$258,767	$278,699
Shares outstanding at end of year	21,666,340	21,303,540	20,444,564	20,444,564	20,239,957
Per share market value at end of year	$11.22	$8.03	$10.86	$9.60	$13.75
Total return based on market value (4)	53.26%	(13.86)%	27.68%	(21.74)%	(1.82)%
Total return based on average net asset value (5)	13.40%	0.72%	7.53%	2.17%	4.58%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	9.15%	13.32%	11.38%	11.85%	9.80%
Ratio of total expenses, net of incentive fee waivers, to average net assets (6)(7)	13.07%	13.68%	15.35%	9.84%	9.46%
Portfolio turnover (8)	41.80%	25.24%	27.18%	31.53%	39.39%

	For the years ended December 31,
	2016	2015	2014	2013	2012
Per share data:
Net asset value at beginning of year (1)	$14.19	$14.05	$13.92	$14.54	$15.00
Net investment income (2)	1.55	1.60	1.57	1.13	0.15
Net gain (loss) (2)	0.13	(0.07)	(0.12)	0.15	0.03
Net increase (decrease) in net assets from operations (2)	1.68	1.53	1.45	1.28	0.18
Stockholder distributions – income	(1.40)	(1.37)	(1.36)	(1.15)	(0.14)
Stockholder distributions – capital gains	—	(0.03)	—	—	—
Stockholder distributions – return of capital	—	—	—	(0.21)	(0.20)
Effect of share issuance above (below) NAV (3)	0.05	—	—	(0.57)	(0.30)
Effect of share repurchases (3)	—	—	0.04	0.03	—
Other (3)	—	0.01	—	—	—
Net asset value at end of year	$14.52	$14.19	$14.05	$13.92	$14.54
Net assets at end of year	$240,850	$184,535	$133,738	$138,092	$83,634
Shares outstanding at end of year	16,581,869	13,008,007	9,517,910	9,918,269	5,750,103
Per share market value at end of year	$15.38	$13.09	$14.46	$12.20	$14.83
Total return based on market value (4)	28.95%	(0.21)%	30.67%	(9.29)%	1.15%
Total return based on average net asset value (5)	11.70%	11.04%	10.34%	9.17%	1.14%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (6)	10.81%	11.56%	11.20%	7.71%	5.00%
Ratio of total expenses, net of incentive fee waivers, to average net assets (6)(7)	10.81%	11.20%	11.03%	8.53%	5.77%
Portfolio turnover (8)	22.41%	30.70%	47.03%	39.77%	11.88%

(1)	The beginning net asset value for 2012 represents the initial public offering price on October 24, 2012.
(2)	Calculated using the weighted average shares outstanding during the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.

(3)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.

(5)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(6)	Ratios for the period from October 24, 2012 to December 31, 2012 are annualized. Incentive fees included within the ratio are not annualized.
(7)	The following is a schedule of supplemental ratios for the years presented.

	2021	2020	2019	2018	2017
Ratio of total investment income to average net assets (6)	22.22%	27.00%	26.73%	21.69%	19.26%
Ratio of interest and other debt financing expenses to average net assets (6)	6.63%	7.89%	7.95%	4.56%	3.13%
Ratio of total expenses (without incentive fees) to average net assets (6)	12.16%	13.86%	13.61%	9.19%	7.43%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (8) (9)	0.91%	0.00%	1.74%	0.65%	2.03%

	2016	2015	2014	2013	2012
Ratio of total investment income to average net assets (6)	21.62%	22.76%	22.23%	17.10%	10.82%
Ratio of interest and other debt financing expenses to average net assets (6)	3.26%	3.33%	3.23%	2.59%	1.93%
Ratio of total expenses (without incentive fees) to average net assets (6)	8.17%	8.31%	8.42%	7.15%	5.76%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (8) (9)	2.64%	2.89%	2.61%	1.38%	0.01%

(8)	Ratios for the period from October 24, 2012 to December 31, 2012 are not annualized.
(9)	The ratio of waived incentive fees to average net assets was 0.61%, 0.31%, 0.46%, zero and 0.12%, 0.13%, zero, zero, zero and zero for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and for the period from October 24, 2012 to December 31, 2012, respectively.

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 2, 2022, the date on which the consolidated financial statements were issued.

On March 1, 2022, the Company repaid all $56,900 of its remaining SBA debentures utilizing a borrowing on the revolving credit facility and the restricted cash at MRCC SBIC. Additionally, MRCC SBIC notified the SBA of its intent to surrender its license to operate as a SBIC.

On March 2, 2022, the Board declared a quarterly distribution of $0.25 per share payable on March 31, 2022 to holders of record on March 16, 2022.

Note 15. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$13,039	$15,214	$12,364	$13,213
Net investment income	$5,373	$6,312	$5,157	$5,326
Net gain (loss)	$1,462	$927	$6,173	$1,729
Net increase (decrease) in net assets resulting from operations	$6,835	$7,239	$11,330	$7,055
Net investment income per share – basic and diluted	$0.25	$0.29	$0.24	$0.25
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.32	$0.34	$0.53	$0.33
Net asset value per share at period end	$11.51	$11.45	$11.36	$11.08

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$12,552	$13,385	$20,642	$15,002
Net investment income	$5,326	$5,644	$12,636	$6,782
Net gain (loss)	$3,751	$9,541	$1,598	$(43,632)
Net increase (decrease) in net assets resulting from operations	$9,077	$15,185	$14,234	$(36,850)
Net investment income per share – basic and diluted	$0.25	$0.26	$0.61	$0.33
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.42	$0.71	$0.69	$(1.81)
Net asset value per share at period end	$11.00	$10.83	$10.37	$10.04

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$17,985	$17,330	$16,719	$16,159
Net investment income	$7,649	$7,238	$7,073	$7,074
Net gain (loss)	$(3,521)	$(3,585)	$(3,081)	$367
Net increase (decrease) in net assets resulting from operations	$4,128	$3,653	$3,992	$7,441
Net investment income per share – basic and diluted	$0.37	$0.35	$0.35	$0.35
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.21	$0.17	$0.20	$0.36
Net asset value per share at period end	$12.20	$12.34	$12.52	$12.67

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
3.2	Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.1	Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
4.2	Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.3	First Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)
4.4	Form of Global Note with respect to the 5.75% Notes due 2023 (Incorporated by reference to Exhibit (d)(8) of the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018, and Exhibit A therein)
4.5	Second Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021)
4.6	Form of Global Note with respect to the 4.75% Notes due 2026 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021, and Exhibit A therein)
4.7	Description of Securities (filed herewith)
10.1	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.2	Amended and Restated Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 6, 2019)
10.3	Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.4	Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.5	License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)
10.6	MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)
10.7	Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)
10.8	Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 20, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00866) filed on March 20, 2019)
10.9	Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)
10.10	Amendment No. 3 and Limited Waiver to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 21, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on May 22, 2020)
10.11	Amendment No. 4 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 30, 2021 (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of RSM US LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Report of RSM US LLP on Senior Securities Table (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2022

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

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 2, 2022
Theodore L. Koenig	(Principal Executive Officer)

/s/ Aaron D. Peck	Chief Financial Officer, Chief Investment Officer and Director	March 2, 2022
Aaron D. Peck	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 2, 2022
Thomas J. Allison

/s/ Jeffrey A. Golman	Director	March 2, 2022
Jeffrey A. Golman

/s/ Jorde M. Nathan	Director	March 2, 2022
Jorde M. Nathan

/s/ Robert S. Rubin	Director	March 2, 2022
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 2, 2022
Jeffrey D. Steele

89