Form 10-Q
period 2022-03-31
MONROE CAPITAL Corp
filed 2022-05-04
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$414,135	$430,287
Non-controlled affiliate company investments	91,644	90,281
Controlled affiliate company investments	40,210	41,125
Total investments, at fair value (amortized cost of: $563,635 and $576,178, respectively)	545,989	561,693
Cash	7,337	2,622
Restricted cash	—	15,459
Unrealized gain on foreign currency forward contracts	365	781
Interest receivable	10,431	9,476
Other assets	720	427
Total assets	564,842	590,458

LIABILITIES
Debt:
Revolving credit facility	188,300	151,045
2026 Notes	130,000	130,000
SBA debentures payable	—	56,900
Total debt	318,300	337,945
Less: Unamortized deferred financing costs	(4,154)	(5,794)
Total debt, less unamortized deferred financing costs	314,146	332,151
Interest payable	1,203	3,304
Management fees payable	2,288	2,454
Incentive fees payable	—	435
Accounts payable and accrued expenses	2,269	2,643
Directors' fees payable	35	—
Total liabilities	319,941	340,987
Net assets	$244,901	$249,471

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,687	298,687
Accumulated undistributed (overdistributed) earnings	(53,808)	(49,238)
Total net assets	$244,901	$249,471

Net asset value per share	$11.30	$11.51

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$8,655	$8,233
Payment-in-kind interest income	657	654
Dividend income	64	20
Fee income	—	477
Total investment income from non-controlled/non-affiliate company investments	9,376	9,384
Non-controlled affiliate company investments:
Interest income	1,006	1,562
Payment-in-kind interest income	1,164	1,025
Dividend income	45	42
Total investment income from non-controlled affiliate company investments	2,215	2,629
Controlled affiliate company investments:
Dividend income	900	1,200
Total investment income from controlled affiliate company investments	900	1,200
Total investment income	12,491	13,213

Operating expenses:
Interest and other debt financing expenses	3,922	4,453
Base management fees	2,343	2,334
Incentive fees	408	830
Professional fees	280	226
Administrative service fees	330	356
General and administrative expenses	219	260
Directors' fees	35	35
Expenses before base management fee and incentive fee waivers	7,537	8,494
Base management fee waivers	(55)	—
Incentive fee waivers	(408)	(637)
Total expenses, net of base management fee and incentive fee waivers	7,074	7,857
Net investment income before income taxes	5,417	5,356
Income taxes, including excise taxes	19	30
Net investment income	5,398	5,326

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(103)	58
Non-controlled affiliate company investments	—	(250)
Extinguishment of debt	(1,039)	(2,774)
Foreign currency forward contracts	12	(38)
Foreign currency and other transactions	(9)	(14)
Net realized gain (loss)	(1,139)	(3,018)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(1,857)	4,641
Non-controlled affiliate company investments	(389)	(1,802)
Controlled affiliate company investments	(915)	1,783
Foreign currency forward contracts	(416)	334
Foreign currency and other transactions	165	(209)
Net change in unrealized gain (loss)	(3,412)	4,747

Net gain (loss)	(4,551)	1,729

Net increase (decrease) in net assets resulting from operations	$847	$7,055

Per common share data:
Net investment income per share - basic and diluted	$0.25	$0.25
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.04	$0.33
Weighted average common shares outstanding - basic and diluted	21,666	21,304

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
	Number of	Par	Capital in excess	(overdistributed)	Total
	shares	value	of par value	earnings	net assets
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434
Net investment income	—	—	—	5,326	5,326
Net realized gain (loss)	—	—	—	(3,018)	(3,018)
Net change in unrealized gain (loss)	—	—	—	4,747	4,747
Distributions to stockholders	—	—	—	(5,326)	(5,326)
Balances at March 31, 2021	21,304	$21	$294,897	$(58,755)	$236,163

Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	5,398	5,398
Net realized gain (loss)	—	—	—	(1,139)	(1,139)
Net change in unrealized gain (loss)	—	—	—	(3,412)	(3,412)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at March 31, 2022	21,666	$22	$298,687	$(53,808)	$244,901

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$847	$7,055
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	103	192
Net realized (gain) loss on extinguishment of debt	1,039	2,774
Net realized (gain) loss on foreign currency forward contracts	(12)	38
Net realized (gain) loss on foreign currency and other transactions	9	14
Net change in unrealized (gain) loss on investments	3,161	(4,622)
Net change in unrealized (gain) loss on foreign currency forward contracts	416	(334)
Net change in unrealized (gain) loss on foreign currency and other transactions	(165)	209
Payment-in-kind interest income	(1,821)	(1,679)
Net accretion of discounts and amortization of premiums	(378)	(352)
Purchases of investments	(21,567)	(43,744)
Proceeds from principal payments, sales of investments and settlement of forward contracts	36,218	75,827
Amortization of deferred financing costs	601	601
Changes in operating assets and liabilities:
Interest receivable	(955)	(1,338)
Other assets	(293)	11
Interest payable	(2,101)	(955)
Management fees payable	(166)	356
Incentive fees payable	(435)	193
Accounts payable and accrued expenses	(374)	(464)
Directors' fees payable	35	35
Net cash provided by (used in) operating activities	14,162	33,817

Cash flows from financing activities:
Borrowings on revolving credit facility	71,700	113,600
Repayments of revolving credit facility	(34,299)	(147,450)
Repayment of 2023 Notes	—	(109,000)
Proceeds from 2026 Notes	—	130,000
Repayment of SBA debentures	(56,900)	(28,100)
Payments of deferred financing costs	—	(4,038)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(5,417)	(5,326)
Net cash provided by (used in) financing activities	(24,916)	(50,314)

Net increase (decrease) in Cash and Restricted cash	(10,754)	(16,497)
Effect of foreign currency exchange rates	10	(41)
Cash and Restricted cash, beginning of period	18,081	32,426
Cash and Restricted cash, end of period	$7,337	$15,888

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$5,386	$4,774
Cash paid for income taxes, including excise taxes during the period	$276	$400

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021
Cash	$7,337	$2,622
Restricted cash	—	15,459
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$7,337	$18,081

	March 31, 2021	December 31, 2020
Cash	$7,723	$6,769
Restricted cash	8,165	25,657
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,888	$32,426

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+6.00%	7.01%	4/1/2021	4/1/2027		3,474	$3,414	$3,492	1.4%
Born To Run, LLC (Delayed Draw) (f) (g)	L+6.00%	7.01%	4/1/2021	4/1/2027		569	33	34	0.0%
Hastings Manufacturing Company	L+7.25%	8.25%	4/24/2018	4/24/2023		2,468	2,456	2,468	1.0%
Lifted Trucks Holdings, LLC	L+5.75%	6.75%	8/2/2021	8/2/2027		6,983	6,855	6,955	2.9%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027		1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+5.75%	6.75%	8/2/2021	8/2/2027		1,667	—	—	0.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	12/18/2018	12/18/2023		4,838	4,805	4,838	2.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	7/6/2020	12/18/2023		1,904	1,884	1,923	0.8%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	8/4/2021	12/18/2023		79	78	80	0.0%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.50%	12/18/2018	12/18/2023		500	—	—	0.0%
						23,882	19,525	19,790	8.1%
Banking
MV Receivables II, LLC (Delayed Draw) (f) (g) (h)	L+9.75%	11.25%	7/29/2021	7/29/2026		8,000	1,694	1,997	0.8%
StarCompliance MidCo, LLC	L+6.75%	7.75%	1/12/2021	1/12/2027		2,000	1,967	2,000	0.8%
StarCompliance MidCo, LLC	L+6.75%	7.75%	10/12/2021	1/12/2027		336	329	336	0.2%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	7.75%	1/12/2021	1/12/2027		322	—	—	0.0%
						10,658	3,990	4,333	1.8%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+6.25%	7.26%	6/10/2021	6/10/2027		1,496	1,470	1,496	0.6%
LVF Holdings, Inc.	L+6.25%	7.26%	6/10/2021	6/10/2027		1,432	1,432	1,432	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.26%	6/10/2021	6/10/2027		344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+6.25%	7.26%	6/10/2021	6/10/2027		238	147	147	0.1%
LX/JT Intermediate Holdings, Inc.	SF+6.00%	7.50%	3/11/2020	3/11/2025		5,518	5,448	5,424	2.2%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	SF+6.00%	7.50%	3/11/2020	3/11/2025		833	—	—	0.0%
Toojay's Management LLC (i)	n/a	n/a (j)	10/26/2018	10/26/2022		1,448	1,407	—	0.0%
Toojay's Management LLC (i)	n/a	n/a (j)	10/26/2018	10/26/2022		199	199	—	0.0%
Toojay's Management LLC (Revolver) (i)	n/a	n/a (j)	10/26/2018	10/26/2022		66	66	—	0.0%
						11,574	10,169	8,499	3.5%
Capital Equipment
MCP Shaw Acquisitionco, LLC	SF+6.50%	7.50%	2/28/2020	11/28/2025		9,733	9,605	9,709	4.0%
MCP Shaw Acquisitionco, LLC	SF+6.50%	7.50%	12/29/2021	11/28/2025		2,995	2,938	2,987	1.2%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (f) (g)	SF+6.50%	7.50%	12/29/2021	11/28/2025		983	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	SF+6.50%	7.50%	2/28/2020	11/28/2025		1,784	595	595	0.2%
						15,495	13,138	13,291	5.4%
Chemicals, Plastics & Rubber
Valudor Products LLC	L+7.50%	7.00% Cash/ 1.50% PIK	6/18/2018	6/19/2023		1,589	1,580	1,894	0.8%
Valudor Products LLC	L+7.50%	8.50%	12/22/2021	6/19/2023		548	548	1,495	0.6%
Valudor Products LLC (k)	L+7.50%	8.50% PIK	6/18/2018	6/19/2023		242	240	236	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	10.50%	6/18/2018	6/19/2023		1,095	644	644	0.2%
						3,474	3,012	4,269	1.7%
Construction & Building
Brightly Software Holdings, Inc. (fka Dude Solutions Holdings, Inc.)	L+6.25%	7.26%	6/14/2019	6/13/2025		9,875	9,742	9,845	4.0%
Brightly Software Holdings, Inc. (fka Dude Solutions Holdings, Inc.) (Revolver) (f)	L+6.25%	7.26%	6/14/2019	6/13/2025		1,304	522	520	0.2%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026		2,035	2,005	2,035	0.9%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026		2,484	2,484	2,484	1.0%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	12/17/2021	4/17/2026		2,229	2,193	2,229	0.9%
						17,927	16,946	17,113	7.0%
Consumer Goods: Durable
Independence Buyer, Inc.	L+5.75%	6.75%	8/3/2021	8/3/2026		5,985	5,879	5,985	2.5%
Independence Buyer, Inc. (Revolver) (f)	L+5.75%	6.75%	8/3/2021	8/3/2026		1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L+6.75%	7.75%	8/4/2021	8/4/2026		3,483	3,421	3,469	1.4%
Recycled Plastics Industries, LLC (Revolver) (f)	L+6.75%	7.75%	8/4/2021	8/4/2026		473	331	330	0.1%
						11,364	9,631	9,784	4.0%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	L+6.50%	7.50%	5/14/2021	4/3/2026		990	981	994	0.4%
The Kyjen Company, LLC (Revolver) (f)	L+6.50%	7.50%	5/14/2021	4/3/2026		105	29	29	0.0%
Thrasio, LLC	L+7.00%	8.01%	12/18/2020	12/18/2026		2,464	2,455	2,455	1.0%
						3,559	3,465	3,478	1.4%
Environmental Industries
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025		988	922	987	0.4%
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025		1,084	1,084	1,084	0.4%
Quest Resource Management Group, LLC	L+6.50%	7.50%	12/7/2021	10/20/2025		3,856	3,784	3,839	1.6%
Quest Resource Management Group, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	12/7/2021	10/20/2025		1,778	389	387	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%	4/29/2016	9/29/2023		2,845	2,840	2,845	1.1%
Synergy Environmental Corporation	L+6.00%	7.00%	4/29/2016	9/29/2023		476	476	476	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%	4/29/2016	9/29/2023		806	806	806	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	7.00%	4/29/2016	9/29/2023		671	—	—	0.0%
						12,504	10,301	10,424	4.2%
FIRE: Finance
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%	12/24/2020	12/24/2026		2,710	940	926	0.4%
Liftforward SPV II, LLC (h)	L+10.75%	11.25%	11/10/2016	9/30/2022		557	557	543	0.2%
Oceana Australian Fixed Income Trust (h) (l) (m)	n/a	10.75%	6/29/2021	6/29/2026		3,387	3,400	3,387	1.4%
Oceana Australian Fixed Income Trust (h) (l) (m)	n/a	11.50%	2/25/2021	2/25/2026		8,040	8,460	8,040	3.3%
W3 Monroe RE Debt LLC (h)	n/a	10.00% PIK	2/5/2021	2/4/2028		2,982	2,982	2,982	1.2%
						17,676	16,339	15,878	6.5%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	10.50%	8/9/2021	6/28/2024		2,301	2,246	2,278	0.9%
NCBP Property, LLC (h)	L+9.50%	10.50%	12/18/2020	12/16/2022		1,950	1,943	1,953	0.8%
						4,251	4,189	4,231	1.7%
Healthcare & Pharmaceuticals
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		3,651	3,620	3,502	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		962	962	923	0.4%
Brickell Bay Acquisition Corp.	L+6.50%	7.50%	2/12/2021	2/12/2026		1,894	1,862	1,901	0.8%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+6.50%	7.50%	2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	L+5.75%	6.75%	6/30/2021	6/30/2027		4,988	4,898	4,634	1.9%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027		3,749	187	173	0.1%
Caravel Autism Health, LLC (Revolver) (f)	L+5.75%	6.75%	6/30/2021	6/30/2027		1,250	625	581	0.2%
Dorado Acquisition, Inc.	L+6.25%	7.25%	6/30/2021	6/30/2026		4,975	4,888	4,973	2.0%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%	6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+6.25%	7.25%	6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+6.00%	7.01%	6/30/2021	6/28/2028		2,932	2,905	2,848	1.2%
NationsBenefits, LLC	L+7.00%	8.00%	8/20/2021	8/20/2026		3,990	3,919	4,070	1.7%
NationsBenefits, LLC (Revolver) (f)	L+7.00%	8.00%	8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a (n)	3/31/2015	n/a	(o)	—	—	1,681	0.7%
Seran BioScience, LLC	L+6.25%	7.25%	12/31/2020	12/31/2025		2,475	2,437	2,478	1.0%
Seran BioScience, LLC (Revolver) (f)	L+6.25%	7.25%	12/31/2020	12/31/2025		444	—	—	0.0%
TigerConnect, Inc.	SF+6.75%	7.75%	2/16/2022	2/16/2028		3,000	2,942	3,000	1.2%
TigerConnect, Inc. (Delayed Draw) (f) (g)	SF+6.75%	7.75%	2/16/2022	2/16/2028		124	—	—	0.0%
TigerConnect, Inc. (Revolver) (f)	SF+6.75%	7.75%	2/16/2022	2/16/2028		429	—	—	0.0%
						36,502	29,245	30,764	12.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
High Tech Industries
Arcstor Midco, LLC	L+7.00%	8.01%	3/16/2021	3/16/2027	4,455	$4,379	$4,261	1.7%
MarkLogic Corporation	L+6.00%	7.00%	10/20/2020	10/20/2025	3,456	3,392	3,508	1.4%
MarkLogic Corporation	L+6.00%	7.00%	11/23/2021	10/20/2025	322	316	328	0.1%
MarkLogic Corporation (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/23/2021	10/20/2025	215	—	—	0.0%
MarkLogic Corporation (Revolver) (f)	L+6.00%	7.00%	10/20/2020	10/20/2025	269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.38% Cash/ 1.50% PIK	2/15/2019	2/14/2025	6,511	6,445	6,488	2.7%
Mindbody, Inc.	L+8.50%	8.38% Cash/ 1.50% PIK	9/22/2021	2/14/2025	671	671	669	0.3%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.38%	2/15/2019	2/14/2025	667	—	—	0.0%
Newforma, Inc.	L+5.50%	6.51%	6/30/2017	6/29/2022	3,702	3,699	3,702	1.5%
Newforma, Inc. (Revolver) (f)	L+5.50%	6.51%	6/30/2017	6/29/2022	1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.50%	12/28/2018	12/30/2024	9,500	9,426	9,476	3.9%
Planful, Inc.	L+6.50%	7.50%	1/11/2021	12/30/2024	1,325	1,325	1,322	0.5%
Planful, Inc. (Delayed Draw) (f) (g)	L+6.50%	7.50%	2/11/2022	12/30/2024	884	663	661	0.3%
Planful, Inc. (Revolver)	L+6.50%	7.50%	12/28/2018	12/30/2024	442	442	441	0.2%
					33,669	30,758	30,856	12.6%
Hotels, Gaming & Leisure
Equine Network, LLC	L+6.00%	7.00%	12/31/2020	12/31/2025	1,733	1,702	1,717	0.7%
Equine Network, LLC	L+6.00%	7.00%	1/29/2021	12/31/2025	786	773	779	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+6.00%	7.00%	12/31/2020	12/31/2025	171	85	85	0.0%
					3,117	2,560	2,581	1.0%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF+5.50%	6.50%	4/7/2017	10/7/2022	1,400	1,400	1,400	0.6%
Destination Media, Inc. (Revolver) (f)	SF+5.50%	6.50%	4/7/2017	10/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	10/30/2020	10/30/2025	2,469	2,431	2,469	1.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	3/12/2021	10/30/2025	715	715	715	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,440	481	485	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	L+6.00%	7.00%	11/20/2020	11/20/2025	1,485	1,463	1,492	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	783	664	668	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF+6.00%	7.00%	12/22/2021	12/22/2026	1,100	1,082	1,100	0.4%
Spherix Global Inc. (Revolver) (f)	SF+6.00%	7.00%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	L+6.50%	7.50%	1/28/2020	1/28/2025	4,619	4,550	4,635	1.9%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%	1/28/2020	1/28/2025	742	—	—	0.0%
					15,973	12,786	12,964	5.3%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,558	1,555	1,558	0.6%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	299	298	299	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	488	488	488	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	184	184	184	0.1%
					2,529	2,525	2,529	1.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	1/4/2019	1/4/2024	1,935	1,920	1,933	0.8%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	6/25/2020	1/4/2024	472	467	471	0.2%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	7/1/2021	1/4/2024	278	273	278	0.1%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%	1/4/2019	1/4/2024	320	224	224	0.1%
Chess.com, LLC	L+6.50%	7.51%	12/31/2021	12/31/2027	6,000	5,886	6,000	2.5%
Chess.com, LLC (Revolver) (f)	L+6.50%	7.51%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	4,000	3,967	3,999	1.6%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	167	—	—	0.0%
CyberGrants Holdings, LLC	L+6.50%	7.25%	9/8/2021	9/8/2027	12,728	12,555	12,728	5.2%
CyberGrants Holdings, LLC (Delayed Draw) (f) (g)	L+6.50%	7.25%	9/8/2021	9/8/2027	2,374	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (f)	L+6.50%	7.50%	9/8/2021	9/8/2027	1,069	748	748	0.3%
Spectrum Science Communications, LLC	SF+6.50%	7.50%	1/25/2022	1/25/2027	1,000	981	1,000	0.4%
Spectrum Science Communications, LLC (Revolver) (f)	SF+6.50%	7.50%	1/25/2022	1/25/2027	200	—	—	0.0%
					31,255	27,081	27,441	11.2%
Retail
BLST Operating Company, LLC	L+8.50%	1.00% Cash/ 9.00% PIK (j)	8/28/2020	8/28/2025	1,147	996	1,143	0.5%
Forman Mills, Inc.	L+9.50%	8.50% Cash/ 2.00% PIK	1/14/2020	12/30/2022	1,336	1,336	1,334	0.6%
Forman Mills, Inc.	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	123	122	122	0.0%
Forman Mills, Inc.	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	7,623	7,606	7,608	3.1%
					10,229	10,060	10,207	4.2%
Services: Business
Aras Corporation	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	2,095	2,062	2,133	0.9%
Aras Corporation (Revolver) (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	150	—	—	0.0%
Burroughs, Inc.	L+7.50%	8.50%	12/22/2017	12/22/2022	5,426	5,408	5,426	2.2%
Burroughs, Inc. (Revolver) (f)	L+7.50%	8.50%	12/22/2017	12/22/2022	1,220	—	—	0.0%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	4,394	4,367	4,378	1.8%
Certify, Inc.	L+5.50%	6.50%	1/21/2022	2/28/2024	499	490	498	0.2%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	599	599	597	0.2%
Certify, Inc. (Delayed Draw) (f) (g)	L+5.50%	6.50%	1/21/2022	2/28/2024	499	—	—	0.0%
Certify, Inc. (Revolver) (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	200	50	50	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.76%	7/9/2019	7/9/2025	9,975	9,854	9,955	4.1%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.76%	7/9/2019	7/9/2025	817	123	122	0.0%
IT Global Holding LLC (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	3,339	3,314	4,333	1.8%
IT Global Holding LLC (h)	L+9.00%	10.00%	7/19/2019	11/10/2023	1,246	1,233	1,617	0.7%
IT Global Holding LLC (Revolver) (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	1,033	0.4%
RedZone Robotics, Inc.	L+6.75%	7.75%	6/1/2018	6/5/2023	210	209	210	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+6.50%	7.50% PIK	5/12/2021	5/12/2027	1,925	1,884	1,933	0.8%
Relativity ODA LLC (Revolver) (f)	L+6.50%	7.50% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	9/30/2021	9/30/2026	7,960	7,866	7,932	3.2%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	9/30/2026	3,404	3,377	3,392	1.4%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	9/30/2026	2,449	2,449	2,440	1.0%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	9/30/2026	2,151	2,151	2,144	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	9/30/2026	1,547	1,547	1,541	0.6%
ServiceMax, Inc. (h)	L+7.00%	8.00% PIK	11/1/2021	11/1/2027	3,572	3,506	3,554	1.5%
ServiceMax, Inc. (Revolver) (f) (h)	L+7.00%	8.00% PIK	11/1/2021	11/1/2027	350	—	—	0.0%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	3,402	3,370	3,349	1.4%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	2,781	2,781	2,737	1.1%
VPS Holdings, LLC (Revolver) (f)	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,001	101	101	0.0%
					62,424	57,616	59,475	24.3%
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025	3,195	3,151	3,195	1.3%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	7,257	7,148	7,257	3.0%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	3,491	3,491	3,491	1.4%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,500	1,650	1,650	0.7%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	750	400	400	0.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	5,503	5,415	5,523	2.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	915	915	919	0.4%
IDIG Parent, LLC (Revolver) (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	429	—	—	0.0%
Kar Wash Holdings, LLC	SF+6.00%	7.00%	2/28/2022	2/26/2027	1,600	1,568	1,596	0.6%
Kar Wash Holdings, LLC (Delayed Draw) (f) (g)	SF+6.00%	7.00%	2/28/2022	2/26/2027	1,143	—	—	0.0%
Kar Wash Holdings, LLC (Revolver) (f)	SF+6.00%	7.00%	2/28/2022	2/26/2027	381	—	—	0.0%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	1,935	1,921	1,935	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	4,062	4,062	4,062	1.7%
Mammoth Holdings, LLC	L+6.00%	7.00%	3/12/2021	10/16/2023	6,340	6,340	6,353	2.6%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	6/15/2021	10/16/2023	1,644	985	987	0.4%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%	10/16/2018	10/16/2023	657	—	—	0.0%
					41,802	37,046	37,368	15.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Telecommunications
Calabrio, Inc.	L+7.00%	8.01%		4/16/2021	4/16/2027		3,400	$3,326	$3,400	1.4%
Calabrio, Inc. (Revolver) (f)	L+7.00%	8.01%		4/16/2021	4/16/2027		409	—	—	0.0%
VHT Solutions	L+7.00%	8.00% PIK		12/21/2021	12/21/2026		1,500	1,472	1,503	0.6%
VHT Solutions (Delayed Draw) (f) (g)	L+7.00%	8.00% PIK		12/21/2021	12/21/2026		120	—	—	0.0%
VHT Solutions (Revolver) (f)	L+7.00%	8.00% PIK		12/21/2021	12/21/2026		43	—	—	0.0%
							5,472	4,798	4,903	2.0%
Wholesale
Nearly Natural, Inc.	L+11.50%	8.51% Cash/ 4.00% PIK		12/15/2017	12/15/2022		6,667	6,647	6,289	2.6%
Nearly Natural, Inc.	L+11.50%	8.51% Cash/ 4.00% PIK		2/16/2021	12/15/2022		3,130	3,107	2,952	1.2%
Nearly Natural, Inc.	L+11.50%	8.51% Cash/ 4.00% PIK		9/22/2020	12/15/2022		1,723	1,713	1,625	0.7%
Nearly Natural, Inc.	L+11.50%	8.51% Cash/ 4.00% PIK		8/28/2019	12/15/2022		1,878	1,878	1,771	0.7%
Nearly Natural, Inc. (Revolver)	L+11.50%	8.51% Cash/ 4.00% PIK		12/15/2017	12/15/2022		2,455	2,455	2,316	0.9%
							15,853	15,800	14,953	6.1%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							391,189	340,980	345,131	140.9%

Unitranche Secured Loans (p)
Aerospace & Defense
Cassavant Holdings, LLC	L+6.50%	7.50%		9/8/2021	9/8/2026		7,960	7,817	7,968	3.3%
							7,960	7,817	7,968	3.3%
Consumer Goods: Non-Durable
Vinci Brands LLC	n/a	2.00% PIK	(j)	7/6/2018	2/6/2024		7,026	7,026	2,340	0.9%
Vinci Brands LLC	n/a	2.00% PIK	(j)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC	n/a	2.00% PIK	(j)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC	n/a	2.00% PIK	(j)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
							24,792	24,768	2,340	0.9%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC	L+6.50%	7.51%		7/18/2018	5/27/2022		10,015	10,015	10,015	4.1%
Priority Ambulance, LLC	L+6.50%	7.51%		4/12/2017	5/27/2022		1,253	1,253	1,253	0.5%
Priority Ambulance, LLC	L+6.50%	7.51%		12/13/2018	5/27/2022		655	655	655	0.3%
Priority Ambulance, LLC	L+6.50%	7.51%		10/22/2020	5/27/2022		990	990	990	0.4%
							12,913	12,913	12,913	5.3%
High Tech Industries
WillowTree, LLC	L+5.00%	6.00%		10/9/2018	10/9/2023		7,589	7,544	7,589	3.1%
							7,589	7,544	7,589	3.1%
Services: Business
Onit, Inc.	SF+7.25%	8.25%		12/20/2021	5/2/2025		1,680	1,651	1,680	0.7%
							1,680	1,651	1,680	0.7%
Telecommunications
VB E1, LLC	L+7.65%	8.66%		11/18/2020	11/18/2026		2,250	2,250	2,295	0.9%
							2,250	2,250	2,295	0.9%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							57,184	56,943	34,785	14.2%

Junior Secured Loans
Banking
MoneyLion, Inc. (h)	SF+8.50%	9.50%		3/25/2022	3/24/2026		5,250	5,198	5,243	2.2%
MoneyLion, Inc. (h)	n/a	12.00%		8/27/2021	5/1/2023		1,500	1,490	1,498	0.6%
MoneyLion, Inc. (Delayed Draw) (f) (g) (h)	SF+8.50%	9.50%		3/25/2022	3/24/2026		1,500	—	—	0.0%
							8,250	6,688	6,741	2.8%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	16.00% PIK		8/9/2021	6/28/2024		1,580	1,546	1,564	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026		5,623	4,790	4,790	2.0%
							7,203	6,336	6,354	2.6%
Services: Consumer
Education Corporation of America	L+11.00%	6.02% Cash/ 5.50% PIK	(j)	9/3/2015	n/a	(o)	833	831	576	0.2%
							833	831	576	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							16,286	13,855	13,671	5.6%

Equity Securities (q) (r)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	(s)	4/1/2021	—		—	269	249	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (t)	—	—	(s)	8/2/2021	—		—	111	111	0.0%
								380	360	0.1%
Banking
MV Receivables II, LLC (1,458 common units) (h) (t)	—	—	(s)	7/29/2021	—		—	600	1,115	0.5%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (h) (t)	—	—	(s)	7/28/2021	7/28/2031		—	363	1,007	0.4%
								963	2,122	0.9%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(s)	8/19/2016	—		—	5,468	3,397	1.4%
								5,468	3,397	1.4%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (t)	—	—	(s)	2/28/2020	—		—	119	140	0.1%
								119	140	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (t)	n/a	10.00% PIK		6/18/2018	—		—	501	252	0.1%
								501	252	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(s)	8/3/2021	—		—	81	109	0.0%
								81	109	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(s)	10/19/2020	3/19/2028		—	67	209	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(s)	10/19/2021	3/19/2028		—	—	146	0.1%
								67	355	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (h) (t)	—	—	(s)	12/24/2020	—		—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	58	328	0.2%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	9	51	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	1	8	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—		—	9	51	0.0%
								77	438	0.2%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (t)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—		—	2	257	0.1%
								2	257	0.1%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(s)	6/30/2021	—		—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(s)	6/30/2021	—		—	—	52	0.0%
NationsBenefits, LLC (116,460 Series B units) (t)	n/a	5.00% PIK		8/20/2021	—		—	781	938	0.4%
NationsBenefits, LLC (106,667 shares of common units) (t)	—	—	(s)	8/20/2021	—		—	153	171	0.1%
Seran BioScience, LLC (33,333 common units) (t)	—	—	(s)	12/31/2020	—		—	334	585	0.2%
								1,447	1,925	0.8%
High Tech Industries
MarkLogic Corporation (290,239 Class A units)	—	—	(s)	10/20/2020	—		—	290	340	0.1%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—		—	473	464	0.2%
Recorded Future, Inc. (80,486 Class A units) (u)	—	—	(s)	7/3/2019	—		—	81	227	0.1%
								844	1,031	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (t)	—	—	(s)	12/31/2020	—		—	111	104	0.0%
								111	104	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (h) (v)	—	—	(s)	12/22/2016	—		—	114	1,745	0.7%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (m)	—	—	(s)	9/18/2015	9/18/2025		—	—	2,053	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—		—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(s)	11/20/2020	—		—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	(s)	12/22/2021	—		—	81	84	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—		—	49	122	0.1%
								284	4,044	1.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (t)	—	—	(s)	1/4/2019	—		—	$297	$451	0.2%
Chess.com, LLC (2 Class A units) (t)	—	—	(s)	12/31/2021	—		—	87	87	0.0%
								384	538	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (t)	—	—	(s)	8/28/2020	—		—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(s)	1/14/2020	1/14/2029		—	—	1,079	0.4%
Luxury Optical Holdings Co. (w)	n/a	n/a	(s)	9/12/2014	—		—	—	117	0.1%
								712	1,616	0.7%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(s)	11/1/2017	—		—	395	782	0.3%
								395	782	0.3%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(j)	9/3/2015	—		—	7,492	2,281	0.9%
Express Wash Acquisition Company, LLC (121,311 Class A units) (t)	n/a	8.00% PIK		12/28/2020	—		—	125	225	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (t) (x)	—	—	(s)	1/4/2021	—		—	248	437	0.2%
Kar Wash Holdings, LLC (85,917 Class A units)	—	—	(s)	2/28/2022	—		—	86	86	0.0%
								7,951	3,029	1.2%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(s)	12/15/2017	—		—	153	49	0.0%
Nearly Natural, Inc. (39,394 Class AA units)	—	—	(s)	8/27/2021	—		—	39	—	0.0%
								192	49	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								19,978	20,548	8.4%
Total Non-Controlled/Non-Affiliate Company Investments								$431,756	$414,135	169.1%

Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f)	L+5.50%	6.50%		9/9/2020	6/28/2024		477	$—	$—	0.0%
							477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	5/15/2022		10,819	10,819	10,757	4.4%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	5/15/2022		4,944	4,944	4,916	2.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	5/15/2022		649	649	645	0.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	5/15/2022		2,387	2,387	2,961	1.2%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	5/15/2022		4,442	4,442	4,416	1.8%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	5/15/2022		21	21	21	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	5/15/2022		102	101	101	0.0%
HFZ Capital Group LLC (h) (z)	L+12.50%	14.00% PIK		10/20/2017	n/a	(o)	13,242	13,242	15,349	6.3%
HFZ Capital Group LLC (h) (z)	L+12.50%	14.00% PIK		10/20/2017	n/a	(o)	4,758	4,758	5,515	2.2%
MC Asset Management (Corporate), LLC (h)	L+15.00%	16.00% PIK		1/26/2021	1/26/2024		7,456	7,456	7,456	3.0%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+15.00%	16.00% PIK		4/26/2021	1/26/2024		1,678	885	885	0.4%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+7.00%	7.50%		8/11/2021	8/9/2024		4,875	2,592	2,592	1.1%
							55,373	52,296	55,614	22.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L+5.50%	6.50%		2/5/2020	2/5/2025		6,348	6,272	6,348	2.6%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
							7,477	6,272	6,348	2.6%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		5,266	5,243	5,840	2.4%
							5,266	5,243	5,840	2.4%
Services: Business
Curion Holdings, LLC	n/a	14.00% PIK	(j)	5/2/2017	3/31/2023		4,533	4,450	4,770	2.0%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(j)	5/2/2017	3/31/2023		871	523	575	0.2%
							5,404	4,973	5,345	2.2%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(j)	6/25/2019	n/a	(o)	1,356	1,312	520	0.2%
							1,356	1,312	520	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							75,353	70,096	73,667	30.1%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (h)	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.4%
							5,850	5,850	5,850	2.4%
Services: Business
Curion Holdings, LLC	n/a	15.00% PIK	(j)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC	n/a	15.00% PIK	(j)	8/17/2018	1/2/2023		44	—	—	0.0%
							1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans							7,614	5,851	5,850	2.4%

Equity Securities (r) (y)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (i) (t)	—	—	(s)	9/9/2020	—		—	1,631	3,344	1.3%
								1,631	3,344	1.3%
FIRE: Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(s)	10/9/2014	12/18/2024		—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (t) (z)	—	—	(s)	6/11/2019	—		—	793	450	0.2%
SFR Holdco, LLC (24.4% of interests) (h)	—	—	(s)	8/6/2021	—		—	3,900	3,900	1.6%
								4,693	4,350	1.8%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (t)	n/a	8.00% PIK		2/5/2020	—		—	2,032	2,465	1.0%
Familia Dental Group Holdings, LLC (1,158 Class A units) (t) (aa)	—	—	(s)	4/8/2016	—		—	3,968	1,968	0.8%
								6,000	4,433	1.8%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(s)	6/30/2020	—		—	—	—	0.0%
								—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(s)	8/17/2018	—		—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (t)	—	—	(s)	6/21/2019	—		—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,782	12,127	4.9%
Total Non-Controlled Affiliate Company Investments								$89,729	$91,644	37.4%

Controlled Affiliate Company Investments (ab)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—		—	$42,150	$40,210	16.4%
A Total Controlled Affiliate Equity Securities								42,150	40,210	16.4%
Total Controlled Affiliate Company Investments								$42,150	$40,210	16.4%

TOTAL INVESTMENTS								$563,635	$545,989	222.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$97		£79	Bannockburn Global Forex, LLC	4/4/2022	$(6)
Foreign currency forward contract	$36		£29	Bannockburn Global Forex, LLC	5/6/2022	(2)
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	4/19/2022	4
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	5/17/2022	3
Foreign currency forward contract	$119	AUD	153	Bannockburn Global Forex, LLC	6/17/2022	4
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	3
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	3
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	4
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	4
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	3
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	3
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	4
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	3
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	3
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	4
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	2
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	4
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	3
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	3
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	3
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	3
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	3
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	3
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	3
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	3
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	298
						$365

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2022

(in thousands, except for shares and units)

(a)	All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at March 31, 2022. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2022 represented 222.9% of the Company’s net assets or 96.7% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company's board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $244,901 as of March 31, 2022.
(f)	All or a portion of this commitment was unfunded at March 31, 2022. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets totaled 23.9% of the Company’s total assets.
(i)	During 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company's outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of March 31, 2022.
(j)	This position was on non-accrual status as of March 31, 2022, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(k)	This investment represents a note convertible to preferred shares of the borrower.
(l)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(m)	This is an international company.
(n)	During 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company's share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. This investment is a non-income producing security.
(o)	This is a demand note with no stated maturity.
(p)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(q)	Represents less than 5% ownership of the portfolio company’s voting securities.
(r)	Ownership of certain equity investments may occur through a holding company or partnership.
(s)	Represents a non-income producing security.
(t)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(u)	As of March 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(v)	The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(w)	During the three months ended December 31, 2021, the Company sold its investment in Luxury Optical Holding Co. The fair value at March 31, 2022 represents the remaining expected escrow proceeds associated with the sale.
(x)	As of March 31, 2022, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
(aa)	As of March 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $244.
(ab)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

n/a - not applicable

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+6.00%	7.00%	4/1/2021	4/1/2027	3,483	$3,419	$3,544	1.4%
Born To Run, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	4/1/2021	4/1/2027	569	33	34	0.0%
Hastings Manufacturing Company	L+7.25%	8.25%	4/24/2018	4/24/2023	2,524	2,508	2,524	1.0%
Lifted Trucks Holdings, LLC	L+5.75%	6.75%	8/2/2021	8/2/2027	7,000	6,866	6,979	2.8%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,667	444	443	0.2%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	12/18/2018	12/18/2023	4,850	4,812	4,850	1.9%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	7/6/2020	12/18/2023	1,908	1,885	1,938	0.8%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	8/4/2021	12/18/2023	829	815	842	0.4%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.50%	12/18/2018	12/18/2023	500	—	—	0.0%
					24,730	20,782	21,154	8.5%
Banking
MV Receivables II, LLC (Delayed Draw) (f) (g) (h)	L+9.75%	11.25%	7/29/2021	7/29/2026	8,000	971	1,289	0.5%
StarCompliance MidCo, LLC	L+6.75%	7.75%	1/12/2021	1/11/2027	2,000	1,965	2,000	0.8%
StarCompliance MidCo, LLC	L+6.75%	7.75%	10/12/2021	1/11/2027	336	329	336	0.1%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	322	—	—	0.0%

					10,658	3,265	3,625	1.4%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	1,496	1,468	1,496	0.6%
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	1,432	1,432	1,432	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	238	119	119	0.0%
LX/JT Intermediate Holdings, Inc. (k)	L+6.00%	7.50%	3/11/2020	3/11/2025	9,375	9,246	9,239	3.7%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	833	—	—	0.0%
Toojay's Management LLC (l)	n/a	n/a (m)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay's Management LLC (l)	n/a	n/a (m)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay's Management LLC (Revolver) (l)	n/a	n/a (m)	10/26/2018	10/26/2022	66	66	—	0.0%
					15,431	13,937	12,286	4.9%

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate	Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
FIRE: Finance
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%	12/24/2020	12/24/2026		2,710	$677	$677	0.3%
Liftforward SPV II, LLC (h)	L+10.75%	11.25%	11/10/2016	9/30/2022		744	744	713	0.3%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	10.75%	6/29/2021	6/29/2026		3,288	3,400	3,288	1.3%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	11.50%	2/25/2021	2/25/2026		7,805	8,460	7,805	3.1%
W3 Monroe RE Debt LLC (h)	n/a	10.00% PIK	2/5/2021	2/4/2028		2,906	2,906	2,906	1.2%
						17,453	16,187	15,389	6.2%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	10.50%	8/9/2021	6/28/2024		3,572	3,477	3,571	1.4%
NCBP Property, LLC (h)	L+9.50%	10.50%	12/18/2020	12/16/2022		1,950	1,940	1,955	0.8%
						5,522	5,417	5,526	2.2%
Healthcare & Pharmaceuticals
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		3,632	3,597	3,462	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		955	955	910	0.4%
Brickell Bay Acquisition Corp.	L+6.50%	7.50%	2/12/2021	2/12/2026		1,899	1,865	1,889	0.7%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+6.50%	7.50%	2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	L+5.75%	6.75%	6/30/2021	6/30/2027		5,000	4,906	4,699	1.9%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027		3,750	187	176	0.1%
Caravel Autism Health, LLC (Revolver) (f)	L+5.75%	6.75%	6/30/2021	6/30/2027		1,250	625	587	0.2%
Dorado Acquisition, Inc.	L+6.75%	7.75%	6/30/2021	6/30/2026		4,988	4,895	4,983	2.0%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.75%	7.75%	6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+6.75%	7.75%	6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+6.00%	7.00%	6/30/2021	6/28/2028		2,939	2,911	2,857	1.1%
NationsBenefits, LLC	L+7.00%	8.00%	8/20/2021	8/20/2026		4,000	3,924	3,993	1.6%
NationsBenefits, LLC (Revolver) (f)	L+7.00%	8.00%	8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a (o)	3/31/2015	n/a	(p)	—	—	1,681	0.7%
Seran BioScience, LLC	L+6.25%	7.25%	12/31/2020	12/31/2025		2,481	2,440	2,487	1.0%
Seran BioScience, LLC (Revolver) (f)	L+6.25%	7.25%	12/31/2020	12/31/2025		444	—	—	0.0%
						32,977	26,305	27,724	11.1%
High Tech Industries
Arcstor Midco, LLC	L+7.00%	8.00%	3/16/2021	3/16/2027		4,466	4,386	4,433	1.8%
MarkLogic Corporation	L+6.00%	7.00%	10/20/2020	10/20/2025		3,465	3,396	3,517	1.4%
MarkLogic Corporation	L+6.00%	7.00%	11/23/2021	10/20/2025		323	317	330	0.1%
MarkLogic Corporation (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/23/2021	10/20/2025		215	—	—	0.0%
MarkLogic Corporation (Revolver) (f)	L+6.00%	7.00%	10/20/2020	10/20/2025		269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025		6,487	6,415	6,438	2.6%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	9/22/2021	2/14/2025		669	669	664	0.3%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%	2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+5.50%	6.50%	6/30/2017	6/30/2022		3,890	3,882	3,890	1.6%
Newforma, Inc. (Revolver) (f)	L+5.50%	6.50%	6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.50%	12/28/2018	12/30/2024		9,500	9,414	9,472	3.8%
Planful, Inc.	L+6.50%	7.50%	1/11/2021	12/30/2024		1,325	1,325	1,322	0.5%
Planful, Inc. (Revolver) (f)	L+6.50%	7.50%	12/28/2018	12/30/2024		442	88	88	0.0%
						32,968	29,892	30,154	12.1%
Hotels, Gaming & Leisure
Equine Network, LLC	L+8.00%	9.00%	12/31/2020	12/31/2025		1,737	1,704	1,733	0.7%
Equine Network, LLC	L+8.00%	9.00%	1/29/2021	12/31/2025		788	774	786	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	L+8.00%	9.00%	12/31/2020	12/31/2025		427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+8.00%	9.00%	12/31/2020	12/31/2025		171	85	85	0.1%
						3,123	2,563	2,604	1.1%

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Services: Business
Onit, Inc.	L+7.25%	8.25%		12/20/2021	5/2/2025		1,500	$1,472	$1,472	0.6%
							1,500	1,472	1,472	0.6%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g)	L+7.65%	8.15%		11/18/2020	11/18/2026		2,250	1,100	1,118	0.4%
							2,250	1,100	1,118	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							72,498	70,977	51,494	20.6%

Junior Secured Loans
Banking
MoneyLion, Inc. (h)	n/a	12.00%		8/27/2021	5/1/2023		1,500	1,488	1,522	0.6%
							1,500	1,488	1,522	0.6%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	16.00% PIK		8/9/2021	6/28/2024		1,520	1,482	1,530	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026		5,576	4,665	4,886	2.0%
							7,096	6,147	6,416	2.6%
Services: Consumer
Education Corporation of America	L+11.00%	5.72% Cash/ 5.50% PIK	(m)	9/3/2015	n/a	(p)	833	831	576	0.2%
							833	831	576	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							9,429	8,466	8,514	3.4%

Equity Securities (x) (y)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	(z)	4/1/2021	—		—	269	293	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (aa)	—	—	(z)	8/2/2021	—		—	111	109	0.1%
								380	402	0.2%
Banking
MV Receivables II, LLC (729 common units) (h) (aa)	—	—	(z)	7/29/2021	—		—	300	558	0.2%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (h) (aa)	—	—	(z)	7/28/2021	7/28/2031		—	363	1,007	0.4%
								663	1,565	0.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(z)	8/19/2016	—	—	$5,468	$3,699	1.5%
							5,468	3,699	1.5%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (aa)	—	—	(z)	2/28/2020	—	—	119	148	0.1%
							119	148	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (aa)	n/a	10.00% PIK		6/18/2018	—	—	501	16	0.0%
							501	16	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(z)	8/3/2021	—	—	81	101	0.0%
							81	101	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2020	3/19/2028	—	67	286	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2021	3/19/2028	—	—	169	0.1%
							67	455	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (h) (aa)	—	—	(z)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	58	219	0.1%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	9	34	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	9	34	0.0%
							77	292	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (aa)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	2	2	0.0%
							2	2	0.0%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(z)	6/30/2021	—	—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(z)	6/30/2021	—	—	—	9	0.0%
NationsBenefits, LLC (888,889 Series A units) (aa)	n/a	9.00% PIK		8/20/2021	—	—	736	714	0.3%
NationsBenefits, LLC (106,667 shares of common units) (aa)	—	—	(z)	8/20/2021	—	—	153	67	0.0%
Seran BioScience, LLC (33,333 common units) (aa)	—	—	(z)	12/31/2020	—	—	334	714	0.3%
							1,402	1,683	0.7%
High Tech Industries
MarkLogic Corporation (290,239 Class A units)	—	—	(z)	10/20/2020	—	—	290	423	0.2%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—	—	473	557	0.2%
Recorded Future, Inc. (80,486 Class A units) (ab)	—	—	(z)	7/3/2019	—	—	81	203	0.1%
							844	1,183	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (99 Class A units) (aa)	—	—	(z)	12/31/2020	—	—	99	102	0.0%
							99	102	0.0%

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate		Acquisition Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	% of Net Assets (e)
Non-Controlled Affiliate Company Investments (ad)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f)	L+5.50%	6.50%		9/9/2020	6/28/2024		477	$—	$—	0.0%
							477	—	—	0.0%
FIRE Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	3/31/2022		10,457	10,457	10,457	4.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	3/31/2022		4,753	4,753	4,753	1.9%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	3/31/2022		634	634	634	0.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	3/31/2022		2,331	2,331	3,164	1.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	3/31/2022		4,315	4,315	4,357	1.8%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	3/31/2022		20	20	20	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	3/31/2022		99	99	99	0.0%
HFZ Capital Group LLC (h) (ae)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	13,242	13,242	15,084	6.0%
HFZ Capital Group LLC (h) (ae)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	4,758	4,758	5,420	2.2%
MC Asset Management (Corporate), LLC (h)	L+15.00%	16.00% PIK		1/26/2021	1/26/2024		7,154	7,154	7,154	2.9%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+15.00%	16.00% PIK		4/26/2021	1/26/2024		1,643	850	850	0.3%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+7.00%	7.50%		8/11/2021	8/9/2024		4,875	2,104	2,104	0.8%
							54,281	50,717	54,096	21.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (k)	L+5.50%	6.50%		2/5/2020	2/5/2025		6,392	6,308	6,392	2.6%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
							7,521	6,308	6,392	2.6%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		5,193	5,165	5,771	2.3%
							5,193	5,165	5,771	2.3%
Services: Business
Curion Holdings, LLC (ag)	n/a	14.00% PIK	(m)	5/2/2017	8/31/2022		4,533	4,497	4,561	1.8%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	8/31/2022		871	528	550	0.2%
							5,404	5,025	5,111	2.0%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(m)	6/25/2019	n/a	(p)	1,356	1,312	632	0.3%
							1,356	1,312	632	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							74,232	68,527	72,002	28.9%

Junior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (h)	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.3%
							5,850	5,850	5,850	2.3%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		44	—	—	0.0%
							1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans							7,614	5,851	5,850	2.3%

Equity Securities (y) (ad)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (l) (aa)	—	—	(z)	9/9/2020	—		—	1,631	3,148	1.3%
								1,631	3,148	1.3%
FIRE: Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(z)	10/9/2014	12/18/2024		—	—	264	0.1%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (aa) (ae)	—	—	(z)	6/11/2019	—		—	793	644	0.2%
Second Avenue SFR Holdings II LLC (24.4% of interests) (h)	—	—	(z)	8/6/2021	—		—	3,900	3,900	1.6%
								4,693	4,808	1.9%

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

On February 28, 2014, the Company’s wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended. MRCC SBIC commenced operations on September 16, 2013. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved. See Note 7 for additional information.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, including MRCC SBIC (through its dissolution date) and its wholly-owned general partner MCC SBIC GP, LLC, and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidies”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2022 and 2021, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of zero and $60, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,009 and $4,370 as of March 31, 2022 and December 31, 2021, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2022 and 2021 totaled $289 and $465, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2022	2021
Interest income	$9,085	$8,961
PIK interest income	1,821	1,679
Dividend income (1)	1,009	1,262
Fee income	—	477
Prepayment gain (loss)	198	482
Accretion of discounts and amortization of premium	378	352
Total investment income	$12,491	$13,213

(1)	Includes PIK dividends of $108 and $62, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $12,205 and $14,693 at March 31, 2022 and December 31, 2021, respectively.

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

Restricted Cash

Restricted cash included amounts held within MRCC SBIC. Cash held within an SBIC is generally restricted to the originations of new loans from the SBIC and the payment of SBA debentures and related interest expense.

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2022 and December 31, 2021, the Company had unamortized deferred financing costs of $4,154 and $5,794 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2022 and 2021 was $601 and $601, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of both March 31, 2022 and December 31, 2021, other assets on the consolidated statements of assets and liabilities included $123 of deferred offering costs which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of March 31, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars. As of December 31, 2021, the Company held investments in one portfolio company that was denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three months ended March 31, 2022 and 2021, the Company recorded a net expense on the consolidated statements of operations of $19 and $30, respectively, for U.S. federal excise tax. As of March 31, 2022 and December 31, 2021, the Company had a receivable of $74 and a payable of $183 for excise taxes, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2022 and 2021, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries. As of both March 31, 2022 and December 31, 2021, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2022. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$411,076	72.9%	$415,600	72.1%
Unitranche secured loans	56,943	10.1	70,977	12.3
Junior secured loans	19,706	3.5	14,317	2.5
LLC equity interest in SLF	42,150	7.5	42,150	7.3
Equity securities	33,760	6.0	33,134	5.8
Total	$563,635	100.0%	$576,178	100.0%

	March 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$418,798	76.7%	$423,700	75.4%
Unitranche secured loans	34,785	6.4	51,494	9.2
Junior secured loans	19,521	3.6	14,364	2.6
LLC equity interest in SLF	40,210	7.3	41,125	7.3
Equity securities	32,675	6.0	31,010	5.5
Total	$545,989	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2022		December 31, 2021
Amortized Cost:
International	$11,860	2.1%	$11,860	2.0%
Midwest	136,917	24.3	145,023	25.2
Northeast	102,791	18.2	107,828	18.7
Southeast	161,253	28.6	164,100	28.5
Southwest	39,402	7.0	40,121	7.0
West	111,412	19.8	107,246	18.6
Total	$563,635	100.0%	$576,178	100.0%

	March 31, 2022		December 31, 2021
Fair Value:
International	$11,427	2.1%	$11,093	2.0%
Midwest	133,364	24.4	143,435	25.5
Northeast	108,769	19.9	112,175	20.0
Southeast	156,956	28.7	159,807	28.4
Southwest	43,457	8.0	44,380	7.9
West	92,016	16.9	90,803	16.2
Total	$545,989	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$7,817	1.4%	$7,828	1.4%
Automotive	19,905	3.5	21,162	3.7
Banking	11,641	2.1	5,416	1.0
Beverage, Food & Tobacco	17,268	3.1	21,036	3.7
Capital Equipment	13,257	2.4	12,656	2.2
Chemicals, Plastics & Rubber	3,513	0.6	9,426	1.6
Construction & Building	16,946	3.0	16,450	2.9
Consumer Goods: Durable	9,712	1.7	9,536	1.7
Consumer Goods: Non-Durable	28,233	5.0	28,232	4.9
Environmental Industries	10,368	1.8	17,103	3.0
FIRE: Finance	16,416	2.9	16,264	2.8
FIRE: Real Estate	73,366	13.0	72,826	12.6
Healthcare & Pharmaceuticals	55,877	9.9	52,743	9.2
High Tech Industries	44,389	7.9	52,710	9.1
Hotels, Gaming & Leisure	2,671	0.5	2,662	0.5
Investment Funds & Vehicles	42,150	7.5	42,150	7.3
Media: Advertising, Printing & Publishing	13,070	2.3	13,421	2.3
Media: Broadcasting & Subscription	2,525	0.4	2,472	0.4
Media: Diversified & Production	27,465	4.9	23,853	4.1
Retail	10,772	1.9	10,954	1.9
Services: Business	64,636	11.5	69,292	12.0
Services: Consumer	48,598	8.6	46,284	8.0
Telecommunications	7,048	1.3	5,892	1.0
Wholesale	15,992	2.8	15,810	2.7
Total	$563,635	100.0%	$576,178	100.0%

	March 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,968	1.5%	$7,972	1.4%
Automotive	20,150	3.7	21,556	3.8
Banking	13,196	2.4	6,712	1.2
Beverage, Food & Tobacco	15,240	2.8	19,133	3.4
Capital Equipment	13,431	2.5	12,839	2.3
Chemicals, Plastics & Rubber	4,521	0.8	10,163	1.8
Construction & Building	17,113	3.1	16,636	3.0
Consumer Goods: Durable	9,893	1.8	9,734	1.7
Consumer Goods: Non-Durable	5,818	1.1	8,460	1.5
Environmental Industries	10,779	2.0	17,693	3.2
FIRE: Finance	16,316	3.0	15,681	2.8
FIRE: Real Estate	76,656	14.0	76,698	13.6
Healthcare & Pharmaceuticals	56,383	10.3	53,179	9.5
High Tech Industries	45,316	8.3	54,085	9.6
Hotels, Gaming & Leisure	2,685	0.5	2,706	0.5
Investment Funds & Vehicles	40,210	7.4	41,125	7.3
Media: Advertising, Printing & Publishing	17,008	3.1	16,794	3.0
Media: Broadcasting & Subscription	2,529	0.5	2,477	0.5
Media: Diversified & Production	27,979	5.1	24,220	4.3
Retail	11,823	2.2	11,478	2.0
Services: Business	67,282	12.3	71,540	12.7
Services: Consumer	41,493	7.6	39,248	7.0
Telecommunications	7,198	1.3	5,988	1.1
Wholesale	15,002	2.7	15,576	2.8
Total	$545,989	100.0%	$561,693	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both March 31, 2022 and December 31, 2021, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2022 and December 31, 2021, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $84,300 was funded.

As of both March 31, 2022 and December 31, 2021, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both March 31, 2022 and December 31, 2021, $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three months ended March 31, 2022 and 2021, the Company received $900 and $1,200 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $175,000, subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.10%.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2022 and 2021, SLF incurred $51 and $58, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of March 31, 2022 and December 31, 2021, SLF had total assets at fair value of $202,062 and $194,623, respectively. As of both March 31, 2022 and December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1,094 and $1,072, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2022 and December 31, 2021, SLF had $3,696 and $2,061, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Senior secured loans (1)	201,312	193,062
Weighted average current interest rate on senior secured loans (2)	6.0%	5.9%
Number of portfolio company investments in SLF	61	57
Largest portfolio company investment (1)	6,703	6,720
Total of five largest portfolio company investments (1)	26,915	27,074

(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2022

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.75%	11/5/2025	2,744	$2,671
Bromford Industries Limited (c)	P+4.25%	7.75%	11/5/2025	1,829	1,781
Trident Maritime Systems, Inc.	L+5.50%	6.51%	2/26/2027	2,460	2,460
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	204
				7,298	7,116
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,451	1,454
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.26%	12/14/2026	1,704	1,713
Truck-Lite Co., LLC	L+6.25%	7.26%	12/14/2026	253	254
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,947	1,861
				5,875	5,282
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	12/30/2022	1,116	1,094
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,609	3,613
				4,725	4,707
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,739	4,635
DS Parent, Inc.	L+5.75%	6.76%	12/8/2028	2,963	2,888
MacQueen Equipment, LLC	L+5.25%	6.26%	1/7/2028	2,112	2,112
MacQueen Equipment, LLC (Delayed Draw) (d)	L+5.25%	6.26%	1/7/2028	592	—
MacQueen Equipment, LLC (Revolver) (d)	L+5.25%	6.26%	1/7/2028	296	59
				10,702	9,694
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,168	1,158
				1,168	1,158
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,902	2,833
				2,902	2,833
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.21%	5/1/2024	1,699	1,574
Runner Buyer INC.,	L+5.50%	6.25%	10/23/2028	3,000	2,880
				4,699	4,454
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.51%	9/26/2025	2,411	2,279
				2,411	2,279
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,257	4,030
Polychem Acquisition, LLC	L+5.00%	6.50%	3/17/2025	2,910	2,909
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,820	3,116
PVHC Holding Corp	L+4.75%	5.76%	8/5/2024	3,209	2,968
				15,196	13,023
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.71%	7/30/2025	4,504	4,457
Offen, Inc.	L+5.00%	5.46%	6/22/2026	2,249	2,249
Offen, Inc.	L+5.00%	5.46%	6/22/2026	874	874
				7,627	7,580
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	6.26%	12/13/2024	2,936	2,923
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	65	65
Minotaur Acquisition, Inc.	L+4.75%	5.21%	3/27/2026	4,895	4,859
				7,896	7,847
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	6.76%	1/30/2026	4,837	4,819
				4,837	4,819
Healthcare & Pharmaceuticals
Cano Health, LLC	SF+4.00%	4.51%	11/23/2027	1,985	1,959
HAH Group Holding Company, LLC (f)	SF+5.00%	6.00%	10/29/2027	3,000	2,970
LSCS Holdings, Inc.	L+4.50%	5.00%	12/15/2028	1,842	1,825
Paragon Healthcare, Inc.	SF+5.75%	6.75%	1/19/2028	2,082	2,082
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF+5.75%	6.75%	1/19/2028	429	—
Paragon Healthcare, Inc. (Revolver) (d)	SF+5.75%	6.75%	1/19/2028	490	—
Radiology Partners, Inc.	L+4.25%	4.70%	7/9/2025	4,760	4,707
TEAM Public Choices, LLC	L+5.00%	6.01%	12/17/2027	2,977	2,955
				17,565	16,498
High Tech Industries
Corel Inc. (c)	L+5.00%	5.51%	7/2/2026	3,750	3,751
Lightbox Intermediate, L.P.	L+5.00%	6.01%	5/11/2026	4,863	4,790
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,863	4,814
TGG TS Acquisition Company	L+6.50%	6.96%	12/12/2025	3,435	3,423
				16,911	16,778
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,154	4,097
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,291	2,093
Tait LLC	L+5.00%	5.22%	3/28/2025	4,114	3,865
Tait LLC (Revolver)	P+4.00%	7.50%	3/28/2025	769	736
				11,328	10,791
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,328
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,328
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,702	6,601
STATS Intermediate Holdings, LLC	L+5.25%	5.72%	7/10/2026	4,888	4,864
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	2,814	2,811
				14,404	14,276
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.01%	9/23/2025	4,875	4,875
CHA Holdings, Inc	L+4.50%	5.51%	4/10/2025	1,975	1,896
CHA Holdings, Inc	L+4.50%	5.51%	4/10/2025	416	400
Eliassen Group LLC	L+4.25%	4.71%	11/5/2024	3,951	3,951
Engage2Excel, Inc.	L+7.25%	8.25%	3/7/2023	4,315	4,309
Engage2Excel, Inc.	L+7.25%	8.25%	3/7/2023	779	777
Engage2Excel, Inc. (Revolver) (d)	L+7.25%	8.25%	3/7/2023	557	452
Orbit Purchaser LLC	L+4.50%	5.51%	10/21/2024	2,425	2,389
Orbit Purchaser LLC	L+4.50%	5.51%	10/21/2024	1,873	1,844
Orbit Purchaser LLC	L+4.50%	5.51%	10/21/2024	548	539
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,802	3,756
Secretariat Advisors LLC	L+4.75%	5.76%	12/29/2028	1,706	1,701
Secretariat Advisors LLC (Delayed Draw) (d)	L+4.75%	5.76%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.96%	8/4/2025	1,838	1,704
Teneo Holdings LLC	SF+5.25%	6.25%	7/11/2025	4,875	4,842
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,381	2,381
				37,586	35,816
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,162	2,155
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,217	2,194
McKissock Investment Holdings, LLC	SF+5.00%	5.95%	3/9/2029	2,500	2,491
				7,706	6,840
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,774	1,762
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,661
Sandvine Corporation	L+4.50%	4.96%	10/31/2025	2,000	1,981
				5,441	5,404
Transportation: Cargo
Keystone Purchaser, LLC	L+6.25%	7.25%	5/7/2027	2,992	2,992
				2,992	2,992
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+4.25%	5.25%	10/1/2025	1,691	1,640
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+5.25%	6.25%	10/1/2025	247	244
				1,938	1,884
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,385
HALO Buyer, Inc.	L+4.50%	5.51%	6/30/2025	4,812	4,470
				9,298	8,855

TOTAL INVESTMENTS					$195,254

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF") or Prime ("P") which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at March 31, 2022. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of March 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of March 31, 2022, meaning that the Company has ceased accruing interest income on the position.
(f)	Investment position or portion thereof unsettled at March 31, 2022.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+5.50%	6.50%	2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	—
				7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	253	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,952	1,951
				5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,619	3,619
				4,735	4,691
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+5.75%	6.50%	12/8/2028	3,000	2,970
				7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,178	1,169
				1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,910	2,838
				2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,711	1,590
Runner Buyer Inc. (e)	L+5.50%	6.25%	10/23/2028	3,000	2,970
				4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.18%	9/26/2025	2,418	2,284
				2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,918	2,917
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,217	2,976
				15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.35%	7/30/2025	4,516	4,471
Offen, Inc.	L+5.00%	5.10%	6/22/2026	2,388	2,387
Offen, Inc.	L+5.00%	5.10%	6/22/2026	876	876
				7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+4.75%	4.85%	3/27/2026	4,912	4,894
				7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	5.97%	1/30/2026	4,850	4,824
				4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+4.00%	4.51%	11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+4.50%	5.00%	12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+4.25%	4.35%	7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+5.00%	6.00%	12/17/2027	2,992	2,985
				11,593	11,531

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
Corel Inc. (c)	L+5.00%	5.18%	7/2/2026	3,800	$3,797
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,875	4,814
LW Buyer, LLC	L+5.00%	5.14%	12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+6.50%	6.60%	12/12/2025	3,435	3,446
				16,985	16,920
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,165	4,155
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,297	2,037
Tait LLC	L+5.00%	5.14%	3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	728
				11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+5.25%	5.41%	7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	3,866	3,871
				15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,888	4,900
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,980	1,901
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	418	401
Eliassen Group LLC	L+4.25%	4.35%	11/5/2024	3,956	3,956
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,326	4,329
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	781	781
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	549	548
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+4.75%	5.50%	12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+4.75%	5.50%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.60%	8/4/2025	1,850	1,683
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,387	2,387
				37,681	36,471
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,222	2,214
				5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,669
Sandvine Corporation	L+4.50%	4.60%	10/31/2025	2,000	1,999
				5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+6.25%	7.25%	5/7/2027	3,000	2,947
				3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,695	1,644
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,824	4,547
				9,310	9,016

TOTAL INVESTMENTS					$189,109

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF") or Prime ("P") which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value	$195,254	$189,109
Cash	111	40
Restricted cash	5,900	4,862
Interest receivable	773	600
Other assets	24	12
Total assets	202,062	194,623
Liabilities
Revolving credit facility	120,114	94,765
Less: Unamortized deferred financing costs	(2,121)	(2,319)
Total debt, less unamortized deferred financing costs	117,993	92,446
Payable for open trades	2,895	19,367
Interest payable	299	242
Accounts payable and accrued expenses	455	318
Total liabilities	121,642	112,373
Members’ capital	80,420	82,250
Total liabilities and members’ capital	$202,062	$194,623

	Three months ended March 31,
	2022	2021
	(unaudited)
Investment income:
Interest income	$3,133	$3,453
Total investment income	3,133	3,453
Expenses:
Interest and other debt financing expenses	981	979
Professional fees	172	170
Total expenses	1,153	1,149
Net investment income (loss)	1,980	2,304
Net gain (loss):
Net change in unrealized gain (loss)	(2,010)	3,663
Net gain (loss)	(2,010)	3,663
Net increase (decrease) in members’ capital	$(30)	$5,967

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

As of March 31, 2022, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$418,798	$418,798
Unitranche secured loans	—	—	34,785	34,785
Junior secured loans	—	—	19,521	19,521
Equity securities	1,745	—	30,930	32,675
Investments measured at NAV (1) (2)	—	—	—	40,210
Total investments	$1,745	$—	$504,034	$545,989
Foreign currency forward contracts asset (liability)	$—	$365	$—	$365

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$423,700	$423,700
Unitranche secured loans	—	—	51,494	51,494
Junior secured loans	—	—	14,364	14,364
Equity securities	1,041	—	29,969	31,010
Investments measured at NAV (1) (2)	—	—	—	41,125
Total investments	$1,041	$—	$519,527	$561,693
Foreign currency forward contracts asset (liability)	$—	$781	$—	$781

(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.

(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.00% to 16.00% at March 31, 2022 and 6.00% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at March 31, 2022 range between May 2022 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2022 and 2021:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
Net realized gain (loss) on investments	(9)	(94)	—	—	(103)
Net change in unrealized gain (loss) on investments	(376)	(2,676)	(232)	334	(2,950)
Purchases of investments and other adjustments to cost (1)	16,390	1,360	5,389	627	23,766
Proceeds from principal payments and sales of investments (2)	(20,907)	(15,299)	—	—	(36,206)
Balance as of March 31, 2022	$418,798	$34,785	$19,521	$30,930	$504,034

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755
Net realized gain (loss) on investments	(194)	—	—	2	(192)
Net change in unrealized gain (loss) on investments	2,625	(3,563)	286	3,491	2,839
Purchases of investments and other adjustments to cost (1)	44,896	424	168	287	45,775
Proceeds from principal payments and sales of investments (2)	(60,152)	(12,603)	(3,047)	(63)	(75,865)
Balance as of March 31, 2021	$392,399	$48,298	$11,999	$27,616	$480,312

(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2022 and 2021, attributable to Level 3 investments still held at March 31, 2022 and 2021, was ($2,821) and $2,993, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2022 and 2021.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of March 31, 2022 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$291,818		Discounted cash flow	EBITDA multiples	9.5	x	4.5	x	17.8	x
				Market yields	10.5%		5.8%		20.0%
Senior secured loans	88,091		Discounted cash flow	Revenue multiples	6.0	x	0.6	x	12.5	x
				Market yields	9.6%		5.8%		14.1%
Senior secured loans	23,817		Enterprise value	Book value multiples	1.3	x	1.3	x	1.3	x
Senior secured loans	5,840		Enterprise value	Revenue multiples	2.7	x	2.7	x	2.7	x
Senior secured loans	5,345		Enterprise value	EBITDA multiples	4.8	x	4.8	x	4.8	x
Senior secured loans	2,744		Liquidation	Probability weighting of alternative outcomes	88.1%		39.7%		100.0%
Unitranche secured loans	30,765		Discounted cash flow	EBITDA multiples	8.8	x	7.0	x	11.8	x
				Market yields	8.1%		7.5%		10.0%
Unitranche secured loans	2,340		Enterprise value	Revenue multiples	0.5	x	0.5	x	0.5	x
Unitranche secured loans	1,680		Discounted cash flow	Revenue multiples	12.8	x	12.8	x	12.8	x
				Market yields	9.5%		9.5%		9.5%
Junior secured loans	18,945		Discounted cash flow	Market yields	14.6%		9.3%		25.6%
Junior secured loans	576		Liquidation	Probability weighting of alternative outcomes	69.1%		69.1%		69.1%
Equity securities	17,206		Enterprise value	EBITDA multiples	7.5	x	4.3	x	16.3	x
Equity securities	6,833		Enterprise value	Revenue multiples	4.2	x	0.6	x	12.5	x
Equity securities	2,281		Liquidation	Probability weighting of alternative outcomes	20.3%		20.3%		20.3%
Equity securities	438		Discounted cash flow	EBITDA multiples	7.0	x	7.0	x	7.0	x
				Market yields	25.0%		25.0%		25.0%
Equity securities	355		Option pricing model	Volatility	42.5%		42.5%		42.5%
Total Level 3 Assets	$499,074	(1)

(1)	Excludes loans of $4,960 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2022 and December 31, 2021, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of March 31, 2022 and December 31, 2021, the Company believes that the carrying value of the 2026 Notes approximates fair value. SBA debentures were carried at cost and with their longer maturity dates, fair value was estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of December 31, 2021, the Company believed that the carrying value of the SBA debentures approximated fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2022 and 2021 were as follows:

Portfolio Company	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2022
Non-controlled affiliate company investment:
American Community Homes, Inc.	$10,457	$—	$—	$—	$362	$—	$—	$(62)	$10,757
American Community Homes, Inc.	4,753	—	—	—	191	—	—	(28)	4,916
American Community Homes, Inc.	634	—	—	—	15	—	—	(4)	645
American Community Homes, Inc.	3,164	—	—	—	56	—	—	(259)	2,961
American Community Homes, Inc.	4,357	—	—	—	127	—	—	(68)	4,416
American Community Homes, Inc.	20	—	—	—	1	—	—	—	21
American Community Homes, Inc.	99	—	—	—	2	—	—	—	101
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	754	—	—	(685)	23,817

Ascent Midco, LLC	6,392	—	—	(44)	—	8	—	(8)	6,348
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(89)	2,465
	8,946	—	—	(44)	—	8	—	(97)	8,813

Curion Holdings, LLC	4,561	—	—	(47)	—	—	—	256	4,770
Curion Holdings, LLC (Revolver)	550	—	—	(5)	—	—	—	30	575
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,111	—	—	(52)	—	—	—	286	5,345

Familia Dental Group Holdings, LLC (1,105 Class A units)	1,919	—	183	—	—	—	—	(134)	1,968
	1,919	—	183	—	—	—	—	(134)	1,968

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	265	15,349
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	95	5,515
MC Asset Management (Corporate), LLC	7,154	—	—	—	302	—	—	—	7,456
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	35	—	—	—	885
MC Asset Management (Corporate), LLC (15.9% of interests)	644	—	—	—	—	—	—	(194)	450
	29,152	—	—	—	337	—	—	166	29,655

Mnine Holdings, Inc.	5,771	—	—	—	73	5	—	(9)	5,840
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	—	—	73	5	—	(9)	5,840

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(112)	520
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(112)	520

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	488	—	—	—	—	—	2,592
	2,104	—	488	—	—	—	—	—	2,592

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	196	3,344
	3,148	—	—	—	—	—	—	196	3,344
Total non-controlled affiliate company investments	$90,281	$—	$671	$(96)	$1,164	$13	$—	$(389)	$91,644

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$—	$—	$—	$—	$—	$(915)	$40,210
	41,125	—	—	—	—	—	—	(915)	40,210
Total Controlled affiliate company investments	$41,125	$—	$—	$—	$—	$—	$—	$(915)	$40,210

Portfolio Company	Fair value at December 31, 2020	Transfers in (out)	Purchases	Sales and paydowns	PIK interest	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2021
Non-controlled affiliate company investment:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$274	$—	$—	$—	$9,585
American Community Homes, Inc.	6,239	—	—	(2,229)	202	—	—	—	4,212
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	—
American Community Homes, Inc.	570	—	—	(5)	16	—	—	—	581
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	—
American Community Homes, Inc.	2,915	—	—	(20)	61	—	—	175	3,131
American Community Homes, Inc.	3,879	—	—	(37)	113	—	—	42	3,997
American Community Homes, Inc.	18	—	—	—	1	—	—	—	19
American Community Homes, Inc.	89	—	—	(1)	3	—	—	—	91
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	286	286
	24,271	—	—	(3,561)	689	—	—	503	21,902

Ascent Midco, LLC	6,997	—	—	(18)	—	7	—	(5)	6,981
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	266	3,282
	10,013	—	—	(18)	—	7	—	261	10,263

Curion Holdings, LLC	3,159	—	—	—	—	—	—	426	3,585
Curion Holdings, LLC (Revolver)	820	—	—	—	—	—	—	2	822
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	—	—	—	—	—	428	4,407

Familia Dental Group Holdings, LLC (1,052 Class A units)	3,118	—	—	—	—	—	—	232	3,350
	3,118	—	—	—	—	—	—	232	3,350

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,169	14,275
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	420	5,129
MC Asset Management (Corporate), LLC	—	—	6,423	—	—	—	—	—	6,423
MC Asset Management (Corporate), LLC (15.9% of interests)	785	—	—	—	—	—	—	(209)	576
MC Asset Management (Industrial), LLC	11,579	—	—	—	98	—	—	(98)	11,579
	30,179	—	6,423	—	98	—	—	1,282	37,982

Incipio, LLC	1,764	—	—	—	—	—	—	(1,764)	—
Incipio, LLC	4,227	—	—	—	48	—	—	(2,187)	2,088
Incipio, LLC	1,805	—	—	—	15	—	—	(79)	1,741
Incipio, LLC	761	—	—	—	6	—	—	(33)	734
Incipio, LLC	1,519	—	—	—	13	—	—	(67)	1,465
Incipio, LLC (Delayed Draw)	1,488	—	108	—	9	—	—	(70)	1,535
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	11,564	—	108	—	91	—	—	(4,200)	7,563

Luxury Optical Holdings Co.	1,430	—	—	—	—	—	—	12	1,442
Luxury Optical Holdings Co. (Delayed Draw)	624	—	882	(45)	—	—	—	45	1,506
Luxury Optical Holdings Co. (Revolver)	66	—	—	—	—	—	—	—	66
Luxury Optical Holdings Co. (90 preferred units)	2,476	—	—	—	—	—	—	(38)	2,438
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,596	—	882	(45)	—	—	—	19	5,452

Mnine Holdings, Inc.	12,356	—	—	—	147	11	—	(3)	12,511
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	12,356	—	—	—	147	11	—	(3)	12,511

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(27)	807
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	834	—	—	—	—	—	—	(27)	807

SHI Holdings, Inc.	188	—	—	—	—	—	—	(73)	115
SHI Holdings, Inc. (Revolver)	297	—	—	—	—	—	—	(115)	182
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	485	—	—	—	—	—	—	(188)	297

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	—	—	—	—	(38)	3,285
	3,323	—	—	—	—	—	—	(38)	3,285
Total non-controlled affiliate company investments	$109,715	$—	$12,815	$(13,702)	$1,025	$18	$(250)	$(1,802)	$107,819

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$1,783	$41,067
	39,284	—	—	—	—	—	—	1,783	41,067
Total controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$1,783	$41,067

(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the three months ended March 31,
	2022			2021
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$361	$—	$—	$272	$—	$—
American Community Homes, Inc.	189	—	—	198	—	—
American Community Homes, Inc.	n/a	n/a	n/a	13	—	—
American Community Homes, Inc.	15	—	—	16	—	—
American Community Homes, Inc.	n/a	n/a	n/a	5	—	—
American Community Homes, Inc.	55	—	—	60	—	—
American Community Homes, Inc.	125	—	—	112	—	—
American Community Homes, Inc.	—	—	—	19	—	—
American Community Homes, Inc.	2	—	—	3	—	—
American Community Homes, Inc. (Revolver)	n/a	n/a	n/a	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	747	—	—	698	—	—

Ascent Midco, LLC	112	—	—	120	—	—
Ascent Midco, LLC (Delayed Draw)	n/a	n/a	n/a	4	—	—
Ascent Midco, LLC (Revolver)	1	—	—	1	—	—
Ascent Midco, LLC (Class A units)	—	45	—	—	42	—
	113	45	—	125	42	—

Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Revolver)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common units)	—	—	—	—	—	—
	—	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	463	—	—	463	—	—
HFZ Capital Group, LLC	167	—	—	167	—	—
MC Asset Management (Corporate), LLC	298	—	—	183	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	35	—	—	n/a	n/a	n/a
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
MC Asset Management (Industrial), LLC	n/a	n/a	n/a	522	—	—
	963	—	—	1,335	—	—

Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC (Delayed Draw)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Luxury Optical Holdings Co.	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Delayed Draw)	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Revolver)	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Preferred units)	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Mnine Holdings, Inc.	180	—	—	334	—	—
Mnine Holdings, Inc. (Common units)	—	—	—	—	—	—
	180	—	—	334	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	47	—	—	n/a	n/a	n/a
	47	—	—	n/a	n/a	n/a

SFR Holdco, LLC (Junior secured loan)	117	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	117	—	—	n/a	n/a	n/a

SHI Holdings, Inc.	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Revolver)	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Summit Container Corporation	n/a	n/a	n/a	57	—	—
Summit Container Corporation (Revolver)	n/a	n/a	n/a	35	—	—
Summit Container Corporation (Warrant)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	92	—	—

TJ Management HoldCo, LLC (Revolver)	3	—	—	3	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	3	—	—	3	—	—

Total non-controlled affiliate company investments	$2,170	$45	$—	$2,587	$42	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$900	$—	$—	$1,200	$—
	—	900	—	—	1,200	—
Total controlled affiliate company investments	$—	$900	$—	$—	$1,200	$—

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

The base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of the Company’s average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) the Company’s average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to the Company’s exemptive relief with respect to MRCC SBIC’s SBA debentures during the period they were outstanding. This has the effect of reducing the Company’s base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.

Base management fees for the three months ended March 31, 2022 and 2021 were $2,343 and $2,334, respectively. MC Advisors elected to voluntarily waive $55 and zero of such base management fees for the three months ended March 31, 2022 and 2021, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2022	2021
Part one incentive fees (1)	$408	$830
Part two incentive fees (2)	—	—
Incentive Fee Limitation	—	—
Incentive fees, excluding the impact of the incentive fee waivers	408	830
Incentive fee waivers (3)	(408)	(637)
Total incentive fees, net of incentive fee waivers	$—	$193

(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2022 and 2021, the Company incurred $829 and $842, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $330 and $356, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2022 and December 31, 2021, $330 and $337, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2022 and December 31, 2021, the Company had accounts payable to members of the Board of $35 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 177% and 189%, respectively.

Revolving Credit Facility: The Company has a $255,000 revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits the Company, under certain circumstances to increase the size of the facility up to $400,000 (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC, prior to its dissolution. The Company may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of March 31, 2022, the Company had U.S. dollar borrowings of $188,300. As of December 31, 2021, the Company had U.S. dollar borrowings of $146,400 and non-U.S. dollar borrowings denominated in Great Britain pounds of £3,433 ($4,645 in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $157 and ($182) for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for the three months ended March 31, 2022. There were no repayments of foreign currency borrowings for the three months ended March 31, 2021.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of both March 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 3.1%.

2026 Notes: As of both March 31, 2022 and December 31, 2021, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures utilizing a borrowing on the revolving credit facility and the restricted cash at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”), which resulted in a realized loss of $1,039 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.

As of March 31, 2022 and December 31, 2021, MRCC SBIC had zero and $57,624, respectively, in leverageable capital and the following SBA debentures  outstanding:

Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended March 31,
	2022	2021
Interest expense - revolving credit facility	$1,474	$1,005
Interest expense - 2023 Notes	—	837
Interest expense - 2026 Notes	1,555	1,132
Interest expense - SBA debentures	292	878
Amortization of deferred financing costs	601	601
Total interest and other debt financing expenses	$3,922	$4,453
Average debt outstanding	$338,446	$346,655
Average stated interest rate	3.9%	4.5%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2022 and December 31, 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£79	4/4/2022	$—	$(6)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(2)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	2	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	4	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	3	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	298	—	Unrealized gain on foreign currency forward contracts
				$373	$(8)

	As of December 31, 2021
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£82	1/3/2022	$—	$(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	—	(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
				$804	$(23)

For the three months ended March 31, 2022 and 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($416) and $334, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $12 and ($38), respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
Total distributions declared			$0.25	$5,417	—	$—	25,229	$276

Three months ended March 31, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
Total distributions declared			$0.25	$5,326	—	$—	35,611	$364

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2022 and 2021.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2022 and December 31, 2021, the Company had $54,366 and $55,483, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,850 to SLF as of both March 31, 2022 and December 31, 2021 that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of March 31, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Per share data:
Net asset value at beginning of period	$11.51	$11.00
Net investment income (1)	0.25	0.25
Net gain (loss) (1)	(0.21)	0.08
Net increase (decrease) in net assets resulting from operations (1)	0.04	0.33
Stockholder distributions - income (2)	(0.25)	(0.25)
Net asset value at end of period	$11.30	$11.08
Net assets at end of period	$244,901	$236,163
Shares outstanding at end of period	21,666,340	21,303,540
Per share market value at end of period	$10.79	$10.04
Total return based on market value (3)	(1.64)%	28.09%
Total return based on average net asset value (4)	0.34%	3.00%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	8.79%	9.43%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5) (6)	11.71%	13.34%
Portfolio turnover (7)	3.89%	8.19%

(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2022 and 2021, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three months ended March 31, 2022 and 2021. These ratios have been annualized unless otherwise noted.

	March 31, 2022	March 31, 2021
Ratio of total investment income to average net assets	20.49%	22.77%
Ratio of interest and other debt financing expenses to average net assets	6.43%	7.68%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	11.73%	13.26%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (7) (8)	—%	0.08%

(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.17% and 0.27% for the three months ended March 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2022. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;

•	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	the impact of increased competition;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2022, our portfolio included approximately 76.7% senior secured loans, 6.4% unitranche secured loans, 3.6% junior secured loans and 13.3% equity securities, compared to December 31, 2021, when our portfolio included approximately 75.4% senior secured loans, 9.2% unitranche secured loans, 2.6% junior secured loans and 12.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

On February 28, 2014, our wholly-owned subsidiary, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. MRCC SBIC commenced operations on September 16, 2013. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved. See “SBA Debentures” below for more information.

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

Portfolio and Investment Activity

During the three months ended March 31, 2022, we invested $5.6 million in three new portfolio companies and $16.0 million in 21 existing portfolio companies and had $36.2 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $14.6 million for the period.

During the three months ended March 31, 2021, we invested $21.5 million in five new portfolio companies and $22.2 million in 17 existing portfolio companies and had $75.8 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $32.1 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2022		December 31, 2021
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	8.6%	8.6%	8.5%	8.5%
Unitranche secured loans	4.1	4.4	5.1	5.4
Junior secured loans	10.0	10.0	10.1	10.1
Preferred equity securities	2.7	2.7	3.0	3.0
Total	7.9%	8.0%	7.9%	8.0%

(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.2% for junior secured loans and 7.9% in total as of March 31, 2022. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.2% for junior secured loans and 7.9% in total as of March 31, 2022. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	March 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$418,798	76.7%	$423,700	75.4%
Unitranche secured loans	34,785	6.4	51,494	9.2
Junior secured loans	19,521	3.6	14,364	2.6
LLC equity interest in SLF	40,210	7.3	41,125	7.3
Equity securities	32,675	6.0	31,010	5.5
Total	$545,989	100.0%	$561,693	100.0%

Our portfolio composition and contractual and effective yields remained relatively consistent with December 31, 2021.

The following table shows our portfolio composition by industry (in thousands):

	March 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,968	1.5%	$7,972	1.4%
Automotive	20,150	3.7	21,556	3.8
Banking	13,196	2.4	6,712	1.2
Beverage, Food & Tobacco	15,240	2.8	19,133	3.4
Capital Equipment	13,431	2.5	12,839	2.3
Chemicals, Plastics & Rubber	4,521	0.8	10,163	1.8
Construction & Building	17,113	3.1	16,636	3.0
Consumer Goods: Durable	9,893	1.8	9,734	1.7
Consumer Goods: Non-Durable	5,818	1.1	8,460	1.5
Environmental Industries	10,779	2.0	17,693	3.2
FIRE: Finance	16,316	3.0	15,681	2.8
FIRE: Real Estate	76,656	14.0	76,698	13.6
Healthcare & Pharmaceuticals	56,383	10.3	53,179	9.5
High Tech Industries	45,316	8.3	54,085	9.6
Hotels, Gaming & Leisure	2,685	0.5	2,706	0.5
Investment Funds & Vehicles	40,210	7.4	41,125	7.3
Media: Advertising, Printing & Publishing	17,008	3.1	16,794	3.0
Media: Broadcasting & Subscription	2,529	0.5	2,477	0.5
Media: Diversified & Production	27,979	5.1	24,220	4.3
Retail	11,823	2.2	11,478	2.0
Services: Business	67,282	12.3	71,540	12.7
Services: Consumer	41,493	7.6	39,248	7.0
Telecommunications	7,198	1.3	5,988	1.1
Wholesale	15,002	2.7	15,576	2.8
Total	$545,989	100.0%	$561,693	100.0%

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment performance risk ratings on a quarterly basis. The investment performance rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,798	0.3%
2	451,845	82.8
3	76,357	14.0
4	15,469	2.8
5	520	0.1
Total	$545,989	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$1,759	0.3%
2	465,224	82.9
3	75,942	13.5
4	18,136	3.2
5	632	0.1
Total	$561,693	100.0%

As of both March 31, 2022 and December 31, 2021, we had six borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, Curion Holdings, LLC, Education Corporation of America, NECB Collections, LLC, Toojay’s Management, LLC and Vinci Brands LLC), and these investments totaled $12.2 million of fair value, or 2.2% of our total investments at fair value at March 31, 2022 and $14.7 million of fair value, or 2.6% of our total investments at fair value at December 31, 2021. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Total investment income	$12,491	$13,213
Total expenses, net of base management fee and incentive fee waivers	7,074	7,857
Net investment income before income taxes	5,417	5,356
Income taxes, including excise taxes	19	30
Net investment income	5,398	5,326
Net realized gain (loss) on investments	(103)	(192)
Net realized gain (loss) on extinguishment of debt	(1,039)	(2,774)
Net realized gain (loss) on foreign currency forward contracts	12	(38)
Net realized gain (loss) on foreign currency and other transactions	(9)	(14)
Net realized gain (loss)	(1,139)	(3,018)
Net change in unrealized gain (loss) on investments	(3,161)	4,622
Net change in unrealized gain (loss) on foreign currency forward contracts	(416)	334
Net change in unrealized gain (loss) on foreign currency and other transactions	165	(209)
Net change in unrealized gain (loss)	(3,412)	4,747
Net increase (decrease) in net assets resulting from operations	$847	$7,055

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest income	$9,085	$8,961
PIK interest income	1,821	1,679
Dividend income (1)	1,009	1,262
Fee income	—	477
Prepayment gain (loss)	198	482
Accretion of discounts and amortization of premium	378	352
Total investment income	$12,491	$13,213

(1)	Includes PIK dividends of $108 and $62, respectively.

The decrease in investment income of $0.7 million during the three months ended March 31, 2022, as compared to three months ended March 31, 2021, is primarily the result of the lower fee income and prepayment gain.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest and other debt financing expenses	$3,922	$4,453
Base management fees, net of base management fee waivers (1)	2,288	2,334
Incentive fees, net of incentive fee waivers (2)	—	193
Professional fees	280	226
Administrative service fees	330	356
General and administrative expenses	219	260
Directors’ fees	35	35
Total expenses, net of base management fee and incentive fee waivers	$7,074	$7,857

(1)	Base management fees for the three months ended March 31, 2022 and 2021 were $2,343 and $2,334, respectively, and MC Advisors elected to voluntarily waive $55 and zero, respectively, of these base management fees.
(2)	During the three months ended March 31, 2022 and 2021, MC Advisors waived part one incentive fees (based on net investment income) of $408 and $637, respectively. Incentive fees during both the three months ended March 31, 2022 and 2021 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest expense - revolving credit facility	$1,474	$1,005
Interest expense - 2023 Notes	—	837
Interest expense - 2026 Notes	1,555	1,132
Interest expense - SBA debentures	292	878
Amortization of deferred financing costs	601	601
Total interest and other debt financing expenses	$3,922	$4,453
Average debt outstanding	$338,446	$346,655
Average stated interest rate	3.9%	4.5%

The decrease in expenses of $0.8 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily the result of a decrease in interest expense as a result of lower average debt outstanding and reductions in the average interest rates on our debt facilities and a decline in management fees and incentive fees, net of fee waivers.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2022 and 2021, we recorded a net expense on the consolidated statements of operations of $19 thousand and $30 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three months ended March 31, 2022 and 2021, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2022 and 2021, we had sales or dispositions of investments of $5.8 million and $8.5 million, respectively, resulting in ($0.1) million and ($0.2) million of net realized gain (loss) on investments, respectively.

During the three months ended March 31, 2022, we recognized a net loss on extinguishment of debt of $1.0 million, which was due to the repayment of our remaining $56.9 million of SBA debentures on March 1, 2022 (primarily comprised of the unamortized deferred financing costs at the time of repayment). During the three months ended March 31, 2021, we recognized a net loss on the extinguishment of debt of $2.8 million, which was due to our $109.0 million repayment of the 2023 Notes and the repayment of $28.1 million of SBA debentures (primarily comprised of the unamortized deferred financing costs at the time of repayment).

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2022 and 2021, we had $12 thousand and ($38) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2022 and 2021, we had ($9) thousand and ($14) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2022 and 2021, our investments had ($3.2) million and $4.6 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended March 31, 2022, the net change in unrealized loss on investments was primarily attributable to specific credit performance of one of our underlying portfolio companies as valuations on the rest of the portfolio remained relatively stable. We estimate approximately $5.1 million of the net unrealized gain on investments during the three months ended March 31, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $3.3 million of these net unrealized gains were attributable to investments held in the portfolio directly, while approximately $1.8 million of these gains were attributable to our investment in SLF. These increases in value were offset by ($0.5) million in net unrealized losses attributable to specific credit or fundamental performance of the underlying portfolio companies, a significant portion of which is as a result of the impact of the COVID-19 pandemic on individual credit performance.

For the three months ended March 31, 2022 and 2021, our foreign currency forward contracts had ($0.4) million and $0.3 million of net change in unrealized gain (loss), respectively. For the three months ended March 31, 2022 and 2021, our foreign currency borrowings and cash denominated in foreign currencies had $0.2 million and ($0.2) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $0.8 million and $7.1 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.04 and $0.33, respectively. The $6.3 million decrease during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, is primarily the result of net unrealized mark-to-market losses on investments in the portfolio during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, where investments in the portfolio experienced net mark-to-market gains, primarily attributable to broad market movements and the tightening of credit spreads in the loan markets.

Liquidity and Capital Resources

As of March 31, 2022, we had $7.3 million in cash, $188.3 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $66.7 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act during the period the SBA debentures were outstanding. As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 177% and 189%, respectively.

Cash Flows

For the three months ended March 31, 2022 and 2021, we experienced a net increase (decrease) in cash and restricted cash of ($10.8) million and ($16.5) million, respectively. For the three months ended March 31, 2022, operating activities provided $14.2 million, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. For the three months ended March 31, 2021, operating activities provided $33.8 million, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the three months ended March 31, 2022, we used $24.9 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility. During the three months ended March 31, 2021, we used $50.3 million in financing activities, primarily as a result of net repayments on our revolving credit facility, 2023 Notes and SBA debentures and distributions to stockholders, partially offset by net proceeds from our 2026 Notes (net of deferred financing cost payments).

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 16, 2021, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both March 31, 2022 and December 31, 2021, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2022 and 2021.

Borrowings

Revolving Credit Facility: We have a $255.0 million revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits us, under certain circumstances to increase the size of the facility up to $400.0 million (subject to maintaining 150% asset coverage, as defined by the 1940 Act). The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC, prior to its dissolution. We may make draws under the revolving credit facility to make or purchase additional investments through March 1, 2023 and for general working capital purposes until March 1, 2024, the maturity date of the revolving credit facility.

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

As of March 31, 2022, we had U.S. dollar borrowings of $188.3 million. As of December 31, 2021, we had U.S. dollar borrowings of $146.4 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.2 million and ($0.2) million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($11) thousand for the three months ended March 31, 2022. There were no repayments of foreign currency borrowings for the three months ended March 31, 2021.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of both March 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 3.1%.

2026 Notes: As of both March 31, 2022 and December 31, 2021, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.

SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding SBA debentures utilizing a borrowing on our revolving credit facility and the restricted cash at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishment (“ASC 470-50”), which resulted in a realized loss of $1.0 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.

As of March 31, 2022 and December 31, 2021, MRCC SBIC had zero and $57.6 million, respectively, in leverageable capital and the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three months ended March 31, 2022 and 2021, totaled $5.4 million ($0.25 per share) and $5.3 million ($0.25 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2022 and 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both March 31, 2022 and December 31, 2021, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2022 and December 31, 2021, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both March 31, 2022 and December 31, 2021, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both March 31, 2022 and December 31, 2021, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three months ended March 31, 2022 and 2021, we received $0.9 million and $1.2 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), The SLF Credit Facility allows SLF SPV to borrow up to $175.0 million, subject to leverage and borrowing base restrictions borrowings on the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.10%.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2022 and 2021, SLF incurred $51 thousand and $58 thousand of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of March 31, 2022 and December 31, 2021, SLF had total assets at fair value of $202.1 million and $194.6 million, respectively. As of both March 31, 2022 and December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million and $1.1 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2022 and December 31, 2021, SLF had $3.7 million and $2.1 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Senior secured loans (1)	201,312	193,062
Weighted average current interest rate on senior secured loans (2)	6.0%	5.9%
Number of portfolio company investments in SLF	61	57
Largest portfolio company investment (1)	6,703	6,720
Total of five largest portfolio company investments (1)	26,915	27,074

(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2022
(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.75%	11/5/2025	2,744	$2,671
Bromford Industries Limited (c)	P+4.25%	7.75%	11/5/2025	1,829	1,781
Trident Maritime Systems, Inc.	L+5.50%	6.51%	2/26/2027	2,460	2,460
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	204
				7,298	7,116
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,451	1,454
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.26%	12/14/2026	1,704	1,713
Truck-Lite Co., LLC	L+6.25%	7.26%	12/14/2026	253	254
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,947	1,861
				5,875	5,282
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	12/30/2022	1,116	1,094
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,609	3,613
				4,725	4,707
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,739	4,635
DS Parent, Inc.	L+5.75%	6.76%	12/8/2028	2,963	2,888
MacQueen Equipment, LLC	L+5.25%	6.26%	1/7/2028	2,112	2,112
MacQueen Equipment, LLC (Delayed Draw) (d)	L+5.25%	6.26%	1/7/2028	592	—
MacQueen Equipment, LLC (Revolver) (d)	L+5.25%	6.26%	1/7/2028	296	59
				10,702	9,694
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,168	1,158
				1,168	1,158
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,902	2,833
				2,902	2,833
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.21%	5/1/2024	1,699	1,574
Runner Buyer INC.,	L+5.50%	6.25%	10/23/2028	3,000	2,880
				4,699	4,454
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.51%	9/26/2025	2,411	2,279
				2,411	2,279
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,257	4,030
Polychem Acquisition, LLC	L+5.00%	6.50%	3/17/2025	2,910	2,909
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,820	3,116
PVHC Holding Corp	L+4.75%	5.76%	8/5/2024	3,209	2,968
				15,196	13,023
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.71%	7/30/2025	4,504	4,457
Offen, Inc.	L+5.00%	5.46%	6/22/2026	2,249	2,249
Offen, Inc.	L+5.00%	5.46%	6/22/2026	874	874
				7,627	7,580
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	6.26%	12/13/2024	2,936	2,923
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	65	65
Minotaur Acquisition, Inc.	L+4.75%	5.21%	3/27/2026	4,895	4,859
				7,896	7,847
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	6.76%	1/30/2026	4,837	4,819
				4,837	4,819
Healthcare & Pharmaceuticals
Cano Health, LLC	SF+4.00%	4.51%	11/23/2027	1,985	1,959
HAH Group Holding Company, LLC (f)	SF+5.00%	6.00%	10/29/2027	3,000	2,970
LSCS Holdings, Inc.	L+4.50%	5.00%	12/15/2028	1,842	1,825
Paragon Healthcare, Inc.	SF+5.75%	6.75%	1/19/2028	2,082	2,082
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF+5.75%	6.75%	1/19/2028	429	—
Paragon Healthcare, Inc. (Revolver) (d)	SF+5.75%	6.75%	1/19/2028	490	—
Radiology Partners, Inc.	L+4.25%	4.70%	7/9/2025	4,760	4,707
TEAM Public Choices, LLC	L+5.00%	6.01%	12/17/2027	2,977	2,955
				17,565	16,498
High Tech Industries
Corel Inc. (c)	L+5.00%	5.51%	7/2/2026	3,750	3,751
Lightbox Intermediate, L.P.	L+5.00%	6.01%	5/11/2026	4,863	4,790
LW Buyer, LLC	L+5.00%	5.15%	12/30/2024	4,863	4,814
TGG TS Acquisition Company	L+6.50%	6.96%	12/12/2025	3,435	3,423
				16,911	16,778
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,154	4,097
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,291	2,093
Tait LLC	L+5.00%	5.22%	3/28/2025	4,114	3,865
Tait LLC (Revolver)	P+4.00%	7.50%	3/28/2025	769	736
				11,328	10,791
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,328
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,328
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,702	6,601
STATS Intermediate Holdings, LLC	L+5.25%	5.72%	7/10/2026	4,888	4,864
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	2,814	2,811
				14,404	14,276
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.01%	9/23/2025	4,875	4,875
CHA Holdings, Inc	L+4.50%	5.51%	4/10/2025	1,975	1,896
CHA Holdings, Inc	L+4.50%	5.51%	4/10/2025	416	400
Eliassen Group LLC	L+4.25%	4.71%	11/5/2024	3,951	3,951
Engage2Excel, Inc.	L+7.25%	8.25%	3/7/2023	4,315	4,309
Engage2Excel, Inc.	L+7.25%	8.25%	3/7/2023	779	777
Engage2Excel, Inc. (Revolver) (d)	L+7.25%	8.25%	3/7/2023	557	452
Orbit Purchaser LLC	L+4.50%	5.51%	10/21/2024	2,425	2,389
Orbit Purchaser LLC	L+4.50%	5.51%	10/21/2024	1,873	1,844
Orbit Purchaser LLC	L+4.50%	5.51%	10/21/2024	548	539
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,802	3,756
Secretariat Advisors LLC	L+4.75%	5.76%	12/29/2028	1,706	1,701
Secretariat Advisors LLC (Delayed Draw) (d)	L+4.75%	5.76%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.96%	8/4/2025	1,838	1,704
Teneo Holdings LLC	SF+5.25%	6.25%	7/11/2025	4,875	4,842
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,381	2,381
				37,586	35,816
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,162	2,155
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,217	2,194
McKissock Investment Holdings, LLC	SF+5.00%	5.95%	3/9/2029	2,500	2,491
				7,706	6,840
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,774	1,762
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,661
Sandvine Corporation	L+4.50%	4.96%	10/31/2025	2,000	1,981
				5,441	5,404
Transportation: Cargo
Keystone Purchaser, LLC	L+6.25%	7.25%	5/7/2027	2,992	2,992
				2,992	2,992
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+4.25%	5.25%	10/1/2025	1,691	1,640
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+5.25%	6.25%	10/1/2025	247	244
				1,938	1,884
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,385
HALO Buyer, Inc.	L+4.50%	5.51%	6/30/2025	4,812	4,470
				9,298	8,855

TOTAL INVESTMENTS					$195,254

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF") or Prime ("P") which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at March 31, 2022. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of March 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of March 31, 2022, meaning that we have ceased accruing interest income on the position.
(f)	Investment position or portion thereof unsettled at March 31, 2022.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+5.50%	6.50%	2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	—
				7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	253	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,952	1,951
				5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,619	3,619
				4,735	4,691
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+5.75%	6.50%	12/8/2028	3,000	2,970
				7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,178	1,169
				1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,910	2,838
				2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,711	1,590
Runner Buyer Inc. (e)	L+5.50%	6.25%	10/23/2028	3,000	2,970
				4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC	L+5.00%	5.18%	9/26/2025	2,418	2,284
				2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,918	2,917
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,217	2,976
				15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.35%	7/30/2025	4,516	4,471
Offen, Inc.	L+5.00%	5.10%	6/22/2026	2,388	2,387
Offen, Inc.	L+5.00%	5.10%	6/22/2026	876	876
				7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+4.75%	4.85%	3/27/2026	4,912	4,894
				7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	5.97%	1/30/2026	4,850	4,824
				4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+4.00%	4.51%	11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+4.50%	5.00%	12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+4.25%	4.35%	7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+5.00%	6.00%	12/17/2027	2,992	2,985
				11,593	11,531
High Tech Industries
Corel Inc. (c)	L+5.00%	5.18%	7/2/2026	3,800	3,797
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,875	4,814
LW Buyer, LLC	L+5.00%	5.14%	12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+6.50%	6.60%	12/12/2025	3,435	3,446
				16,985	16,920

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

(in thousands)

Portfolio Company (a)	Spread Above Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,165	$4,155
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,297	2,037
Tait LLC	L+5.00%	5.14%	3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	728
				11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+5.25%	5.41%	7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	3,866	3,871
				15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,888	4,900
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,980	1,901
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	418	401
Eliassen Group LLC	L+4.25%	4.35%	11/5/2024	3,956	3,956
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,326	4,329
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	781	781
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	549	548
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+4.75%	5.50%	12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+4.75%	5.50%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.60%	8/4/2025	1,850	1,683
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,387	2,387
				37,681	36,471
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,222	2,214
				5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,669
Sandvine Corporation	L+4.50%	4.60%	10/31/2025	2,000	1,999
				5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+6.25%	7.25%	5/7/2027	3,000	2,947
				3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,695	1,644
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,824	4,547
				9,310	9,016

TOTAL INVESTMENTS					$189,109

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "SF") or Prime ("P") which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that we have ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value	$195,254	$189,109
Cash	111	40
Restricted cash	5,900	4,862
Interest receivable	773	600
Other assets	24	12
Total assets	202,062	194,623
Liabilities
Revolving credit facility	120,114	94,765
Less: Unamortized deferred financing costs	(2,121)	(2,319)
Total debt, less unamortized deferred financing costs	117,993	92,446
Payable for open trades	2,895	19,367
Interest payable	299	242
Accounts payable and accrued expenses	455	318
Total liabilities	121,642	112,373
Members’ capital	80,420	82,250
Total liabilities and members’ capital	$202,062	$194,623

	Three months ended March 31,
	2022	2021
	(unaudited)
Investment income:
Interest income	$3,133	$3,453
Total investment income	3,133	3,453
Expenses:
Interest and other debt financing expenses	981	979
Professional fees	172	170
Total expenses	1,153	1,149
Net investment income (loss)	1,980	2,304
Net gain (loss):
Net change in unrealized gain (loss)	(2,010)	3,663
Net gain (loss)	(2,010)	3,663
Net increase (decrease) in members’ capital	$(30)	$5,967

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

•	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.

•	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.

•	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Aaron D. Peck, our Chief Financial Officer and Chief Investment Officer, serves as a director on our Board and is also a managing director of MC Management.

•	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $54.4 million and $55.5 million, respectively. As of both March 31, 2021 and December 31, 2021, we had unfunded commitments to SLF of $7.8 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

(1)	Standard & Poor’s “LCD Middle Market Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in the fourth quarter of 2005.

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

As of March 31, 2022, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three months ended March 31, 2022 and 2021, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 outbreak and the Russian invasion of Ukraine have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and the Russian invasion of Ukraine and their potential impact on our business and our operating results, see Part II – Other Information, Item 1A. Risk Factors, “Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” and “The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.”

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease) in	Increase (decrease) in	Net increase (decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(58)	$—	$(58)
Up 100 basis points	1,706	1,793	(87)
Up 200 basis points	5,937	3,676	2,261
Up 300 basis points	10,193	5,559	4,634

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

We may also have exposure to foreign currencies (currently the Great Britain pound and Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2022, we had foreign currency forward contracts in place for £0.1 million and AUD 18.7 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2022, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of March 31, 2022 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of March 31, 2022 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2022 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

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

Date: May 3, 2022	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 3, 2022	By	/s/ Aaron D. Peck
Aaron D. Peck
Chief Financial Officer, Chief Investment Officer and Director
(Principal Financial and Accounting Officer)
Monroe Capital Corporation