Form 10-Q
period 2022-06-30
MONROE CAPITAL Corp
filed 2022-08-02
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$407,457	$430,287
Non-controlled affiliate company investments	91,031	90,281
Controlled affiliate company investments	37,551	41,125
Total investments, at fair value (amortized cost of: $567,129 and $576,178, respectively)	536,039	561,693
Cash	5,969	2,622
Restricted cash	—	15,459
Unrealized gain on foreign currency forward contracts	1,421	781
Interest receivable	12,302	9,476
Other assets	600	427
Total assets	556,331	590,458

LIABILITIES
Debt:
Revolving credit facility	190,000	151,045
2026 Notes	130,000	130,000
SBA debentures payable	—	56,900
Total debt	320,000	337,945
Less: Unamortized deferred financing costs	(3,743)	(5,794)
Total debt, less unamortized deferred financing costs	316,257	332,151
Interest payable	2,759	3,304
Management fees payable	2,269	2,454
Incentive fees payable	657	435
Accounts payable and accrued expenses	2,268	2,643
Total liabilities	324,210	340,987
Net assets	$232,121	$249,471

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,687	298,687
Accumulated undistributed (overdistributed) earnings	(66,588)	(49,238)
Total net assets	$232,121	$249,471

Net asset value per share	$10.71	$11.51

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$7,992	$8,079	$16,647	$16,312
Payment-in-kind interest income	644	227	1,301	881
Dividend income	100	30	164	50
Fee income	1,192	300	1,192	777
Total investment income from non-controlled/non-affiliate company investments	9,928	8,636	19,304	18,020
Non-controlled affiliate company investments:
Interest income	1,366	1,102	2,372	2,664
Payment-in-kind interest income	753	1,507	1,917	2,532
Dividend income	48	44	93	86
Total investment income from non-controlled affiliate company investments	2,167	2,653	4,382	5,282
Controlled affiliate company investments:
Dividend income	900	1,075	1,800	2,275
Total investment income from controlled affiliate company investments	900	1,075	1,800	2,275
Total investment income	12,995	12,364	25,486	25,577

Operating expenses:
Interest and other debt financing expenses	3,776	3,842	7,698	8,295
Base management fees	2,269	2,327	4,612	4,661
Incentive fees	774	420	1,182	1,250
Professional fees	248	240	528	466
Administrative service fees	303	337	633	693
General and administrative expenses	287	269	506	529
Directors’ fees	39	39	74	74
Expenses before base management fee and incentive fee waivers	7,696	7,474	15,233	15,968
Base management fee waivers	—	—	(55)	—
Incentive fee waivers	(117)	(420)	(525)	(1,057)
Total expenses, net of base management fee and incentive fee waivers	7,579	7,054	14,653	14,911
Net investment income before income taxes	5,416	5,310	10,833	10,666
Income taxes, including excise taxes	402	153	421	183
Net investment income	5,014	5,157	10,412	10,483

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	20	909	(83)	967
Non-controlled affiliate company investments	—	—	—	(250)
Extinguishment of debt	—	—	(1,039)	(2,774)
Foreign currency forward contracts	19	(37)	31	(75)
Foreign currency and other transactions	(28)	—	(37)	(14)
Net realized gain (loss)	11	872	(1,128)	(2,146)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(9,375)	4,243	(11,232)	8,884
Non-controlled affiliate company investments	(910)	705	(1,299)	(1,097)
Controlled affiliate company investments	(3,159)	318	(4,074)	2,101
Foreign currency forward contracts	1,056	112	640	446
Foreign currency and other transactions	(1)	(77)	164	(286)
Net change in unrealized gain (loss)	(12,389)	5,301	(15,801)	10,048

Net gain (loss)	(12,378)	6,173	(16,929)	7,902

Net increase (decrease) in net assets resulting from operations	$(7,364)	$11,330	$(6,517)	$18,385

Per common share data:
Net investment income per share - basic and diluted	$0.23	$0.24	$0.48	$0.49
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.34)	$0.53	$(0.30)	$0.86
Weighted average common shares outstanding - basic and diluted	21,666	21,361	21,666	21,333

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at March 31, 2021	21,304	$21	$294,897	$(58,755)	$236,163
Net investment income	—	—	—	5,157	5,157
Net realized gain (loss)	—	—	—	872	872
Net change in unrealized gain (loss)	—	—	—	5,301	5,301
Issuance of common stock, net of offering and underwriting costs	240	1	2,689	—	2,690
Distributions to stockholders	—	—	—	(5,386)	(5,386)
Balances at June 30, 2021	21,544	$22	$297,586	$(52,811)	$244,797

Balances at March 31, 2022	21,666	$22	$298,687	$(53,808)	$244,901
Net investment income	—	—	—	5,014	5,014
Net realized gain (loss)	—	—	—	11	11
Net change in unrealized gain (loss)	—	—	—	(12,389)	(12,389)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at June 30, 2022	21,666	$22	$298,687	$(66,588)	$232,121

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434
Net investment income	—	—	—	10,483	10,483
Net realized gain (loss)	—	—	—	(2,146)	(2,146)
Net change in unrealized gain (loss)	—	—	—	10,048	10,048
Issuance of common stock, net of offering and underwriting costs	240	1	2,689	—	2,690
Distributions to stockholders	—	—	—	(10,712)	(10,712)
Balances at June 30, 2021	21,544	$22	$297,586	$(52,811)	$244,797

Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	10,412	10,412
Net realized gain (loss)	—	—	—	(1,128)	(1,128)
Net change in unrealized gain (loss)	—	—	—	(15,801)	(15,801)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(10,833)	(10,833)
Balances at June 30, 2022	21,666	$22	$298,687	$(66,588)	$232,121

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(6,517)	$18,385
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by
(used in) operating activities:
Net realized (gain) loss on investments	83	(717)
Net realized (gain) loss on extinguishment of debt	1,039	2,774
Net realized (gain) loss on foreign currency forward contracts	(31)	75
Net realized (gain) loss on foreign currency and other transactions	37	14
Net change in unrealized (gain) loss on investments	16,605	(9,888)
Net change in unrealized (gain) loss on foreign currency forward contracts	(640)	(446)
Net change in unrealized (gain) loss on foreign currency and other transactions	(164)	286
Payment-in-kind interest income	(3,218)	(3,413)
Net accretion of discounts and amortization of premiums	(645)	(617)
Purchases of investments	(42,827)	(99,567)
Proceeds from principal payments, sales of investments and settlement of forward contracts	55,687	131,177
Amortization of deferred financing costs	1,091	1,138
Changes in operating assets and liabilities:
Interest receivable	(2,826)	(2,294)
Other assets	(173)	(603)
Interest payable	(545)	1,225
Management fees payable	(185)	349
Incentive fees payable	222	—
Accounts payable and accrued expenses	(375)	(279)
Net cash provided by (used in) operating activities	16,618	37,599

Cash flows from financing activities:
Borrowings on revolving credit facility	97,100	175,500
Repayments of revolving credit facility	(57,999)	(175,650)
Repayment of 2023 Notes	—	(109,000)
Proceeds from 2026 Notes	—	130,000
Repayment of SBA debentures	(56,900)	(28,100)
Payments of deferred financing costs	(79)	(4,038)
Proceeds from shares sold, net of offering and underwriting costs	—	2,690
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0, and $0, respectively	(10,833)	(10,712)
Net cash provided by (used in) financing activities	(28,711)	(19,310)

Net increase (decrease) in Cash and Restricted cash	(12,093)	18,289
Effect of foreign currency exchange rates	(19)	(41)
Cash and Restricted cash, beginning of period	18,081	32,426
Cash and Restricted cash, end of period	$5,969	$50,674

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$7,080	$5,874
Cash paid for income taxes, including excise taxes during the period	$578	$400

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(unaudited)

(in thousands)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021
Cash	$5,969	$2,622
Restricted cash	—	15,459
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$5,969	$18,081

	June 30, 2021	December 31, 2020
Cash	$21,129	$6,769
Restricted cash	29,545	25,657
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$50,674	$32,426

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+6.00%	8.25%	4/1/2021	4/1/2027	3,465	$3,408	$3,472	1.6%
Born To Run, LLC (Delayed Draw) (f) (g)	L+6.00%	8.25%	4/1/2021	4/1/2027	569	33	33	0.0%
Hastings Manufacturing Company	L+7.25%	8.92%	4/24/2018	4/24/2023	2,412	2,402	2,412	1.0%
Lifted Trucks Holdings, LLC	L+5.75%	6.75%	8/2/2021	8/2/2027	6,965	6,843	6,906	3.0%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,667	—	—	0.0%
Magneto & Diesel Acquisition, Inc.	L+5.50%	7.17%	12/18/2018	12/18/2023	4,825	4,797	4,825	2.1%
Magneto & Diesel Acquisition, Inc.	L+5.50%	7.17%	7/6/2020	12/18/2023	1,899	1,882	1,913	0.8%
Magneto & Diesel Acquisition, Inc.	L+5.50%	7.17%	8/4/2021	12/18/2023	79	78	80	0.0%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	7.17%	12/18/2018	12/18/2023	500	—	—	0.0%
					23,781	19,443	19,641	8.5%
Banking
MV Receivables II, LLC (Delayed Draw) (f) (g) (h)	L+9.75%	11.25%	7/29/2021	7/29/2026	8,000	3,768	4,026	1.7%
StarCompliance MidCo, LLC	L+6.75%	9.00%	1/12/2021	1/12/2027	2,000	1,969	1,983	0.9%
StarCompliance MidCo, LLC	L+6.75%	9.00%	10/12/2021	1/12/2027	336	330	333	0.1%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	8.42%	1/12/2021	1/12/2027	322	32	32	0.0%
					10,658	6,099	6,374	2.7%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+6.25%	8.45%	6/10/2021	6/10/2027	1,493	1,467	1,470	0.6%
LVF Holdings, Inc.	L+6.25%	8.45%	6/10/2021	6/10/2027	1,428	1,428	1,407	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+6.25%	8.45%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+6.25%	8.50%	6/10/2021	6/10/2027	238	176	173	0.1%
LX/JT Intermediate Holdings, Inc.	SF+6.00%	7.63%	3/11/2020	3/11/2025	5,518	5,453	5,438	2.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	SF+6.00%	7.63%	3/11/2020	3/11/2025	833	—	—	0.0%
Toojay’s Management LLC (i)	n/a	n/a (j)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay’s Management LLC (i)	n/a	n/a (j)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay’s Management LLC (Revolver) (i)	n/a	n/a (j)	10/26/2018	10/26/2022	66	66	—	0.0%
					11,567	10,196	8,488	3.7%
Capital Equipment
MCP Shaw Acquisitionco, LLC	SF+6.50%	8.82%	2/28/2020	11/28/2025	9,733	9,614	9,738	4.2%
MCP Shaw Acquisitionco, LLC	SF+6.50%	8.82%	12/29/2021	11/28/2025	2,987	2,935	2,989	1.3%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (f) (g)	SF+6.50%	8.82%	12/29/2021	11/28/2025	983	437	437	0.2%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	SF+6.50%	8.82%	2/28/2020	11/28/2025	1,784	595	595	0.2%
					15,487	13,581	13,759	5.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
Chemicals, Plastics & Rubber
Valudor Products LLC	L+7.50%	7.67% Cash/ 1.50% PIK	6/18/2018	6/19/2023	1,597	$1,590	$1,914	0.8%
Valudor Products LLC	L+7.50%	9.17%	12/22/2021	6/19/2023	502	502	1,509	0.6%
Valudor Products LLC (k)	L+7.50%	9.17% PIK	6/18/2018	6/19/2023	247	246	243	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	11.17%	6/18/2018	6/19/2023	1,095	589	589	0.3%
					3,441	2,927	4,255	1.8%
Construction & Building
Brightly Software Holdings, Inc. (fka Dude Solutions Holdings, Inc.)	L+6.25%	8.50%	6/14/2019	6/13/2025	9,850	9,725	9,860	4.2%
Brightly Software Holdings, Inc. (fka Dude Solutions Holdings, Inc.) (Revolver) (f)	L+6.25%	8.50%	6/14/2019	6/13/2025	1,304	696	696	0.3%
TCFIII OWL Buyer LLC	SF+5.50%	7.14%	4/19/2021	4/17/2026	2,030	2,001	2,030	0.9%
TCFIII OWL Buyer LLC	SF+5.50%	7.14%	4/19/2021	4/17/2026	2,478	2,478	2,478	1.1%
TCFIII OWL Buyer LLC	SF+5.50%	7.14%	12/17/2021	4/17/2026	2,224	2,189	2,224	1.0%
					17,886	17,089	17,288	7.5%
Consumer Goods: Durable
Independence Buyer, Inc.	L+5.50%	6.79%	8/3/2021	8/3/2026	5,970	5,870	5,955	2.6%
Independence Buyer, Inc. (Revolver) (f)	L+5.50%	6.79%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L+6.75%	7.81%	8/4/2021	8/4/2026	3,474	3,415	3,443	1.5%
Recycled Plastics Industries, LLC (Revolver) (f)	L+6.75%	7.81%	8/4/2021	8/4/2026	473	95	94	0.0%
					11,340	9,380	9,492	4.1%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	L+6.50%	7.99%	5/14/2021	4/3/2026	988	979	983	0.4%
The Kyjen Company, LLC (Revolver) (f)	L+6.50%	8.17%	5/14/2021	4/3/2026	105	79	78	0.0%
Thrasio, LLC	L+7.00%	9.25%	12/18/2020	12/18/2026	2,458	2,450	2,470	1.1%
					3,551	3,508	3,531	1.5%
Environmental Industries
Quest Resource Management Group, LLC	L+7.00%	8.06%	10/19/2020	10/20/2025	977	912	959	0.4%
Quest Resource Management Group, LLC	L+7.00%	8.06%	10/19/2020	10/20/2025	1,073	1,073	1,053	0.4%
Quest Resource Management Group, LLC	L+7.00%	8.06%	12/7/2021	10/20/2025	3,816	3,749	3,731	1.6%
Quest Resource Management Group, LLC (Delayed Draw) (f) (g)	L+7.00%	8.06%	12/7/2021	10/20/2025	1,774	385	376	0.2%
					7,640	6,119	6,119	2.6%
FIRE: Finance
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%	12/24/2020	12/24/2026	2,710	1,033	1,008	0.4%
Liftforward SPV II, LLC (h)	L+10.75%	12.42%	11/10/2016	9/30/2022	555	555	532	0.2%
Oceana Australian Fixed Income Trust (h) (l) (m)	n/a	10.75%	6/29/2021	6/29/2026	3,125	3,400	3,125	1.4%
Oceana Australian Fixed Income Trust (h) (l) (m)	n/a	11.50%	2/25/2021	2/25/2026	7,418	8,460	7,418	3.2%
W3 Monroe RE Debt LLC (h)	n/a	10.00% PIK	2/5/2021	2/4/2028	3,053	3,053	3,053	1.3%
					16,861	16,501	15,136	6.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition				Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity		Principal	Cost	Fair Value (d)	Net Assets (e)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (h)	SF+8.25%	9.38%	5/3/2022	4/30/2025		3,300	$3,237	$3,300	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (f) (g) (h)	SF+8.25%	9.51%	5/3/2022	4/30/2025		337	116	116	0.0%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (f) (h)	SF+8.25%	9.38%	5/3/2022	4/30/2025		1,653	—	—	0.0%
Florida East Coast Industries, LLC (h)	n/a	10.50%	8/9/2021	6/28/2024		2,084	2,039	2,063	0.9%
NCBP Property, LLC (h)	L+9.50%	10.56%	12/18/2020	12/16/2022		1,950	1,946	1,955	0.9%
						9,324	7,338	7,434	3.2%
Healthcare & Pharmaceuticals
Apotheco, LLC	L+8.50%	7.17% Cash/ 3.00% PIK	4/8/2019	4/8/2024		3,670	3,642	3,670	1.6%
Apotheco, LLC (Revolver)	L+8.50%	7.17% Cash/ 3.00% PIK	4/8/2019	4/8/2024		970	970	970	0.4%
Brickell Bay Acquisition Corp.	L+6.50%	7.50%	2/12/2021	2/12/2026		1,890	1,858	1,880	0.8%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+6.50%	7.50%	2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	SF+8.75%	6.75% Cash/ 3.00% PIK	6/30/2021	6/30/2027		4,975	4,889	4,546	2.0%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	SF+8.75%	6.75% Cash/ 3.00% PIK	6/30/2021	6/30/2027		3,749	186	170	0.1%
Caravel Autism Health, LLC (Revolver) (f)	SF+8.75%	6.75% Cash/ 3.00% PIK	6/30/2021	6/30/2027		1,250	625	571	0.2%
Dorado Acquisition, Inc.	L+6.25%	7.25%	6/30/2021	6/30/2026		4,963	4,880	4,980	2.1%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%	6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+6.25%	7.25%	6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+6.00%	8.25%	6/30/2021	6/28/2028		2,924	2,898	2,762	1.2%
NationsBenefits, LLC	SF+7.00%	8.15%	8/20/2021	8/20/2026		3,980	3,912	4,020	1.7%
NationsBenefits, LLC (Revolver) (f)	SF+7.00%	8.15%	8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a (n)	3/31/2015	n/a	(o)	—	—	1,102	0.5%
Seran BioScience, LLC	L+6.25%	7.25%	12/31/2020	7/8/2027		2,469	2,433	2,469	1.1%
Seran BioScience, LLC (Revolver) (f)	L+6.25%	7.25%	12/31/2020	7/8/2027		444	—	—	0.0%
TigerConnect, Inc.	SF+6.75%	7.75%	2/16/2022	2/16/2028		3,000	2,944	2,966	1.3%
TigerConnect, Inc. (Delayed Draw) (f) (g)	SF+6.75%	7.75%	2/16/2022	2/16/2028		124	—	—	0.0%
TigerConnect, Inc. (Revolver) (f)	SF+6.75%	7.75%	2/16/2022	2/16/2028		429	—	—	0.0%
Whistler Parent Holdings III, Inc.	SF+6.75%	8.38%	6/3/2022	6/2/2028		4,500	4,410	4,410	1.9%
Whistler Parent Holdings III, Inc. (Delayed Draw) (f) (g)	SF+6.75%	8.38%	6/3/2022	6/2/2028		1,406	—	—	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (f)	SF+6.75%	8.38%	6/3/2022	6/2/2028		563	—	—	0.0%
						42,945	33,647	34,516	14.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
High Tech Industries
Arcstor Midco, LLC	L+7.00%	9.25%	3/16/2021	3/16/2027	4,444	$4,370	$4,180	1.8%
MarkLogic Corporation	L+6.50%	7.79%	10/20/2020	10/20/2025	3,448	3,388	3,425	1.5%
MarkLogic Corporation	L+6.50%	7.79%	11/23/2021	10/20/2025	321	316	319	0.1%
MarkLogic Corporation	SF+6.50%	7.95%	11/23/2021	10/20/2025	215	215	214	0.1%
MarkLogic Corporation	SF+6.50%	7.95%	5/10/2022	10/20/2025	2,682	2,630	2,664	1.1%
MarkLogic Corporation (Revolver) (f)	SF+6.50%	7.95%	10/20/2020	10/20/2025	269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.38% Cash/ 1.50% PIK	2/15/2019	2/14/2025	6,536	6,476	6,533	2.8%
Mindbody, Inc.	L+8.50%	8.38% Cash/ 1.50% PIK	9/22/2021	2/14/2025	674	674	673	0.3%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.38%	2/15/2019	2/14/2025	667	—	—	0.0%
Newforma, Inc.	L+5.50%	7.75%	6/30/2017	3/31/2023	3,077	3,075	3,077	1.3%
Newforma, Inc. (Revolver) (f)	L+5.50%	7.75%	6/30/2017	3/31/2023	1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.56%	12/28/2018	12/30/2024	9,500	9,436	9,462	4.1%
Planful, Inc.	L+6.50%	7.56%	1/11/2021	12/30/2024	1,325	1,325	1,320	0.6%
Planful, Inc.	L+6.50%	7.56%	2/11/2022	12/30/2024	884	884	880	0.4%
Planful, Inc. (Revolver)	L+6.50%	7.56%	12/28/2018	12/30/2024	442	442	440	0.2%
					35,734	33,231	33,187	14.3%
Hotels, Gaming & Leisure
Equine Network, LLC	SF+8.00%	9.05%	12/31/2020	12/31/2025	1,728	1,700	1,704	0.7%
Equine Network, LLC	SF+8.00%	9.05%	1/29/2021	12/31/2025	784	772	773	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	SF+8.00%	9.05%	12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	SF+8.00%	9.05%	12/31/2020	12/31/2025	171	85	84	0.1%
					3,110	2,557	2,561	1.1%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF+5.50%	7.14%	4/7/2017	10/7/2022	1,093	1,093	1,093	0.5%
Destination Media, Inc. (Revolver) (f)	SF+5.50%	7.14%	4/7/2017	10/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+6.00%	8.25%	10/30/2020	10/30/2025	2,463	2,428	2,447	1.1%
North Haven USHC Acquisition, Inc.	L+6.00%	8.25%	3/12/2021	10/30/2025	713	713	709	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.00%	8.25%	9/3/2021	10/30/2025	1,439	479	477	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.00%	8.25%	10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	SF+6.00%	7.15%	11/20/2020	11/20/2025	1,481	1,460	1,469	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (g)	SF+6.00%	7.15%	11/20/2020	11/20/2025	781	663	657	0.3%
Relevate Health Group, LLC (Revolver) (f)	SF+6.00%	7.15%	11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF+6.00%	7.16%	12/22/2021	12/22/2026	1,097	1,080	1,093	0.4%
Spherix Global Inc. (Revolver) (f)	SF+6.00%	7.16%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	L+6.50%	8.17%	1/28/2020	1/28/2025	4,607	4,543	4,610	2.0%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	8.75%	1/28/2020	1/28/2025	742	198	198	0.1%
					15,636	12,657	12,753	5.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,604	$1,602	$1,597	0.7%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	308	307	307	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	503	503	501	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	189	189	189	0.1%
					2,604	2,601	2,594	1.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+6.15%	7.82%	1/4/2019	1/4/2024	1,930	1,917	1,929	0.9%
Attom Intermediate Holdco, LLC	L+6.15%	7.82%	6/25/2020	1/4/2024	470	466	470	0.2%
Attom Intermediate Holdco, LLC	L+6.15%	7.82%	7/1/2021	1/4/2024	277	273	277	0.1%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	7.42%	1/4/2019	1/4/2024	320	224	224	0.1%
Bonterra, LLC (fka Cybergrants Holdings)	L+6.50%	8.75%	9/8/2021	9/8/2027	12,799	12,633	12,543	5.4%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (f) (g)	L+6.50%	8.75%	9/8/2021	9/8/2027	2,302	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (f)	L+6.50%	8.75%	9/8/2021	9/8/2027	1,069	652	639	0.3%
Chess.com, LLC	L+6.50%	8.75%	12/31/2021	12/31/2027	5,985	5,875	5,925	2.6%
Chess.com, LLC (Revolver) (f)	L+6.50%	8.75%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	L+5.75%	6.81%	2/28/2019	2/28/2024	4,000	3,971	3,984	1.7%
Crownpeak Technology, Inc.	L+5.75%	6.81%	2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+5.75%	6.81%	2/28/2019	2/28/2024	167	—	—	0.0%
Spectrum Science Communications, LLC	SF+6.25%	7.91%	1/25/2022	1/25/2027	1,000	982	996	0.4%
Spectrum Science Communications, LLC (Revolver) (f)	SF+6.25%	7.91%	1/25/2022	1/25/2027	200	—	—	0.0%
					31,231	27,053	27,047	11.7%
Retail
BLST Operating Company, LLC	L+8.50%	1.00% Cash/ 9.00% PIK (j)	8/28/2020	8/28/2025	1,147	967	1,143	0.5%
Forman Mills, Inc.	SF+9.50%	9.14% Cash/ 2.00% PIK	1/14/2020	12/30/2022	1,275	1,275	1,263	0.5%
Forman Mills, Inc.	SF+9.50%	9.14% Cash/ 2.00% PIK	10/4/2016	12/30/2022	7,228	7,217	7,163	3.1%
					9,650	9,459	9,569	4.1%
Services: Business
Aras Corporation	L+7.00%	4.27% Cash/ 3.75% PIK	4/13/2021	4/13/2027	2,115	2,083	2,142	0.9%
Aras Corporation (Revolver) (f)	L+7.00%	4.27% Cash/ 3.75% PIK	4/13/2021	4/13/2027	150	—	—	0.0%
Burroughs, Inc.	SF+7.50%	8.65%	12/22/2017	12/22/2023	5,351	5,339	5,303	2.3%
Burroughs, Inc. (Revolver) (f)	SF+7.50%	8.65%	12/22/2017	12/22/2023	1,215	—	—	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	9.00%	7/9/2019	7/9/2025	9,950	9,838	9,910	4.3%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	9.00%	7/9/2019	7/9/2025	817	123	122	0.1%
RedZone Robotics, Inc.	L+6.75%	8.42%	6/1/2018	6/5/2023	208	207	208	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	8.42%	6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+7.50%	9.15% PIK	5/12/2021	5/12/2027	1,954	1,914	1,946	0.8%
Relativity ODA LLC (Revolver) (f)	L+7.50%	9.15% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	L+6.00%	7.67%	9/30/2021	9/30/2026	7,940	7,858	7,940	3.4%
Security Services Acquisition Sub Corp.	L+6.00%	7.67%	2/15/2019	9/30/2026	3,396	3,372	3,396	1.5%
Security Services Acquisition Sub Corp.	L+6.00%	7.67%	2/15/2019	9/30/2026	2,442	2,442	2,442	1.1%
Security Services Acquisition Sub Corp.	L+6.00%	7.67%	2/15/2019	9/30/2026	2,146	2,146	2,146	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.67%	2/15/2019	9/30/2026	1,543	1,543	1,543	0.7%
ServiceMax, Inc. (h)	L+7.00%	8.00% PIK	11/1/2021	11/1/2027	3,618	3,555	3,582	1.5%
ServiceMax, Inc. (Revolver) (f) (h)	L+7.00%	8.00% PIK	11/1/2021	11/1/2027	350	—	—	0.0%
VPS Holdings, LLC	L+8.00%	8.67% Cash/ 1.00% PIK	10/5/2018	10/4/2024	3,351	3,322	3,355	1.4%
VPS Holdings, LLC	L+8.00%	8.67% Cash/ 1.00% PIK	10/5/2018	10/4/2024	2,740	2,740	2,743	1.2%
VPS Holdings, LLC (Revolver) (f)	L+8.00%	8.67% Cash/ 1.00% PIK	10/5/2018	10/4/2024	1,002	102	102	0.0%
					50,626	46,584	46,880	20.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025	3,187	$3,145	$3,186	1.4%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	7,239	7,136	7,239	3.1%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	3,483	3,483	3,483	1.5%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+6.50%	7.52%	9/3/2021	12/26/2025	2,370	1,794	1,794	0.8%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	750	400	400	0.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	5,489	5,405	5,454	2.3%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	913	913	907	0.4%
IDIG Parent, LLC (Revolver)	L+6.00%	7.02%	12/15/2020	12/15/2026	429	429	426	0.2%
Kar Wash Holdings, LLC	SF+6.00%	7.00%	2/28/2022	2/26/2027	1,600	1,570	1,600	0.7%
Kar Wash Holdings, LLC (Delayed Draw) (f) (g)	SF+6.00%	7.72%	2/28/2022	2/26/2027	1,143	1,067	1,067	0.5%
Kar Wash Holdings, LLC (Revolver) (f)	SF+6.00%	7.72%	2/28/2022	2/26/2027	381	—	—	0.0%
Mammoth Holdings, LLC	SF+6.00%	7.00%	10/16/2018	10/16/2023	1,930	1,918	1,930	0.8%
Mammoth Holdings, LLC	SF+6.00%	7.00%	10/16/2018	10/16/2023	4,052	4,052	4,052	1.7%
Mammoth Holdings, LLC	SF+6.00%	7.00%	3/12/2021	10/16/2023	6,324	6,324	6,334	2.7%
Mammoth Holdings, LLC	SF+6.00%	7.00%	6/15/2021	10/16/2023	1,641	1,641	1,643	0.7%
Mammoth Holdings, LLC (Revolver) (f)	SF+6.00%	7.00%	10/16/2018	10/16/2023	657	—	—	0.0%
					41,588	39,277	39,515	17.0%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (f) (g)	P+10.00%	14.00%	6/10/2022	6/10/2025	2,000	1,793	1,797	0.8%
American Broadband and Telecommunications Company LLC (Revolver) (f)	P+10.00%	14.00%	6/10/2022	6/10/2025	500	120	120	0.1%
Calabrio, Inc.	L+7.00%	9.25%	4/16/2021	4/16/2027	3,400	3,329	3,387	1.5%
Calabrio, Inc. (Revolver) (f)	L+7.00%	9.25%	4/16/2021	4/16/2027	409	—	—	0.0%
VHT Acquisitions, LLC	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,534	1,507	1,527	0.6%
VHT Acquisitions, LLC (Delayed Draw) (f) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	120	—	—	0.0%
VHT Acquisitions, LLC (Revolver) (f)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	43	—	—	0.0%
					8,006	6,749	6,831	3.0%
Wholesale
Nearly Natural, Inc.	L+11.50%	9.75% Cash/ 4.00% PIK	12/15/2017	12/15/2022	6,647	6,634	6,226	2.7%
Nearly Natural, Inc.	L+11.50%	9.75% Cash/ 4.00% PIK	2/16/2021	12/15/2022	3,122	3,107	2,924	1.2%
Nearly Natural, Inc.	L+11.50%	9.75% Cash/ 4.00% PIK	9/22/2020	12/15/2022	1,719	1,712	1,609	0.7%
Nearly Natural, Inc.	L+11.50%	9.75% Cash/ 4.00% PIK	8/28/2019	12/15/2022	1,873	1,873	1,754	0.8%
Nearly Natural, Inc. (Revolver)	L+11.50%	9.75% Cash/ 4.00% PIK	12/15/2017	12/15/2022	2,480	2,480	2,322	1.0%
					15,841	15,806	14,835	6.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					388,507	341,802	341,805	147.3%

Unitranche Secured Loans (p)
Aerospace & Defense
Cassavant Holdings, LLC	L+6.50%	7.56%	9/8/2021	9/8/2026	7,940	7,805	7,873	3.4%
					7,940	7,805	7,873	3.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition				Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity		Principal	Cost	Fair Value (d)	Net Assets (e)
Consumer Goods: Non-Durable
Vinci Brands LLC	n/a	2.00% PIK (j)	7/6/2018	2/6/2024		7,026	$7,026	$—	0.0%
Vinci Brands LLC	n/a	2.00% PIK (j)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC	n/a	2.00% PIK (j)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC	n/a	2.00% PIK (j)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
						24,792	24,768	—	0.0%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC	L+6.50%	8.75%	7/18/2018	8/25/2022		10,015	10,015	10,010	4.3%
Priority Ambulance, LLC	L+6.50%	8.75%	4/12/2017	8/25/2022		1,253	1,253	1,253	0.6%
Priority Ambulance, LLC	L+6.50%	8.75%	12/13/2018	8/25/2022		655	655	654	0.3%
Priority Ambulance, LLC	L+6.50%	8.75%	10/22/2020	8/25/2022		990	990	989	0.4%
						12,913	12,913	12,906	5.6%
High Tech Industries
WillowTree, LLC	L+5.00%	6.67%	10/9/2018	10/9/2023		7,539	7,501	7,535	3.2%
						7,539	7,501	7,535	3.2%
Services: Business
ASG II, LLC	SF+6.50%	8.70%	5/25/2022	5/25/2028		1,900	1,862	1,862	0.8%
ASG II, LLC (Delayed Draw) (f) (g)	SF+6.50%	8.70%	5/25/2022	5/25/2028		285	—	—	0.0%
Onit, Inc.	SF+7.25%	9.46%	12/20/2021	5/2/2025		1,680	1,653	1,668	0.7%
						3,865	3,515	3,530	1.5%
Telecommunications
VB E1, LLC	L+7.65%	9.90%	11/18/2020	11/18/2026		2,250	2,250	2,270	1.0%
						2,250	2,250	2,270	1.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						59,299	58,752	34,114	14.7%

Junior Secured Loans
Banking
MoneyLion, Inc. (h)	SF+8.50%	10.82%	3/25/2022	3/24/2026		5,250	5,199	5,178	2.2%
MoneyLion, Inc. (h)	n/a	12.00%	8/27/2021	5/1/2023		1,500	1,490	1,498	0.7%
MoneyLion, Inc. (Delayed Draw) (f) (g) (h)	SF+8.50%	10.82%	3/25/2022	3/24/2026		1,500	—	—	0.0%
						8,250	6,689	6,676	2.9%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	16.00% PIK	8/9/2021	6/28/2024		1,643	1,612	1,602	0.7%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026		5,672	5,037	5,037	2.2%
						7,315	6,649	6,639	2.9%
Services: Consumer
Education Corporation of America	L+11.00%	7.75% Cash/ 5.50% PIK (j)	9/3/2015	n/a	(o)	833	831	580	0.2%
						833	831	580	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						16,398	14,169	13,895	6.0%

Equity Securities (q) (r)
Automotive
Born To Run, LLC (269,438 Class A units)	—	— (s)	4/1/2021	—		—	269	342	0.2%
Lifted Trucks Holdings, LLC (111,111 Class A units) (t)	—	— (s)	8/2/2021	—		—	111	91	0.0%
							380	433	0.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest		Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate		Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
Banking
MV Receivables II, LLC (1,458 common units) (h) (t)	—	—	(s)	7/29/2021	—	—	$600	$1,146	0.5%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (h) (t)	—	—	(s)	7/28/2021	7/28/2031	—	363	1,034	0.5%
							963	2,180	1.0%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(s)	8/19/2016	—	—	5,468	2,479	1.1%
							5,468	2,479	1.1%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (t)	—	—	(s)	2/28/2020	—	—	119	155	0.1%
							119	155	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (t)	n/a	10.00% PIK		6/18/2018	—	—	501	275	0.1%
							501	275	0.1%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(s)	8/3/2021	—	—	81	100	0.1%
							81	100	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(s)	10/19/2020	3/19/2028	—	67	123	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(s)	10/19/2021	3/19/2028	—	—	86	0.0%
							67	209	0.1%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (h) (t)	—	—	(s)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	58	313	0.2%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	9	49	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	1	7	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	9	49	0.0%
							77	418	0.2%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (t)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	2	108	0.0%
							2	108	0.0%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(s)	6/30/2021	—	—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(s)	6/30/2021	—	—	—	133	0.1%
NationsBenefits, LLC (116,460 Series B units) (t)	n/a	5.00% PIK		8/20/2021	—	—	781	934	0.4%
NationsBenefits, LLC (106,667 shares of common units) (t)	—	—	(s)	8/20/2021	—	—	153	326	0.1%
Seran BioScience, LLC (33,333 common units) (t)	—	—	(s)	12/31/2020	—	—	334	547	0.2%
							1,447	2,119	0.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest		Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate		Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
High Tech Industries
MarkLogic Corporation (290,239 Class A units)	—	—	(s)	10/20/2020	—	—	$—	$323	0.1%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—	—	473	458	0.2%
Recorded Future, Inc. (80,486 Class A units) (u)	—	—	(s)	7/3/2019	—	—	81	217	0.1%
							554	998	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (t)	—	—	(s)	12/31/2020	—	—	111	97	0.0%
							111	97	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (h) (v)	—	—	(s)	12/22/2016	—	—	114	548	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (m)	—	—	(s)	9/18/2015	9/18/2025	—	—	1,858	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	40	22	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(s)	11/20/2020	—	—	—	3	0.0%
Spherix Global Inc. (81 Class A units)	—	—	(s)	12/22/2021	—	—	81	76	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	49	141	0.1%
							284	2,648	1.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (t)	—	—	(s)	1/4/2019	—	—	297	449	0.2%
Chess.com, LLC (2 Class A units) (t)	—	—	(s)	12/31/2021	—	—	87	81	0.0%
							384	530	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (t)	—	—	(s)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(s)	1/14/2020	1/14/2029	—	—	614	0.3%
Luxury Optical Holdings Co. (w)	n/a	n/a	(s)	9/12/2014	—	—	—	118	0.0%
							712	1,152	0.5%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(s)	11/1/2017	—	—	395	786	0.3%
							395	786	0.3%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(j)	9/3/2015	—	—	7,492	2,295	1.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (t)	n/a	8.00% PIK		12/28/2020	—	—	125	192	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (t) (x)	—	—	(s)	1/4/2021	—	—	248	349	0.1%
Kar Wash Holdings, LLC (85,917 Class A units)	—	—	(s)	2/28/2022	—	—	86	78	0.0%
							7,951	2,914	1.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	(s)	6/10/2022	6/10/2032	—	42	42	0.0%
							42	42	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(s)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (39,394 Class AA units)	—	—	(s)	8/27/2021	—	—	39	—	0.0%
							192	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							19,730	17,643	7.5%
Total Non-Controlled/Non-Affiliate Company Investments							$434,453	$407,457	175.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest	Acquisition				Amortized		% of
Portfolio Company (a)	Index (b)	Rate	Date (c)	Maturity		Principal	Cost	Fair Value (d)	Net Assets (e)
Non-Controlled Affiliate Company Investments (y)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f)	L+5.50%	7.79%	9/9/2020	6/28/2024		477	$—	$—	0.0%
						477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF+8.00%	9.64%	7/22/2014	12/31/2026		10,923	10,923	10,119	4.4%
American Community Homes, Inc.	SF+14.50%	16.14% PIK	7/22/2014	12/31/2026		5,078	5,078	4,705	2.0%
American Community Homes, Inc.	SF+8.00%	9.64%	5/24/2017	12/31/2026		662	662	613	0.3%
American Community Homes, Inc.	SF+8.00%	9.64%	8/10/2018	12/31/2026		2,435	2,435	2,256	1.0%
American Community Homes, Inc.	SF+8.00%	9.64%	3/29/2019	12/31/2026		4,507	4,507	4,176	1.8%
American Community Homes, Inc.	SF+8.00%	9.64%	9/30/2019	12/31/2026		21	21	20	0.0%
American Community Homes, Inc.	SF+8.00%	9.64%	12/30/2019	12/31/2026		103	103	96	0.1%
American Community Homes, Inc. (Revolver) (f)	SF+8.00%	9.64%	3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (h) (z)	L+12.50%	14.00% PIK	10/20/2017	n/a	(o)	13,242	13,242	15,617	6.7%
HFZ Capital Group LLC (h) (z)	L+12.50%	14.00% PIK	10/20/2017	n/a	(o)	4,758	4,758	5,611	2.4%
MC Asset Management (Corporate), LLC (h)	L+15.00%	16.00% PIK	1/26/2021	1/26/2024		7,744	7,744	7,744	3.3%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+15.00%	16.00% PIK	4/26/2021	1/26/2024		1,713	920	920	0.4%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+7.00%	8.06%	8/11/2021	8/9/2024		4,875	2,592	2,592	1.1%
						58,561	52,985	54,469	23.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L+5.75%	7.42%	2/5/2020	2/5/2025		6,304	6,235	6,304	2.7%
Ascent Midco, LLC (Revolver) (f)	L+5.75%	7.42%	2/5/2020	2/5/2025		1,129	—	—	0.0%
						7,433	6,235	6,304	2.7%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.24% Cash/ 5.00% PIK	11/2/2018	12/30/2022		5,330	5,311	5,908	2.5%
						5,330	5,311	5,908	2.5%
Services: Business
Curion Holdings, LLC	n/a	14.00% PIK (j)	5/2/2017	3/31/2023		4,533	4,400	5,906	2.6%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK (j)	5/2/2017	3/31/2023		871	150	337	0.1%
						5,404	4,550	6,243	2.7%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	14.61% PIK (j)	6/25/2019	n/a	(o)	1,356	1,312	515	0.2%
						1,356	1,312	515	0.2%
Total Non-Controlled Affiliate Senior Secured Loans						78,561	70,393	73,439	31.6%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (h)	n/a	8.00%	8/6/2021	7/28/2028		5,850	5,850	5,850	2.5%
						5,850	5,850	5,850	2.5%
Services: Business
Curion Holdings, LLC	n/a	15.00% PIK (j)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC	n/a	15.00% PIK (j)	8/17/2018	1/2/2023		44	—	—	0.0%
						1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans						7,614	5,851	5,850	2.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest		Acquisition			Amortized		% of
Portfolio Company (a)	Index (b)	Rate		Date (c)	Maturity	Principal	Cost	Fair Value (d)	Net Assets (e)
Equity Securities (r) (y)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (i) (t)	—	—	(s)	9/9/2020	—	—	$1,631	$3,030	1.3%
							1,631	3,030	1.3%
FIRE: Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(s)	10/9/2014	12/18/2024	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (t) (z)	—	—	(s)	6/11/2019	—	—	793	439	0.2%
SFR Holdco, LLC (24.4% of interests) (h)	—	—	(s)	8/6/2021	—	—	3,900	3,900	1.7%
							4,693	4,339	1.9%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (t)	n/a	8.00% PIK		2/5/2020	—	—	2,032	1,618	0.7%
Familia Dental Group Holdings, LLC (1,158 Class A units) (t) (aa)	—	—	(s)	4/8/2016	—	—	3,968	2,755	1.2%
							6,000	4,373	1.9%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(s)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock)	—	—	(s)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (t)	—	—	(s)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,782	11,742	5.1%
Total Non-Controlled Affiliate Company Investments							$90,026	$91,031	39.2%

Controlled Affiliate Company Investments (ab)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,650	$37,551	16.2%
Total Controlled Affiliate Equity Securities							42,650	37,551	16.2%
Total Controlled Affiliate Company Investments							$42,650	$37,551	16.2%

TOTAL INVESTMENTS							$567,129	$536,039	230.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2022	$11
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	8/16/2022	11
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	9/16/2022	13
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	12
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	11
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	11
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	13
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	11
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	11
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	13
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	9
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	13
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	11
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	12
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	12
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	12
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	11
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	11
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	12
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	11
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,190
						$1,421
(a)	All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at June 30, 2022. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2022 represented 230.9% of the Company’s net assets or 96.4% of the Company’s total assets, are subject to legal restrictions on sales.
(d)	Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors as required by the 1940 Act. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(e)	Percentages are based on net assets of $232,121 as of June 30, 2022
(f)	All or a portion of this commitment was unfunded at June 30, 2022. As such, interest is earned only on the funded portion of this commitment.
(g)	This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

(h)	This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets totaled 23.2% of the Company’s total assets.
(i)	During 2020, the senior secured lender group of Toojay’s Management, LLC (“Toojay’s OldCo”) established TJ Management HoldCo, LLC (“Toojay’s NewCo”) in order to acquire certain of the assets of Toojay’s OldCo as part of a bankruptcy restructuring. The Company owns 15.9% of the equity in Toojay’s NewCo. Toojay’s NewCo credit bid a portion of the senior secured debt in Toojay’s OldCo to acquire certain assets of Toojay’s OldCo which constitute the ongoing operations of the portfolio company. The Company’s portion of this credit bid was $2,386, and as such the Company’s outstanding senior secured debt investment in Toojay’s OldCo was reduced by the amount of the credit bid and the Company’s cost basis of its new equity investment in Toojay’s NewCo was increased by the amount of the credit bid. While the Company still has loans outstanding at Toojay’s OldCo, the Company has valued these positions at zero as of June 30, 2022.
(j)	This position was on non-accrual status as of June 30, 2022, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(k)	This investment represents a note convertible to preferred shares of the borrower.
(l)	This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(m)	This is an international company.
(n)	During 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. This investment is a non-income producing security.
(o)	This is a demand note with no stated maturity.
(p)	The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(q)	Represents less than 5% ownership of the portfolio company’s voting securities.
(r)	Ownership of certain equity investments may occur through a holding company or partnership.
(s)	Represents a non-income producing security.
(t)	Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(u)	As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(v)	The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(w)	During the three months ended December 31, 2021, the Company sold its investment in Luxury Optical Holding Co. The remaining fair value at June 30, 2022 represents the remaining expected escrow proceeds associated with the sale.
(x)	As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands, except for shares and units)

(y)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(z)	The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
(aa)	As of June 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $244.
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

n/a - not applicable

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Acquisition				Fair	% of
Portfolio Company (a)	Index (b)	Interest Rate	Date (c)	Maturity	Principal	Amortized Cost	Value (d)	Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+6.00%	7.00%	4/1/2021	4/1/2027	3,483	$3,419	$3,544	1.4%
Born To Run, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	4/1/2021	4/1/2027	569	33	34	0.0%
Hastings Manufacturing Company	L+7.25%	8.25%	4/24/2018	4/24/2023	2,524	2,508	2,524	1.0%
Lifted Trucks Holdings, LLC	L+5.75%	6.75%	8/2/2021	8/2/2027	7,000	6,866	6,979	2.8%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+5.75%	6.75%	8/2/2021	8/2/2027	1,667	444	443	0.2%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	12/18/2018	12/18/2023	4,850	4,812	4,850	1.9%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	7/6/2020	12/18/2023	1,908	1,885	1,938	0.8%
Magneto & Diesel Acquisition, Inc.	L+5.50%	6.50%	8/4/2021	12/18/2023	829	815	842	0.4%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+5.50%	6.50%	12/18/2018	12/18/2023	500	—	—	0.0%
					24,730	20,782	21,154	8.5%
Banking
MV Receivables II, LLC (Delayed Draw) (f) (g) (h)	L+9.75%	11.25%	7/29/2021	7/29/2026	8,000	971	1,289	0.5%
StarCompliance MidCo, LLC	L+6.75%	7.75%	1/12/2021	1/11/2027	2,000	1,965	2,000	0.8%
StarCompliance MidCo, LLC	L+6.75%	7.75%	10/12/2021	1/11/2027	336	329	336	0.1%
StarCompliance MidCo, LLC (Revolver) (f)	L+6.75%	7.75%	1/12/2021	1/11/2027	322	—	—	0.0%
					10,658	3,265	3,625	1.4%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	1,496	1,468	1,496	0.6%
LVF Holdings, Inc.	L+6.25%	7.25%	6/10/2021	6/10/2027	1,432	1,432	1,432	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+6.25%	7.25%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+6.25%	7.25%	6/10/2021	6/10/2027	238	119	119	0.0%
LX/JT Intermediate Holdings, Inc. (k)	L+6.00%	7.50%	3/11/2020	3/11/2025	9,375	9,246	9,239	3.7%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+6.00%	7.50%	3/11/2020	3/11/2025	833	—	—	0.0%
Toojay’s Management LLC (l)	n/a	n/a (m)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay’s Management LLC (l)	n/a	n/a (m)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay’s Management LLC (Revolver) (l)	n/a	n/a (m)	10/26/2018	10/26/2022	66	66	—	0.0%
					15,431	13,937	12,286	4.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Acquisition					% of
Portfolio Company (a)	Index (b)	Interest Rate	Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Capital Equipment
MCP Shaw Acquisitionco, LLC (k)	SF+6.50%	7.50%	2/28/2020	11/28/2025	9,733	$9,595	$9,699	3.9%
MCP Shaw Acquisitionco, LLC	SF+6.50%	7.50%	12/29/2021	11/28/2025	3,002	2,942	2,992	1.2%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (f) (g)	SF+6.50%	7.50%	12/29/2021	11/28/2025	983	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	SF+6.50%	7.50%	2/28/2020	11/28/2025	1,784	—	—	0.0%
					15,502	12,537	12,691	5.1%
Chemicals, Plastics & Rubber
Valudor Products LLC	L+7.50%	7.00% Cash/ 1.50% PIK	6/18/2018	6/19/2023	1,585	1,574	1,871	0.7%
Valudor Products LLC	L+7.50%	8.50%	12/22/2021	6/19/2023	548	548	1,469	0.6%
Valudor Products LLC (n)	L+7.50%	8.50% PIK	6/18/2018	6/19/2023	237	234	230	0.1%
Valudor Products LLC (Revolver) (f)	L+9.50%	10.50%	6/18/2018	6/19/2023	1,095	480	479	0.2%
					3,465	2,836	4,049	1.6%
Construction & Building
Dude Solutions Holdings, Inc.	L+6.25%	7.25%	6/14/2019	6/13/2025	9,900	9,755	9,870	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+6.25%	7.25%	6/14/2019	6/13/2025	1,304	—	—	0.0%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026	2,040	2,008	2,040	0.8%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	4/19/2021	4/17/2026	2,491	2,491	2,491	1.0%
TCFIII OWL Buyer LLC	L+6.00%	7.00%	12/17/2021	4/17/2026	2,235	2,196	2,235	0.9%
					17,970	16,450	16,636	6.7%
Consumer Goods: Durable
Independence Buyer, Inc.	L+5.75%	6.75%	8/3/2021	8/3/2026	6,000	5,887	6,000	2.4%
Independence Buyer, Inc. (Revolver) (f)	L+5.75%	6.75%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L+6.75%	7.75%	8/4/2021	8/4/2026	3,491	3,426	3,491	1.4%
Recycled Plastics Industries, LLC (Revolver) (f)	L+6.75%	7.75%	8/4/2021	8/4/2026	473	142	142	0.1%
					11,387	9,455	9,633	3.9%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	L+6.50%	7.50%	5/14/2021	4/3/2026	993	983	997	0.4%
The Kyjen Company, LLC (Revolver) (f)	L+6.50%	7.50%	5/14/2021	4/3/2026	105	43	43	0.0%
Thrasio, LLC	L+7.00%	8.00%	12/18/2020	12/18/2026	2,470	2,438	2,470	1.0%
					3,568	3,464	3,510	1.4%
Environmental Industries
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025	990	924	989	0.4%
Quest Resource Management Group, LLC	L+6.50%	7.50%	10/19/2020	10/20/2025	1,087	1,087	1,086	0.4%
Quest Resource Management Group, LLC	L+6.50%	7.50%	12/7/2021	10/20/2025	3,856	3,779	3,853	1.6%
Quest Resource Management Group, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	12/7/2021	10/20/2025	1,778	—	—	0.0%
StormTrap, LLC	L+5.50%	6.50%	12/10/2018	12/8/2023	7,170	7,114	7,170	2.9%
StormTrap, LLC (Revolver) (f)	L+5.50%	6.50%	12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (k)	L+6.00%	7.00%	4/29/2016	9/29/2023	2,853	2,846	2,853	1.1%
Synergy Environmental Corporation (k)	L+6.00%	7.00%	4/29/2016	9/29/2023	477	476	477	0.2%
Synergy Environmental Corporation	L+6.00%	7.00%	4/29/2016	9/29/2023	810	810	810	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+6.00%	7.00%	4/29/2016	9/29/2023	671	—	—	0.0%
					20,124	17,036	17,238	6.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Acquisition					Fair	% of
Portfolio Company (a)	Index (b)	Interest Rate	Date (c)	Maturity		Principal	Amortized Cost	Value (d)	Net Assets (e)
FIRE: Finance
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)	n/a	9.00%	12/24/2020	12/24/2026		2,710	$677	$677	0.3%
Liftforward SPV II, LLC (h)	L+10.75%	11.25%	11/10/2016	9/30/2022		744	744	713	0.3%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	10.75%	6/29/2021	6/29/2026		3,288	3,400	3,288	1.3%
Oceana Australian Fixed Income Trust (h) (i) (j)	n/a	11.50%	2/25/2021	2/25/2026		7,805	8,460	7,805	3.1%
W3 Monroe RE Debt LLC (h)	n/a	10.00% PIK	2/5/2021	2/4/2028		2,906	2,906	2,906	1.2%
						17,453	16,187	15,389	6.2%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	10.50%	8/9/2021	6/28/2024		3,572	3,477	3,571	1.4%
NCBP Property, LLC (h)	L+9.50%	10.50%	12/18/2020	12/16/2022		1,950	1,940	1,955	0.8%
						5,522	5,417	5,526	2.2%
Healthcare & Pharmaceuticals
Apotheco, LLC	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		3,632	3,597	3,462	1.4%
Apotheco, LLC (Revolver)	L+8.50%	6.50% Cash/ 3.00% PIK	4/8/2019	4/8/2024		955	955	910	0.4%
Brickell Bay Acquisition Corp.	L+6.50%	7.50%	2/12/2021	2/12/2026		1,899	1,865	1,889	0.7%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+6.50%	7.50%	2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	L+5.75%	6.75%	6/30/2021	6/30/2027		5,000	4,906	4,699	1.9%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	L+5.75%	6.75%	6/30/2021	6/30/2027		3,750	187	176	0.1%
Caravel Autism Health, LLC (Revolver) (f)	L+5.75%	6.75%	6/30/2021	6/30/2027		1,250	625	587	0.2%
Dorado Acquisition, Inc.	L+6.75%	7.75%	6/30/2021	6/30/2026		4,988	4,895	4,983	2.0%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.75%	7.75%	6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+6.75%	7.75%	6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+6.00%	7.00%	6/30/2021	6/28/2028		2,939	2,911	2,857	1.1%
NationsBenefits, LLC	L+7.00%	8.00%	8/20/2021	8/20/2026		4,000	3,924	3,993	1.6%
NationsBenefits, LLC (Revolver) (f)	L+7.00%	8.00%	8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC	n/a	n/a (o)	3/31/2015	n/a	(p)	—	—	1,681	0.7%
Seran BioScience, LLC	L+6.25%	7.25%	12/31/2020	12/31/2025		2,481	2,440	2,487	1.0%
Seran BioScience, LLC (Revolver) (f)	L+6.25%	7.25%	12/31/2020	12/31/2025		444	—	—	0.0%
						32,977	26,305	27,724	11.1%
High Tech Industries
Arcstor Midco, LLC	L+7.00%	8.00%	3/16/2021	3/16/2027		4,466	4,386	4,433	1.8%
MarkLogic Corporation	L+6.00%	7.00%	10/20/2020	10/20/2025		3,465	3,396	3,517	1.4%
MarkLogic Corporation	L+6.00%	7.00%	11/23/2021	10/20/2025		323	317	330	0.1%
MarkLogic Corporation (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/23/2021	10/20/2025		215	—	—	0.0%
MarkLogic Corporation (Revolver) (f)	L+6.00%	7.00%	10/20/2020	10/20/2025		269	—	—	0.0%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	2/15/2019	2/14/2025		6,487	6,415	6,438	2.6%
Mindbody, Inc.	L+8.50%	8.00% Cash/ 1.50% PIK	9/22/2021	2/14/2025		669	669	664	0.3%
Mindbody, Inc. (Revolver) (f)	L+8.00%	9.00%	2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+5.50%	6.50%	6/30/2017	6/30/2022		3,890	3,882	3,890	1.6%
Newforma, Inc. (Revolver) (f)	L+5.50%	6.50%	6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+6.50%	7.50%	12/28/2018	12/30/2024		9,500	9,414	9,472	3.8%
Planful, Inc.	L+6.50%	7.50%	1/11/2021	12/30/2024		1,325	1,325	1,322	0.5%
Planful, Inc. (Revolver) (f)	L+6.50%	7.50%	12/28/2018	12/30/2024		442	88	88	0.0%
						32,968	29,892	30,154	12.1%
Hotels, Gaming & Leisure
Equine Network, LLC	L+8.00%	9.00%	12/31/2020	12/31/2025		1,737	1,704	1,733	0.7%
Equine Network, LLC	L+8.00%	9.00%	1/29/2021	12/31/2025		788	774	786	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	L+8.00%	9.00%	12/31/2020	12/31/2025		427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+8.00%	9.00%	12/31/2020	12/31/2025		171	85	85	0.1%
						3,123	2,563	2,604	1.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Acquisition				Fair	% of
Portfolio Company (a)	Index (b)	Interest Rate	Date (c)	Maturity	Principal	Amortized Cost	Value (d)	Net Assets (e)
Media: Advertising, Printing & Publishing
Destination Media, Inc. (k)	L+5.50%	6.50%	4/7/2017	4/7/2022	1,738	$1,736	$1,738	0.7%
Destination Media, Inc. (Revolver) (f)	L+5.50%	6.50%	4/7/2017	4/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	10/30/2020	10/30/2025	2,475	2,435	2,475	1.0%
North Haven USHC Acquisition, Inc.	L+6.00%	7.00%	3/12/2021	10/30/2025	717	717	717	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (g)	L+6.00%	7.00%	9/3/2021	10/30/2025	1,441	482	487	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+6.00%	7.00%	10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	L+6.00%	7.00%	11/20/2020	11/20/2025	1,489	1,465	1,504	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	11/20/2020	11/20/2025	784	666	673	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+6.00%	7.00%	11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF+6.00%	7.00%	12/22/2021	12/22/2026	1,100	1,081	1,081	0.4%
Spherix Global Inc. (Revolver) (f)	SF+6.00%	7.00%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	L+6.50%	7.50%	1/28/2020	1/28/2025	4,631	4,555	4,647	1.8%
XanEdu Publishing, Inc. (Revolver) (f)	L+6.50%	7.50%	1/28/2020	1/28/2025	742	—	—	0.0%
					16,337	13,137	13,322	5.3%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	1,526	1,523	1,526	0.6%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	11/4/2019	11/2/2022	293	291	293	0.1%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	478	478	478	0.2%
Vice Group Holding Inc.	L+12.00%	5.50% Cash/ 8.00% PIK	5/2/2019	11/2/2022	180	180	180	0.1%
					2,477	2,472	2,477	1.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	1/4/2019	1/4/2024	1,940	1,923	1,937	0.8%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	6/25/2020	1/4/2024	473	467	472	0.2%
Attom Intermediate Holdco, LLC	L+6.15%	7.15%	7/1/2021	1/4/2024	279	273	278	0.1%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+5.75%	6.75%	1/4/2019	1/4/2024	320	160	160	0.1%
Chess.com, LLC	L+6.50%	7.50%	12/31/2021	12/31/2027	6,000	5,880	5,880	2.3%
Chess.com, LLC (Revolver) (f)	L+6.50%	7.50%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	4,000	3,962	4,000	1.6%
Crownpeak Technology, Inc.	L+5.75%	6.75%	2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+5.75%	6.75%	2/28/2019	2/28/2024	167	—	—	0.0%
CyberGrants Holdings, LLC	L+6.50%	7.25%	9/8/2021	9/8/2027	10,900	10,744	10,900	4.4%
CyberGrants Holdings, LLC (Delayed Draw) (f) (g)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,069	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (f)	L+6.50%	7.25%	9/8/2021	9/8/2027	1,069	—	—	0.0%
					26,929	23,469	23,687	9.5%
Retail
BLST Operating Company, LLC	L+8.50%	1.00% Cash/ 9.00% PIK (m)	8/28/2020	8/28/2025	1,147	1,025	1,143	0.5%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	1/14/2020	12/30/2022	1,336	1,336	1,330	0.5%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	282	281	281	0.1%
Forman Mills, Inc. (k)	L+9.50%	8.50% Cash/ 2.00% PIK	10/4/2016	12/30/2022	7,623	7,600	7,524	3.0%
					10,388	10,242	10,278	4.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Acquisition			Amortized	Fair	% of
Portfolio Company (a)	Index (b)	Interest Rate	Date (c)	Maturity	Principal	Cost	Value (d)	Net Assets (e)
Services: Business
Aras Corporation	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	2,079	$2,044	$2,103	0.8%
Aras Corporation (Revolver) (f)	L+7.00%	4.25% Cash/ 3.75% PIK	4/13/2021	4/13/2027	150	—	—	0.0%
Burroughs, Inc. (k)	L+6.50%	7.50%	12/22/2017	12/22/2022	5,501	5,477	5,480	2.2%
Burroughs, Inc. (Revolver) (f)	L+6.50%	7.50%	12/22/2017	12/22/2022	1,220	—	—	0.0%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	9,000	8,935	9,000	3.6%
Certify, Inc.	L+5.50%	6.50%	2/28/2019	2/28/2024	1,227	1,227	1,227	0.5%
Certify, Inc. (Revolver) (f)	L+5.50%	6.50%	2/28/2019	2/28/2024	409	102	102	0.0%
HS4 Acquisitionco, Inc.	L+6.75%	7.75%	7/9/2019	7/9/2025	10,000	9,869	9,910	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+6.75%	7.75%	7/9/2019	7/9/2025	817	—	—	0.0%
IT Global Holding LLC (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	3,405	3,374	4,411	1.8%
IT Global Holding LLC (h)	L+9.00%	10.00%	7/19/2019	11/10/2023	1,270	1,255	1,645	0.7%
IT Global Holding LLC (Revolver) (h)	L+9.00%	10.00%	11/15/2018	11/10/2023	875	875	1,060	0.4%
RedZone Robotics, Inc.	L+6.75%	7.75%	6/1/2018	6/5/2023	213	211	213	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+6.75%	7.75%	6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	1,896	1,854	1,894	0.8%
Relativity ODA LLC (Revolver) (f)	L+7.50%	8.50% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	9/30/2021	9/30/2026	7,980	7,872	7,972	3.2%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	9/30/2026	3,413	3,382	3,409	1.4%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	9/30/2026	2,455	2,455	2,452	1.0%
Security Services Acquisition Sub Corp. (k)	L+6.00%	7.00%	2/15/2019	9/30/2026	2,157	2,157	2,154	0.9%
Security Services Acquisition Sub Corp.	L+6.00%	7.00%	2/15/2019	9/30/2026	1,551	1,551	1,549	0.6%
ServiceMax, Inc. (h)	L+7.00%	8.00%	11/1/2021	11/1/2027	3,500	3,431	3,500	1.4%
ServiceMax, Inc. (Revolver) (f) (h)	L+7.00%	8.00%	11/1/2021	11/1/2027	350	—	—	0.0%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	3,447	3,410	3,325	1.3%
VPS Holdings, LLC	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	2,817	2,817	2,717	1.1%
VPS Holdings, LLC (Revolver) (f)	L+9.00%	8.00% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,001	101	97	0.0%
					67,071	62,399	64,220	25.8%
Services: Consumer
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	12/28/2020	12/26/2025	3,203	3,156	3,203	1.3%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	7,275	7,156	7,275	2.9%
Express Wash Acquisition Company, LLC	L+6.50%	7.50%	9/3/2021	12/26/2025	3,500	3,500	3,500	1.4%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+6.50%	7.50%	9/3/2021	12/26/2025	2,500	925	925	0.4%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+6.50%	7.50%	12/28/2020	12/26/2025	750	400	400	0.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	5,517	5,423	5,530	2.2%
IDIG Parent, LLC	L+6.00%	7.00%	12/15/2020	12/15/2026	918	918	920	0.4%
IDIG Parent, LLC (Revolver) (f)	L+6.00%	7.00%	12/15/2020	12/15/2026	429	—	—	0.0%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	1,940	1,924	1,940	0.8%
Mammoth Holdings, LLC	L+6.00%	7.00%	10/16/2018	10/16/2023	4,073	4,073	4,073	1.5%
Mammoth Holdings, LLC	L+6.00%	7.00%	3/12/2021	10/16/2023	6,355	6,355	6,368	2.6%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+6.00%	7.00%	6/15/2021	10/16/2023	1,646	988	989	0.4%
Mammoth Holdings, LLC (Revolver) (f)	L+6.00%	7.00%	10/16/2018	10/16/2023	657	—	—	0.0%
					38,763	34,818	35,123	14.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Acquisition					% of
Portfolio Company (a)	Index (b)	Interest Rate	Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Telecommunications
Calabrio, Inc.	L+7.00%	8.00%	4/16/2021	4/16/2027	3,400	$3,322	$3,400	1.4%
Calabrio, Inc. (Revolver) (f)	L+7.00%	8.00%	4/16/2021	4/16/2027	409	—	—	0.0%
VHT Solutions	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	1,500	1,470	1,470	0.6%
VHT Solutions (Delayed Draw) (f) (g)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	120	—	—	0.0%
VHT Solutions (Revolver) (f)	L+7.00%	8.00% PIK	12/21/2021	12/21/2026	43	—	—	0.0%
					5,472	4,792	4,870	2.0%
Wholesale
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	12/15/2017	12/15/2022	6,601	6,572	6,520	2.6%
Nearly Natural, Inc.	L+11.50%	8.50% Cash/ 4.00% PIK	2/16/2021	12/15/2022	3,099	3,066	3,061	1.2%
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	9/22/2020	12/15/2022	1,706	1,691	1,685	0.7%
Nearly Natural, Inc. (k)	L+11.50%	8.50% Cash/ 4.00% PIK	8/28/2019	12/15/2022	1,859	1,859	1,836	0.7%
Nearly Natural, Inc. (Revolver)	L+11.50%	8.50% Cash/ 4.00% PIK	12/15/2017	12/15/2022	2,430	2,430	2,400	1.0%
					15,695	15,618	15,502	6.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans					398,010	347,073	351,698	141.1%

Unitranche Secured Loans (q)
Aerospace & Defense
Cassavant Holdings, LLC	L+6.50%	7.50%	9/8/2021	9/8/2026	7,980	7,828	7,972	3.2%
					7,980	7,828	7,972	3.2%
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+8.00%	9.00%	6/23/2017	6/23/2022	5,555	5,546	5,555	2.2%
MFG Chemical, LLC	L+8.00%	9.00%	3/15/2018	6/23/2022	543	543	543	0.2%
					6,098	6,089	6,098	2.4%
Consumer Goods: Non-Durable
Vinci Brands LLC (fka Incipio, LLC)	n/a	2.00% PIK (m)	7/6/2018	2/6/2024	7,026	7,026	4,950	2.0%
Vinci Brands LLC (fka Incipio, LLC) (r)	n/a	2.00% PIK (m)	3/9/2018	2/6/2024	3,065	3,065	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (s)	n/a	2.00% PIK (m)	12/26/2014	2/6/2024	13,552	13,528	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (t)	n/a	2.00% PIK (m)	12/26/2014	2/6/2024	1,149	1,149	—	0.0%
					24,792	24,768	4,950	2.0%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (u)	L+6.50%	7.50%	7/18/2018	4/12/2022	10,015	10,015	10,010	4.0%
Priority Ambulance, LLC (v)	L+6.50%	7.50%	4/12/2017	4/12/2022	1,253	1,251	1,253	0.5%
Priority Ambulance, LLC	L+6.50%	7.50%	12/13/2018	4/12/2022	655	655	655	0.3%
Priority Ambulance, LLC	L+6.50%	7.50%	10/22/2020	4/12/2022	990	990	989	0.4%
					12,913	12,911	12,907	5.2%
High Tech Industries
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	3,725	3,720	3,725	1.5%
Energy Services Group, LLC (h) (w)	SN+8.42%	9.42%	5/4/2017	5/4/2022	4,541	4,458	4,541	1.8%
Energy Services Group, LLC	L+8.42%	9.42%	5/4/2017	5/4/2022	1,060	1,047	1,060	0.4%
WillowTree, LLC	L+5.00%	6.00%	10/9/2018	10/9/2023	7,639	7,584	7,651	3.1%
					16,965	16,809	16,977	6.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above			Acquisition						% of
Portfolio Company (a)	Index (b)	Interest Rate		Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Services: Business
Onit, Inc.	L+7.25%	8.25%		12/20/2021	5/2/2025		1,500	$1,472	$1,472	0.6%
							1,500	1,472	1,472	0.6%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g)	L+7.65%	8.15%		11/18/2020	11/18/2026		2,250	1,100	1,118	0.4%
							2,250	1,100	1,118	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							72,498	70,977	51,494	20.6%

Junior Secured Loans
Banking
MoneyLion, Inc. (h)	n/a	12.00%		8/27/2021	5/1/2023		1,500	1,488	1,522	0.6%
							1,500	1,488	1,522	0.6%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)	n/a	16.00% PIK		8/9/2021	6/28/2024		1,520	1,482	1,530	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	7/2/2026		5,576	4,665	4,886	2.0%
							7,096	6,147	6,416	2.6%
Services: Consumer
Education Corporation of America	L+11.00%	5.72% Cash/ 5.50% PIK	(m)	9/3/2015	n/a	(p)	833	831	576	0.2%
							833	831	576	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							9,429	8,466	8,514	3.4%

Equity Securities (x) (y)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	(z)	4/1/2021	—		—	269	293	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (aa)	—	—	(z)	8/2/2021	—		—	111	109	0.1%
								380	402	0.2%
Banking
MV Receivables II, LLC (729 common units) (h) (aa)	—	—	(z)	7/29/2021	—		—	300	558	0.2%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (h) (aa)	—	—	(z)	7/28/2021	7/28/2031		—	363	1,007	0.4%
								663	1,565	0.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above			Acquisition					% of
Portfolio Company (a)	Index (b)	Interest Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(z)	8/19/2016	—	—	$5,468	$3,699	1.5%
							5,468	3,699	1.5%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (aa)	—	—	(z)	2/28/2020	—	—	119	148	0.1%
							119	148	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (aa)	n/a	10.00% PIK		6/18/2018	—	—	501	16	0.0%
							501	16	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(z)	8/3/2021	—	—	81	101	0.0%
							81	101	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2020	3/19/2028	—	67	286	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2021	3/19/2028	—	—	169	0.1%
							67	455	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (h) (aa)	—	—	(z)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	58	219	0.1%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	9	34	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00% PIK		11/30/2017	—	—	9	34	0.0%
							77	292	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (aa)	n/a	8.00% Cash/ 4.00% PIK		7/2/2021	—	—	2	2	0.0%
							2	2	0.0%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(z)	6/30/2021	—	—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(z)	6/30/2021	—	—	—	9	0.0%
NationsBenefits, LLC (888,889 Series A units) (aa)	n/a	9.00% PIK		8/20/2021	—	—	736	714	0.3%
NationsBenefits, LLC (106,667 shares of common units) (aa)	—	—	(z)	8/20/2021	—	—	153	67	0.0%
Seran BioScience, LLC (33,333 common units) (aa)	—	—	(z)	12/31/2020	—	—	334	714	0.3%
							1,402	1,683	0.7%
High Tech Industries
MarkLogic Corporation (290,239 Class A units)	—	—	(z)	10/20/2020	—	—	290	423	0.2%
Planful, Inc. (473,082 Class A units)	n/a	8.00% PIK		12/28/2018	—	—	473	557	0.2%
Recorded Future, Inc. (80,486 Class A units) (ab)	—	—	(z)	7/3/2019	—	—	81	203	0.1%
							844	1,183	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (99 Class A units) (aa)	—	—	(z)	12/31/2020	—	—	99	102	0.0%
							99	102	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above			Acquisition					% of
Portfolio Company (a)	Index (b)	Interest Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (h) (aj)	—	—	(z)	12/22/2016	—	—	$114	$1,041	0.4%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (j)	—	—	(z)	9/18/2015	9/18/2025	—	—	2,204	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00% PIK		11/20/2020	—	—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(z)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	(z)	12/22/2021	—	—	81	81	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00% PIK		1/28/2020	—	—	49	106	0.0%
							284	3,472	1.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (aa)	—	—	(z)	1/4/2019	—	—	297	446	0.2%
Chess.com, LLC (2 Class A units) (aa)	—	—	(z)	12/31/2021	—	—	87	87	0.0%
							384	533	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (aa)	—	—	(z)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity) (k)	—	—	(z)	1/14/2020	1/14/2029	—	—	702	0.3%
Luxury Optical Holdings Co. (af)	n/a	n/a	(z)	9/12/2014	—	—	—	78	0.0%
							712	1,200	0.5%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(z)	11/1/2017	—	—	395	737	0.3%
							395	737	0.3%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00% PIK	(m)	9/3/2015	—	—	7,492	2,281	0.9%
Express Wash Acquisition Company, LLC (121,311 Class A units) (aa)	n/a	8.00% PIK		12/28/2020	—	—	125	208	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (aa) (ac)	—	—	(z)	1/4/2021	—	—	248	428	0.2%
							7,865	2,917	1.2%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(z)	12/15/2017	—	—	153	69	0.0%
Nearly Natural, Inc. (39,394 Class AA units)	—	—	(z)	8/27/2021	—	—	39	5	0.0%
							192	74	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							19,535	18,581	7.4%
Total Non-Controlled/Non-Affiliate Company Investments							$446,051	$430,287	172.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above			Acquisition						% of
Portfolio Company (a)	Index (b)	Interest Rate		Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Non-Controlled Affiliate Company Investments (ad)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f)	L+5.50%	6.50%		9/9/2020	6/28/2024		477	$—	$—	0.0%
							477	—	—	0.0%
FIRE Real Estate
American Community Homes, Inc.	L+10.00%	11.50% PIK		7/22/2014	3/31/2022		10,457	10,457	10,457	4.2%
American Community Homes, Inc.	L+14.50%	16.00% PIK		7/22/2014	3/31/2022		4,753	4,753	4,753	1.9%
American Community Homes, Inc.	L+10.00%	11.50% PIK		5/24/2017	3/31/2022		634	634	634	0.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		8/10/2018	3/31/2022		2,331	2,331	3,164	1.3%
American Community Homes, Inc.	L+10.00%	11.50% PIK		3/29/2019	3/31/2022		4,315	4,315	4,357	1.8%
American Community Homes, Inc.	L+10.00%	11.50% PIK		9/30/2019	3/31/2022		20	20	20	0.0%
American Community Homes, Inc.	L+10.00%	11.50% PIK		12/30/2019	3/31/2022		99	99	99	0.0%
HFZ Capital Group LLC (h) (ae)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	13,242	13,242	15,084	6.0%
HFZ Capital Group LLC (h) (ae)	L+12.50%	14.00% PIK		10/20/2017	n/a	(p)	4,758	4,758	5,420	2.2%
MC Asset Management (Corporate), LLC (h)	L+15.00%	16.00% PIK		1/26/2021	1/26/2024		7,154	7,154	7,154	2.9%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+15.00%	16.00% PIK		4/26/2021	1/26/2024		1,643	850	850	0.3%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+7.00%	7.50%		8/11/2021	8/9/2024		4,875	2,104	2,104	0.8%
							54,281	50,717	54,096	21.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (k)	L+5.50%	6.50%		2/5/2020	2/5/2025		6,392	6,308	6,392	2.6%
Ascent Midco, LLC (Revolver) (f)	L+5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
							7,521	6,308	6,392	2.6%
High Tech Industries
Mnine Holdings, Inc.	L+8.00%	4.00% Cash/ 5.00% PIK		11/2/2018	12/30/2022		5,193	5,165	5,771	2.3%
							5,193	5,165	5,771	2.3%
Services: Business
Curion Holdings, LLC (ag)	n/a	14.00% PIK	(m)	5/2/2017	8/31/2022		4,533	4,497	4,561	1.8%
Curion Holdings, LLC (Revolver) (f)	n/a	14.00% PIK	(m)	5/2/2017	8/31/2022		871	528	550	0.2%
							5,404	5,025	5,111	2.0%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+11.00%	12.00% PIK	(m)	6/25/2019	n/a	(p)	1,356	1,312	632	0.3%
							1,356	1,312	632	0.3%
Total Non-Controlled Affiliate Senior Secured Loans							74,232	68,527	72,002	28.9%

Junior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (h)	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.3%
							5,850	5,850	5,850	2.3%
Services: Business
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC (k)	n/a	15.00% PIK	(m)	8/17/2018	1/2/2023		44	—	—	0.0%
							1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans							7,614	5,851	5,850	2.3%

Equity Securities (y) (ad)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (l) (aa)	—	—	(z)	9/9/2020	—		—	1,631	3,148	1.3%
								1,631	3,148	1.3%
FIRE: Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(z)	10/9/2014	12/18/2024		—	—	264	0.1%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (aa) (ae)	—	—	(z)	6/11/2019	—		—	793	644	0.2%
Second Avenue SFR Holdings II LLC (24.4% of interests) (h)	—	—	(z)	8/6/2021	—		—	3,900	3,900	1.6%
								4,693	4,808	1.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above			Acquisition					% of
Portfolio Company (a)	Index (b)	Interest Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (aa)	n/a	8.00% PIK		2/5/2020	—	—	$2,032	$2,554	1.0%
Familia Dental Group Holdings, LLC (1,105 Class A units) (aa) (ah)	—	—	(z)	4/8/2016	—	—	3,785	1,919	0.8%
							5,817	4,473	1.8%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(z)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock) (k)	—	—	(z)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (aa)	—	—	(z)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,599	12,429	5.0%
Total Non-Controlled Affiliate Company Investments							$87,977	$90,281	36.2%

Controlled Affiliate Company Investments (ai)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,150	$41,125	16.5%
Total Controlled Affiliate Equity Securities							42,150	41,125	16.5%
Total Controlled Affiliate Company Investments							$42,150	$41,125	16.5%

TOTAL INVESTMENTS							$576,178	$561,693	225.2%

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

(b)

The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average (“SONIA” or “SN”) or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, Prime, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

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
(o)

In 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. This investment is a non-income producing security.

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

(ae)

The Company restructured its investment in HFZ Capital Group LLC (“HFZ”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). Corporate owns 100% of the equity of MC Asset Management Industrial, LLC (“Industrial”). In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, including MRCC SBIC (through its dissolution date) and its wholly-owned general partner MCC SBIC GP, LLC, and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2022, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of $290 and $290, respectively. For the three and six months ended June 30, 2021, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of $1,117 and $1,177, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,932 and $4,370 as of June 30, 2022 and December 31, 2021, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2022 totaled $456 and $745, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2021 totaled $1,038 and $1,503, respectively. Upon prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	June 30,
	2022	2021
Interest income	$9,026	$8,500
PIK interest income	1,397	1,734
Dividend income (1)	1,048	1,149
Fee income	1,192	300
Prepayment gain (loss)	65	416
Accretion of discounts and amortization of premiums	267	265
Total investment income	$12,995	$12,364

	Six months ended
	June 30,
	2022	2021
Interest income	$18,111	$17,461
PIK interest income	3,218	3,413
Dividend income (2)	2,057	2,411
Fee income	1,192	777
Prepayment gain (loss)	263	898
Accretion of discounts and amortization of premiums	645	617
Total investment income	$25,486	$25,577
(1)	Includes PIK dividends of $118 and $72, respectively.
(2)	Includes PIK dividends of $226 and $134, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $10,776 and $14,693 at June 30, 2022 and December 31, 2021, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2022 and December 31, 2021, the Company had unamortized deferred financing costs of $3,743 and $5,794 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2022 was $490 and $1,091, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2021 was $537 and $1,138, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of June 30, 2022 and December 31, 2021, other assets on the consolidated statements of assets and liabilities included $182 and $123 of deferred offering costs, respectively, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of June 30, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars. As of December 31, 2021, the Company held investments in one portfolio company that was denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and six months ended June 30, 2022, the Company recorded a net expense on the consolidated statements of operations of $100 and $119, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $153 and $183, respectively, for U.S. federal excise tax. As of June 30, 2022 and December 31, 2021, the Company had a payable of $26 and $183 for excise taxes, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2022, the Company recorded a net tax expense of $302 on the consolidated statements of operations for these subsidiaries. For the three and six months ended June 30, 2021, the Company did not record a net tax expense on the consolidated statements of operations for these subsidiaries. As of both June 30, 2022 and December 31, 2021, no payables for corporate-level income taxes were accrued.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2022. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$412,195	72.7%	$415,600	72.1%
Unitranche secured loans	58,752	10.4	70,977	12.3
Junior secured loans	20,020	3.5	14,317	2.5
LLC equity interest in SLF	42,650	7.5	42,150	7.3
Equity securities	33,512	5.9	33,134	5.8
Total	$567,129	100.0%	$576,178	100.0%

	June 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$415,244	77.5%	$423,700	75.4%
Unitranche secured loans	34,114	6.3	51,494	9.2
Junior secured loans	19,745	3.7	14,364	2.6
LLC equity interest in SLF	37,551	7.0	41,125	7.3
Equity securities	29,385	5.5	31,010	5.5
Total	$536,039	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2022		December 31, 2021
Amortized Cost:
International	$11,860	2.1%	$11,860	2.0%
Midwest	144,765	25.5	145,023	25.2
Northeast	92,162	16.3	107,828	18.7
Southeast	168,095	29.6	164,100	28.5
Southwest	33,881	6.0	40,121	7.0
West	116,366	20.5	107,246	18.6
Total	$567,129	100.0%	$576,178	100.0%

	June 30, 2022		December 31, 2021
Fair Value:
International	$10,543	2.0%	$11,093	2.0%
Midwest	136,302	25.4	143,435	25.5
Northeast	97,781	18.2	112,175	20.0
Southeast	163,347	30.5	159,807	28.4
Southwest	35,324	6.6	44,380	7.9
West	92,742	17.3	90,803	16.2
Total	$536,039	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$7,805	1.4%	$7,828	1.4%
Automotive	19,823	3.5	21,162	3.7
Banking	13,751	2.4	5,416	1.0
Beverage, Food & Tobacco	17,295	3.0	21,036	3.7
Capital Equipment	13,700	2.4	12,656	2.2
Chemicals, Plastics & Rubber	3,428	0.6	9,426	1.6
Construction & Building	17,089	3.0	16,450	2.9
Consumer Goods: Durable	9,461	1.7	9,536	1.7
Consumer Goods: Non-Durable	28,276	5.0	28,232	4.9
Environmental Industries	6,186	1.1	17,103	3.0
FIRE: Finance	16,578	2.9	16,264	2.8
FIRE: Real Estate	77,517	13.7	72,826	12.6
Healthcare & Pharmaceuticals	60,242	10.6	52,743	9.2
High Tech Industries	46,597	8.2	52,710	9.1
Hotels, Gaming & Leisure	2,668	0.5	2,662	0.5
Investment Funds & Vehicles	42,650	7.5	42,150	7.3
Media: Advertising, Printing & Publishing	12,941	2.3	13,421	2.3
Media: Broadcasting & Subscription	2,601	0.5	2,472	0.4
Media: Diversified & Production	27,437	4.8	23,853	4.1
Retail	10,171	1.8	10,954	1.9
Services: Business	55,045	9.7	69,292	12.0
Services: Consumer	50,829	9.0	46,284	8.0
Telecommunications	9,041	1.6	5,892	1.0
Wholesale	15,998	2.8	15,810	2.7
Total	$567,129	100.0%	$576,178	100.0%

	June 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,873	1.5%	$7,972	1.4%
Automotive	20,074	3.8	21,556	3.8
Banking	15,230	2.8	6,712	1.2
Beverage, Food & Tobacco	13,997	2.6	19,133	3.4
Capital Equipment	13,914	2.6	12,839	2.3
Chemicals, Plastics & Rubber	4,530	0.8	10,163	1.8
Construction & Building	17,288	3.2	16,636	3.0
Consumer Goods: Durable	9,592	1.8	9,734	1.7
Consumer Goods: Non-Durable	3,531	0.7	8,460	1.5
Environmental Industries	6,328	1.2	17,693	3.2
FIRE: Finance	15,554	2.9	15,681	2.8
FIRE: Real Estate	78,839	14.7	76,698	13.6
Healthcare & Pharmaceuticals	60,218	11.2	53,179	9.5
High Tech Industries	47,628	8.9	54,085	9.6
Hotels, Gaming & Leisure	2,658	0.5	2,706	0.5
Investment Funds & Vehicles	37,551	7.0	41,125	7.3
Media: Advertising, Printing & Publishing	15,401	2.9	16,794	3.0
Media: Broadcasting & Subscription	2,594	0.5	2,477	0.5
Media: Diversified & Production	27,577	5.1	24,220	4.3
Retail	10,721	2.0	11,478	2.0
Services: Business	57,439	10.7	71,540	12.7
Services: Consumer	43,524	8.1	39,248	7.0
Telecommunications	9,143	1.7	5,988	1.1
Wholesale	14,835	2.8	15,576	2.8
Total	$536,039	100.0%	$561,693	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both June 30, 2022 and December 31, 2021, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2022 and December 31, 2021, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 and $84,300 was funded, respectively.

As of both June 30, 2022 and December 31, 2021, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of June 30, 2022 and December 31, 2021, $42,650 and $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and six months ended June 30, 2022, the Company received $900 and $1,800 of dividend income from its LLC equity interest in SLF, respectively. For the three and six months ended June 30, 2021, the Company received $1,075 and $2,275 of dividend income from its LLC equity interest in SLF, respectively.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2022, SLF incurred $59 and $110 of allocable expenses, respectively. For the three and six months ended June 30, 2021, SLF incurred $50 and $108 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of June 30, 2022 and December 31, 2021, SLF had total assets at fair value of $203,555 and $194,623, respectively. As of June 30, 2022, SLF had two portfolio company investments on non-accrual status with a fair value of $2,612. As of December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1,072. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2022 and December 31, 2021, SLF had $4,960 and $2,061, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior secured loans (1)	207,803	193,062
Weighted average current interest rate on senior secured loans (2)	7.1%	5.9%
Number of portfolio company investments in SLF	62	57
Largest portfolio company investment (1)	6,685	6,720
Total of five largest portfolio company investments (1)	26,996	27,074
(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2022

	Spread Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+5.25%	10.00%	11/5/2025	2,744	$2,597
Bromford Industries Limited (c)	P+5.25%	10.00%	11/5/2025	1,829	1,731
Trident Maritime Systems, Inc.	L+4.75%	7.00%	2/26/2027	2,460	2,453
Trident Maritime Systems, Inc.	L+4.75%	7.00%	2/26/2027	746	744
Trident Maritime Systems, Inc. (Revolver) (d)	L+4.75%	6.35%	2/26/2027	319	258
				8,098	7,783
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	6.35%	12/1/2027	1,418	1,416
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	6.35%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	6.35%	12/1/2027	132	—
Truck-Lite Co., LLC	SF+6.25%	8.93%	12/14/2026	1,700	1,701
Truck-Lite Co., LLC	SF+6.25%	8.93%	12/14/2026	252	252
Wheel Pros, Inc.	L+4.50%	6.10%	5/11/2028	1,942	1,617
				5,832	4,986
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	12/30/2022	1,099	919
SW Ingredients Holdings, LLC	L+4.75%	6.42%	7/3/2025	3,600	3,591
				4,699	4,510
Capital Equipment
Analogic Corporation	L+5.25%	6.49%	6/24/2024	4,727	4,544
DS Parent, Inc.	L+5.75%	8.00%	12/8/2028	2,925	2,813
MacQueen Equipment, LLC	L+5.25%	7.50%	1/7/2028	2,107	2,107
MacQueen Equipment, LLC (Delayed Draw) (d)	L+5.25%	7.50%	1/7/2028	592	—
MacQueen Equipment, LLC (Revolver) (d)	L+5.25%	6.44%	1/7/2028	296	99
				10,647	9,563
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L+7.00%	8.67%	1/3/2023	1,158	1,149
TJC Spartech Acquisition Corp.	L+4.75%	5.87%	5/5/2028	4,275	4,168
				5,433	5,317
Construction & Building
The Cook & Boardman Group LLC	SF+5.75%	6.97%	10/20/2025	2,894	2,779
				2,894	2,779
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.97%	5/1/2024	1,688	1,375
Runner Buyer INC.	L+5.50%	7.07%	10/23/2028	2,993	2,342
				4,681	3,717
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+5.00%	6.57%	9/26/2025	2,405	2,189
				2,405	2,189
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	6.07%	2/26/2027	4,247	3,912
Polychem Acquisition, LLC	L+5.00%	6.50%	3/17/2025	2,903	2,898
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	SF+8.75%	8.38% Cash/ 2.00% PIK (e)	4/3/2024	4,916	1,693
PVHC Holding Corp	L+4.75%	7.00%	8/5/2024	3,200	3,088
				15,266	11,591
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	5.92%	7/30/2025	4,493	4,407
Offen, Inc.	L+5.00%	7.88%	6/22/2026	2,249	2,249
Offen, Inc.	L+5.00%	7.88%	6/22/2026	872	872
				7,614	7,528
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	7.50%	12/13/2024	2,924	2,907
Harbour Benefit Holdings, Inc.	L+5.25%	6.92%	12/13/2024	64	64
Minotaur Acquisition, Inc.	SF+4.75%	6.38%	3/27/2026	4,882	4,634
				7,870	7,605
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	8.00%	1/30/2026	4,825	4,768
				4,825	4,768

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

	Spread Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF+4.00%	5.63%	11/23/2027	1,980	$1,814
HAH Group Holding Company LLC	SF+5.00%	7.21%	10/29/2027	2,993	2,858
LSCS Holdings, Inc.	L+4.50%	6.75%	12/15/2028	1,837	1,754
Paragon Healthcare, Inc.	SF+5.75%	6.75%	1/19/2028	2,076	2,066
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF+5.75%	6.75%	1/19/2028	429	61
Paragon Healthcare, Inc. (Revolver) (d)	SF+5.75%	6.75%	1/19/2028	490	—
Radiology Partners, Inc.	L+4.25%	5.89%	7/9/2025	4,760	4,292
TEAM Public Choices, LLC	L+5.00%	6.67%	12/17/2027	2,970	2,866
				17,535	15,711
High Tech Industries
Corel Inc. (c)	L+5.00%	6.57%	7/2/2026	3,700	3,550
Lightbox Intermediate, L.P.	L+5.00%	7.25%	5/11/2026	4,850	4,729
LW Buyer, LLC	L+5.00%	6.67%	12/30/2024	4,850	4,777
TGG TS Acquisition Company	L+6.50%	8.17%	12/12/2025	3,252	3,149
				16,652	16,205
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF+5.25%	7.98%	4/27/2029	4,375	4,309
Excel Fitness Holdings, Inc. (Revolver) (d)	SF+5.25%	7.98%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	L+5.00%	6.67%	6/6/2025	2,285	2,106
Tait LLC	L+5.00%	5.97%	3/28/2025	4,104	3,851
Tait LLC (Revolver)	P+4.00%	8.75%	3/28/2025	769	736
				12,158	11,002
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.67%	9/11/2025	4,237	4,227
Cadent, LLC (Revolver) (d)	L+5.00%	6.67%	9/11/2025	167	—
				4,404	4,227
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,685	6,197
STATS Intermediate Holdings, LLC	L+5.25%	6.69%	7/10/2026	4,875	4,680
TA TT Buyer, LLC	SF+5.25%	7.30%	3/30/2029	3,333	3,238
				14,893	14,115
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	7.25%	9/23/2025	4,863	4,717
CHA Holdings, Inc	L+4.50%	6.75%	4/10/2025	1,970	1,871
CHA Holdings, Inc	L+4.50%	6.75%	4/10/2025	415	395
Eliassen Group, LLC	SF+5.75%	7.80%	4/14/2028	3,259	3,241
Eliassen Group, LLC (Delayed Draw) (d)	SF+5.75%	7.80%	4/14/2028	741	—
Engage2Excel, Inc.	L+7.25%	10.13%	3/7/2023	4,304	4,282
Engage2Excel, Inc.	L+7.25%	10.13%	3/7/2023	777	773
Engage2Excel, Inc. (Revolver) (d)	P+6.25%	11.00%	3/7/2023	557	452
Orbit Purchaser LLC	L+4.50%	7.38%	10/21/2024	2,419	2,370
Orbit Purchaser LLC	L+4.50%	7.38%	10/21/2024	1,868	1,830
Orbit Purchaser LLC	L+4.50%	7.38%	10/21/2024	546	535
Output Services Group, Inc.	L+4.50%	6.01%	3/27/2024	4,790	3,590
Secretariat Advisors LLC	L+4.75%	7.00%	12/29/2028	1,701	1,633
Secretariat Advisors LLC (Delayed Draw) (d)	L+4.75%	7.00%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	7.17%	8/4/2025	1,825	1,643
Teneo Holdings LLC	SF+5.25%	6.85%	7/11/2025	4,862	4,550
The Kleinfelder Group, Inc.	L+5.25%	7.50%	11/29/2024	2,374	2,372
				37,541	34,254
Services: Consumer
360Holdco, Inc.	L+4.75%	6.42%	8/2/2025	2,156	2,145
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	6.42%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.79%	10/14/2027	2,211	2,179
McKissock Investment Holdings, LLC	SF+5.00%	5.92%	3/9/2029	2,494	2,419
				7,688	6,743
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.67%	7/21/2025	1,769	1,672
Mavenir Systems, Inc.	L+4.75%	6.21%	8/18/2028	1,663	1,554
Sandvine Corporation	L+4.50%	6.17%	10/31/2025	2,000	1,920
				5,432	5,146
Transportation: Cargo
Keystone Purchaser, LLC	L+6.25%	8.50%	5/7/2027	4,981	4,981
				4,981	4,981
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+4.25%	5.92%	10/1/2025	1,686	1,627
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+5.25%	6.92%	10/1/2025	246	240
				1,932	1,867
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.08%	12/30/2024	4,486	4,273
HALO Buyer, Inc.	L+4.50%	6.17%	6/30/2025	4,799	4,330
				9,285	8,603
TOTAL INVESTMENTS					$195,190

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at June 30, 2022. Certain investments are subject to an interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of June 30, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of June 30, 2022, meaning that the Company has ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

	Spread Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+5.50%	6.50%	2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	—
				7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	253	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,952	1,951
				5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,619	3,619
				4,735	4,691
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+5.75%	6.50%	12/8/2028	3,000	2,970
				7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,178	1,169
				1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,910	2,838
				2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,711	1,590
Runner Buyer INC. (e)	L+5.50%	6.25%	10/23/2028	3,000	2,970
				4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+5.00%	5.18%	9/26/2025	2,418	2,284
				2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,918	2,917
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,217	2,976
				15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.35%	7/30/2025	4,516	4,471
Offen, Inc.	L+5.00%	5.10%	6/22/2026	2,388	2,387
Offen, Inc.	L+5.00%	5.10%	6/22/2026	876	876
				7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+4.75%	4.85%	3/27/2026	4,912	4,894
				7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	5.97%	1/30/2026	4,850	4,824
				4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+4.00%	4.51%	11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+4.50%	5.00%	12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+4.25%	4.35%	7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+5.00%	6.00%	12/17/2027	2,992	2,985
				11,593	11,531

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

	Spread Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
Corel Inc. (c)	L+5.00%	5.18%	7/2/2026	3,800	$3,797
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,875	4,814
LW Buyer, LLC	L+5.00%	5.14%	12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+6.50%	6.60%	12/12/2025	3,435	3,446
				16,985	16,920
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,165	4,155
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,297	2,037
Tait LLC	L+5.00%	5.14%	3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	728
				11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+5.25%	5.41%	7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	3,866	3,871
				15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,888	4,900
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,980	1,901
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	418	401
Eliassen Group LLC	L+4.25%	4.35%	11/5/2024	3,956	3,956
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,326	4,329
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	781	781
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	549	548
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+4.75%	5.50%	12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+4.75%	5.50%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.60%	8/4/2025	1,850	1,683
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,387	2,387
				37,681	36,471
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,222	2,214
				5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,669
Sandvine Corporation	L+4.50%	4.60%	10/31/2025	2,000	1,999
				5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+6.25%	7.25%	5/7/2027	3,000	2,947
				3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,695	1,644
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,824	4,547
				9,310	9,016

TOTAL INVESTMENTS					$189,109

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments are subject to an interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value	$195,190	$189,109
Cash	735	40
Restricted cash	6,744	4,862
Interest receivable	886	600
Other assets	—	12
Total assets	$203,555	$194,623
Liabilities
Revolving credit facility	$129,615	$94,765
Less: Unamortized deferred financing costs	(1,922)	(2,319)
Total debt, less unamortized deferred financing costs	127,693	92,446
Payable for open trades	—	19,367
Interest payable	423	242
Accounts payable and accrued expenses	338	318
Total liabilities	128,454	112,373
Members’ capital	75,101	82,250
Total liabilities and members’ capital	$203,555	$194,623

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Investment income:
Interest income	$3,385	$3,210	$6,518	$6,663
Total investment income	3,385	3,210	6,518	6,663
Expenses:
Interest and other debt financing expenses	1,216	1,024	2,197	2,003
Professional fees	205	162	377	332
Total expenses	1,421	1,186	2,574	2,335
Net investment income (loss)	1,964	2,024	3,944	4,328
Net gain (loss):
Net change in unrealized gain (loss)	(6,483)	761	(8,493)	4,424
Net gain (loss)	(6,483)	761	(8,493)	4,424
Net increase (decrease) in members’ capital	$(4,519)	$2,785	$(4,549)	$8,752

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

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2 – Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

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

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

●	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;
●	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;
●	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;
●	the audit committee of the Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and
●	the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

As of June 30, 2022, the Board determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$415,244	$415,244
Unitranche secured loans	—	—	34,114	34,114
Junior secured loans	—	—	19,745	19,745
Equity securities	548	—	28,837	29,385
Investments measured at NAV (1) (2)	—	—	—	37,551
Total investments	$548	$—	$497,940	$536,039
Foreign currency forward contracts asset (liability)	$—	$1,421	$—	$1,421

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$423,700	$423,700
Unitranche secured loans	—	—	51,494	51,494
Junior secured loans	—	—	14,364	14,364
Equity securities	1,041	—	29,969	31,010
Investments measured at NAV (1) (2)	—	—	—	41,125
Total investments	$1,041	$—	$519,527	$561,693
Foreign currency forward contracts asset (liability)	$—	$781	$—	$781
(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.67% to 16.14% at June 30, 2022 and 6.00% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at June 30, 2022 range between August 2022 and July 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2022:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of March 31, 2022	$418,798	$34,785	$19,521	$30,930	$504,034
Net realized gain (loss) on investments	(12)	—	—	32	20
Net change in unrealized gain (loss) on investments	(4,674)	(2,480)	(90)	(1,844)	(9,088)
Purchases of investments and other adjustments to cost (1)	20,190	1,878	314	42	22,424
Proceeds from principal payments and sales of investments (2)	(19,058)	(69)	—	(323)	(19,450)
Balance as of June 30, 2022	$415,244	$34,114	$19,745	$28,837	$497,940

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
Net realized gain (loss) on investments	(21)	(94)	—	32	(83)
Net change in unrealized gain (loss) on investments	(5,050)	(5,156)	(322)	(1,510)	(12,038)
Purchases of investments and other adjustments to cost (1)	36,580	3,238	5,703	669	46,190
Proceeds from principal payments and sales of investments (2)	(39,965)	(15,368)	—	(323)	(55,656)
Balance as of June 30, 2022	$415,244	$34,114	$19,745	$28,837	$497,940
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2021:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of March 31, 2021	$392,399	$48,298	$11,999	$27,616	$480,312
Net realized gain (loss) on investments	19	—	—	890	909
Net change in unrealized gain (loss) on investments	986	(508)	(199)	4,669	4,948
Purchases of investments and other adjustments to cost (1)	56,342	1,031	—	449	57,822
Proceeds from principal payments and sales of investments (2)	(45,424)	(3,321)	(3,675)	(2,967)	(55,387)
Balance as of June 30, 2021	$404,322	$45,500	$8,125	$30,657	$488,604

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755
Net realized gain (loss) on investments	(175)	—	—	892	717
Net change in unrealized gain (loss) on investments	3,611	(4,071)	87	8,160	7,787
Purchases of investments and other adjustments to cost (1)	101,238	1,455	168	736	103,597
Proceeds from principal payments and sales of investments (2)	(105,576)	(15,924)	(6,722)	(3,030)	(131,252)
Balance as of June 30, 2021	$404,322	$45,500	$8,125	$30,657	$488,604
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2022, attributable to Level 3 investments still held at June 30, 2022, was ($7,506) and ($10,226), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2021, attributable to Level 3 investments still held at June 30, 2021, was $5,602 and $8,339, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2022 and 2021.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of June 30, 2022 were as follows:

					Weighted
				Unobservable	Average	Range
	Fair Value		Valuation Technique	Input	Mean	Minimum	Maximum
Assets:
Senior secured loans	$258,381		Discounted cash flow	EBITDA multiples	10.2x	4.0x	36.5x
				Market yields	10.9%	4.4%	20.0%
Senior secured loans	103,333		Discounted cash flow	Revenue multiples	4.4x	0.6x	12.0x
				Market yields	12.2%	7.9%	20.1%
Senior secured loans	22,345		Enterprise value	EBITDA multiples	9.7x	6.4x	11.0x
Senior secured loans	21,985		Enterprise value	Book value multiples	1.2x	1.2x	1.2x
Senior secured loans	5,908		Enterprise value	Revenue multiples	2.5x	2.5x	2.5x
Senior secured loans	2,149		Liquidation	Probability weighting of alternative outcomes	84.4%	39.3%	100.0%
Unitranche secured loans	30,584		Discounted cash flow	EBITDA multiples	8.5x	6.5x	11.5x
				Market yields	9.3%	8.3%	11.4%
Unitranche secured loans	3,530		Discounted cash flow	Revenue multiples	9.0x	5.8x	12.5x
				Market yields	8.9%	7.6%	10.5%
Junior secured loans	19,165		Discounted cash flow	Market yields	16.1%	10.5%	27.6%
Junior secured loans	580		Liquidation	Probability weighting of alternative outcomes	69.6%	69.6%	69.6%
Equity securities	15,548		Enterprise value	EBITDA multiples	7.6x	4.0x	16.0x
Equity securities	7,468		Enterprise value	Revenue multiples	3.1x	0.7x	11.3x
Equity securities	2,295		Liquidation	Probability weighting of alternative outcomes	20.4%	20.4%	20.4%
Equity securities	418		Discounted cash flow	EBITDA multiples	7.0x	7.0x	7.0x
				Market yields	25.0%	25.0%	25.0%
Equity securities	209		Option pricing model	Volatility	46.8%	46.8%	46.8%
Total Level 3 Assets	$493,898	(1)
(1)	Excludes loans of $4,042 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets and liabilities as of December 31, 2021 were as follows:

					Weighted
	Fair			Unobservable	Average		Range
	Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$305,252		Discounted cash flow	EBITDA multiples	7.7	x	5.0	x	20.0	x
				Market yields	9.6%		5.3%		20.0%
Senior secured loans	79,913		Discounted cash flow	Revenue multiples	6.5	x	0.5	x	13.0	x
				Market yields	8.4%		5.2%		13.1%
Senior secured loans	23,484		Enterprise value	Book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	5,771		Enterprise value	Revenue multiples	2.8	x	2.8	x	2.8	x
Senior secured loans	5,111		Enterprise value	EBITDA multiples	6.5	x	6.5	x	6.5	x
Senior secured loans	3,026		Liquidation	Probability weighting of alternative outcomes	88.2%		48.2%		100.0%
Unitranche secured loans	45,072		Discounted cash flow	EBITDA multiples	8.4	x	5.5	x	11.0	x
				Market yields	8.5%		7.3%		13.3%
Unitranche secured loans	4,950		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Unitranche secured loans	1,472		Discounted cash flow	Revenue multiples	14.0	x	14.0	x	14.0	x
				Market yields	8.3%		8.3%		8.3%
Junior secured loans	12,266		Discounted cash flow	Market yields	15.8%		8.0%		25.1%
Junior secured loans	1,522		Discounted cash flow	Revenue multiples	15.0	x	15.0	x	15.0	x
				Market yields	2.0%		2.0%		2.0%
Junior secured loans	576		Liquidation	Probability weighting of alternative outcomes	69.1%		69.1%		69.1%
Equity securities	15,688		Enterprise value	EBITDA multiples	5.6	x	4.5	x	15.1	x
Equity securities	6,448		Enterprise value	Revenue multiples	4.8	x	0.6	x	12.3	x
Equity securities	2,281		Liquidation	Probability weighting of alternative outcomes	24.4%		24.4%		24.4%
Equity securities	714		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	455		Option pricing model	Volatility	42.5%		42.5%		42.5%
Equity securities	264		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Total Level 3 Assets	$514,265	(1)
(1)	Excludes loans of $5,262 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2022 and December 31, 2021, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of June 30, 2022 and December 31, 2021, the Company believes that the carrying value of the 2026 Notes approximates fair value. SBA debentures were carried at cost and with their longer maturity dates, fair value was estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of December 31, 2021, the Company believed that the carrying value of the SBA debentures approximated fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2022 and 2021 were as follows:

				Sales and	PIK			Net
	Fair value at	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	December 31, 2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	June 30, 2022
Non-controlled affiliate company investment:
American Community Homes, Inc.	$10,457	$—	$—	$—	$466	$—	$—	$(804)	$10,119
American Community Homes, Inc.	4,753	—	—	—	325	—	—	(373)	4,705
American Community Homes, Inc.	634	—	—	—	28	—	—	(49)	613
American Community Homes, Inc.	3,164	—	—	—	104	—	—	(1,012)	2,256
American Community Homes, Inc.	4,357	—	—	—	192	—	—	(373)	4,176
American Community Homes, Inc.	20	—	—	—	1	—	—	(1)	20
American Community Homes, Inc.	99	—	—	—	4	—	—	(7)	96
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	1,120	—	—	(2,883)	21,985

Ascent Midco, LLC	6,392	—	—	(87)	—	14	—	(15)	6,304
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(936)	1,618
	8,946	—	—	(87)	—	14	—	(951)	7,922

Curion Holdings, LLC	4,561	—	—	(97)	—	—	—	1,442	5,906
Curion Holdings, LLC (Revolver)	550	—	92	(470)	—	—	—	165	337
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	5,111	—	92	(567)	—	—	—	1,607	6,243

Familia Dental Group Holdings, LLC (1,158 Class A units)	1,919	—	183	—	—	—	—	653	2,755
	1,919	—	183	—	—	—	—	653	2,755

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	533	15,617
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	191	5,611
MC Asset Management (Corporate), LLC	7,154	—	—	—	590	—	—	—	7,744
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	70	—	—	—	920
MC Asset Management (Corporate), LLC (15.9% interests)	644	—	—	—	—	—	—	(205)	439
	29,152	—	—	—	660	—	—	519	30,331

Mnine Holdings, Inc.	5,771	—	—	—	137	9	—	(9)	5,908
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	—	—	137	9	—	(9)	5,908

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(117)	515
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(117)	515

Second Avenue SFR Holdings II LLC (Revolver) (1)	2,104	—	488	—	—	—	—	—	2,592
	2,104	—	488	—	—	—	—	—	2,592

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	(118)	3,030
	3,148	—	—	—	—	—	—	(118)	3,030
Total non-controlled affiliate company investments	$90,281	$—	$763	$(654)	$1,917	$23	$—	$(1,299)	$91,031

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$500	$—	$—	$—	$—	$(4,074)	$37,551
	41,125	—	500	—	—	—	—	(4,074)	37,551
Total Controlled affiliate company investments	$41,125	$—	$500	$—	$—	$—	$—	$(4,074)	$37,551

	Fair value at			Sales and	PIK		Net	Net	Fair value at
	December	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	June
Portfolio Company	31, 2020	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	30, 2021
Non-controlled affiliate company investment:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$555	$—	$—	$—	$9,866
American Community Homes, Inc.	6,239	—	—	(2,229)	374	—	—	—	4,384
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	—
American Community Homes, Inc.	570	—	—	(5)	33	—	—	—	598
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	—
American Community Homes, Inc.	2,915	—	—	(20)	125	—	—	205	3,225
American Community Homes, Inc.	3,879	—	—	(37)	229	—	—	42	4,113
American Community Homes, Inc.	18	—	—	—	1	—	—	—	19
American Community Homes, Inc.	89	—	—	(1)	6	—	—	—	94
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	584	584
	24,271	—	—	(3,561)	1,342	—	—	831	22,883

Ascent Midco, LLC	6,997	—	—	(496)	—	14	—	(24)	6,491
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	414	3,430
	10,013	—	—	(496)	—	14	—	390	9,921

Curion Holdings, LLC	3,159	—	—	—	—	—	—	443	3,602
Curion Holdings, LLC (Revolver)	820	—	—	—	—	—	—	5	825
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	—	—	—	—	—	448	4,427

Familia Dental Group Holdings, LLC (1,052 Class A units)	3,118	—	—	—	—	—	—	60	3,178
	3,118	—	—	—	—	—	—	60	3,178

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,437	14,543
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	516	5,225
MC Asset Management (Corporate), LLC	—	—	6,423	—	183	—	—	—	6,606
MC Asset Management (Corporate), LLC (Delayed Draw)	—	—	793	—	—	—	—	—	793
MC Asset Management (Corporate), LLC (15.9% interests)	785	—	—	—	—	—	—	101	886
MC Asset Management (Industrial), LLC	11,579	—	—	—	619	—	—	(98)	12,100
	30,179	—	7,216	—	802	—	—	1,956	40,153

Incipio, LLC	1,764	—	—	—	—	—	—	(1,764)	—
Incipio, LLC	4,227	—	—	—	48	—	—	(2,713)	1,562
Incipio, LLC	1,805	—	—	—	15	—	—	(88)	1,732
Incipio, LLC	1,519	—	—	—	13	—	—	(74)	1,458
Incipio, LLC	761	—	—	—	6	—	—	(37)	730
Incipio, LLC	1,488	—	108	—	9	—	—	(78)	1,527
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units)	—	—	—	—	—	—	—	—	—
	11,564	—	108	—	91	—	—	(4,754)	7,009

Luxury Optical Holdings Co.	1,430	—	—	—	—	—	—	51	1,481
Luxury Optical Holdings Co. (Delayed Draw)	624	—	882	(93)	—	—	—	93	1,506
Luxury Optical Holdings Co. (Revolver)	66	—	—	—	—	—	—	2	68
Luxury Optical Holdings Co. (91 preferred units)	2,476	—	—	—	—	—	—	(91)	2,385
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	—	—
	4,596	—	882	(93)	—	—	—	55	5,440

Mnine Holdings, Inc.	12,356	—	—	—	297	20	—	(30)	12,643
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	12,356	—	—	—	297	20	—	(30)	12,643

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(90)	744
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	834	—	—	—	—	—	—	(90)	744

SHI Holdings, Inc.	188	—	—	—	—	—	—	(56)	132
SHI Holdings, Inc. (Revolver)	297	—	—	—	—	—	—	(89)	208
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	—
	485	—	—	—	—	—	—	(145)	340

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	(755)	—	—	—	253	2,821
	3,323	—	—	(755)	—	—	—	253	2,821
Total non-controlled affiliate company investments	$109,715	$—	$13,608	$(14,983)	$2,532	$34	$(250)	$(1,097)	$109,559

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$2,101	$41,385
	39,284	—	—	—	—	—	—	2,101	41,385
Total controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$2,101	$41,385
(1)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the six months ended June 30,
	2022			2021
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$592	$—	$—	$553	$—	$—
American Community Homes, Inc.	383	—	—	371	—	—
American Community Homes, Inc.	n/a	n/a	n/a	13	—	—
American Community Homes, Inc.	36	—	—	33	—	—
American Community Homes, Inc.	n/a	n/a	n/a	5	—	—
American Community Homes, Inc.	132	—	—	123	—	—
American Community Homes, Inc.	244	—	—	228	—	—
American Community Homes, Inc.	1	—	—	23	—	—
American Community Homes, Inc.	5	—	—	6	—	—
American Community Homes, Inc. (Revolver)	18	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	1,411	—	—	1,355	—	—

Ascent Midco, LLC	225	—	—	247	—	—
Ascent Midco, LLC (Delayed Draw)	n/a	n/a	n/a	8	—	—
Ascent Midco, LLC (Revolver)	2	—	—	2	—	—
Ascent Midco, LLC (Class A units)	—	93	—	—	86	—
	227	93	—	257	86	—

Curion Holdings, LLC	—	—	—	—	—	—
Curion Holdings, LLC (Revolver)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common stock)	—	—	—	—	—	—
	—	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	932	—	—	932	—	—
HFZ Capital Group, LLC	335	—	—	335	—	—
MC Asset Management (Corporate), LLC	611	—	—	450	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	72	—	—	23	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
MC Asset Management (Industrial), LLC	n/a	n/a	n/a	1,073	—	—
	1,950	—	—	2,813	—	—

Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC (Delayed Draw)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Luxury Optical Holdings Co.	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Delayed Draw)	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Revolver)	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Preferred units)	n/a	n/a	n/a	—	—	—
Luxury Optical Holdings Co. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Mnine Holdings, Inc.	364	—	—	673	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	364	—	—	673	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	98	—	—	n/a	n/a	n/a
	98	—	—	n/a	n/a	n/a

SFR Holdco, LLC (Junior secured loan)	234	—	—	n/a	n/a	n/a
SFR Holdco, LLC (LLC interest)	—	—	—	n/a	n/a	n/a
	234	—	—	n/a	n/a	n/a

SHI Holdings, Inc.	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Revolver)	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Summit Container Corporation	n/a	n/a	n/a	57	—	—
Summit Container Corporation (Revolver)	n/a	n/a	n/a	35	—	—
Summit Container Corporation (Warrant)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	92	—	—

TJ Management HoldCo, LLC (Revolver)	5	—	—	6	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	5	—	—	6	—	—

Total non-controlled affiliate company investments	$4,289	$93	$—	$5,196	$86	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,800	$—	$—	$2,275	$—
	—	1,800	—	—	2,275	—
Total controlled affiliate company investments	$—	$1,800	$—	$—	$2,275	$—

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

Base management fees for the three and six months ended June 30, 2022 were $2,269 and $4,612, respectively. Base management fees for the three and six months ended June 30, 2021 were $2,327 and $4,661, respectively. MC Advisors elected to voluntarily waive zero and $55 of such base management fees for the three and six months ended June 30, 2022, respectively. MC Advisors did not voluntarily waive any of such base management fees for the three and six months ended June 30, 2021.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Part one incentive fees (1)	$774	$420	$1,182	$1,250
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	—	—	—	—
Incentive fees, excluding the impact of the incentive fee waiver	774	420	1,182	1,250
Incentive fee waiver (3)	(117)	(420)	(525)	(1,057)
Total incentive fees, net of incentive fee waiver	$657	$—	$657	$193
(1)	Based on pre-incentive fee net investment income.
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

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2022, the Company incurred $838 and $1,667, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $303 and $633, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2021, the Company incurred $846 and $1,688, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $337 and $693, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2022 and December 31, 2021, $303 and $337, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both June 30, 2022 and December 31, 2021, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA prior to its dissolution from the asset coverage test under the 1940 Act. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 173% and 189%, respectively.

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

As of June 30, 2022, the Company had U.S. dollar borrowings of $190,000. As of December 31, 2021, the Company had U.S. dollar borrowings of $146,400 and non-U.S. dollar borrowings denominated in Great Britain pounds of £3,433 ($4,645 in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero and $157 for the three and six months ended June 30, 2022, and ($77) and ($259) for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for the six months ended June 30, 2022. There were no repayments of foreign currency borrowings for the six months ended June 30, 2021.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of June 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 4.2% and 3.1%, respectively.

2026 Notes: As of both June 30, 2022 and December 31, 2021, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

As of June 30, 2022 and December 31, 2021, MRCC SBIC had zero and $57,624, respectively, in leverageable capital and the following SBA debentures outstanding:

Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended
	June 30,
	2022	2021
Interest expense - revolving credit facility	$1,731	$1,051
Interest expense - 2023 Notes	—	—
Interest expense - 2026 Notes	1,555	1,544
Interest expense - SBA debentures	—	710
Amortization of deferred financing costs	490	537
Total interest and other debt financing expenses	$3,776	$3,842
Average debt outstanding	$314,538	$320,074
Average stated interest rate	4.1%	4.1%

	Six months ended June 30,
	2022	2021
Interest expense - revolving credit facility	$3,205	$2,056
Interest expense - 2023 Notes	—	837
Interest expense - 2026 Notes	3,110	2,676
Interest expense - SBA debentures	292	1,588
Amortization of deferred financing costs	1,091	1,138
Total interest and other debt financing expenses	$7,698	$8,295
Average debt outstanding	$326,426	$333,291
Average stated interest rate	4.0%	4.3%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2022 and December 31, 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	138	7/18/2022	$11	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	9	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,190	—	Unrealized gain on foreign currency forward contracts
				$1,421	$—

	As of December 31, 2021
				Gross	Gross
	Notional			Amount of	Amount of
	Amount to be		Settlement	Unrealized	Unrealized
Description	Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£82	1/3/2022	$—	$(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	—	(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
				$804	$(23)

For the three and six months ended June 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,056 and $640, respectively. For the three and six months ended June 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $19 and $31, respectively.

For the three and six months ended June 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $112 and $446, respectively. For the three and six months ended June 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of ($37) and ($75), respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2022 and 2021:

							DRIP Shares
			Amount		DRIP	DRIP	Repurchased	Cost of
Date	Record	Payment	Per	Cash	Shares	Shares	in the Open	DRIP Shares
Declared	Date	Date	Share	Distribution	Issued	Value	Market	Repurchased
Six months ended June 30, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	—	—	29,655	280
Total distributions declared			$0.50	$10,833	—	$—	54,884	$556

Six months ended June 30, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
June 2, 2021	June 16, 2021	June 30, 2021	0.25	5,386	—	—	31,277	343
Total distributions declared			$0.50	$10,712	—	$—	66,888	$707

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold 240,000 shares at an average price of $11.43 per share for gross proceeds of $2,743 under the ATM program. Aggregate underwriter’s discounts and commissions were $41 and offering costs were $12, resulting in net proceeds of approximately $2,690.

Note 11. Commitments and Contingencies

Commitments: As of June 30, 2022 and December 31, 2021, the Company had $54,715 and $55,483, respectively, in outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements (excluding SLF). As described in Note 3, the Company had unfunded commitments of $7,350 and $7,850, to SLF as of June 30, 2022 and December 31, 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of June 30, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Per share data:
Net asset value at beginning of period	$11.51	$11.00
Net investment income (1)	0.48	0.49
Net gain (loss) (1)	(0.78)	0.37
Net increase (decrease) in net assets resulting from operations (1)	(0.30)	0.86
Stockholder distributions - income (2)	(0.50)	(0.50)
Net asset value at end of period	$10.71	$11.36
Net assets at end of period	$232,121	$244,797
Shares outstanding at end of period	21,666,340	21,543,540
Per share market value at end of period	$9.03	$10.73
Total return based on market value (3)	(15.50)%	40.00%
Total return based on average net asset value (4)	(2.69)%	7.71%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	8.92%	8.95%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5) (6)	12.30%	12.68%
Portfolio turnover (7)	7.82%	18.69%
(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2022 and 2021, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the six months ended June 30, 2022 and 2021. These ratios have been annualized unless otherwise noted.

	June 30, 2022	June 30, 2021
Ratio of total investment income to average net assets	21.22%	21.63%
Ratio of interest and other debt financing expenses to average net assets	6.41%	7.01%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	12.05%	12.60%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (7) (8)	0.27%	0.08%
(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.22% and 0.44% for the six months ended June 30, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2022. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;
●	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;
●	the impact of increased competition;
●	the impact of fluctuations in interest rates on our business and our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2022, our portfolio included approximately 77.5% senior secured loans, 6.3% unitranche secured loans, 3.7% junior secured loans and 12.5% equity securities, compared to December 31, 2021, when our portfolio included approximately 75.4% senior secured loans, 9.2% unitranche secured loans, 2.6% junior secured loans and 12.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended June 30, 2022, we invested $11.6 million in four new portfolio companies and $9.7 million in 20 existing portfolio companies and had $19.5 million in aggregate amount of sales and principal repayments, resulting in net purchases of $1.8 million for the period.

During the six months ended June 30, 2022, we invested $18.3 million in seven new portfolio companies and $24.6 million in 29 existing portfolio companies and had $55.7 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $12.8 million for the period.

During the three months ended June 30, 2021, we invested $40.9 million in 11 new portfolio companies and $14.9 million in 12 existing portfolio companies and had $55.4 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $0.4 million for the period.

During the six months ended June 30, 2021, we invested $62.4 million in 16 new portfolio companies and $37.2 million in 24 existing portfolio companies and had $131.3 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $31.7 million for the period.

The following table shows portfolio yield by security type:

	June 30, 2022		December 31, 2021
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	9.0%	9.0%	8.5%	8.5%
Unitranche secured loans	4.7	5.0	5.1	5.4
Junior secured loans	10.4	10.4	10.1	10.1
Preferred equity securities	2.7	2.7	3.0	3.0
Total	8.4%	8.5%	7.9%	8.0%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.5% for junior secured loans and 8.4% in total as of June 30, 2022. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.5% for junior secured loans and 8.5% in total as of June 30, 2022. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	June 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$415,244	77.5%	$423,700	75.4%
Unitranche secured loans	34,114	6.3	51,494	9.2
Junior secured loans	19,745	3.7	14,364	2.6
LLC equity interest in SLF	37,551	7.0	41,125	7.3
Equity securities	29,385	5.5	31,010	5.5
Total	$536,039	100.0%	$561,693	100.0%

Our portfolio composition remained relatively consistent with December 31, 2021. Our effective yields increased from December 31, 2021, driven primarily by increases in LIBOR and SOFR rates. The majority of our loans surpassed their interest rate floors near the end of the three months ended June 30, 2022.

The following table shows our portfolio composition by industry (in thousands):

	June 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,873	1.5%	$7,972	1.4%
Automotive	20,074	3.8	21,556	3.8
Banking	15,230	2.8	6,712	1.2
Beverage, Food & Tobacco	13,997	2.6	19,133	3.4
Capital Equipment	13,914	2.6	12,839	2.3
Chemicals, Plastics & Rubber	4,530	0.8	10,163	1.8
Construction & Building	17,288	3.2	16,636	3.0
Consumer Goods: Durable	9,592	1.8	9,734	1.7
Consumer Goods: Non-Durable	3,531	0.7	8,460	1.5
Environmental Industries	6,328	1.2	17,693	3.2
FIRE: Finance	15,554	2.9	15,681	2.8
FIRE: Real Estate	78,839	14.7	76,698	13.6
Healthcare & Pharmaceuticals	60,218	11.2	53,179	9.5
High Tech Industries	47,628	8.9	54,085	9.6
Hotels, Gaming & Leisure	2,658	0.5	2,706	0.5
Investment Funds & Vehicles	37,551	7.0	41,125	7.3
Media: Advertising, Printing & Publishing	15,401	2.9	16,794	3.0
Media: Broadcasting & Subscription	2,594	0.5	2,477	0.5
Media: Diversified & Production	27,577	5.1	24,220	4.3
Retail	10,721	2.0	11,478	2.0
Services: Business	57,439	10.7	71,540	12.7
Services: Consumer	43,524	8.1	39,248	7.0
Telecommunications	9,143	1.7	5,988	1.1
Wholesale	14,835	2.8	15,576	2.8
Total	$536,039	100.0%	$561,693	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$1,220	0.2%
2	445,989	83.2
3	77,176	14.4
4	11,139	2.1
5	515	0.1
Total	$536,039	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$1,759	0.3%
2	465,224	82.9
3	75,942	13.5
4	18,136	3.2
5	632	0.1
Total	$561,693	100.0%

As of both June 30, 2022 and December 31, 2021, we had six borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, Curion Holdings, LLC, Education Corporation of America, NECB Collections, LLC, Toojay’s Management, LLC and Vinci Brands LLC), and these investments totaled $10.8 million of fair value, or 2.0% of our total investments at fair value at June 30, 2022 and $14.7 million of fair value, or 2.6% of our total investments at fair value at December 31, 2021. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	June 30,
	2022	2021
Total investment income	$12,995	$12,364
Total expenses, net of base management fee and incentive fee waivers	7,579	7,054
Net investment income before income taxes	5,416	5,310
Income taxes, including excise taxes	402	153
Net investment income	5,014	5,157
Net realized gain (loss) on investments	20	909
Net realized gain (loss) on extinguishment of debt	—	—
Net realized gain (loss) on foreign currency forward contracts	19	(37)
Net realized gain (loss) on foreign currency and other transactions	(28)	—
Net realized gain (loss)	11	872
Net change in unrealized gain (loss) on investments	(13,444)	5,266
Net change in unrealized gain (loss) on foreign currency forward contracts	1,056	112
Net change in unrealized gain (loss) on foreign currency and other transactions	(1)	(77)
Net change in unrealized gain (loss)	(12,389)	5,301
Net increase (decrease) in net assets resulting from operations	$(7,364)	$11,330

	Six months ended
	June 30,
	2022	2021
Total investment income	$25,486	$25,577
Total expenses, net of base management fee and incentive fee waivers	14,653	14,911
Net investment income before income taxes	10,833	10,666
Income taxes, including excise taxes	421	183
Net investment income	10,412	10,483
Net realized gain (loss) on investments	(83)	717
Net realized gain (loss) on extinguishment of debt	(1,039)	(2,774)
Net realized gain (loss) on foreign currency forward contracts	31	(75)
Net realized gain (loss) on foreign currency and other transactions	(37)	(14)
Net realized gain (loss)	(1,128)	(2,146)
Net change in unrealized gain (loss) on investments	(16,605)	9,888
Net change in unrealized gain (loss) on foreign currency forward contracts	640	446
Net change in unrealized gain (loss) on foreign currency and other transactions	164	(286)
Net change in unrealized gain (loss)	(15,801)	10,048
Net increase (decrease) in net assets resulting from operations	$(6,517)	$18,385

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	June 30,
	2022	2021
Interest income	$9,026	$8,500
PIK interest income	1,397	1,734
Dividend income (1)	1,048	1,149
Fee income	1,192	300
Prepayment gain (loss)	65	416
Accretion of discounts and amortization of premiums	267	265
Total investment income	$12,995	$12,364

	Six months ended
	June 30,
	2022	2021
Interest income	$18,111	$17,461
PIK interest income	3,218	3,413
Dividend income (2)	2,057	2,411
Fee income	1,192	777
Prepayment gain (loss)	263	898
Accretion of discounts and amortization of premiums	645	617
Total investment income	$25,486	$25,577
(1)	Includes PIK dividends of $118 and $72, respectively.
(2)	Includes PIK dividends of $226 and $134, respectively.

The increase in investment income of $0.6 million during the three months ended June 30, 2022, as compared to three months ended June 30, 2021, is primarily the result of an increase in interest income and fee income, partially offset by a decrease in prepayment gain (loss) and dividend income. The decrease in investment income of $0.1 million during the six months ended June 30, 2022, as compared to six months ended June 30, 2021, is primarily the result of lower prepayment gain and dividend income, partially offset by an increase in interest and fee income.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	June 30,
	2022	2021
Interest and other debt financing expenses	$3,776	$3,842
Base management fees, net of base management fee waivers (1)	2,269	2,327
Incentive fees, net of incentive fee waivers (2)	657	—
Professional fees	248	240
Administrative service fees	303	337
General and administrative expenses	287	269
Directors’ fees	39	39
Total expenses, net of base management fee and incentive fee waivers	$7,579	$7,054

	Six months ended
	June 30,
	2022	2021
Interest and other debt financing expenses	$7,698	$8,295
Base management fees, net of base management fee waivers (1)	4,557	4,661
Incentive fees, net of incentive fee waivers (2)	657	193
Professional fees	528	466
Administrative service fees	633	693
General and administrative expenses	506	529
Directors’ fees	74	74
Total expenses, net of base management fee and incentive fee waivers	$14,653	$14,911
(1)	Base management fees for the three and six months ended June 30, 2022 were $2,269 and $4,612, respectively, and MC Advisors elected to voluntarily waive zero and $55, respectively, of these base management fees. Base management fees for the three and six months ended June 30, 2021 were $2,327 and $4,661, respectively, and MC Advisors did not waive any of these base management fees.
(2)	During the three and six months ended June 30, 2022, MC Advisors waived part one incentive fees (based on net investment income) of $117 and $525, respectively. During the three and six months ended June 30, 2021, MC Advisors waived part one incentive fees (based on net investment income) of $420 and $1,057, respectively. Incentive fees during both the three and six months ended June 30, 2022 and 2021 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	June 30,
	2022	2021
Interest expense - revolving credit facility	$1,731	$1,051
Interest expense - 2023 Notes	—	—
Interest expense - 2026 Notes	1,555	1,544
Interest expense - SBA debentures	—	710
Amortization of deferred financing costs	490	537
Total interest and other debt financing expenses	$3,776	$3,842
Average debt outstanding	$314,538	$320,074
Average stated interest rate	4.1%	4.1%

	Six months ended
	June 30,
	2022	2021
Interest expense - revolving credit facility	$3,205	$2,056
Interest expense - 2023 Notes	—	837
Interest expense - 2026 Notes	3,110	2,676
Interest expense - SBA debentures	292	1,588
Amortization of deferred financing costs	1,091	1,138
Total interest and other debt financing expenses	$7,698	$8,295
Average debt outstanding	$326,426	$333,291
Average stated interest rate	4.0%	4.3%

The increase in expenses of $0.5 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, is primarily the result of an increase in incentive fees, net of fee waivers. The decrease in expenses of $0.3 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily the result of a decrease in interest expense as a result of lower average debt outstanding and reductions in the average interest rates on our debt facilities, partially offset by an increase in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For both the three and six months ended June 30, 2022, we recorded a net expense on the consolidated statements of operations of $0.1 million for U.S. federal excise tax. For both of the three and six months ended June 30, 2021, we recorded a net expense on the consolidated statements of operations of $0.2 million for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For both the three and six months ended June 30, 2022, we recorded a net tax expense of $0.3 million on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2021, we recorded a net tax expense of zero on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended June 30, 2022 and 2021, we had sales or dispositions of investments of $5.6 million and $3.9 million, respectively, resulting in $20 thousand and $0.9 million of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2022 and 2021, we had sales or dispositions of investments of $11.3 million and $12.4 million, respectively, resulting in ($0.1) million and $0.7 million of net realized gain (loss) on investments, respectively.

During the three and six months ended June 30, 2022, we recognized a net loss on extinguishment of debt of zero and $1.0 million, respectively which was due to the repayment of our remaining $56.9 million of SBA debentures on March 1, 2022 (primarily comprised of the unamortized deferred financing costs at the time of repayment). During the three and six months ended June 30, 2021, we recognized a net loss on the extinguishment of debt of zero and $2.8 million, respectively, which was due to our $109.0 million repayment of the 2023 Notes on February 18, 2021 and the repayment of $28.1 million of SBA debentures on March 1, 2021.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2022 and 2021, we had $19 thousand and ($37) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2022 and 2021, we had $31 thousand and ($0.1) million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2022 and 2021, we had ($28) thousand and zero of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2022 and 2021, we had ($37) thousand and ($14) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended June 30, 2022 and 2021, our investments had ($13.4) million and $5.3 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended June 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market, including approximately $3.2 million of unrealized losses attributable to our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio, which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of the portfolio. Additionally, $1.7 million in net unrealized loss on investments was attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of June 30, 2022.

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

For the six months ended June 30, 2022 and 2021, our investments had ($16.6) million and $9.9 million of net change in unrealized gain (loss), respectively. During the six months ended June 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market, including approximately $4.1 million of unrealized losses attributable to our investment in SLF. Additionally, approximately $4.8 million in net unrealized losses were attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2022.

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

For the three months ended June 30, 2022 and 2021, our foreign currency forward contracts had $1.1 million and $0.1 million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2022 and 2021, our foreign currency forward contracts had $0.6 million and $0.4 million of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2022 and 2021, our foreign currency borrowings and cash denominated in foreign currencies had ($1) thousand and ($0.1) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2022 and 2021, our foreign currency borrowings and cash denominated in foreign currencies had $0.2 million and ($0.3) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was ($7.4) million and $11.3 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was ($0.34) and $0.53, respectively.

For the six months ended June 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was ($6.5) million and $18.4 million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was ($0.30) and $0.86, respectively.

The $18.7 million and $24.9 million decreases during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, is primarily the result of net unrealized mark-to-market losses on investments primarily due to market volatility and spread widening in the loan market during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, where investments in the portfolio experienced net mark-to-market gains, primarily attributable to broad market movements and the tightening of credit spreads in the loan markets and unrealized gains on certain portfolio companies that had underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

Liquidity and Capital Resources

As of June 30, 2022, we had $6.0 million in cash, $190.0 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $65.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA prior to its dissolution from the asset coverage test under the 1940 Act during the period the SBA debentures were outstanding. As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 173% and 189%, respectively.

Cash Flows

For the six months ended June 30, 2022 and 2021, we experienced a net increase (decrease) in cash and restricted cash of ($12.1) million and $18.3 million, respectively. For the six months ended June 30, 2022 and 2021, operating activities provided $16.6 million and $37.6 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the six months ended June 30, 2022, we used $28.7 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility. During the six months ended June 30, 2021, we used $19.3 million in financing activities, primarily as a result of net repayments on our 2023 Notes and SBA debentures and distributions to stockholders, partially offset by net proceeds from our 2026 Notes (net of deferred financing cost payments).

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 8, 2022, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both June 30, 2022 and December 31, 2021, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the six months ended June 30, 2022. During the six months ended June 30, 2021, we sold 240,000 shares at an average price of $11.43 per share for gross proceeds of $2.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $41 thousand and offering costs were $12 thousand, resulting in net proceeds of approximately $2.7 million.

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

As of June 30, 2022, we had U.S. dollar borrowings of $190.0 million. As of December 31, 2021, we had U.S. dollar borrowings of $146.4 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero and $0.2 million for the three and six months ended June 30, 2022, respectively, and ($0.1) million and ($0.3) million for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($11) thousand for the six months ended June 30, 2022. There were no repayments of foreign currency borrowings for the six months ended June 30, 2021.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of June 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 4.2% and 3.1%, respectively.

2026 Notes: As of both June 30, 2022 and December 31, 2021, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.

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

As of June 30, 2022 and December 31, 2021, MRCC SBIC had zero and $57.6 million, respectively, in leverageable capital and the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2022, totaled $5.4 million ($0.25 per share) and $10.8 million ($0.50 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2021, totaled $5.4 million ($0.25 per share) and $10.7 million ($0.50 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2022 and 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both June 30, 2022 and December 31, 2021, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded. As of December 31, 2021, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both June 30, 2022 and December 31, 2021, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of June 30, 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of December 31, 2021, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and six months ended June 30, 2022, we received $0.9 million and $1.8 million of dividend income from our LLC equity interest in SLF, respectively. For the three and six months ended June 30, 2021, we received $1.1 million and $2.3 million of dividend income from our LLC equity interest in SLF, respectively.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2022, SLF incurred $59 thousand and $0.1 million of allocable expenses, respectively. For the three and six months ended June 30, 2021, SLF incurred $50 thousand and $0.1 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of June 30, 2022 and December 31, 2021, SLF had total assets at fair value of $203.6 million and $194.6 million, respectively. As of June 30, 2022, SLF had two portfolio company investments on non-accrual status with a fair value of $2.6 million. As of December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2022 and December 31, 2021, SLF had $5.0 million and $2.1 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior secured loans (1)	207,803	193,062
Weighted average current interest rate on senior secured loans (2)	7.1%	5.9%
Number of portfolio company investments in SLF	62	57
Largest portfolio company investment (1)	6,685	6,720
Total of five largest portfolio company investments (1)	26,996	27,074
(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2022

(in thousands)

	Spread Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+5.25%	10.00%	11/5/2025	2,744	$2,597
Bromford Industries Limited (c)	P+5.25%	10.00%	11/5/2025	1,829	1,731
Trident Maritime Systems, Inc.	L+4.75%	7.00%	2/26/2027	2,460	2,453
Trident Maritime Systems, Inc.	L+4.75%	7.00%	2/26/2027	746	744
Trident Maritime Systems, Inc. (Revolver) (d)	L+4.75%	6.35%	2/26/2027	319	258
				8,098	7,783
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	6.35%	12/1/2027	1,418	1,416
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	6.35%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	6.35%	12/1/2027	132	—
Truck-Lite Co., LLC	SF+6.25%	8.93%	12/14/2026	1,700	1,701
Truck-Lite Co., LLC	SF+6.25%	8.93%	12/14/2026	252	252
Wheel Pros, Inc.	L+4.50%	6.10%	5/11/2028	1,942	1,617
				5,832	4,986
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (e)	12/30/2022	1,099	919
SW Ingredients Holdings, LLC	L+4.75%	6.42%	7/3/2025	3,600	3,591
				4,699	4,510
Capital Equipment
Analogic Corporation	L+5.25%	6.49%	6/24/2024	4,727	4,544
DS Parent, Inc.	L+5.75%	8.00%	12/8/2028	2,925	2,813
MacQueen Equipment, LLC	L+5.25%	7.50%	1/7/2028	2,107	2,107
MacQueen Equipment, LLC (Delayed Draw) (d)	L+5.25%	7.50%	1/7/2028	592	—
MacQueen Equipment, LLC (Revolver) (d)	L+5.25%	6.44%	1/7/2028	296	99
				10,647	9,563
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L+7.00%	8.67%	1/3/2023	1,158	1,149
TJC Spartech Acquisition Corp.	L+4.75%	5.87%	5/5/2028	4,275	4,168
				5,433	5,317
Construction & Building
The Cook & Boardman Group LLC	SF+5.75%	6.97%	10/20/2025	2,894	2,779
				2,894	2,779
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.97%	5/1/2024	1,688	1,375
Runner Buyer INC.	L+5.50%	7.07%	10/23/2028	2,993	2,342
				4,681	3,717
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+5.00%	6.57%	9/26/2025	2,405	2,189
				2,405	2,189
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	6.07%	2/26/2027	4,247	3,912
Polychem Acquisition, LLC	L+5.00%	6.50%	3/17/2025	2,903	2,898
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	SF+8.75%	8.38% Cash/ 2.00% PIK (e)	4/3/2024	4,916	1,693
PVHC Holding Corp	L+4.75%	7.00%	8/5/2024	3,200	3,088
				15,266	11,591
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	5.92%	7/30/2025	4,493	4,407
Offen, Inc.	L+5.00%	7.88%	6/22/2026	2,249	2,249
Offen, Inc.	L+5.00%	7.88%	6/22/2026	872	872
				7,614	7,528
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	7.50%	12/13/2024	2,924	2,907
Harbour Benefit Holdings, Inc.	L+5.25%	6.92%	12/13/2024	64	64
Minotaur Acquisition, Inc.	SF+4.75%	6.38%	3/27/2026	4,882	4,634
				7,870	7,605
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	8.00%	1/30/2026	4,825	4,768
				4,825	4,768

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands)

	Spread Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF+4.00%	5.63%	11/23/2027	1,980	$1,814
HAH Group Holding Company LLC	SF+5.00%	7.21%	10/29/2027	2,993	2,858
LSCS Holdings, Inc.	L+4.50%	6.75%	12/15/2028	1,837	1,754
Paragon Healthcare, Inc.	SF+5.75%	6.75%	1/19/2028	2,076	2,066
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF+5.75%	6.75%	1/19/2028	429	61
Paragon Healthcare, Inc. (Revolver) (d)	SF+5.75%	6.75%	1/19/2028	490	—
Radiology Partners, Inc.	L+4.25%	5.89%	7/9/2025	4,760	4,292
TEAM Public Choices, LLC	L+5.00%	6.67%	12/17/2027	2,970	2,866
				17,535	15,711
High Tech Industries
Corel Inc. (c)	L+5.00%	6.57%	7/2/2026	3,700	3,550
Lightbox Intermediate, L.P.	L+5.00%	7.25%	5/11/2026	4,850	4,729
LW Buyer, LLC	L+5.00%	6.67%	12/30/2024	4,850	4,777
TGG TS Acquisition Company	L+6.50%	8.17%	12/12/2025	3,252	3,149
				16,652	16,205
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF+5.25%	7.98%	4/27/2029	4,375	4,309
Excel Fitness Holdings, Inc. (Revolver) (d)	SF+5.25%	7.98%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	L+5.00%	6.67%	6/6/2025	2,285	2,106
Tait LLC	L+5.00%	5.97%	3/28/2025	4,104	3,851
Tait LLC (Revolver)	P+4.00%	8.75%	3/28/2025	769	736
				12,158	11,002
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.67%	9/11/2025	4,237	4,227
Cadent, LLC (Revolver) (d)	L+5.00%	6.67%	9/11/2025	167	—
				4,404	4,227
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,685	6,197
STATS Intermediate Holdings, LLC	L+5.25%	6.69%	7/10/2026	4,875	4,680
TA TT Buyer, LLC	SF+5.25%	7.30%	3/30/2029	3,333	3,238
				14,893	14,115
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	7.25%	9/23/2025	4,863	4,717
CHA Holdings, Inc	L+4.50%	6.75%	4/10/2025	1,970	1,871
CHA Holdings, Inc	L+4.50%	6.75%	4/10/2025	415	395
Eliassen Group, LLC	SF+5.75%	7.80%	4/14/2028	3,259	3,241
Eliassen Group, LLC (Delayed Draw) (d)	SF+5.75%	7.80%	4/14/2028	741	—
Engage2Excel, Inc.	L+7.25%	10.13%	3/7/2023	4,304	4,282
Engage2Excel, Inc.	L+7.25%	10.13%	3/7/2023	777	773
Engage2Excel, Inc. (Revolver) (d)	P+6.25%	11.00%	3/7/2023	557	452
Orbit Purchaser LLC	L+4.50%	7.38%	10/21/2024	2,419	2,370
Orbit Purchaser LLC	L+4.50%	7.38%	10/21/2024	1,868	1,830
Orbit Purchaser LLC	L+4.50%	7.38%	10/21/2024	546	535
Output Services Group, Inc.	L+4.50%	6.01%	3/27/2024	4,790	3,590
Secretariat Advisors LLC	L+4.75%	7.00%	12/29/2028	1,701	1,633
Secretariat Advisors LLC (Delayed Draw) (d)	L+4.75%	7.00%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	7.17%	8/4/2025	1,825	1,643
Teneo Holdings LLC	SF+5.25%	6.85%	7/11/2025	4,862	4,550
The Kleinfelder Group, Inc.	L+5.25%	7.50%	11/29/2024	2,374	2,372
				37,541	34,254
Services: Consumer
360Holdco, Inc.	L+4.75%	6.42%	8/2/2025	2,156	2,145
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	6.42%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.79%	10/14/2027	2,211	2,179
McKissock Investment Holdings, LLC	SF+5.00%	5.92%	3/9/2029	2,494	2,419
				7,688	6,743
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.67%	7/21/2025	1,769	1,672
Mavenir Systems, Inc.	L+4.75%	6.21%	8/18/2028	1,663	1,554
Sandvine Corporation	L+4.50%	6.17%	10/31/2025	2,000	1,920
				5,432	5,146
Transportation: Cargo
Keystone Purchaser, LLC	L+6.25%	8.50%	5/7/2027	4,981	4,981
				4,981	4,981
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+4.25%	5.92%	10/1/2025	1,686	1,627
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+5.25%	6.92%	10/1/2025	246	240
				1,932	1,867
Wholesale
BMC Acquisition, Inc.	L+5.25%	7.08%	12/30/2024	4,486	4,273
HALO Buyer, Inc.	L+4.50%	6.17%	6/30/2025	4,799	4,330
				9,285	8,603
TOTAL INVESTMENTS					$195,190

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2022

(in thousands)

(a)	All investments are U.S. companies unless otherwise noted.
(b)

The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at June 30, 2022. Certain investments are subject to an interest rate floor.

(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of June 30, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of June 30, 2022, meaning that we have ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

	Spread
	Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+4.25%	7.50%	11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+5.50%	6.50%	2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+5.50%	6.50%	2/26/2027	265	—
				7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+4.75%	5.75%	12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+4.75%	5.75%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+4.75%	5.75%	12/1/2027	132	—
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+6.25%	7.25%	12/14/2026	253	255
Wheel Pros, Inc.	L+4.50%	5.25%	5/11/2028	1,952	1,951
				5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	5.00% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+4.75%	5.75%	7/3/2025	3,619	3,619
				4,735	4,691
Capital Equipment
Analogic Corporation	L+5.25%	6.25%	6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+5.75%	6.50%	12/8/2028	3,000	2,970
				7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+7.00%	8.00%	1/3/2023	1,178	1,169
				1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+5.75%	6.75%	10/20/2025	2,910	2,838
				2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+5.00%	5.13%	5/1/2024	1,711	1,590
Runner Buyer INC. (e)	L+5.50%	6.25%	10/23/2028	3,000	2,970
				4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+5.00%	5.18%	9/26/2025	2,418	2,284
				2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+4.50%	5.50%	2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+5.00%	5.50%	3/17/2025	2,918	2,917
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+6.75%	5.75% Cash/ 2.00% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+4.75%	5.75%	8/5/2024	3,217	2,976
				15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+4.25%	4.35%	7/30/2025	4,516	4,471
Offen, Inc.	L+5.00%	5.10%	6/22/2026	2,388	2,387
Offen, Inc.	L+5.00%	5.10%	6/22/2026	876	876
				7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+5.25%	6.25%	12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+4.75%	4.85%	3/27/2026	4,912	4,894
				7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+5.75%	5.97%	1/30/2026	4,850	4,824
				4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+4.00%	4.51%	11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+4.50%	5.00%	12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+4.25%	4.35%	7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+5.00%	6.00%	12/17/2027	2,992	2,985
				11,593	11,531
High Tech Industries
Corel Inc. (c)	L+5.00%	5.18%	7/2/2026	3,800	3,797
Lightbox Intermediate, L.P.	L+5.00%	5.13%	5/11/2026	4,875	4,814
LW Buyer, LLC	L+5.00%	5.14%	12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+6.50%	6.60%	12/12/2025	3,435	3,446
				16,985	16,920

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

(in thousands)

	Spread
	Above
Portfolio Company (a)	Index (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+5.25%	6.25%	10/7/2025	4,165	$4,155
North Haven Spartan US Holdco, LLC	L+5.00%	6.00%	6/6/2025	2,297	2,037
Tait LLC	L+5.00%	5.14%	3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+4.00%	7.25%	3/28/2025	769	728
				11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+5.00%	6.00%	9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+5.00%	6.00%	9/11/2023	167	—
				4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+5.50%	6.50%	12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+5.25%	5.41%	7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+6.00%	7.00%	5/29/2025	3,866	3,871
				15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+5.00%	6.00%	9/23/2025	4,888	4,900
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	1,980	1,901
CHA Holdings, Inc	L+4.50%	5.50%	4/10/2025	418	401
Eliassen Group LLC	L+4.25%	4.35%	11/5/2024	3,956	3,956
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	4,326	4,329
Engage2Excel, Inc.	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	781	781
Engage2Excel, Inc. (Revolver) (d)	L+8.00%	7.00% Cash/ 2.00% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+4.50%	5.50%	10/21/2024	549	548
Output Services Group, Inc.	L+4.50%	5.50%	3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+4.75%	5.50%	12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+4.75%	5.50%	12/29/2028	270	—
SIRVA Worldwide Inc.	L+5.50%	5.60%	8/4/2025	1,850	1,683
Teneo Holdings LLC	L+5.25%	6.25%	7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+5.25%	6.25%	11/29/2024	2,387	2,387
				37,681	36,471
Services: Consumer
360Holdco, Inc.	L+4.75%	5.75%	8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+4.75%	5.75%	8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+5.75%	6.50%	10/14/2027	2,222	2,214
				5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+6.00%	7.00%	7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+4.75%	5.25%	8/18/2028	1,667	1,669
Sandvine Corporation	L+4.50%	4.60%	10/31/2025	2,000	1,999
				5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+6.25%	7.25%	5/7/2027	3,000	2,947
				3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+4.25%	5.25%	10/1/2025	1,695	1,644
NGS US Finco, LLC	L+5.25%	6.25%	10/1/2025	248	244
				1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+5.25%	6.25%	12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+4.50%	5.50%	6/30/2025	4,824	4,547
				9,310	9,016

TOTAL INVESTMENTS					$189,109

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that we have ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value	$195,190	$189,109
Cash	735	40
Restricted cash	6,744	4,862
Interest receivable	886	600
Other assets	—	12
Total assets	$203,555	$194,623
Liabilities
Revolving credit facility	$129,615	$94,765
Less: Unamortized deferred financing costs	(1,922)	(2,319)
Total debt, less unamortized deferred financing costs	127,693	92,446
Payable for open trades	—	19,367
Interest payable	423	242
Accounts payable and accrued expenses	338	318
Total liabilities	128,454	112,373
Members’ capital	75,101	82,250
Total liabilities and members’ capital	$203,555	$194,623

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Investment income:
Interest income	$3,385	$3,210	$6,518	$6,663
Total investment income	3,385	3,210	6,518	6,663
Expenses:
Interest and other debt financing expenses	1,216	1,024	2,197	2,003
Professional fees	205	162	377	332
Total expenses	1,421	1,186	2,574	2,335
Net investment income (loss)	1,964	2,024	3,944	4,328
Net gain (loss):
Net change in unrealized gain (loss)	(6,483)	761	(8,493)	4,424
Net gain (loss)	(6,483)	761	(8,493)	4,424
Net increase (decrease) in members’ capital	$(4,519)	$2,785	$(4,549)	$8,752

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

●	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, capital expenditure loans, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $54.7 million and $55.5 million, respectively. As of June 30, 2022 and December 31, 2021, we had unfunded commitments to SLF of $7.3 million and $7.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

●	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of MC Advisors responsible for the credit monitoring of the portfolio investment;

●	our Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the MC Advisors investment professional responsible for the credit monitoring;
●	preliminary valuation conclusions are then documented and discussed with the investment committee of MC Advisors;
●	the audit committee of our Board reviews the preliminary valuations of MC Advisors and of the independent valuation firm(s) and MC Advisors adjusts or further supplements the valuation recommendations to reflect any comments provided by the audit committee; and
●	our Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of MC Advisors, the independent valuation firm(s) and the audit committee.

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

As of June 30, 2022, our Board determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three and six months ended June 30, 2022 and 2021, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.

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

The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR or SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors which will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our 2026 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(693)	$(475)	$(218)
Up 100 basis points	5,038	2,318	2,720
Up 200 basis points	9,328	4,218	5,110
Up 300 basis points	13,618	6,118	7,500

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

We may also have exposure to foreign currencies (currently the Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2022, we had foreign currency forward contracts in place for AUD 18.3 million associated with future principal and interest payments on certain investments.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 2, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2022, including for the reasons described below. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of certain of our investments as of June 30, 2022 and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. Our Board approved the fair value of our investment portfolio as of June 30, 2022 and these valuations were determined in good faith in accordance with our valuation policy based on information known or knowable as of the valuation date. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after June 30, 2022 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain a revolving credit facility, have issued debt securities and may borrow money, including through the issuance of additional debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

●	our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;
●	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
●	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;
●	any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
●	our revolving credit facility with ING Capital LLC, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants, including that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies;
●	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;
●	we bear the cost of issuing and paying interest or distributions on such securities, which costs are entirely borne by our common stockholders; and

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	‑28.81%	‑16.98%	‑5.15%	6.69%	18.52%
(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $590.5 million in total assets, $341.0 million in debt outstanding, of which $281.0 million is senior securities outstanding, $249.5 million in net assets and an average cost of funds of 3.77%, which was the weighted average interest rate of borrowing on our revolving credit facility, SBA debentures and 2026 Notes as of December 31, 2021. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.
(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total portfolio assets of at least 2.17%.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2022	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: August 2, 2022	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer, Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation