Form 10-Q
period 2022-09-30
MONROE CAPITAL Corp
filed 2022-11-07
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$386,200	$430,287
Non-controlled affiliate company investments	85,274	90,281
Controlled affiliate company investments	36,544	41,125
Total investments, at fair value (amortized cost of: $545,350 and $576,178, respectively)	508,018	561,693
Cash	7,129	2,622
Restricted cash	—	15,459
Unrealized gain on foreign currency forward contracts	2,284	781
Interest receivable	14,680	9,476
Other assets	445	427
Total assets	532,556	590,458

LIABILITIES
Debt:
Revolving credit facility	171,200	151,045
2026 Notes	130,000	130,000
SBA debentures payable	—	56,900
Total debt	301,200	337,945
Less: Unamortized deferred financing costs	(3,223)	(5,794)
Total debt, less unamortized deferred financing costs	297,977	332,151
Interest payable	1,305	3,304
Management fees payable	2,222	2,454
Incentive fees payable	1,565	435
Accounts payable and accrued expenses	3,496	2,643
Directors’ fees payable	35	—
Total liabilities	306,600	340,987
Net assets	$225,956	$249,471

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,687	298,687
Accumulated undistributed (overdistributed) earnings	(72,753)	(49,238)
Total net assets	$225,956	$249,471

Net asset value per share	$10.43	$11.51

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$9,383	$8,495	$26,030	$24,807
Payment-in-kind interest income	738	405	2,039	1,286
Dividend income	103	234	267	284
Fee income	412	288	1,604	1,065
Total investment income from non-controlled/non-affiliate company investments	10,636	9,422	29,940	27,442
Non-controlled affiliate company investments:
Interest income	3,830	1,561	6,202	4,225
Payment-in-kind interest income	502	2,508	2,419	5,040
Dividend income	48	698	141	784
Total investment income from non-controlled affiliate company investments	4,380	4,767	8,762	10,049
Controlled affiliate company investments:
Dividend income	900	1,025	2,700	3,300
Total investment income from controlled affiliate company investments	900	1,025	2,700	3,300
Total investment income	15,916	15,214	41,402	40,791

Operating expenses:
Interest and other debt financing expenses	4,263	3,924	11,961	12,219
Base management fees	2,222	2,399	6,834	7,060
Incentive fees	1,565	1,578	2,747	2,828
Professional fees	212	264	740	730
Administrative service fees	275	327	908	1,020
General and administrative expenses	216	304	722	833
Directors’ fees	35	35	109	109
Expenses before base management fee and incentive fee waivers	8,788	8,831	24,021	24,799
Base management fee waivers	—	—	(55)	—
Incentive fee waivers	—	—	(525)	(1,057)
Total expenses, net of base management fee and incentive fee waivers	8,788	8,831	23,441	23,742
Net investment income before income taxes	7,128	6,383	17,961	17,049
Income taxes, including excise taxes	868	71	1,289	254
Net investment income	6,260	6,312	16,672	16,795

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(1,666)	(9,435)	(1,749)	(8,468)
Non-controlled affiliate company investments	(1)	—	(1)	(250)
Extinguishment of debt	—	(336)	(1,039)	(3,110)
Foreign currency forward contracts	38	20	69	(55)
Foreign currency and other transactions	(1)	(880)	(38)	(894)
Net realized gain (loss)	(1,630)	(10,631)	(2,758)	(12,777)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(1,049)	11,222	(12,281)	20,106
Non-controlled affiliate company investments	(4,186)	(1,076)	(5,485)	(2,173)
Controlled affiliate company investments	(1,007)	(54)	(5,081)	2,047
Foreign currency forward contracts	863	530	1,503	976
Foreign currency and other transactions	—	936	164	650
Net change in unrealized gain (loss)	(5,379)	11,558	(21,180)	21,606

Net gain (loss)	(7,009)	927	(23,938)	8,829

Net increase (decrease) in net assets resulting from operations	$(749)	$7,239	$(7,266)	$25,624

Per common share data:
Net investment income per share - basic and diluted	$0.29	$0.29	$0.77	$0.78
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.03)	$0.34	$(0.33)	$1.20
Weighted average common shares outstanding - basic and diluted	21,666	21,544	21,666	21,404

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at June 30, 2021	21,544	$22	$297,586	$(52,811)	$244,797
Net investment income	—	—	—	6,312	6,312
Net realized gain (loss)	—	—	—	(10,631)	(10,631)
Net change in unrealized gain (loss)	—	—	—	11,558	11,558
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(5,386)	(5,386)
Balances at September 30, 2021	21,544	$22	$297,586	$(50,958)	$246,650

Balances at June 30, 2022	21,666	$22	$298,687	$(66,588)	$232,121
Net investment income	—	—	—	6,260	6,260
Net realized gain (loss)	—	—	—	(1,630)	(1,630)
Net change in unrealized gain (loss)	—	—	—	(5,379)	(5,379)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at September 30, 2022	21,666	$22	$298,687	$(72,753)	$225,956

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434
Net investment income	—	—	—	16,795	16,795
Net realized gain (loss)	—	—	—	(12,777)	(12,777)
Net change in unrealized gain (loss)	—	—	—	21,606	21,606
Issuance of common stock, net of offering and underwriting costs	240	1	2,689	—	2,690
Distributions to stockholders	—	—	—	(16,098)	(16,098)
Balances at September 30, 2021	21,544	$22	$297,586	$(50,958)	$246,650

Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	16,672	16,672
Net realized gain (loss)	—	—	—	(2,758)	(2,758)
Net change in unrealized gain (loss)	—	—	—	(21,180)	(21,180)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(16,249)	(16,249)
Balances at September 30, 2022	21,666	$22	$298,687	$(72,753)	$225,956

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(7,266)	$25,624
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	1,750	8,718
Net realized (gain) loss on extinguishment of debt	1,039	3,110
Net realized (gain) loss on foreign currency forward contracts	(69)	55
Net realized (gain) loss on foreign currency and other transactions	38	894
Net change in unrealized (gain) loss on investments	22,847	(19,980)
Net change in unrealized (gain) loss on foreign currency forward contracts	(1,503)	(976)
Net change in unrealized (gain) loss on foreign currency and other transactions	(164)	(650)
Payment-in-kind interest income	(4,458)	(6,326)
Net accretion of discounts and amortization of premiums	(872)	(857)
Purchases of investments	(94,275)	(181,821)
Proceeds from principal payments, sales of investments and settlement of forward contracts	128,752	193,506
Amortization of deferred financing costs	1,613	1,677
Changes in operating assets and liabilities:
Interest receivable	(5,204)	(4,783)
Other assets	(18)	673
Interest payable	(1,999)	(1,430)
Management fees payable	(232)	421
Incentive fees payable	1,130	1,578
Accounts payable and accrued expenses	853	121
Directors’ fees payable	35	35
Net cash provided by (used in) operating activities	41,997	19,589

Cash flows from financing activities:
Borrowings on revolving credit facility	143,900	272,400
Repayments of revolving credit facility	(123,599)	(253,854)
Repayment of 2023 Notes	—	(109,000)
Proceeds from 2026 Notes	—	130,000
Repayment of SBA debentures	(56,900)	(58,100)
Payments of deferred financing costs	(81)	(4,053)
Proceeds from shares sold, net of offering and underwriting costs	—	2,690
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(16,249)	(16,098)
Net cash provided by (used in) financing activities	(52,929)	(36,015)

Net increase (decrease) in Cash and Restricted cash	(10,932)	(16,426)
Effect of foreign currency exchange rates	(20)	(924)
Cash and Restricted cash, beginning of period	18,081	32,426
Cash and Restricted cash, end of period	$7,129	$15,076

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$12,238	$11,889
Cash paid (refund received) for income taxes, including excise taxes during the period	$578	$400

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(unaudited)

(in thousands)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2022	December 31, 2021
Cash	$7,129	$2,622
Restricted cash	—	15,459
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$7,129	$18,081

	September 30, 2021	December 31, 2020
Cash	$7,031	$6,769
Restricted cash	8,045	25,657
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$15,076	$32,426

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+	6.00%	9.67%	4/1/2021	4/1/2027	3,456	$3,401	$3,447	1.5%
Born To Run, LLC (Delayed Draw) (*) (**)	L+	6.00%	9.67%	4/1/2021	4/1/2027	568	471	469	0.2%
Hastings Manufacturing Company	L+	7.25%	10.37%	4/24/2018	4/24/2023	2,083	2,077	2,083	0.9%
Lifted Trucks Holdings, LLC	L+	5.75%	8.03%	8/2/2021	8/2/2027	6,948	6,830	6,868	3.1%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L+	5.75%	8.03%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L+	5.75%	8.03%	8/2/2021	8/2/2027	1,667	—	—	0.0%
						16,122	12,779	12,867	5.7%
Banking
MV Receivables II, LLC (Delayed Draw) (*) (**) (#)	L+	9.75%	13.42%	7/29/2021	7/29/2026	8,000	6,861	7,122	3.2%
StarCompliance MidCo, LLC	L+	6.75%	10.42%	1/12/2021	1/12/2027	2,000	1,970	1,975	0.9%
StarCompliance MidCo, LLC	L+	6.75%	10.42%	10/12/2021	1/12/2027	336	330	331	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L+	6.75%	9.87%	1/12/2021	1/12/2027	322	81	80	0.0%
						10,658	9,242	9,508	4.2%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+	6.25%	9.92%	6/10/2021	6/10/2027	1,485	1,460	1,431	0.6%
LVF Holdings, Inc.	L+	6.25%	9.92%	6/10/2021	6/10/2027	1,421	1,421	1,370	0.6%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L+	6.25%	9.92%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L+	6.25%	9.92%	6/10/2021	6/10/2027	238	176	169	0.1%
LX/JT Intermediate Holdings, Inc.	SF+	6.00%	9.13%	3/11/2020	3/11/2025	5,493	5,433	5,441	2.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF+	6.00%	9.13%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,814	8,490	8,411	3.7%
Capital Equipment
CGI Automated Manufacturing, LLC	SF+	6.50%	9.83%	9/9/2022	12/17/2026	4,000	3,881	3,880	1.7%
CGI Automated Manufacturing, LLC	SF+	6.50%	10.31%	9/30/2022	12/17/2026	1,148	1,119	1,119	0.5%
MCP Shaw Acquisitionco, LLC	SF+	6.50%	10.31%	2/28/2020	11/28/2025	9,733	9,620	9,738	4.3%
MCP Shaw Acquisitionco, LLC	SF+	6.50%	10.31%	12/29/2021	11/28/2025	2,980	2,930	2,981	1.3%
MCP Shaw Acquisitionco, LLC	SF+	6.50%	10.31%	12/29/2021	11/28/2025	980	980	981	0.5%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF+	6.50%	10.31%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,625	18,530	18,699	8.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			9.12	% Cash/
Valudor Products LLC	L+	7.50%	1.50	% PIK	6/18/2018	6/19/2023	1,604	$1,598	$1,934	0.9%
Valudor Products LLC	L+	7.50%	10.62%		12/22/2021	6/19/2023	502	502	1,532	0.7%
Valudor Products LLC (a)	L+	7.50%	10.62	% PIK	6/18/2018	6/19/2023	253	252	249	0.1%
Valudor Products LLC (Revolver) (*)	L+	9.50%	12.62%		6/18/2018	6/19/2023	1,095	315	315	0.1%
							3,454	2,667	4,030	1.8%
Construction & Building
TCFIII OWL Buyer LLC	SF+	5.50%	8.65%		4/19/2021	4/17/2026	2,024	1,998	2,024	0.9%
TCFIII OWL Buyer LLC	SF+	5.50%	8.65%		4/19/2021	4/17/2026	2,472	2,472	2,472	1.1%
TCFIII OWL Buyer LLC	SF+	5.50%	8.65%		12/17/2021	4/17/2026	2,218	2,185	2,218	1.0%
							6,714	6,655	6,714	3.0%
Consumer Goods: Durable
Independence Buyer, Inc.	L+	5.50%	8.28%		8/3/2021	8/3/2026	5,955	5,860	5,895	2.6%
Independence Buyer, Inc. (Revolver) (*)	L+	5.50%	8.28%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L+	6.75%	9.31%		8/4/2021	8/4/2026	3,465	3,409	3,387	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L+	6.75%	9.31%		8/4/2021	8/4/2026	473	—	—	0.0%
							11,316	9,269	9,282	4.1%
Consumer Goods: Non-Durable
			9.81	% Cash/
The Kyjen Company, LLC	SF+	7.15%	0.50	% PIK	5/14/2021	4/3/2026	988	979	983	0.4%
			9.38	% Cash/
The Kyjen Company, LLC	SF+	7.10%	0.50	% PIK	9/13/2022	4/3/2026	—	—	—	0.0%
			9.38	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF+	7.10%	0.50	% PIK	5/14/2021	4/3/2026	105	89	89	0.0%
Thrasio, LLC	L+	7.00%	11.17%		12/18/2020	12/18/2026	2,452	2,445	2,430	1.1%
							3,545	3,513	3,502	1.5%
Environmental Industries
Quest Resource Management Group, LLC	L+	6.50%	9.06%		10/19/2020	10/20/2025	975	910	978	0.4%
Quest Resource Management Group, LLC	L+	6.50%	9.06%		10/19/2020	10/20/2025	1,070	1,070	1,074	0.5%
Quest Resource Management Group, LLC	L+	6.50%	9.06%		12/7/2021	10/20/2025	3,806	3,743	3,805	1.7%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L+	6.50%	9.06%		12/7/2021	10/20/2025	1,773	384	384	0.2%
							7,624	6,107	6,241	2.8%
FIRE: Finance
GC Champion Acquisition LLC	SF+	6.75%	9.77%		8/19/2022	8/18/2028	2,535	2,485	2,535	1.1%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF+	6.75%	9.77%		8/19/2022	8/18/2028	704	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (*) (**) (#)		n/a	9.00%		12/24/2020	12/24/2026	2,750	1,138	1,118	0.5%
Liftforward SPV II, LLC (#)	L+	10.75%	13.87%		11/10/2016	3/31/2023	413	413	399	0.2%
Oceana Australian Fixed Income Trust (#) (b) (c)		n/a	10.75%		6/29/2021	6/29/2026	2,897	3,400	2,897	1.3%
Oceana Australian Fixed Income Trust (#) (b) (c)		n/a	11.50%		2/25/2021	2/25/2026	6,877	8,460	6,877	3.0%
W3 Monroe RE Debt LLC (#)		n/a	10.00	% PIK	2/5/2021	2/4/2028	3,129	3,129	3,129	1.4%
YS WH4 LLC (Revolver) (*) (#)	SF+	7.00%	9.95%		7/20/2022	11/20/2025	5,250	1,846	1,846	0.8%
							24,555	20,871	18,801	8.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF+	8.25%	10.87%		5/3/2022	4/30/2025		3,300	$3,241	$3,300	1.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF+	8.25%	11.74%		5/3/2022	4/30/2025		337	337	337	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF+	8.25%	11.74%		5/3/2022	4/30/2025		1,653	95	95	0.0%
Florida East Coast Industries, LLC (#)		n/a	10.50%		8/9/2021	6/28/2024		2,048	2,008	2,061	0.9%
NCBP Property, LLC (#)	L+	9.50%	12.06%		12/18/2020	12/16/2022		1,950	1,948	1,952	0.9%
								9,288	7,629	7,745	3.4%
Healthcare & Pharmaceuticals
Brickell Bay Acquisition Corp.	L+	6.50%	8.78%		2/12/2021	2/12/2026		1,885	1,855	1,849	0.8%
Brickell Bay Acquisition Corp. (Delayed Draw) (*) (**)	L+	6.50%	8.78%		2/12/2021	2/12/2026		382	—	—	0.0%
			8.09	% Cash/
Caravel Autism Health, LLC	SF+	8.75%	3.00	% PIK	6/30/2021	6/30/2027		4,989	4,906	4,572	2.0%
			8.09	% Cash/
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF+	8.75%	3.00	% PIK	6/30/2021	6/30/2027		3,749	187	171	0.1%
			8.09	% Cash/
Caravel Autism Health, LLC (Revolver) (*)	SF+	8.75%	3.00	% PIK	6/30/2021	6/30/2027		1,253	878	805	0.4%
Dorado Acquisition, Inc.	L+	6.25%	8.53%		6/30/2021	6/30/2026		4,950	4,871	4,943	2.2%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	L+	6.25%	8.53%		6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (*)	L+	6.25%	8.53%		6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+	6.00%	9.67%		6/30/2021	6/28/2028		2,917	2,892	2,707	1.2%
NationsBenefits, LLC	SF+	7.00%	9.61%		8/20/2021	8/26/2027		3,970	3,905	4,049	1.8%
NationsBenefits, LLC	SF+	7.00%	10.15%		8/26/2022	8/26/2027		4,719	4,719	4,813	2.1%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF+	7.00%	9.61%		8/26/2022	8/26/2027		5,089	—	—	0.0%
NationsBenefits, LLC (Revolver) (*)	SF+	7.00%	9.61%		8/20/2021	8/26/2027		2,222	—	—	0.0%
Rockdale Blackhawk, LLC (d)		n/a	n/a		3/31/2015	n/a	(e)	—	—	1,102	0.5%
Seran BioScience, LLC	L+	6.25%	8.53%		12/31/2020	7/8/2027		2,463	2,429	2,450	1.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF+	6.25%	9.37%		7/8/2022	7/8/2027		2,778	822	818	0.3%
Seran BioScience, LLC (Revolver) (*)	L+	6.25%	8.53%		12/31/2020	7/8/2027		444	—	—	0.0%
			6.35	% Cash/
TigerConnect, Inc.	SF+	7.25%	3.63	% PIK	2/16/2022	2/16/2028		3,000	2,945	2,970	1.3%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF+	7.25%	9.98%		2/16/2022	2/16/2028		124	—	—	0.0%
TigerConnect, Inc. (Revolver) (*)	SF+	7.25%	9.98%		2/16/2022	2/16/2028		429	—	—	0.0%
Whistler Parent Holdings III, Inc.	SF+	6.75%	9.90%		6/3/2022	6/2/2028		4,500	4,413	4,475	2.0%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF+	6.75%	9.90%		6/3/2022	6/2/2028		1,406	—	—	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF+	6.75%	9.90%		6/3/2022	6/2/2028		563	—	—	0.0%
								52,644	34,822	35,724	15.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Arcstor Midco, LLC	L+	7.00%	10.67%		3/16/2021	3/16/2027	4,444	$4,372	$4,114	1.8%
Drawbridge Partners, LLC	SF+	7.00%	10.03	% PIK	9/1/2022	9/1/2028	3,000	2,941	2,940	1.3%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF+	7.00%	10.03	% PIK	9/1/2022	9/1/2028	330	23	23	0.0%
Drawbridge Partners, LLC (Revolver) (*)	SF+	6.50%	9.53%		9/1/2022	9/1/2028	522	—	—	0.0%
MarkLogic Corporation	SF+	6.50%	9.34%		10/20/2020	10/20/2025	3,439	3,383	3,422	1.5%
MarkLogic Corporation	SF+	6.50%	9.34%		11/23/2021	10/20/2025	321	316	319	0.2%
MarkLogic Corporation	SF+	6.50%	9.34%		5/10/2022	10/20/2025	2,675	2,627	2,662	1.2%
MarkLogic Corporation	SF+	6.50%	9.34%		11/23/2021	10/20/2025	215	215	214	0.1%
MarkLogic Corporation (Revolver) (*)	SF+	6.50%	9.34%		10/20/2020	10/20/2025	269	—	—	0.0%
Medallia, Inc.	L+	6.75%	9.87	% PIK	8/15/2022	10/27/2028	2,023	1,983	2,028	0.9%
			10.64	% Cash/
Mindbody, Inc.	L+	8.50%	1.50	% PIK	2/15/2019	2/14/2025	6,562	6,506	6,549	2.9%
			10.64	% Cash/
Mindbody, Inc.	L+	8.50%	1.50	% PIK	9/22/2021	2/14/2025	676	676	675	0.3%
Mindbody, Inc. (Revolver) (*)	L+	8.00%	11.64%		2/15/2019	2/14/2025	667	—	—	0.0%
Newforma, Inc.	L+	5.50%	9.17%		6/30/2017	3/31/2023	1,875	1,874	1,875	0.8%
Newforma, Inc. (Revolver) (*)	L+	5.50%	9.17%		6/30/2017	3/31/2023	1,250	—	—	0.0%
Planful, Inc.	L+	6.50%	9.06%		12/28/2018	12/28/2026	9,500	9,444	9,429	4.2%
Planful, Inc.	SF+	6.50%	9.90%		9/12/2022	12/28/2026	530	517	526	0.2%
Planful, Inc.	L+	6.50%	9.06%		1/11/2021	12/28/2026	1,325	1,325	1,316	0.6%
Planful, Inc.	L+	6.50%	9.06%		2/11/2022	12/28/2026	884	884	877	0.4%
Planful, Inc. (Revolver)	L+	6.50%	9.06%		12/28/2018	12/28/2026	442	442	439	0.2%
							40,949	37,528	37,408	16.6%
Hotels, Gaming & Leisure
Equine Network, LLC	SF+	8.00%	10.63%		12/31/2020	12/31/2025	1,724	1,697	1,696	0.8%
Equine Network, LLC	SF+	8.00%	10.63%		1/29/2021	12/31/2025	782	771	769	0.3%
Equine Network, LLC (Delayed Draw) (*) (**)	SF+	8.00%	10.63%		12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (*)	SF+	8.00%	10.63%		12/31/2020	12/31/2025	171	—	—	0.0%
							3,104	2,468	2,465	1.1%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF+	5.50%	8.65%		4/7/2017	4/7/2023	759	759	759	0.3%
Destination Media, Inc. (Revolver) (*)	SF+	5.50%	8.65%		4/7/2017	4/7/2023	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF+	6.50%	10.15%		10/30/2020	10/30/2025	2,456	2,424	2,456	1.1%
North Haven USHC Acquisition, Inc.	SF+	6.50%	9.14%		7/29/2022	10/30/2025	2,605	2,567	2,588	1.2%
North Haven USHC Acquisition, Inc.	SF+	6.50%	10.15%		3/12/2021	10/30/2025	713	713	713	0.3%
North Haven USHC Acquisition, Inc.	SF+	6.50%	10.15%		9/3/2021	10/30/2025	1,439	1,439	1,438	0.6%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF+	6.50%	10.15%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF+	6.50%	10.10%		10/30/2020	10/30/2025	416	83	83	0.0%
Relevate Health Group, LLC	SF+	6.00%	8.61%		11/20/2020	11/20/2025	1,478	1,458	1,472	0.7%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF+	6.00%	8.61%		11/20/2020	11/20/2025	780	661	658	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF+	6.00%	8.61%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF+	5.75%	8.14%		12/22/2021	12/22/2026	1,095	1,078	1,081	0.5%
Spherix Global Inc. (Revolver) (*)	SF+	5.75%	8.14%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF+	6.50%	9.65%		1/28/2020	1/28/2025	4,596	4,537	4,612	2.0%
XanEdu Publishing, Inc.	SF+	6.50%	9.65%		8/31/2022	1/28/2025	1,826	1,782	1,833	0.8%
XanEdu Publishing, Inc. (Revolver) (*)	SF+	6.50%	9.65%		1/28/2020	1/28/2025	742	—	—	0.0%
							20,941	17,501	17,693	7.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			6.81	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	5/2/2019	11/2/2022	1,636	$1,636	$1,628	0.7%
			6.81	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	11/4/2019	11/2/2022	314	314	312	0.2%
			6.81	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	5/2/2019	11/2/2022	513	513	510	0.2%
			6.71	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	5/2/2019	11/2/2022	193	193	192	0.1%
							2,656	2,656	2,642	1.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+	6.15%	9.27%		1/4/2019	1/4/2024	1,925	1,914	1,922	0.9%
Attom Intermediate Holdco, LLC	L+	6.15%	9.27%		6/25/2020	1/4/2024	469	466	468	0.2%
Attom Intermediate Holdco, LLC	L+	6.15%	9.27%		7/1/2021	1/4/2024	277	272	276	0.1%
Attom Intermediate Holdco, LLC	SF+	6.15%	9.30%		8/4/2022	1/4/2024	798	784	797	0.4%
Attom Intermediate Holdco, LLC (Revolver) (*)	L+	5.75%	8.87%		1/4/2019	1/4/2024	320	224	224	0.1%
Bonterra, LLC (fka Cybergrants Holdings)	L+	6.25%	9.92%		9/8/2021	9/8/2027	12,799	12,638	12,559	5.6%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L+	6.25%	9.92%		9/8/2021	9/8/2027	2,302	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L+	6.25%	9.92%		9/8/2021	9/8/2027	1,069	652	640	0.3%
Chess.com, LLC	L+	6.50%	10.17%		12/31/2021	12/31/2027	5,970	5,863	5,880	2.6%
Chess.com, LLC (Revolver) (*)	L+	6.50%	10.17%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF+	7.25%	9.86%		2/28/2019	2/28/2024	4,000	3,975	4,000	1.8%
Crownpeak Technology, Inc.	SF+	7.25%	11.47%		9/27/2022	2/28/2024	1,273	1,248	1,273	0.6%
Crownpeak Technology, Inc.	SF+	7.25%	9.86%		2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Delayed Draw) (*) (**)	SF+	7.25%	9.86%		9/27/2022	2/28/2024	3,333	—	—	0.0%
Crownpeak Technology, Inc. (Revolver) (*)	SF+	7.25%	9.86%		2/28/2019	2/28/2024	500	—	—	0.0%
Spectrum Science Communications, LLC	SF+	6.25%	9.46%		1/25/2022	1/25/2027	998	980	993	0.3%
Spectrum Science Communications, LLC (Revolver) (*)	SF+	6.25%	9.46%		1/25/2022	1/25/2027	200	—	—	0.0%
							36,945	29,076	29,092	12.9%
Retail
BLST Operating Company, LLC	L+	8.50%	11.29	% (***)	8/28/2020	8/28/2025	1,147	936	1,127	0.5%
			10.65	% Cash/
Forman Mills, Inc.	SF+	9.50%	2.00	% PIK	1/14/2020	4/30/2024	1,275	1,275	1,255	0.5%
			10.65	% Cash/
Forman Mills, Inc.	SF+	9.50%	2.00	% PIK	10/4/2016	4/30/2024	7,069	7,062	6,945	3.1%
							9,491	9,273	9,327	4.1%
Services: Business
			5.71	% Cash/
Aras Corporation	L+	7.00%	3.75	% PIK	4/13/2021	4/13/2027	2,135	2,105	2,148	1.0%
Aras Corporation (Revolver) (*)	L+	6.50%	9.50%		4/13/2021	4/13/2027	150	50	50	0.0%
Burroughs, Inc.	SF+	6.50%	9.11%		12/22/2017	12/22/2023	5,277	5,271	5,276	2.3%
Burroughs, Inc. (Revolver) (*)	SF+	6.50%	9.11%		12/22/2017	12/22/2023	1,215	—	—	0.0%
HS4 Acquisitionco, Inc.	L+	6.75%	10.42%		7/9/2019	7/9/2025	9,924	9,819	9,900	4.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	L+	6.75%	10.42%		7/9/2019	7/9/2025	817	245	245	0.1%
RedZone Robotics, Inc.	L+	6.75%	9.87%		6/1/2018	6/5/2023	205	205	205	0.1%
RedZone Robotics, Inc. (Revolver) (*)	L+	6.75%	9.87%		6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+	7.50%	10.59	% PIK	5/12/2021	5/12/2027	2,004	1,965	1,999	0.9%
Relativity ODA LLC (Revolver) (*)	L+	7.50%	10.59	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF+	6.00%	9.03%		2/15/2019	9/30/2026	3,387	3,367	3,387	1.5%
Security Services Acquisition Sub Corp.	SF+	6.00%	8.98%		2/15/2019	9/30/2026	2,436	2,436	2,436	1.1%
Security Services Acquisition Sub Corp.	SF+	6.00%	9.03%		9/30/2021	9/30/2026	7,920	7,849	7,940	3.5%
Security Services Acquisition Sub Corp.	SF+	6.00%	9.03%		2/15/2019	9/30/2026	2,140	2,140	2,140	0.9%
Security Services Acquisition Sub Corp.	SF+	6.00%	8.98%		2/15/2019	9/30/2026	1,539	1,539	1,539	0.7%
ServiceMax, Inc. (#)	L+	7.00%	9.28	% PIK	11/1/2021	11/1/2027	3,692	3,630	3,678	1.6%
ServiceMax, Inc. (Revolver) (*) (#)	L+	7.00%	9.28	% PIK	11/1/2021	11/1/2027	350	—	—	0.0%
			10.12	% Cash/
VPS Holdings, LLC	L+	8.00%	1.00	% PIK	10/5/2018	10/4/2024	3,298	3,271	3,183	1.4%
			10.12	% Cash/
VPS Holdings, LLC	L+	8.00%	1.00	% PIK	10/5/2018	10/4/2024	2,697	2,697	2,604	1.2%
			10.12	% Cash/
VPS Holdings, LLC (Revolver) (*)	L+	8.00%	1.00	% PIK	10/5/2018	10/4/2024	1,002	102	99	0.0%
							50,526	46,691	46,829	20.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF+	6.50%	9.13%		7/14/2022	7/14/2028	8,180	$8,134	$8,180	3.6%
Express Wash Acquisition Company, LLC (Delayed Draw) (*) (**)	SF+	6.50%	10.31%		7/14/2022	7/14/2028	1,530	743	743	0.3%
Express Wash Acquisition Company, LLC (Revolver)	SF+	6.50%	9.15%		7/14/2022	7/14/2028	379	379	379	0.2%
Kar Wash Holdings, LLC	SF+	6.00%	7.86%		2/28/2022	2/26/2027	1,596	1,567	1,593	0.7%
Kar Wash Holdings, LLC	SF+	6.00%	8.82%		2/28/2022	2/26/2027	1,143	1,143	1,141	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF+	6.00%	8.99%		8/3/2022	2/26/2027	2,667	1,600	1,597	0.7%
Kar Wash Holdings, LLC (Revolver) (*)	SF+	6.00%	7.86%		2/28/2022	2/26/2027	572	—	—	0.0%
Mammoth Holdings, LLC	SF+	6.00%	8.34%		10/16/2018	10/16/2023	1,925	1,914	1,925	0.9%
Mammoth Holdings, LLC	SF+	6.00%	8.34%		10/16/2018	10/16/2023	4,042	4,042	4,042	1.8%
Mammoth Holdings, LLC	SF+	6.00%	8.34%		3/12/2021	10/16/2023	6,307	6,307	6,311	2.8%
Mammoth Holdings, LLC	SF+	6.00%	8.34%		6/15/2021	10/16/2023	1,637	1,637	1,638	0.7%
Mammoth Holdings, LLC (Revolver) (*)	SF+	6.00%	8.34%		10/16/2018	10/16/2023	657	—	—	0.0%
							30,635	27,466	27,549	12.2%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P+	10.00%	16.25%		6/10/2022	6/10/2025	1,844	1,649	1,663	0.7%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P+	10.00%	16.25%		6/10/2022	6/10/2025	500	120	116	0.1%
Calabrio, Inc.	L+	7.00%	10.67%		4/16/2021	4/16/2027	3,400	3,331	3,387	1.5%
Calabrio, Inc. (Revolver) (*)	L+	7.00%	10.67%		4/16/2021	4/16/2027	409	—	—	0.0%
							6,153	5,100	5,166	2.3%
Wholesale
			11.31	% Cash/
Nearly Natural, Inc.	SF+	11.50%	4.00	% PIK	12/15/2017	3/31/2024	6,628	6,621	6,041	2.7%
			11.31	% Cash/
Nearly Natural, Inc.	SF+	11.50%	4.00	% PIK	9/22/2020	3/31/2024	1,714	1,711	1,562	0.7%
			11.31	% Cash/
Nearly Natural, Inc.	SF+	11.50%	4.00	% PIK	2/16/2021	3/31/2024	3,115	3,108	2,839	1.3%
			11.31	% Cash/
Nearly Natural, Inc.	SF+	11.50%	4.00	% PIK	8/28/2019	3/31/2024	1,868	1,868	1,703	0.7%
			11.31	% Cash/
Nearly Natural, Inc. (Revolver)	SF+	11.50%	4.00	% PIK	12/15/2017	3/31/2024	2,505	2,505	2,283	1.0%
							15,830	15,813	14,428	6.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							393,589	334,146	334,123	147.9%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	L+	6.50%	9.06%		9/8/2021	9/8/2026	7,920	7,791	7,837	3.5%
							7,920	7,791	7,837	3.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Consumer Goods: Non-Durable
Vinci Brands LLC		n/a	2.00	% PIK(***)	7/6/2018	2/6/2024		7,026	$7,026	$—	0.0%
Vinci Brands LLC		n/a	2.00	% PIK(***)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC		n/a	2.00	% PIK(***)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC		n/a	2.00	% PIK(***)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
								24,792	24,768	—	0.0%
High Tech Industries
WillowTree, LLC	L+	5.00%	8.12%		10/9/2018	10/9/2023		7,375	7,344	7,375	3.3%
								7,375	7,344	7,375	3.3%
Services: Business
ASG II, LLC	SF+	6.25%	9.37%		5/25/2022	5/25/2028		1,900	1,863	1,900	0.8%
ASG II, LLC (Delayed Draw) (*) (**)	SF+	6.25%	9.37%		5/25/2022	5/25/2028		285	—	—	0.0%
Onit, Inc.	SF+	7.25%	10.96%		12/20/2021	5/2/2025		1,680	1,655	1,670	0.7%
								3,865	3,518	3,570	1.5%
Telecommunications
VB E1, LLC	L+	7.65%	11.32%		11/18/2020	11/18/2026		2,250	2,250	2,261	1.0%
								2,250	2,250	2,261	1.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								46,202	45,671	21,043	9.3%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF+	8.50%	12.31%		3/25/2022	3/24/2026		5,250	5,200	5,112	2.3%
MoneyLion, Inc. (#)	P+	5.75%	12.00%		8/27/2021	5/1/2023		1,500	1,490	1,494	0.6%
MoneyLion, Inc. (Delayed Draw) (*) (**) (#)	SF+	8.50%	12.31%		3/25/2022	3/24/2026		1,500	—	—	0.0%
								8,250	6,690	6,606	2.9%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)		n/a	16.00	% PIK	8/9/2021	6/28/2024		1,709	1,681	1,705	0.7%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)		n/a	4.00	% PIK	7/2/2021	7/2/2026		5,724	5,334	5,334	2.4%
								7,433	7,015	7,039	3.1%
Services: Consumer
			9.17	% Cash/
Education Corporation of America	L+	11.00%	5.50	% PIK(***)	9/3/2015	n/a	(e)	833	831	1,931	0.9%
								833	831	1,931	0.9%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								16,516	14,536	15,576	6.9%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)		—	—	(##)	4/1/2021	—		—	269	312	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)		—	—	(##)	8/2/2021	—		—	111	83	0.1%
									380	395	0.2%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	(##)	7/29/2021	—	—	$600	$1,220	0.5%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	(##)	7/28/2021	7/28/2031	—	363	1,749	0.8%
							963	2,969	1.3%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(##)	8/19/2016	—	—	5,468	1,640	0.7%
							5,468	1,640	0.7%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	(##)	2/28/2020	—	—	119	172	0.1%
							119	172	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	10.00	% PIK	6/18/2018	—	—	501	357	0.2%
							501	357	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(##)	8/3/2021	—	—	81	100	0.0%
							81	100	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(##)	10/19/2020	3/19/2028	—	67	311	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(##)	10/19/2021	3/19/2028	—	—	217	0.1%
							67	528	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	(##)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	12.00	% PIK	11/30/2017	—	—	58	308	0.2%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	12.00	% PIK	11/30/2017	—	—	9	48	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	12.00	% PIK	11/30/2017	—	—	1	7	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	12.00	% PIK	11/30/2017	—	—	9	48	0.0%
							77	411	0.2%
FIRE: Real Estate
		8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	4.00	% PIK	7/2/2021	—	—	2	142	0.1%
							2	142	0.1%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(##)	6/30/2021	—	—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(##)	6/30/2021	—	—	—	94	0.0%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	5.00	% PIK	8/20/2021	—	—	781	934	0.4%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	(##)	8/20/2021	—	—	153	143	0.1%
Seran BioScience, LLC (33,333 common units) (####)	—	—	(##)	12/31/2020	—	—	334	572	0.3%
							1,447	1,922	0.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	(##)	9/1/2022	—	—	$130	$130	0.1%
MarkLogic Corporation (290,239 Class A units)	—	—	(##)	10/20/2020	—	—	—	349	0.1%
Planful, Inc. (473,082 Class A units)	n/a	8.00	% PIK	12/28/2018	—	—	473	479	0.2%
Recorded Future, Inc. (80,486 Class A units) (f)	—	—	(##)	7/3/2019	—	—	81	229	0.1%
							684	1,187	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	(##)	12/31/2020	—	—	111	85	0.0%
							111	85	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (g)	—	—	(##)	12/22/2016	—	—	114	381	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (c)	—	—	(##)	9/18/2015	9/18/2025	—	—	1,953	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00	% PIK	11/20/2020	—	—	40	33	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	(##)	12/22/2021	—	—	81	55	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00	% PIK	1/28/2020	—	—	49	179	0.1%
							284	2,601	1.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	(##)	1/4/2019	—	—	297	449	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	(##)	12/31/2021	—	—	87	57	0.0%
							384	506	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	(##)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	(##)	1/14/2020	1/14/2029	—	—	337	0.1%
Luxury Optical Holdings Co. (h)	n/a	n/a	(##)	9/12/2014	—	—	—	118	0.1%
							712	875	0.4%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(##)	11/1/2017	—	—	395	939	0.4%
							395	939	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00	% PIK(***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	8.00	% PIK	12/28/2020	—	—	125	131	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (i)	—	—	(##)	1/4/2021	—	—	248	312	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	(##)	2/28/2022	—	—	103	116	0.0%
							7,968	559	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	(##)	6/10/2022	6/10/2032	—	42	70	0.0%
							42	70	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (53,781 Class AA units)	—	—	(##)	8/27/2021	—	—	54	—	0.0%
							207	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							19,892	15,458	6.8%
Total Non-Controlled/Non-Affiliate Company Investments							$414,245	$386,200	170.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above		Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)		Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	L+	5.50%	8.62%		9/9/2020	6/28/2024		477	$80	$80	0.0%
								477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF+	8.00%	11.15%		7/22/2014	12/31/2026		10,923	10,923	9,034	4.0%
American Community Homes, Inc.	SF+	14.50%	17.65	% PIK	7/22/2014	12/31/2026		5,137	5,137	4,249	1.9%
American Community Homes, Inc.	SF+	8.00%	11.15%		5/24/2017	12/31/2026		662	662	548	0.2%
American Community Homes, Inc.	SF+	8.00%	11.15%		8/10/2018	12/31/2026		2,435	2,435	2,014	0.9%
American Community Homes, Inc.	SF+	8.00%	11.15%		3/29/2019	12/31/2026		4,507	4,507	3,728	1.7%
American Community Homes, Inc.	SF+	8.00%	11.15%		9/30/2019	12/31/2026		21	21	18	0.0%
American Community Homes, Inc.	SF+	8.00%	11.15%		12/30/2019	12/31/2026		103	103	85	0.0%
American Community Homes, Inc. (Revolver) (*)	SF+	8.00%	11.15%		3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (#) (j)	L+	12.50%	15.06	% PIK	10/20/2017	n/a	(e)	13,242	13,242	15,888	7.0%
HFZ Capital Group LLC (#) (j)	L+	12.50%	15.06	% PIK	10/20/2017	n/a	(e)	4,758	4,758	5,708	2.5%
MC Asset Management (Corporate), LLC (#)	L+	15.00%	17.28	% PIK	1/26/2021	1/26/2024		8,057	8,057	8,057	3.6%
MC Asset Management (Corporate), LLC (Delayed Draw) (*) (**) (#)	L+	15.00%	17.28	% PIK	4/26/2021	1/26/2024		1,750	957	957	0.4%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	L+	7.00%	9.56%		8/11/2021	8/9/2024		4,875	4,785	4,767	2.1%
								58,970	55,587	55,053	24.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L+	5.75%	8.87%		2/5/2020	2/5/2025		6,261	6,197	6,160	2.7%
Ascent Midco, LLC (Revolver) (*)	L+	5.75%	8.87%		2/5/2020	2/5/2025		1,129	—	—	0.0%
								7,390	6,197	6,160	2.7%
High Tech Industries
			6.21	% Cash/
Mnine Holdings, Inc.	SF+	8.00%	5.00	% PIK	11/2/2018	12/30/2022		5,423	5,407	6,001	2.7%
Mnine Holdings, Inc. (Revolver) (*)	SF+	3.00%	6.24%		8/9/2022	12/30/2022		533	240	240	0.1%
								5,956	5,647	6,241	2.8%
Services: Business
Curion Holdings, LLC (k)		n/a	n/a		5/2/2017	n/a	(e)	—	—	146	0.1%
								—	—	146	0.1%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L+	11.00%	14.61	% PIK(***)	6/25/2019	n/a	(e)	1,356	1,312	426	0.2%
								1,356	1,312	426	0.2%
Total Non-Controlled Affiliate Senior Secured Loans								74,149	68,823	68,106	30.1%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)		n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.6%
								5,850	5,850	5,850	2.6%
Total Non-Controlled Affiliate Company Junior Secured Loans								5,850	5,850	5,850	2.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands, except for shares and units)

	Spread Above	Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (###) (<<)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	(##)	9/9/2020	—	—	$1,631	$2,741	1.2%
							1,631	2,741	1.2%
FIRE: Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	(##)	10/9/2014	12/18/2024	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (j)	—	—	(##)	6/11/2019	—	—	793	751	0.4%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	(##)	8/6/2021	—	—	3,900	3,900	1.7%
							4,693	4,651	2.1%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	8.00	% PIK	2/5/2020	—	—	2,032	1,418	0.6%
Familia Dental Group Holdings, LLC (1,158 Class A units) (####) (l)	—	—	(##)	4/8/2016	—	—	3,968	2,508	1.1%
							6,000	3,926	1.7%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(##)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock) (k)	—	—	(##)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	(##)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,782	11,318	5.0%
Total Non-Controlled Affiliate Company Investments							$88,455	$85,274	37.7%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—		10/31/2017	—	—	$42,650	$36,544	16.2%
Total Controlled Affiliate Equity Securities							42,650	36,544	16.2%
Total Controlled Affiliate Company Investments							$42,650	$36,544	16.2%

TOTAL INVESTMENTS							$545,350	$508,018	224.8%

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$117	AUD	152	Bannockburn Global Forex, LLC	10/19/2022	$20
Foreign currency forward contract	$105	AUD	136	Bannockburn Global Forex, LLC	11/16/2022	18
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/16/2022	19
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	20
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	18
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	18
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	21
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	16
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	21
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	18
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	19
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	19
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	19
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	18
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	18
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	19
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	18
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,965
						$2,284

(˄) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.

(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at September 30, 2022. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2022 represented 224.8% of the Company’s net assets or 95.4% of the Company’s total assets, are subject to legal restrictions on sales.

(˄˄˄˄) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(˄˄˄˄˄) Percentages are based on net assets of $225,956 as of September 30, 2022.

(~) The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a "last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

(<) Represents less than 5% ownership of the portfolio company’s voting securities.

(<<) As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).

(<<<) As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.

(#) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets totaled 25.7% of the Company’s total assets.

(##) Represents a non-income producing security.

(###) Ownership of certain equity investments may occur through a holding company or partnership.

(####) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

(*) All or a portion of this commitment was unfunded at September 30, 2022. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(***) This position was on non-accrual status as of September 30, 2022, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(a) This investment represents a note convertible to preferred shares of the borrower.

(b) This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.

(c) This is an international company.

(d) During 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company's share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. This investment is a non-income producing security.

(e) This is a demand note with no stated maturity.

(f) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.

(g) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(h) During the three months ended December 31, 2021, the Company sold its investment in Luxury Optical Holding Co. The remaining fair value at September 30, 2022 represents the remaining expected escrow proceeds associated with the sale.

(i) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.

(j) The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.

(k) During the three months ended September 30, 2022, Curion Holdings, LLC (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at September 30, 2022 represents the remaining expected escrow proceeds associated with the sale. The Company continues to hold an equity investment in Curion that is valued at zero at September 30, 2022.

(l) As of September 30, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $244.

n/a - not applicable

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest	Acquisition				Fair	% of
Portfolio Company (a)	Index (b)		Rate	Date (c)	Maturity	Principal	Amortized Cost	Value (d)	Net Assets (e)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L+	6.00%	7.00%	4/1/2021	4/1/2027	3,483	$3,419	$3,544	1.4%
Born To Run, LLC (Delayed Draw) (f) (g)	L+	6.00%	7.00%	4/1/2021	4/1/2027	569	33	34	0.0%
Hastings Manufacturing Company	L+	7.25%	8.25%	4/24/2018	4/24/2023	2,524	2,508	2,524	1.0%
Lifted Trucks Holdings, LLC	L+	5.75%	6.75%	8/2/2021	8/2/2027	7,000	6,866	6,979	2.8%
Lifted Trucks Holdings, LLC (Delayed Draw) (f) (g)	L+	5.75%	6.75%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (f)	L+	5.75%	6.75%	8/2/2021	8/2/2027	1,667	444	443	0.2%
Magneto & Diesel Acquisition, Inc.	L+	5.50%	6.50%	12/18/2018	12/18/2023	4,850	4,812	4,850	1.9%
Magneto & Diesel Acquisition, Inc.	L+	5.50%	6.50%	7/6/2020	12/18/2023	1,908	1,885	1,938	0.8%
Magneto & Diesel Acquisition, Inc.	L+	5.50%	6.50%	8/4/2021	12/18/2023	829	815	842	0.4%
Magneto & Diesel Acquisition, Inc. (Revolver) (f)	L+	5.50%	6.50%	12/18/2018	12/18/2023	500	—	—	0.0%
						24,730	20,782	21,154	8.5%
Banking
MV Receivables II, LLC (Delayed Draw) (f) (g) (h)	L+	9.75%	11.25%	7/29/2021	7/29/2026	8,000	971	1,289	0.5%
StarCompliance MidCo, LLC	L+	6.75%	7.75%	1/12/2021	1/11/2027	2,000	1,965	2,000	0.8%
StarCompliance MidCo, LLC	L+	6.75%	7.75%	10/12/2021	1/11/2027	336	329	336	0.1%
StarCompliance MidCo, LLC (Revolver) (f)	L+	6.75%	7.75%	1/12/2021	1/11/2027	322	—	—	0.0%
						10,658	3,265	3,625	1.4%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L+	6.25%	7.25%	6/10/2021	6/10/2027	1,496	1,468	1,496	0.6%
LVF Holdings, Inc.	L+	6.25%	7.25%	6/10/2021	6/10/2027	1,432	1,432	1,432	0.6%
LVF Holdings, Inc. (Delayed Draw) (f) (g)	L+	6.25%	7.25%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (f)	L+	6.25%	7.25%	6/10/2021	6/10/2027	238	119	119	0.0%
LX/JT Intermediate Holdings, Inc. (k)	L+	6.00%	7.50%	3/11/2020	3/11/2025	9,375	9,246	9,239	3.7%
LX/JT Intermediate Holdings, Inc. (Revolver) (f)	L+	6.00%	7.50%	3/11/2020	3/11/2025	833	—	—	0.0%
Toojay's Management LLC (l)		n/a	n/a (m)	10/26/2018	10/26/2022	1,448	1,407	—	0.0%
Toojay's Management LLC (l)		n/a	n/a (m)	10/26/2018	10/26/2022	199	199	—	0.0%
Toojay's Management LLC (Revolver) (l)		n/a	n/a (m)	10/26/2018	10/26/2022	66	66	—	0.0%
						15,431	13,937	12,286	4.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition					% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Capital Equipment
MCP Shaw Acquisitionco, LLC (k)	SF+	6.50%	7.50%		2/28/2020	11/28/2025	9,733	$9,595	$9,699	3.9%
MCP Shaw Acquisitionco, LLC	SF+	6.50%	7.50%		12/29/2021	11/28/2025	3,002	2,942	2,992	1.2%
MCP Shaw Acquisitionco, LLC (Delayed Draw) (f) (g)	SF+	6.50%	7.50%		12/29/2021	11/28/2025	983	—	—	0.0%
MCP Shaw Acquisitionco, LLC (Revolver) (f)	SF+	6.50%	7.50%		2/28/2020	11/28/2025	1,784	—	—	0.0%
							15,502	12,537	12,691	5.1%
Chemicals, Plastics & Rubber
			7.00	% Cash/
Valudor Products LLC	L+	7.50%	1.50	% PIK	6/18/2018	6/19/2023	1,585	1,574	1,871	0.7%
Valudor Products LLC	L+	7.50%	8.50%		12/22/2021	6/19/2023	548	548	1,469	0.6%
Valudor Products LLC (n)	L+	7.50%	8.50	% PIK	6/18/2018	6/19/2023	237	234	230	0.1%
Valudor Products LLC (Revolver) (f)	L+	9.50%	10.50%		6/18/2018	6/19/2023	1,095	480	479	0.2%
							3,465	2,836	4,049	1.6%
Construction & Building
Dude Solutions Holdings, Inc.	L+	6.25%	7.25%		6/14/2019	6/13/2025	9,900	9,755	9,870	4.0%
Dude Solutions Holdings, Inc. (Revolver) (f)	L+	6.25%	7.25%		6/14/2019	6/13/2025	1,304	—	—	0.0%
TCFIII OWL Buyer LLC	L+	6.00%	7.00%		4/19/2021	4/17/2026	2,040	2,008	2,040	0.8%
TCFIII OWL Buyer LLC	L+	6.00%	7.00%		4/19/2021	4/17/2026	2,491	2,491	2,491	1.0%
TCFIII OWL Buyer LLC	L+	6.00%	7.00%		12/17/2021	4/17/2026	2,235	2,196	2,235	0.9%
							17,970	16,450	16,636	6.7%
Consumer Goods: Durable
Independence Buyer, Inc.	L+	5.75%	6.75%		8/3/2021	8/3/2026	6,000	5,887	6,000	2.4%
Independence Buyer, Inc. (Revolver) (f)	L+	5.75%	6.75%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L+	6.75%	7.75%		8/4/2021	8/4/2026	3,491	3,426	3,491	1.4%
Recycled Plastics Industries, LLC (Revolver) (f)	L+	6.75%	7.75%		8/4/2021	8/4/2026	473	142	142	0.1%
							11,387	9,455	9,633	3.9%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	L+	6.50%	7.50%		5/14/2021	4/3/2026	993	983	997	0.4%
The Kyjen Company, LLC (Revolver) (f)	L+	6.50%	7.50%		5/14/2021	4/3/2026	105	43	43	0.0%
Thrasio, LLC	L+	7.00%	8.00%		12/18/2020	12/18/2026	2,470	2,438	2,470	1.0%
							3,568	3,464	3,510	1.4%
Environmental Industries
Quest Resource Management Group, LLC	L+	6.50%	7.50%		10/19/2020	10/20/2025	990	924	989	0.4%
Quest Resource Management Group, LLC	L+	6.50%	7.50%		10/19/2020	10/20/2025	1,087	1,087	1,086	0.4%
Quest Resource Management Group, LLC	L+	6.50%	7.50%		12/7/2021	10/20/2025	3,856	3,779	3,853	1.6%
Quest Resource Management Group, LLC (Delayed Draw) (f) (g)	L+	6.50%	7.50%		12/7/2021	10/20/2025	1,778	—	—	0.0%
StormTrap, LLC	L+	5.50%	6.50%		12/10/2018	12/8/2023	7,170	7,114	7,170	2.9%
StormTrap, LLC (Revolver) (f)	L+	5.50%	6.50%		12/10/2018	12/8/2023	432	—	—	0.0%
Synergy Environmental Corporation (k)	L+	6.00%	7.00%		4/29/2016	9/29/2023	2,853	2,846	2,853	1.1%
Synergy Environmental Corporation (k)	L+	6.00%	7.00%		4/29/2016	9/29/2023	477	476	477	0.2%
Synergy Environmental Corporation	L+	6.00%	7.00%		4/29/2016	9/29/2023	810	810	810	0.3%
Synergy Environmental Corporation (Revolver) (f)	L+	6.00%	7.00%		4/29/2016	9/29/2023	671	—	—	0.0%
							20,124	17,036	17,238	6.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition					Fair	% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity		Principal	Amortized Cost	Value (d)	Net Assets (e)
FIRE: Finance
J2 BWA Funding LLC (Delayed Draw) (f) (g) (h)		n/a	9.00%		12/24/2020	12/24/2026		2,710	$677	$677	0.3%
Liftforward SPV II, LLC (h)	L+	10.75%	11.25%		11/10/2016	9/30/2022		744	744	713	0.3%
Oceana Australian Fixed Income Trust (h) (i) (j)		n/a	10.75%		6/29/2021	6/29/2026		3,288	3,400	3,288	1.3%
Oceana Australian Fixed Income Trust (h) (i) (j)		n/a	11.50%		2/25/2021	2/25/2026		7,805	8,460	7,805	3.1%
W3 Monroe RE Debt LLC (h)		n/a	10.00	% PIK	2/5/2021	2/4/2028		2,906	2,906	2,906	1.2%
								17,453	16,187	15,389	6.2%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)		n/a	10.50%		8/9/2021	6/28/2024		3,572	3,477	3,571	1.4%
NCBP Property, LLC (h)	L+	9.50%	10.50%		12/18/2020	12/16/2022		1,950	1,940	1,955	0.8%
								5,522	5,417	5,526	2.2%
Healthcare & Pharmaceuticals
			6.50	% Cash/
Apotheco, LLC	L+	8.50%	3.00	% PIK	4/8/2019	4/8/2024		3,632	3,597	3,462	1.4%
			6.50	% Cash/
Apotheco, LLC (Revolver)	L+	8.50%	3.00	% PIK	4/8/2019	4/8/2024		955	955	910	0.4%
Brickell Bay Acquisition Corp.	L+	6.50%	7.50%		2/12/2021	2/12/2026		1,899	1,865	1,889	0.7%
Brickell Bay Acquisition Corp. (Delayed Draw) (f) (g)	L+	6.50%	7.50%		2/12/2021	2/12/2026		382	—	—	0.0%
Caravel Autism Health, LLC	L+	5.75%	6.75%		6/30/2021	6/30/2027		5,000	4,906	4,699	1.9%
Caravel Autism Health, LLC (Delayed Draw) (f) (g)	L+	5.75%	6.75%		6/30/2021	6/30/2027		3,750	187	176	0.1%
Caravel Autism Health, LLC (Revolver) (f)	L+	5.75%	6.75%		6/30/2021	6/30/2027		1,250	625	587	0.2%
Dorado Acquisition, Inc.	L+	6.75%	7.75%		6/30/2021	6/30/2026		4,988	4,895	4,983	2.0%
Dorado Acquisition, Inc. (Delayed Draw) (f) (g)	L+	6.75%	7.75%		6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (f)	L+	6.75%	7.75%		6/30/2021	6/30/2026		596	—	—	0.0%
INH Buyer, Inc.	L+	6.00%	7.00%		6/30/2021	6/28/2028		2,939	2,911	2,857	1.1%
NationsBenefits, LLC	L+	7.00%	8.00%		8/20/2021	8/20/2026		4,000	3,924	3,993	1.6%
NationsBenefits, LLC (Revolver) (f)	L+	7.00%	8.00%		8/20/2021	8/20/2026		445	—	—	0.0%
Rockdale Blackhawk, LLC		n/a	n/a	(o)	3/31/2015	n/a	(p)	—	—	1,681	0.7%
Seran BioScience, LLC	L+	6.25%	7.25%		12/31/2020	12/31/2025		2,481	2,440	2,487	1.0%
Seran BioScience, LLC (Revolver) (f)	L+	6.25%	7.25%		12/31/2020	12/31/2025		444	—	—	0.0%
								32,977	26,305	27,724	11.1%
High Tech Industries
Arcstor Midco, LLC	L+	7.00%	8.00%		3/16/2021	3/16/2027		4,466	4,386	4,433	1.8%
MarkLogic Corporation	L+	6.00%	7.00%		10/20/2020	10/20/2025		3,465	3,396	3,517	1.4%
MarkLogic Corporation	L+	6.00%	7.00%		11/23/2021	10/20/2025		323	317	330	0.1%
MarkLogic Corporation (Delayed Draw) (f) (g)	L+	6.00%	7.00%		11/23/2021	10/20/2025		215	—	—	0.0%
MarkLogic Corporation (Revolver) (f)	L+	6.00%	7.00%		10/20/2020	10/20/2025		269	—	—	0.0%
			8.00	% Cash/
Mindbody, Inc.	L+	8.50%	1.50	% PIK	2/15/2019	2/14/2025		6,487	6,415	6,438	2.6%
			8.00	% Cash/
Mindbody, Inc.	L+	8.50%	1.50	% PIK	9/22/2021	2/14/2025		669	669	664	0.3%
Mindbody, Inc. (Revolver) (f)	L+	8.00%	9.00%		2/15/2019	2/14/2025		667	—	—	0.0%
Newforma, Inc. (k)	L+	5.50%	6.50%		6/30/2017	6/30/2022		3,890	3,882	3,890	1.6%
Newforma, Inc. (Revolver) (f)	L+	5.50%	6.50%		6/30/2017	6/30/2022		1,250	—	—	0.0%
Planful, Inc.	L+	6.50%	7.50%		12/28/2018	12/30/2024		9,500	9,414	9,472	3.8%
Planful, Inc.	L+	6.50%	7.50%		1/11/2021	12/30/2024		1,325	1,325	1,322	0.5%
Planful, Inc. (Revolver) (f)	L+	6.50%	7.50%		12/28/2018	12/30/2024		442	88	88	0.0%
								32,968	29,892	30,154	12.1%
Hotels, Gaming & Leisure
Equine Network, LLC	L+	8.00%	9.00%		12/31/2020	12/31/2025		1,737	1,704	1,733	0.7%
Equine Network, LLC	L+	8.00%	9.00%		1/29/2021	12/31/2025		788	774	786	0.3%
Equine Network, LLC (Delayed Draw) (f) (g)	L+	8.00%	9.00%		12/31/2020	12/31/2025		427	—	—	0.0%
Equine Network, LLC (Revolver) (f)	L+	8.00%	9.00%		12/31/2020	12/31/2025		171	85	85	0.1%
								3,123	2,563	2,604	1.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition				Fair	% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity	Principal	Amortized Cost	Value (d)	Net Assets (e)
Media: Advertising, Printing & Publishing
Destination Media, Inc. (k)	L+	5.50%	6.50%		4/7/2017	4/7/2022	1,738	$1,736	$1,738	0.7%
Destination Media, Inc. (Revolver) (f)	L+	5.50%	6.50%		4/7/2017	4/7/2022	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	L+	6.00%	7.00%		10/30/2020	10/30/2025	2,475	2,435	2,475	1.0%
North Haven USHC Acquisition, Inc.	L+	6.00%	7.00%		3/12/2021	10/30/2025	717	717	717	0.3%
North Haven USHC Acquisition, Inc. (Delayed Draw) (f) (g)	L+	6.00%	7.00%		9/3/2021	10/30/2025	1,441	482	487	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (f)	L+	6.00%	7.00%		10/30/2020	10/30/2025	240	—	—	0.0%
Relevate Health Group, LLC	L+	6.00%	7.00%		11/20/2020	11/20/2025	1,489	1,465	1,504	0.6%
Relevate Health Group, LLC (Delayed Draw) (f) (g)	L+	6.00%	7.00%		11/20/2020	11/20/2025	784	666	673	0.3%
Relevate Health Group, LLC (Revolver) (f)	L+	6.00%	7.00%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF+	6.00%	7.00%		12/22/2021	12/22/2026	1,100	1,081	1,081	0.4%
Spherix Global Inc. (Revolver) (f)	SF+	6.00%	7.00%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	L+	6.50%	7.50%		1/28/2020	1/28/2025	4,631	4,555	4,647	1.8%
XanEdu Publishing, Inc. (Revolver) (f)	L+	6.50%	7.50%		1/28/2020	1/28/2025	742	—	—	0.0%
							16,337	13,137	13,322	5.3%
Media: Broadcasting & Subscription
			5.50	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	5/2/2019	11/2/2022	1,526	1,523	1,526	0.6%
			5.50	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	11/4/2019	11/2/2022	293	291	293	0.1%
			5.50	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	5/2/2019	11/2/2022	478	478	478	0.2%
			5.50	% Cash/
Vice Group Holding Inc.	L+	12.00%	8.00	% PIK	5/2/2019	11/2/2022	180	180	180	0.1%
							2,477	2,472	2,477	1.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	L+	6.15%	7.15%		1/4/2019	1/4/2024	1,940	1,923	1,937	0.8%
Attom Intermediate Holdco, LLC	L+	6.15%	7.15%		6/25/2020	1/4/2024	473	467	472	0.2%
Attom Intermediate Holdco, LLC	L+	6.15%	7.15%		7/1/2021	1/4/2024	279	273	278	0.1%
Attom Intermediate Holdco, LLC (Revolver) (f)	L+	5.75%	6.75%		1/4/2019	1/4/2024	320	160	160	0.1%
Chess.com, LLC	L+	6.50%	7.50%		12/31/2021	12/31/2027	6,000	5,880	5,880	2.3%
Chess.com, LLC (Revolver) (f)	L+	6.50%	7.50%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	L+	5.75%	6.75%		2/28/2019	2/28/2024	4,000	3,962	4,000	1.6%
Crownpeak Technology, Inc.	L+	5.75%	6.75%		2/28/2019	2/28/2024	60	60	60	0.0%
Crownpeak Technology, Inc. (Revolver) (f)	L+	5.75%	6.75%		2/28/2019	2/28/2024	167	—	—	0.0%
CyberGrants Holdings, LLC	L+	6.50%	7.25%		9/8/2021	9/8/2027	10,900	10,744	10,900	4.4%
CyberGrants Holdings, LLC (Delayed Draw) (f) (g)	L+	6.50%	7.25%		9/8/2021	9/8/2027	1,069	—	—	0.0%
CyberGrants Holdings, LLC (Revolver) (f)	L+	6.50%	7.25%		9/8/2021	9/8/2027	1,069	—	—	0.0%
							26,929	23,469	23,687	9.5%
Retail
			1.00	% Cash/
BLST Operating Company, LLC	L+	8.50%	9.00	% PIK(m)	8/28/2020	8/28/2025	1,147	1,025	1,143	0.5%
			8.50	% Cash/
Forman Mills, Inc. (k)	L+	9.50%	2.00	% PIK	1/14/2020	12/30/2022	1,336	1,336	1,330	0.5%
			8.50	% Cash/
Forman Mills, Inc. (k)	L+	9.50%	2.00	% PIK	10/4/2016	12/30/2022	282	281	281	0.1%
			8.50	% Cash/
Forman Mills, Inc. (k)	L+	9.50%	2.00	% PIK	10/4/2016	12/30/2022	7,623	7,600	7,524	3.0%
							10,388	10,242	10,278	4.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition				Fair	% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity	Principal	Amortized Cost	Value (d)	Net Assets (e)
Services: Business
			4.25	% Cash/
Aras Corporation	L+	7.00%	3.75	% PIK	4/13/2021	4/13/2027	2,079	$2,044	$2,103	0.8%
			4.25	% Cash/
Aras Corporation (Revolver) (f)	L+	7.00%	3.75	% PIK	4/13/2021	4/13/2027	150	—	—	0.0%
Burroughs, Inc. (k)	L+	6.50%	7.50%		12/22/2017	12/22/2022	5,501	5,477	5,480	2.2%
Burroughs, Inc. (Revolver) (f)	L+	6.50%	7.50%		12/22/2017	12/22/2022	1,220	—	—	0.0%
Certify, Inc.	L+	5.50%	6.50%		2/28/2019	2/28/2024	9,000	8,935	9,000	3.6%
Certify, Inc.	L+	5.50%	6.50%		2/28/2019	2/28/2024	1,227	1,227	1,227	0.5%
Certify, Inc. (Revolver) (f)	L+	5.50%	6.50%		2/28/2019	2/28/2024	409	102	102	0.0%
HS4 Acquisitionco, Inc.	L+	6.75%	7.75%		7/9/2019	7/9/2025	10,000	9,869	9,910	4.0%
HS4 Acquisitionco, Inc. (Revolver) (f)	L+	6.75%	7.75%		7/9/2019	7/9/2025	817	—	—	0.0%
IT Global Holding LLC (h)	L+	9.00%	10.00%		11/15/2018	11/10/2023	3,405	3,374	4,411	1.8%
IT Global Holding LLC (h)	L+	9.00%	10.00%		7/19/2019	11/10/2023	1,270	1,255	1,645	0.7%
IT Global Holding LLC (Revolver) (h)	L+	9.00%	10.00%		11/15/2018	11/10/2023	875	875	1,060	0.4%
RedZone Robotics, Inc.	L+	6.75%	7.75%		6/1/2018	6/5/2023	213	211	213	0.1%
RedZone Robotics, Inc. (Revolver) (f)	L+	6.75%	7.75%		6/1/2018	6/5/2023	158	—	—	0.0%
Relativity ODA LLC	L+	7.50%	8.50	% PIK	5/12/2021	5/12/2027	1,896	1,854	1,894	0.8%
Relativity ODA LLC (Revolver) (f)	L+	7.50%	8.50	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	L+	6.00%	7.00%		9/30/2021	9/30/2026	7,980	7,872	7,972	3.2%
Security Services Acquisition Sub Corp. (k)	L+	6.00%	7.00%		2/15/2019	9/30/2026	3,413	3,382	3,409	1.4%
Security Services Acquisition Sub Corp. (k)	L+	6.00%	7.00%		2/15/2019	9/30/2026	2,455	2,455	2,452	1.0%
Security Services Acquisition Sub Corp. (k)	L+	6.00%	7.00%		2/15/2019	9/30/2026	2,157	2,157	2,154	0.9%
Security Services Acquisition Sub Corp.	L+	6.00%	7.00%		2/15/2019	9/30/2026	1,551	1,551	1,549	0.6%
ServiceMax, Inc. (h)	L+	7.00%	8.00%		11/1/2021	11/1/2027	3,500	3,431	3,500	1.4%
ServiceMax, Inc. (Revolver) (f) (h)	L+	7.00%	8.00%		11/1/2021	11/1/2027	350	—	—	0.0%
			8.00	% Cash/
VPS Holdings, LLC	L+	9.00%	2.00	% PIK	10/5/2018	10/4/2024	3,447	3,410	3,325	1.3%
			8.00	% Cash/
VPS Holdings, LLC	L+	9.00%	2.00	% PIK	10/5/2018	10/4/2024	2,817	2,817	2,717	1.1%
			8.00	% Cash/
VPS Holdings, LLC (Revolver) (f)	L+	9.00%	2.00	% PIK	10/5/2018	10/4/2024	1,001	101	97	0.0%
							67,071	62,399	64,220	25.8%
Services: Consumer
Express Wash Acquisition Company, LLC	L+	6.50%	7.50%		12/28/2020	12/26/2025	3,203	3,156	3,203	1.3%
Express Wash Acquisition Company, LLC	L+	6.50%	7.50%		9/3/2021	12/26/2025	7,275	7,156	7,275	2.9%
Express Wash Acquisition Company, LLC	L+	6.50%	7.50%		9/3/2021	12/26/2025	3,500	3,500	3,500	1.4%
Express Wash Acquisition Company, LLC (Delayed Draw) (f) (g)	L+	6.50%	7.50%		9/3/2021	12/26/2025	2,500	925	925	0.4%
Express Wash Acquisition Company, LLC (Revolver) (f)	L+	6.50%	7.50%		12/28/2020	12/26/2025	750	400	400	0.2%
IDIG Parent, LLC	L+	6.00%	7.00%		12/15/2020	12/15/2026	5,517	5,423	5,530	2.2%
IDIG Parent, LLC	L+	6.00%	7.00%		12/15/2020	12/15/2026	918	918	920	0.4%
IDIG Parent, LLC (Revolver) (f)	L+	6.00%	7.00%		12/15/2020	12/15/2026	429	—	—	0.0%
Mammoth Holdings, LLC	L+	6.00%	7.00%		10/16/2018	10/16/2023	1,940	1,924	1,940	0.8%
Mammoth Holdings, LLC	L+	6.00%	7.00%		10/16/2018	10/16/2023	4,073	4,073	4,073	1.5%
Mammoth Holdings, LLC	L+	6.00%	7.00%		3/12/2021	10/16/2023	6,355	6,355	6,368	2.6%
Mammoth Holdings, LLC (Delayed Draw) (f) (g)	L+	6.00%	7.00%		6/15/2021	10/16/2023	1,646	988	989	0.4%
Mammoth Holdings, LLC (Revolver) (f)	L+	6.00%	7.00%		10/16/2018	10/16/2023	657	—	—	0.0%
							38,763	34,818	35,123	14.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition					% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Telecommunications
Calabrio, Inc.	L+	7.00%	8.00%		4/16/2021	4/16/2027	3,400	$3,322	$3,400	1.4%
Calabrio, Inc. (Revolver) (f)	L+	7.00%	8.00%		4/16/2021	4/16/2027	409	—	—	0.0%
VHT Solutions	L+	7.00%	8.00	% PIK	12/21/2021	12/21/2026	1,500	1,470	1,470	0.6%
VHT Solutions (Delayed Draw) (f) (g)	L+	7.00%	8.00	% PIK	12/21/2021	12/21/2026	120	—	—	0.0%
VHT Solutions (Revolver) (f)	L+	7.00%	8.00	% PIK	12/21/2021	12/21/2026	43	—	—	0.0%
							5,472	4,792	4,870	2.0%
Wholesale
			8.50	% Cash/
Nearly Natural, Inc. (k)	L+	11.50%	4.00	% PIK	12/15/2017	12/15/2022	6,601	6,572	6,520	2.6%
			8.50	% Cash/
Nearly Natural, Inc.	L+	11.50%	4.00	% PIK	2/16/2021	12/15/2022	3,099	3,066	3,061	1.2%
			8.50	% Cash/
Nearly Natural, Inc. (k)	L+	11.50%	4.00	% PIK	9/22/2020	12/15/2022	1,706	1,691	1,685	0.7%
			8.50	% Cash/
Nearly Natural, Inc. (k)	L+	11.50%	4.00	% PIK	8/28/2019	12/15/2022	1,859	1,859	1,836	0.7%
			8.50	% Cash/
Nearly Natural, Inc. (Revolver)	L+	11.50%	4.00	% PIK	12/15/2017	12/15/2022	2,430	2,430	2,400	1.0%
							15,695	15,618	15,502	6.2%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							398,010	347,073	351,698	141.1%

Unitranche Secured Loans (q)
Aerospace & Defense
Cassavant Holdings, LLC	L+	6.50%	7.50%		9/8/2021	9/8/2026	7,980	7,828	7,972	3.2%
							7,980	7,828	7,972	3.2%
Chemicals, Plastics & Rubber
MFG Chemical, LLC (k)	L+	8.00%	9.00%		6/23/2017	6/23/2022	5,555	5,546	5,555	2.2%
MFG Chemical, LLC	L+	8.00%	9.00%		3/15/2018	6/23/2022	543	543	543	0.2%
							6,098	6,089	6,098	2.4%
Consumer Goods: Non-Durable
Vinci Brands LLC (fka Incipio, LLC)		n/a	2.00	% PIK(m)	7/6/2018	2/6/2024	7,026	7,026	4,950	2.0%
Vinci Brands LLC (fka Incipio, LLC) (r)		n/a	2.00	% PIK(m)	3/9/2018	2/6/2024	3,065	3,065	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (s)		n/a	2.00	% PIK(m)	12/26/2014	2/6/2024	13,552	13,528	—	0.0%
Vinci Brands LLC (fka Incipio, LLC) (t)		n/a	2.00	% PIK(m)	12/26/2014	2/6/2024	1,149	1,149	—	0.0%
							24,792	24,768	4,950	2.0%
Healthcare & Pharmaceuticals
Priority Ambulance, LLC (u)	L+	6.50%	7.50%		7/18/2018	4/12/2022	10,015	10,015	10,010	4.0%
Priority Ambulance, LLC (v)	L+	6.50%	7.50%		4/12/2017	4/12/2022	1,253	1,251	1,253	0.5%
Priority Ambulance, LLC	L+	6.50%	7.50%		12/13/2018	4/12/2022	655	655	655	0.3%
Priority Ambulance, LLC	L+	6.50%	7.50%		10/22/2020	4/12/2022	990	990	989	0.4%
							12,913	12,911	12,907	5.2%
High Tech Industries
Energy Services Group, LLC	L+	8.42%	9.42%		5/4/2017	5/4/2022	3,725	3,720	3,725	1.5%
Energy Services Group, LLC (h) (w)	SN+	8.42%	9.42%		5/4/2017	5/4/2022	4,541	4,458	4,541	1.8%
Energy Services Group, LLC	L+	8.42%	9.42%		5/4/2017	5/4/2022	1,060	1,047	1,060	0.4%
WillowTree, LLC	L+	5.00%	6.00%		10/9/2018	10/9/2023	7,639	7,584	7,651	3.1%
							16,965	16,809	16,977	6.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition						% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Services: Business
Onit, Inc.	L+	7.25%	8.25%		12/20/2021	5/2/2025		1,500	$1,472	$1,472	0.6%
								1,500	1,472	1,472	0.6%
Telecommunications
VB E1, LLC (Delayed Draw) (f) (g)	L+	7.65%	8.15%		11/18/2020	11/18/2026		2,250	1,100	1,118	0.4%
								2,250	1,100	1,118	0.4%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								72,498	70,977	51,494	20.6%

Junior Secured Loans
Banking
MoneyLion, Inc. (h)		n/a	12.00%		8/27/2021	5/1/2023		1,500	1,488	1,522	0.6%
								1,500	1,488	1,522	0.6%
FIRE: Real Estate
Florida East Coast Industries, LLC (h)		n/a	16.00	% PIK	8/9/2021	6/28/2024		1,520	1,482	1,530	0.6%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (f) (g) (h)		n/a	4.00	% PIK	7/2/2021	7/2/2026		5,576	4,665	4,886	2.0%
								7,096	6,147	6,416	2.6%
Services: Consumer
			5.72	% Cash/
Education Corporation of America	L+	11.00%	5.50	% PIK(m)	9/3/2015	n/a	(p)	833	831	576	0.2%
								833	831	576	0.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								9,429	8,466	8,514	3.4%

Equity Securities (x) (y)
Automotive
Born To Run, LLC (269,438 Class A units)		—	—	(z)	4/1/2021	—		—	269	293	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (aa)		—	—	(z)	8/2/2021	—		—	111	109	0.1%
									380	402	0.2%
Banking
MV Receivables II, LLC (729 common units) (h) (aa)		—	—	(z)	7/29/2021	—		—	300	558	0.2%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (h) (aa)		—	—	(z)	7/28/2021	7/28/2031		—	363	1,007	0.4%
									663	1,565	0.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above	Interest		Acquisition					% of
Portfolio Company (a)	Index (b)	Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	(z)	8/19/2016	—	—	$5,468	$3,699	1.5%
							5,468	3,699	1.5%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (aa)	—	—	(z)	2/28/2020	—	—	119	148	0.1%
							119	148	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (aa)	n/a	10.00	% PIK	6/18/2018	—	—	501	16	0.0%
							501	16	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	(z)	8/3/2021	—	—	81	101	0.0%
							81	101	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2020	3/19/2028	—	67	286	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	(z)	10/19/2021	3/19/2028	—	—	169	0.1%
							67	455	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (h) (aa)	—	—	(z)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (h)	n/a	12.00	% PIK	11/30/2017	—	—	58	219	0.1%
PKS Holdings, LLC (5,714 preferred units) (h)	n/a	12.00	% PIK	11/30/2017	—	—	9	34	0.0%
PKS Holdings, LLC (132 preferred units) (h)	n/a	12.00	% PIK	11/30/2017	—	—	1	5	0.0%
PKS Holdings, LLC (916 preferred units) (h)	n/a	12.00	% PIK	11/30/2017	—	—	9	34	0.0%
							77	292	0.1%
FIRE: Real Estate
		8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (h) (aa)	n/a	4.00	% PIK	7/2/2021	—	—	2	2	0.0%
							2	2	0.0%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (178,891 Class A-1 units)	—	—	(z)	6/30/2021	—	—	179	179	0.1%
Dorado Acquisition, Inc. (178,891 Class A-2 units)	—	—	(z)	6/30/2021	—	—	—	9	0.0%
NationsBenefits, LLC (888,889 Series A units) (aa)	n/a	9.00	% PIK	8/20/2021	—	—	736	714	0.3%
NationsBenefits, LLC (106,667 shares of common units) (aa)	—	—	(z)	8/20/2021	—	—	153	67	0.0%
Seran BioScience, LLC (33,333 common units) (aa)	—	—	(z)	12/31/2020	—	—	334	714	0.3%
							1,402	1,683	0.7%
High Tech Industries
MarkLogic Corporation (290,239 Class A units)	—	—	(z)	10/20/2020	—	—	290	423	0.2%
Planful, Inc. (473,082 Class A units)	n/a	8.00	% PIK	12/28/2018	—	—	473	557	0.2%
Recorded Future, Inc. (80,486 Class A units) (ab)	—	—	(z)	7/3/2019	—	—	81	203	0.1%
							844	1,183	0.5%
Hotels, Gaming & Leisure
Equine Network, LLC (99 Class A units) (aa)	—	—	(z)	12/31/2020	—	—	99	102	0.0%
							99	102	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above	Interest		Acquisition					% of
Portfolio Company (a)	Index (b)	Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (h) (aj)	—	—	(z)	12/22/2016	—	—	$114	$1,041	0.4%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (h) (j)	—	—	(z)	9/18/2015	9/18/2025	—	—	2,204	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	12.00	% PIK	11/20/2020	—	—	40	40	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	(z)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	(z)	12/22/2021	—	—	81	81	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	8.00	% PIK	1/28/2020	—	—	49	106	0.0%
							284	3,472	1.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (aa)	—	—	(z)	1/4/2019	—	—	297	446	0.2%
Chess.com, LLC (2 Class A units) (aa)	—	—	(z)	12/31/2021	—	—	87	87	0.0%
							384	533	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (aa)	—	—	(z)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity) (k)	—	—	(z)	1/14/2020	1/14/2029	—	—	702	0.3%
Luxury Optical Holdings Co. (af)	n/a	n/a	(z)	9/12/2014	—	—	—	78	0.0%
							712	1,200	0.5%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	(z)	11/1/2017	—	—	395	737	0.3%
							395	737	0.3%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	12.00	% PIK(m)	9/3/2015	—	—	7,492	2,281	0.9%
Express Wash Acquisition Company, LLC (121,311 Class A units) (aa)	n/a	8.00	% PIK	12/28/2020	—	—	125	208	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (aa) (ac)	—	—	(z)	1/4/2021	—	—	248	428	0.2%
							7,865	2,917	1.2%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	(z)	12/15/2017	—	—	153	69	0.0%
Nearly Natural, Inc. (39,394 Class AA units)	—	—	(z)	8/27/2021	—	—	39	5	0.0%
							192	74	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							19,535	18,581	7.4%
Total Non-Controlled/Non-Affiliate Company Investments							$446,051	$430,287	172.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above		Interest		Acquisition						% of
Portfolio Company (a)	Index (b)		Rate		Date (c)	Maturity		Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Non-Controlled Affiliate Company Investments (ad)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (f)	L+	5.50%	6.50%		9/9/2020	6/28/2024		477	$—	$—	0.0%
								477	—	—	0.0%
FIRE Real Estate
American Community Homes, Inc.	L+	10.00%	11.50	% PIK	7/22/2014	3/31/2022		10,457	10,457	10,457	4.2%
American Community Homes, Inc.	L+	14.50%	16.00	% PIK	7/22/2014	3/31/2022		4,753	4,753	4,753	1.9%
American Community Homes, Inc.	L+	10.00%	11.50	% PIK	5/24/2017	3/31/2022		634	634	634	0.3%
American Community Homes, Inc.	L+	10.00%	11.50	% PIK	8/10/2018	3/31/2022		2,331	2,331	3,164	1.3%
American Community Homes, Inc.	L+	10.00%	11.50	% PIK	3/29/2019	3/31/2022		4,315	4,315	4,357	1.8%
American Community Homes, Inc.	L+	10.00%	11.50	% PIK	9/30/2019	3/31/2022		20	20	20	0.0%
American Community Homes, Inc.	L+	10.00%	11.50	% PIK	12/30/2019	3/31/2022		99	99	99	0.0%
HFZ Capital Group LLC (h) (ae)	L+	12.50%	14.00	% PIK	10/20/2017	n/a	(p)	13,242	13,242	15,084	6.0%
HFZ Capital Group LLC (h) (ae)	L+	12.50%	14.00	% PIK	10/20/2017	n/a	(p)	4,758	4,758	5,420	2.2%
MC Asset Management (Corporate), LLC (h)	L+	15.00%	16.00	% PIK	1/26/2021	1/26/2024		7,154	7,154	7,154	2.9%
MC Asset Management (Corporate), LLC (Delayed Draw) (f) (g) (h)	L+	15.00%	16.00	% PIK	4/26/2021	1/26/2024		1,643	850	850	0.3%
Second Avenue SFR Holdings II LLC (Revolver) (f) (h)	L+	7.00%	7.50%		8/11/2021	8/9/2024		4,875	2,104	2,104	0.8%
								54,281	50,717	54,096	21.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (k)	L+	5.50%	6.50%		2/5/2020	2/5/2025		6,392	6,308	6,392	2.6%
Ascent Midco, LLC (Revolver) (f)	L+	5.50%	6.50%		2/5/2020	2/5/2025		1,129	—	—	0.0%
								7,521	6,308	6,392	2.6%
High Tech Industries
			4.00	% Cash/
Mnine Holdings, Inc.	L+	8.00%	5.00	% PIK	11/2/2018	12/30/2022		5,193	5,165	5,771	2.3%
								5,193	5,165	5,771	2.3%
Services: Business
Curion Holdings, LLC (ag)		n/a	14.00	% PIK(m)	5/2/2017	8/31/2022		4,533	4,497	4,561	1.8%
Curion Holdings, LLC (Revolver) (f)		n/a	14.00	% PIK(m)	5/2/2017	8/31/2022		871	528	550	0.2%
								5,404	5,025	5,111	2.0%
Services: Consumer
NECB Collections, LLC (Revolver) (f)	L+	11.00%	12.00	% PIK(m)	6/25/2019	n/a	(p)	1,356	1,312	632	0.3%
								1,356	1,312	632	0.3%
Total Non-Controlled Affiliate Senior Secured Loans								74,232	68,527	72,002	28.9%

Junior Secured Loans
FIRE: Real Estate
Second Avenue SFR Holdings II LLC (h)		n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.3%
								5,850	5,850	5,850	2.3%
Services: Business
Curion Holdings, LLC (k)		n/a	15.00	% PIK(m)	8/17/2018	1/2/2023		1,720	1	—	0.0%
Curion Holdings, LLC (k)		n/a	15.00	% PIK(m)	8/17/2018	1/2/2023		44	—	—	0.0%
								1,764	1	—	0.0%
Total Non-Controlled Affiliate Company Junior Secured Loans								7,614	5,851	5,850	2.3%

Equity Securities (y) (ad)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (l) (aa)		—	—	(z)	9/9/2020	—		—	1,631	3,148	1.3%
									1,631	3,148	1.3%
FIRE: Real Estate
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)		—	—	(z)	10/9/2014	12/18/2024		—	—	264	0.1%
MC Asset Management (Corporate), LLC (15.9% of interests) (h) (aa) (ae)		—	—	(z)	6/11/2019	—		—	793	644	0.2%
Second Avenue SFR Holdings II LLC (24.4% of interests) (h)		—	—	(z)	8/6/2021	—		—	3,900	3,900	1.6%
									4,693	4,808	1.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2021

(in thousands, except for shares and units)

	Spread
	Above	Interest		Acquisition					% of
Portfolio Company (a)	Index (b)	Rate		Date (c)	Maturity	Principal	Amortized Cost	Fair Value (d)	Net Assets (e)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (aa)	n/a	8.00	% PIK	2/5/2020	—	—	$2,032	$2,554	1.0%
Familia Dental Group Holdings, LLC (1,105 Class A units) (aa) (ah)	—	—	(z)	4/8/2016	—	—	3,785	1,919	0.8%
							5,817	4,473	1.8%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	(z)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Business
Curion Holdings, LLC (58,779 shares of common stock) (k)	—	—	(z)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of units) (aa)	—	—	(z)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,599	12,429	5.0%
Total Non-Controlled Affiliate Company Investments							$87,977	$90,281	36.2%

Controlled Affiliate Company Investments (ai)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (h)	—	—		10/31/2017	—	—	$42,150	$41,125	16.5%
Total Controlled Affiliate Equity Securities							42,150	41,125	16.5%
Total Controlled Affiliate Company Investments							$42,150	$41,125	16.5%

TOTAL INVESTMENTS							$576,178	$561,693	225.2%

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

(b)

The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), Sterling Overnight Index Average (“SONIA” or “SN”) or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, SN, or SOFR and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR, Prime, SN, or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2022, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of zero and $290, respectively. For the three and nine months ended September 30, 2021, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of zero and $1,177, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,599 and $4,370 as of September 30, 2022 and December 31, 2021, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2022 totaled $1,126 and $1,871, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2021 totaled $1,611 and $3,114, respectively. Upon prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	September 30,
	2022	2021
Interest income	$12,491	$9,444
PIK interest income	1,240	2,913
Dividend income (1)	1,051	1,957
Fee income	412	288
Prepayment gain (loss)	495	372
Accretion of discounts and amortization of premiums	227	240
Total investment income	$15,916	$15,214

	Nine months ended
	September 30,
	2022	2021
Interest income	$30,602	$26,905
PIK interest income	4,458	6,326
Dividend income (2)	3,108	4,368
Fee income	1,604	1,065
Prepayment gain (loss)	758	1,270
Accretion of discounts and amortization of premiums	872	857
Total investment income	$41,402	$40,791
(1)	Includes PIK dividends of $124 and $921, respectively.
(2)	Includes PIK dividends of $350 and $1,055, respectively.

Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined through the application of the Company’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $3,484 and $14,693 at September 30, 2022 and December 31, 2021, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2022 and December 31, 2021, the Company had unamortized deferred financing costs of $3,223 and $5,794 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2022 was $522 and $1,613, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2021 was $539 and $1,677, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of September 30, 2022 and December 31, 2021, other assets on the consolidated statements of assets and liabilities included $182 and $123 of deferred offering costs, respectively, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of September 30, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars. As of December 31, 2021, the Company held investments in one portfolio company that was denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and nine months ended September 30, 2022, the Company recorded a net (benefit) expense on the consolidated statements of operations of ($55) and $64, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2021, the Company recorded a net expense on the consolidated statements of operations of $68 and $251, respectively, for U.S. federal excise tax. As of September 30, 2022 and December 31, 2021, the Company had a receivable of $29 and a payable of $183 for excise taxes, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, the Company recorded a net tax expense of $923 and $1,225, respectively, on the consolidated statements of operations for these subsidiaries. For both the three and nine months ended September 30, 2021, the Company recorded a net tax expense of $3 on the consolidated statements of operations for these subsidiaries. As of September 30, 2022 and December 31, 2021, the Company had payables of $923 and zero for corporate-level income taxes, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2022. The 2018 through 2021 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$402,969	73.9%	$415,600	72.1%
Unitranche secured loans	45,671	8.4	70,977	12.3
Junior secured loans	20,386	3.7	14,317	2.5
LLC equity interest in SLF	42,650	7.8	42,150	7.3
Equity securities	33,674	6.2	33,134	5.8
Total	$545,350	100.0%	$576,178	100.0%

	September 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$402,229	79.2%	$423,700	75.4%
Unitranche secured loans	21,043	4.1	51,494	9.2
Junior secured loans	21,426	4.2	14,364	2.6
LLC equity interest in SLF	36,544	7.2	41,125	7.3
Equity securities	26,776	5.3	31,010	5.5
Total	$508,018	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2022		December 31, 2021
Amortized Cost:
International	$11,860	2.2%	$11,860	2.0%
Midwest	153,053	28.1	145,023	25.2
Northeast	90,143	16.5	107,828	18.7
Southeast	148,194	27.2	164,100	28.5
Southwest	26,995	4.9	40,121	7.0
West	115,105	21.1	107,246	18.6
Total	$545,350	100.0%	$576,178	100.0%

	September 30, 2022		December 31, 2021
Fair Value:
International	$9,774	1.9%	$11,093	2.0%
Midwest	141,027	27.8	143,435	25.5
Northeast	94,357	18.6	112,175	20.0
Southeast	143,885	28.3	159,807	28.4
Southwest	28,728	5.6	44,380	7.9
West	90,247	17.8	90,803	16.2
Total	$508,018	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$7,791	1.4%	$7,828	1.4%
Automotive	13,159	2.4	21,162	3.7
Banking	16,895	3.1	5,416	1.0
Beverage, Food & Tobacco	15,669	2.9	21,036	3.7
Capital Equipment	18,649	3.4	12,656	2.2
Chemicals, Plastics & Rubber	3,168	0.6	9,426	1.6
Construction & Building	6,655	1.2	16,450	2.9
Consumer Goods: Durable	9,350	1.7	9,536	1.7
Consumer Goods: Non-Durable	28,281	5.2	28,232	4.9
Environmental Industries	6,174	1.1	17,103	3.0
FIRE: Finance	20,948	3.8	16,264	2.8
FIRE: Real Estate	80,776	14.8	72,826	12.6
Healthcare & Pharmaceuticals	48,466	8.9	52,743	9.2
High Tech Industries	51,203	9.4	52,710	9.1
Hotels, Gaming & Leisure	2,579	0.5	2,662	0.5
Investment Funds & Vehicles	42,650	7.8	42,150	7.3
Media: Advertising, Printing & Publishing	17,785	3.3	13,421	2.3
Media: Broadcasting & Subscription	2,656	0.5	2,472	0.4
Media: Diversified & Production	29,460	5.4	23,853	4.1
Retail	9,985	1.8	10,954	1.9
Services: Business	50,604	9.3	69,292	12.0
Services: Consumer	39,035	7.2	46,284	8.0
Telecommunications	7,392	1.4	5,892	1.0
Wholesale	16,020	2.9	15,810	2.7
Total	$545,350	100.0%	$576,178	100.0%

	September 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,837	1.6%	$7,972	1.4%
Automotive	13,262	2.6	21,556	3.8
Banking	19,083	3.8	6,712	1.2
Beverage, Food & Tobacco	12,872	2.5	19,133	3.4
Capital Equipment	18,871	3.7	12,839	2.3
Chemicals, Plastics & Rubber	4,387	0.9	10,163	1.8
Construction & Building	6,714	1.3	16,636	3.0
Consumer Goods: Durable	9,382	1.8	9,734	1.7
Consumer Goods: Non-Durable	3,502	0.7	8,460	1.5
Environmental Industries	6,769	1.3	17,693	3.2
FIRE: Finance	19,212	3.8	15,681	2.8
FIRE: Real Estate	80,480	15.9	76,698	13.6
Healthcare & Pharmaceuticals	47,732	9.4	53,179	9.5
High Tech Industries	52,211	10.3	54,085	9.6
Hotels, Gaming & Leisure	2,550	0.5	2,706	0.5
Investment Funds & Vehicles	36,544	7.2	41,125	7.3
Media: Advertising, Printing & Publishing	20,294	4.0	16,794	3.0
Media: Broadcasting & Subscription	2,642	0.5	2,477	0.5
Media: Diversified & Production	29,598	5.8	24,220	4.3
Retail	10,202	2.0	11,478	2.0
Services: Business	51,484	10.1	71,540	12.7
Services: Consumer	30,465	6.0	39,248	7.0
Telecommunications	7,497	1.5	5,988	1.1
Wholesale	14,428	2.8	15,576	2.8
Total	$508,018	100.0%	$561,693	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both September 30, 2022 and December 31, 2021, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2022 and December 31, 2021, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 and $84,300 was funded, respectively.

As of both September 30, 2022 and December 31, 2021, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of September 30, 2022 and December 31, 2021, $42,650 and $42,150 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the three and nine months ended September 30, 2022, the Company received $900 and $2,700 of dividend income from its LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2021, the Company received $1,025 and $3,300 of dividend income from its LLC equity interest in SLF, respectively.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2022, SLF incurred $65 and $175 of allocable expenses, respectively. For the three and nine months ended September 30, 2021, SLF incurred $51 and $159 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of September 30, 2022 and December 31, 2021, SLF had total assets at fair value of $201,608 and $194,623, respectively. As of September 30, 2022, SLF had two portfolio company investments on non-accrual status with a fair value of $2,545. As of December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1,072. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2022 and December 31, 2021, SLF had $5,269 and $2,061, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior secured loans (1)	207,366	193,062
Weighted average current interest rate on senior secured loans (2)	8.3%	5.9%
Number of portfolio company investments in SLF	62	57
Largest portfolio company investment (1)	6,668	6,720
Total of five largest portfolio company investments (1)	27,037	27,074
(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2022

	Spread Above		Interest
Portfolio Company (a)	Index (b)		Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+	5.25%	11.50%		11/5/2025	2,744	$2,578
Bromford Industries Limited (c)	P+	5.25%	11.50%		11/5/2025	1,829	1,719
Trident Maritime Systems, Inc.	L+	5.00%	8.67%		2/26/2027	2,453	2,439
Trident Maritime Systems, Inc.	L+	5.00%	8.67%		2/26/2027	746	742
Trident Maritime Systems, Inc. (Revolver) (d)	L+	5.00%	8.05%		2/26/2027	319	122
						8,091	7,600
Automotive
Accelerate Auto Works Intermediate, LLC	L+	4.75%	7.82%		12/1/2027	1,395	1,395
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+	4.75%	7.82%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+	4.75%	7.82%		12/1/2027	132	—
Truck-Lite Co., LLC	SF+	6.25%	8.93%		12/14/2026	1,696	1,697
Truck-Lite Co., LLC	SF+	6.25%	8.93%		12/14/2026	251	252
Truck-Lite Co., LLC	SF+	6.25%	8.93%		12/14/2026	43	43
Wheel Pros, Inc.	L+	4.50%	7.55%		5/11/2028	1,937	1,433
						5,842	4,820
Beverage, Food & Tobacco
CBC Restaurant Corp.		n/a	5.00	% PIK(e)	12/30/2022	1,066	828
SW Ingredients Holdings, LLC	L+	4.75%	7.56%		7/3/2025	3,591	3,587
						4,657	4,415
Capital Equipment
Analogic Corporation	L+	5.25%	8.06%		6/24/2024	4,715	4,494
DS Parent, Inc.	L+	5.75%	9.92%		12/8/2028	2,888	2,781
MacQueen Equipment, LLC	L+	5.25%	8.92%		1/7/2028	2,101	2,101
MacQueen Equipment, LLC (Delayed Draw) (d)	L+	5.25%	8.92%		1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L+	5.25%	8.92%		1/7/2028	296	89
						10,592	9,534
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L+	7.00%	10.12%		1/3/2023	1,149	1,144
TJC Spartech Acquisition Corp.	L+	4.75%	7.10%		5/5/2028	4,264	4,126
						5,413	5,270
Construction & Building
The Cook & Boardman Group LLC	SF+	5.75%	8.48%		10/20/2025	2,887	2,710
						2,887	2,710
Consumer Goods: Durable
International Textile Group, Inc.	L+	5.00%	7.28%		5/1/2024	1,676	1,307
Runner Buyer INC.	L+	5.50%	8.57%		10/23/2028	2,985	2,040
						4,661	3,347
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+	5.00%	8.07%		9/26/2025	2,399	1,955
						2,399	1,955
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+	4.50%	7.57%		2/26/2027	4,236	3,816
Polychem Acquisition, LLC	L+	5.00%	8.12%		3/17/2025	2,895	2,895
			7.88	% Cash/
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	SF+	6.75%	2.00	% PIK(e)	4/3/2024	4,820	1,717
PVHC Holding Corp	L+	4.75%	8.42%		8/5/2024	3,192	3,080
						15,143	11,508
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+	4.25%	7.37%		7/30/2025	4,481	4,335
Offen, Inc.	L+	5.00%	7.88%		6/22/2026	2,249	2,249
Offen, Inc.	L+	5.00%	7.88%		6/22/2026	869	869
						7,599	7,453
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+	5.25%	8.92%		12/13/2024	2,913	2,892
Harbour Benefit Holdings, Inc.	L+	5.25%	8.37%		12/13/2024	64	64
Minotaur Acquisition, Inc.	SF+	5.00%	8.13%		3/27/2026	4,869	4,639
						7,846	7,595
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF+	5.75%	8.90%		1/30/2026	4,812	4,500
						4,812	4,500

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

	Spread Above		Interest
Portfolio Company (a)	Index (b)		Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF+	4.00%	7.13%		11/23/2027	1,975	$1,921
HAH Group Holding Company LLC	SF+	5.00%	8.71%		10/29/2027	2,985	2,851
LSCS Holdings, Inc.	L+	4.50%	8.17%		12/15/2028	1,832	1,764
Natus Medical Incorporated	SF+	5.50%	8.68%		7/20/2029	5,000	4,675
Paragon Healthcare, Inc.	SF+	5.75%	8.49%		1/19/2028	2,254	2,240
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF+	5.75%	8.49%		1/19/2028	245	—
Paragon Healthcare, Inc. (Revolver) (d)	SF+	5.75%	8.49%		1/19/2028	490	—
Radiology Partners, Inc.	L+	4.25%	7.33%		7/9/2025	4,760	4,032
TEAM Public Choices, LLC	L+	5.00%	7.81%		12/17/2027	2,962	2,859
						22,503	20,342
High Tech Industries
Corel Inc. (c)	L+	5.00%	8.07%		7/2/2026	3,650	3,394
Lightbox Intermediate, L.P.	L+	5.00%	8.67%		5/11/2026	4,838	4,668
LW Buyer, LLC	L+	5.00%	8.67%		12/30/2024	4,838	4,765
TGG TS Acquisition Company	L+	6.50%	10.17%		12/12/2025	3,190	3,111
						16,516	15,938
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF+	5.25%	8.08%		4/27/2029	4,375	4,112
Excel Fitness Holdings, Inc. (Revolver) (d)	SF+	5.25%	8.03%		4/28/2028	625	42
North Haven Spartan US Holdco, LLC	L+	5.00%	8.17%		6/6/2025	2,280	2,143
Tait LLC	L+	5.00%	7.28%		3/28/2025	4,093	3,817
Tait LLC (Revolver) (d)	P+	4.00%	10.25%		3/28/2025	769	185
						12,142	10,299
Media: Advertising, Printing & Publishing
Cadent, LLC	L+	6.50%	10.17%		9/11/2025	4,237	4,227
Cadent, LLC (Revolver) (d)	L+	6.50%	10.17%		9/11/2025	167	—
						4,404	4,227
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+	5.50%	8.84%		12/20/2024	6,667	6,054
STATS Intermediate Holdings, LLC	L+	5.25%	8.19%		7/10/2026	4,863	4,599
TA TT Buyer, LLC	SF+	5.00%	8.98%		3/30/2029	3,333	3,211
						14,863	13,864
Services: Business
AQ Carver Buyer, Inc.	L+	5.00%	8.67%		9/23/2025	4,850	4,704
CHA Holdings, Inc	L+	4.50%	8.17%		4/10/2025	1,965	1,886
CHA Holdings, Inc	L+	4.50%	8.17%		4/10/2025	414	398
Eliassen Group, LLC	SF+	5.75%	9.30%		4/14/2028	3,259	3,221
Eliassen Group, LLC (Delayed Draw) (d)	SF+	5.75%	9.13%		4/14/2028	741	110
Engage2Excel, Inc.	L+	7.25%	10.92%		3/7/2023	4,293	4,255
Engage2Excel, Inc.	L+	7.25%	10.92%		3/7/2023	775	768
Engage2Excel, Inc. (Revolver) (d)	P+	6.25%	12.50%		3/7/2023	554	452
Orbit Purchaser LLC	L+	4.50%	8.17%		10/21/2024	2,413	2,195
Orbit Purchaser LLC	L+	4.50%	8.17%		10/21/2024	1,863	1,695
Orbit Purchaser LLC	L+	4.50%	8.17%		10/21/2024	545	496
			8.30	%Cash/
Output Services Group, Inc.	SF+	6.75%	1.50	% PIK	6/29/2026	4,801	3,409
Secretariat Advisors LLC	L+	4.75%	8.42%		12/29/2028	1,697	1,638
Secretariat Advisors LLC (Delayed Draw) (d)	L+	4.75%	8.42%		12/29/2028	270	—
SIRVA Worldwide Inc.	L+	5.50%	9.17%		8/4/2025	1,813	1,645
Teneo Holdings LLC	SF+	5.25%	8.38%		7/11/2025	4,850	4,597
The Kleinfelder Group, Inc.	L+	5.25%	8.92%		11/29/2024	2,368	2,368
						37,471	33,837
Services: Consumer
360Holdco, Inc.	SF+	4.75%	7.88%		8/2/2025	2,151	2,140
360Holdco, Inc. (Delayed Draw) (d)	SF+	4.75%	7.88%		8/2/2025	827	66
Laseraway Intermediate Holdings II, LLC	L+	5.75%	8.23%		10/14/2027	2,206	2,170
McKissock Investment Holdings, LLC	SF+	5.00%	8.73%		3/9/2029	2,494	2,419
						7,678	6,795
Telecommunications
Intermedia Holdings, Inc.	L+	6.00%	9.12%		7/21/2025	1,765	1,548
Mavenir Systems, Inc.	L+	4.75%	7.71%		8/18/2028	1,658	1,434
Sandvine Corporation	L+	4.50%	8.17%		10/31/2025	2,000	1,950
						5,423	4,932
Transportation: Cargo
Keystone Purchaser, LLC	L+	5.25%	9.42%		5/7/2027	4,980	4,974
						4,980	4,974
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+	4.25%	7.37%		10/1/2025	1,682	1,623
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+	5.25%	8.37%		10/1/2025	246	239
						1,928	1,862
Wholesale
HALO Buyer, Inc.	L+	4.50%	7.62%		6/30/2025	4,786	4,344
						4,786	4,344
TOTAL INVESTMENTS							$192,121

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at September 30, 2022. Certain investments may be subject to an interest rate floor or cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2022, meaning that the Company has ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

	Spread Above
Portfolio Company (a)	Index (b)		Interest Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+	4.25%	7.50%		11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+	4.25%	7.50%		11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+	5.50%	6.50%		2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+	5.50%	6.50%		2/26/2027	265	—
						7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+	4.75%	5.75%		12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+	4.75%	5.75%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+	4.75%	5.75%		12/1/2027	132	—
Truck-Lite Co., LLC	L+	6.25%	7.25%		12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+	6.25%	7.25%		12/14/2026	253	255
Wheel Pros, Inc.	L+	4.50%	5.25%		5/11/2028	1,952	1,951
						5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.		n/a	5.00	% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+	4.75%	5.75%		7/3/2025	3,619	3,619
						4,735	4,691
Capital Equipment
Analogic Corporation	L+	5.25%	6.25%		6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+	5.75%	6.50%		12/8/2028	3,000	2,970
						7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+	7.00%	8.00%		1/3/2023	1,178	1,169
						1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+	5.75%	6.75%		10/20/2025	2,910	2,838
						2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+	5.00%	5.13%		5/1/2024	1,711	1,590
Runner Buyer INC. (e)	L+	5.50%	6.25%		10/23/2028	3,000	2,970
						4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+	5.00%	5.18%		9/26/2025	2,418	2,284
						2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+	4.50%	5.50%		2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+	5.00%	5.50%		3/17/2025	2,918	2,917
			5.75	% Cash/
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+	6.75%	2.00	% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+	4.75%	5.75%		8/5/2024	3,217	2,976
						15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+	4.25%	4.35%		7/30/2025	4,516	4,471
Offen, Inc.	L+	5.00%	5.10%		6/22/2026	2,388	2,387
Offen, Inc.	L+	5.00%	5.10%		6/22/2026	876	876
						7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+	5.25%	6.25%		12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+	5.25%	6.25%		12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+	4.75%	4.85%		3/27/2026	4,912	4,894
						7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+	5.75%	5.97%		1/30/2026	4,850	4,824
						4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+	4.00%	4.51%		11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+	4.50%	5.00%		12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+	4.25%	4.35%		7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+	5.00%	6.00%		12/17/2027	2,992	2,985
						11,593	11,531

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

	Spread Above
Portfolio Company (a)	Index (b)		Interest Rate (b)		Maturity	Principal	Fair Value
High Tech Industries
Corel Inc. (c)	L+	5.00%	5.18%		7/2/2026	3,800	$3,797
Lightbox Intermediate, L.P.	L+	5.00%	5.13%		5/11/2026	4,875	4,814
LW Buyer, LLC	L+	5.00%	5.14%		12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+	6.50%	6.60%		12/12/2025	3,435	3,446
						16,985	16,920
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+	5.25%	6.25%		10/7/2025	4,165	4,155
North Haven Spartan US Holdco, LLC	L+	5.00%	6.00%		6/6/2025	2,297	2,037
Tait LLC	L+	5.00%	5.14%		3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+	4.00%	7.25%		3/28/2025	769	728
						11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+	5.00%	6.00%		9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+	5.00%	6.00%		9/11/2023	167	—
						4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+	5.50%	6.50%		12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+	5.25%	5.41%		7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+	6.00%	7.00%		5/29/2025	3,866	3,871
						15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+	5.00%	6.00%		9/23/2025	4,888	4,900
CHA Holdings, Inc	L+	4.50%	5.50%		4/10/2025	1,980	1,901
CHA Holdings, Inc	L+	4.50%	5.50%		4/10/2025	418	401
Eliassen Group LLC	L+	4.25%	4.35%		11/5/2024	3,956	3,956
			7.00	% Cash/
Engage2Excel, Inc.	L+	8.00%	2.00	% PIK	3/7/2023	4,326	4,329
			7.00	% Cash/
Engage2Excel, Inc.	L+	8.00%	2.00	% PIK	3/7/2023	781	781
			7.00	% Cash/
Engage2Excel, Inc. (Revolver) (d)	L+	8.00%	2.00	% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	549	548
Output Services Group, Inc.	L+	4.50%	5.50%		3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+	4.75%	5.50%		12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+	4.75%	5.50%		12/29/2028	270	—
SIRVA Worldwide Inc.	L+	5.50%	5.60%		8/4/2025	1,850	1,683
Teneo Holdings LLC	L+	5.25%	6.25%		7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+	5.25%	6.25%		11/29/2024	2,387	2,387
						37,681	36,471
Services: Consumer
360Holdco, Inc.	L+	4.75%	5.75%		8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+	4.75%	5.75%		8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+	5.75%	6.50%		10/14/2027	2,222	2,214
						5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+	6.00%	7.00%		7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+	4.75%	5.25%		8/18/2028	1,667	1,669
Sandvine Corporation	L+	4.50%	4.60%		10/31/2025	2,000	1,999
						5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+	6.25%	7.25%		5/7/2027	3,000	2,947
						3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+	4.25%	5.25%		10/1/2025	1,695	1,644
NGS US Finco, LLC	L+	5.25%	6.25%		10/1/2025	248	244
						1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+	5.25%	6.25%		12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+	4.50%	5.50%		6/30/2025	4,824	4,547
						9,310	9,016

TOTAL INVESTMENTS							$189,109

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments may be subject to an interest rate floor or cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value	$192,121	$189,109
Cash	1,289	40
Restricted cash	6,828	4,862
Interest receivable	1,327	600
Other assets	43	12
Total assets	$201,608	$194,623
Liabilities
Revolving credit facility	$129,265	$94,765
Less: Unamortized deferred financing costs	(1,720)	(2,319)
Total debt, less unamortized deferred financing costs	127,545	92,446
Payable for open trades	—	19,367
Interest payable	586	242
Accounts payable and accrued expenses	388	318
Total liabilities	128,519	112,373
Members’ capital	73,089	82,250
Total liabilities and members’ capital	$201,608	$194,623

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Investment income:
Interest income	$4,075	$3,250	$10,593	$9,913
Total investment income	4,075	3,250	10,593	9,913
Expenses:
Interest and other debt financing expenses	1,669	972	3,866	2,975
Professional fees	203	158	580	490
Total expenses	1,872	1,130	4,446	3,465
Net investment income (loss)	2,203	2,120	6,147	6,448
Net gain (loss):
Net change in unrealized gain (loss)	(2,416)	(177)	(10,909)	4,247
Net gain (loss)	(2,416)	(177)	(10,909)	4,247
Net increase (decrease) in members’ capital	$(213)	$1,943	$(4,762)	$10,695

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

For periods prior to September 30, 2022, the Board determined the fair value of the Company’s investments. Pursuant to the new SEC Rule 2a-5 of the 1940 Act, on September 30, 2022 the Board designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of Valuation Designee responsible for the credit monitoring of the portfolio investment;
●	the Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
●	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
●	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and

●	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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

As of September 30, 2022, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$402,229	$402,229
Unitranche secured loans	—	—	21,043	21,043
Junior secured loans	—	—	21,426	21,426
Equity securities	381	—	26,395	26,776
Investments measured at NAV (1) (2)	—	—	—	36,544
Total investments	$381	$—	$471,093	$508,018
Foreign currency forward contracts asset (liability)	$—	$2,284	$—	$2,284

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$423,700	$423,700
Unitranche secured loans	—	—	51,494	51,494
Junior secured loans	—	—	14,364	14,364
Equity securities	1,041	—	29,969	31,010
Investments measured at NAV (1) (2)	—	—	—	41,125
Total investments	$1,041	$—	$519,527	$561,693
Foreign currency forward contracts asset (liability)	$—	$781	$—	$781
(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.24% to 17.65% at September 30, 2022 and 6.00% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at September 30, 2022 range between November 2022 and October 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of June 30, 2022	$415,244	$34,114	$19,745	$28,837	$497,940
Net realized gain (loss) on investments	(1,672)	—	(1)	6	(1,667)
Net change in unrealized gain (loss) on investments	(3,788)	10	1,314	(2,604)	(5,068)
Purchases of investments and other adjustments to cost (1)	52,370	15	368	162	52,915
Proceeds from principal payments and sales of investments (2)	(59,925)	(13,096)	—	(6)	(73,027)
Balance as of September 30, 2022	$402,229	$21,043	$21,426	$26,395	$471,093

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
Net realized gain (loss) on investments	(1,693)	(94)	(1)	38	(1,750)
Net change in unrealized gain (loss) on investments	(8,838)	(5,146)	992	(4,114)	(17,106)
Purchases of investments and other adjustments to cost (1)	88,950	3,253	6,071	831	99,105
Proceeds from principal payments and sales of investments (2)	(99,890)	(28,464)	—	(329)	(128,683)
Balance as of September 30, 2022	$402,229	$21,043	$21,426	$26,395	$471,093
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2022, attributable to Level 3 investments still held at September 30, 2022, was ($6,132) and ($16,041), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2021, attributable to Level 3 investments still held at September 30, 2021, was $973 and $8,791, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2022 and 2021.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2022 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$261,758		Discounted cash flow	EBITDA multiples	8.9	x	4.0	x	20.5	x
				Market yields	12.6%		8.0%		21.5%
Senior secured loans	111,354		Discounted cash flow	Revenue multiples	4.6	x	0.2	x	12.3	x
				Market yields	11.9%		9.5%		19.1%
Senior secured loans	19,676		Enterprise value	Book value multiples	1.2	x	1.2	x	1.2	x
Senior secured loans	6,241		Enterprise value	Revenue multiples	2.8	x	2.8	x	2.8	x
Senior secured loans	2,073		Liquidation	Probability weighting of alternative outcomes	78.4%		32.5%		100.0%
Unitranche secured loans	17,473		Discounted cash flow	EBITDA multiples	10.0	x	8.8	x	11.3	x
				Market yields	11.1%		10.8%		12.3%
Unitranche secured loans	3,570		Discounted cash flow	Revenue multiples	8.9	x	5.7	x	12.5	x
				Market yields	11.9%		11.7%		12.0%
Junior secured loans	19,495		Discounted cash flow	Market yields	17.2%		11.6%		27.5%
Junior secured loans	1,931		Liquidation	Probability weighting of alternative outcomes	231.7%		231.7%		231.7%
Equity securities	13,713		Enterprise value	EBITDA multiples	8.5	x	4.0	x	15.8	x
Equity securities	7,728		Enterprise value	Revenue multiples	2.7	x	0.2	x	12.3	x
Equity securities	2,483		Option pricing model	Volatility	65.3%		48.0%		70.0%
Equity securities	411		Discounted cash flow	EBITDA multiples	7.0	x	7.0	x	7.0	x
Total Level 3 Assets	$467,906	(1)
(1)	Excludes loans of $3,187 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2022 and December 31, 2021, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of September 30, 2022, the estimated fair value of the Company’s 2026 Notes was $116,739. As of December 31, 2021, the Company believed that the carrying value of the 2026 Notes approximated fair value. SBA debentures were carried at cost and with their longer maturity dates, fair value was estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of December 31, 2021, the Company believed that the carrying value of the SBA debentures approximated fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2022 and 2021 were as follows:

				Sales and	PIK			Net
	Fair value at	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	December 31, 2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	September 30, 2022
Non-controlled affiliate company investment:
American Community Homes, Inc.	$10,457	$—	$—	$—	$466	$—	$—	$(1,889)	$9,034
American Community Homes, Inc.	4,753	—	—	—	384	—	—	(888)	4,249
American Community Homes, Inc.	634	—	—	—	28	—	—	(114)	548
American Community Homes, Inc.	3,164	—	—	—	104	—	—	(1,254)	2,014
American Community Homes, Inc.	4,357	—	—	—	192	—	—	(821)	3,728
American Community Homes, Inc.	20	—	—	—	1	—	—	(3)	18
American Community Homes, Inc.	99	—	—	—	4	—	—	(18)	85
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	1,179	—	—	(5,251)	19,676

Ascent Midco, LLC	6,392	—	—	(130)	—	19	—	(121)	6,160
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(1,136)	1,418
	8,946	—	—	(130)	—	19	—	(1,257)	7,578

Curion Holdings, LLC (1)	4,561	—	—	(4,497)	—	—	—	82	146
Curion Holdings, LLC (Revolver) (1)	550	—	92	(620)	—	—	—	(22)	—
Curion Holdings, LLC (Junior secured loan) (1)	—	—	—	—	—	—	(1)	1	—
Curion Holdings, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	5,111	—	92	(5,117)	—	—	(1)	61	146

Familia Dental Group Holdings, LLC (1,158 Class A units)	1,919	—	183	—	—	—	—	406	2,508
	1,919	—	183	—	—	—	—	406	2,508

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	804	15,888
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	288	5,708
MC Asset Management (Corporate), LLC	7,154	—	—	—	903	—	—	—	8,057
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	107	—	—	—	957
MC Asset Management (Corporate), LLC (15.9% interests)	644	—	—	—	—	—	—	107	751
	29,152	—	—	—	1,010	—	—	1,199	31,361

Mnine Holdings, Inc.	5,771	—	—	—	230	12	—	(12)	6,001
Mnine Holdings, Inc. (Revolver)	—	—	240	—	—	—	—	—	240
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	240	—	230	12	—	(12)	6,241

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(206)	426
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(206)	426

Second Avenue SFR Holdings II LLC (Revolver) (2)	2,104	—	2,681	—	—	—	—	(18)	4,767
	2,104	—	2,681	—	—	—	—	(18)	4,767

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo LLC (Revolver)	—	—	80	—	—	—	—	—	80
TJ Management HoldCo LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	(407)	2,741
	3,148	—	80	—	—	—	—	(407)	2,821
Total non-controlled affiliate company investments	$90,281	$—	$3,276	$(5,247)	$2,419	$31	$(1)	$(5,485)	$85,274

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$500	$—	$—	$—	$—	$(5,081)	$36,544
	41,125	—	500	—	—	—	—	(5,081)	36,544
Total Controlled affiliate company investments	$41,125	$—	$500	$—	$—	$—	$—	$(5,081)	$36,544
(1)

During the three months ended September 30, 2022, Curion Holdings, LLC (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at September 30, 2022 represents the remaining expected escrow proceeds associated with the sale. The Company continues to hold an equity investment in Curion that is valued at zero at September 30, 2022.

(2)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	Fair value at			Sales and	PIK		Net	Net	Fair value at
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	September
Portfolio Company	2020	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	30, 2021
Non-controlled affiliate company investment:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$848	$—	$—	$—	$10,159
American Community Homes, Inc.	6,239	—	—	(2,229)	556	—	—	—	4,566
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	-
American Community Homes, Inc.	570	—	—	(5)	51	—	—	—	616
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	-
American Community Homes, Inc.	2,915	—	—	(20)	189	—	—	14	3,098
American Community Homes, Inc.	3,879	—	—	(37)	350	—	—	42	4,234
American Community Homes, Inc.	18	—	—	—	2	—	—	—	20
American Community Homes, Inc.	89	—	—	(1)	8	—	—	—	96
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	-
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	350	350
	24,271	—	—	(3,561)	2,023	—	—	406	23,139

Ascent Midco, LLC	6,997	—	—	(513)	—	19	—	(30)	6,473
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	-
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	-
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	95	3,111
	10,013	—	—	(513)	—	19	—	65	9,584

Curion Holdings, LLC	3,159	—	—	—	—	—	—	731	3,890
Curion Holdings, LLC (Revolver)	820	—	—	—	—	—	—	10	830
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	—	—	—	—	—	741	4,720

Familia Dental Group Holdings, LLC (1,052 Class A units)	3,118	—	—	—	—	—	—	(677)	2,441
	3,118	—	—	—	—	—	—	(677)	2,441

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,708	14,814
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	613	5,322
MC Asset Management (Corporate), LLC	—	—	6,423	—	450	—	—	—	6,873
MC Asset Management (Corporate), LLC (Delayed Draw)	—	—	793	—	23	—	—	—	816
MC Asset Management (Corporate), LLC (15.9% interests)	785	—	—	—	-	—	—	(65)	720
MC Asset Management (Industrial), LLC	11,579	—	—	(11,365)	1,170	1	—	(884)	501
	30,179	—	7,216	(11,365)	1,643	1	—	1,372	29,046

Incipio, LLC (1)	1,764	—	—	—	-	—	—	(1,764)	—
Incipio, LLC (1)	4,227	(1,562)	—	—	48	—	—	(2,713)	—
Incipio, LLC (1)	1,805	(1,732)	—	—	15	—	—	(88)	—
Incipio, LLC (1)	761	(730)	—	—	6	—	—	(37)	—
Incipio, LLC (1)	1,519	(1,458)	—	—	13	—	—	(74)	—
Incipio, LLC (1)	1,488	(1,527)	108	—	9	—	—	(78)	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units) (1)	—	—	—	—	—	—	—	—	—
	11,564	(7,009)	108	—	91	—	—	(4,754)	—

Luxury Optical Holdings Co.	1,430	—	—	—	134	—	—	38	1,602
Luxury Optical Holdings Co. (Delayed Draw)	624	—	1,729	(93)	—	—	—	93	2,353
Luxury Optical Holdings Co. (Revolver)	66	—	—	—	6	—	—	2	74
Luxury Optical Holdings Co. (91 preferred units)	2,476	—	—	—	694	—	—	434	3,604
Luxury Optical Holdings Co. (86 shares of common stock)	—	—	—	—	—	—	—	-	-
	4,596	—	1,729	(93)	834	—	—	567	7,633

Mnine Holdings, Inc.	12,356	—	—	(191)	449	27	—	(46)	12,595
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	-
	12,356	—	—	(191)	449	27	—	(46)	12,595

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(147)	687
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	-
	834	—	—	—	—	—	—	(147)	687

SHI Holdings, Inc.	188	—	—	—	—	—	—	(57)	131
SHI Holdings, Inc. (Revolver)	297	—	—	—	—	—	—	(89)	208
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	—	—	-
	485	—	—	—	—	—	—	(146)	339

Second Avenue SFR Holdings II LLC (Revolver)	—	—	642	—	—	—	—	—	642
Second Avenue SFR Holdings II LLC (Delayed Draw)	—	—	1,101	—	—	—	—	—	1,101
Second Avenue SFR Holdings II LLC (24.4 % of interests)	—	—	734	—	—	—	—	—	734
	—	—	2,477	—	—	—	—	—	2,477

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	(755)	—	—	—	517	3,085
	3,323	—	—	(755)	—	—	—	517	3,085
Total non-controlled affiliate company investments	$109,715	$(7,009)	$16,932	$(26,556)	$5,040	$47	$(250)	$(2,173)	$95,746

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$2,047	$41,331
	39,284	—	—	—	—	—	—	2,047	41,331
Total controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$2,047	$41,331

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

	For the nine months ended September 30,
	2022			2021
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$878	$—	$—	$846	$—	$—
American Community Homes, Inc.	575	—	—	553	—	—
American Community Homes, Inc.	n/a	n/a	n/a	13	—	—
American Community Homes, Inc.	53	—	—	51	—	—
American Community Homes, Inc.	n/a	n/a	n/a	5	—	—
American Community Homes, Inc.	196	—	—	188	—	—
American Community Homes, Inc.	362	—	—	349	—	—
American Community Homes, Inc.	2	—	—	27	—	—
American Community Homes, Inc.	8	—	—	9	—	—
American Community Homes, Inc. (Revolver)	19	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,093	—	—	2,041	—	—

Ascent Midco, LLC	359	—	—	359	—	—
Ascent Midco, LLC (Delayed Draw)	n/a	n/a	n/a	9	—	—
Ascent Midco, LLC (Revolver)	3	—	—	3	—	—
Ascent Midco, LLC (Class A units)	—	141	—	—	130	—
	362	141	—	371	130	—

Curion Holdings, LLC	1,766	—	—	—	—	—
Curion Holdings, LLC (Revolver)	294	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—
Curion Holdings, LLC (Common stock)	—	—	—	—	—	—
	2,060	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,430	—	—	1,406	—	—
HFZ Capital Group, LLC	514	—	—	505	—	—
MC Asset Management (Corporate), LLC	940	—	—	731	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	111	—	—	56	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
MC Asset Management (Industrial), LLC	n/a	n/a	n/a	2,113	—	—
	2,995	—	—	4,811	—	—

Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC (Delayed Draw)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Luxury Optical Holdings Co.	n/a	n/a	n/a	135	—	—
Luxury Optical Holdings Co. (Delayed Draw)	n/a	n/a	n/a	74	—	—
Luxury Optical Holdings Co. (Revolver)	n/a	n/a	n/a	6	—	—
Luxury Optical Holdings Co. (Preferred units)	n/a	n/a	n/a	694	654	—
Luxury Optical Holdings Co. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	909	654	—

Mnine Holdings, Inc.	567	—	—	1,019	—	—
Mnine Holdings, Inc. (Revolver)	2	—	—	n/a	n/a	n/a
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	569	—	—	1,019	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Delayed Draw)	n/a	n/a	n/a	8	—	—
Second Avenue SFR Holdings II LLC (Revolver)	182	—	—	5	—	—
	182	—	—	13	—	—

SFR Holdco, LLC (Junior secured loan)	351	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	351	—	—	—	—	—

SHI Holdings, Inc.	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Revolver)	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Summit Container Corporation	n/a	n/a	n/a	57	—	—
Summit Container Corporation (Revolver)	n/a	n/a	n/a	35	—	—
Summit Container Corporation (Warrant)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	92	—	—

TJ Management HoldCo, LLC (Revolver)	9	—	—	9	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	9	—	—	9	—	—

Total non-controlled affiliate company investments	$8,621	$141	$—	$9,265	$784	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$2,700	$—	$—	$3,300	$—
	—	2,700	—	—	3,300	—
Total controlled affiliate company investments	$—	$2,700	$—	$—	$3,300	$—

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

Base management fees for the three and nine months ended September 30, 2022 were $2,222 and $6,834, respectively. Base management fees for the three and nine months ended September 30, 2021 were $2,399 and $7,060, respectively. MC Advisors elected to voluntarily waive zero and $55 of such base management fees for the three and nine months ended September 30, 2022, respectively. MC Advisors did not voluntarily waive any of such base management fees for the three and nine months ended September 30, 2021.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Part one incentive fees (1)	$1,565	$1,578	$2,747	$2,828
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	—	—	—	—
Incentive fees, excluding the impact of the incentive fee waiver	1,565	1,578	2,747	2,828
Incentive fee waiver (3)	—	—	(525)	(1,057)
Total incentive fees, net of incentive fee waiver	$1,565	$1,578	$2,222	$1,771
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).

(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2022, the Company incurred $703 and $2,370, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $275 and $908, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2021, the Company incurred $895 and $2,583, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $327 and $1,020, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2022 and December 31, 2021, $275 and $337, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2022 and December 31, 2021, the Company had accounts payable to members of the Board of $35 and zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA prior to its dissolution from the asset coverage test under the 1940 Act. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 175% and 189%, respectively.

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

As of September 30, 2022, the Company had U.S. dollar borrowings of $171,200. As of December 31, 2021, the Company had U.S. dollar borrowings of $146,400 and non-U.S. dollar borrowings denominated in Great Britain pounds of £3,433 ($4,645 in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero and $157 for the three and nine months ended September 30, 2022, and $939 and $680 for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for the nine months ended September 30, 2022. During both the three and nine months ended September 30, 2021, the Company repaid borrowings denominated in Great Britain pounds of £12,667. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($866) for both the three and nine months ended September 30, 2021.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of LIBOR (one-month, three-month or six-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 3.1%, respectively.

2026 Notes: As of both September 30, 2022 and December 31, 2021, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

As of September 30, 2022 and December 31, 2021, MRCC SBIC had zero and $57,624, respectively, in leverageable capital and the following SBA debentures outstanding:

Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended
	September 30,
	2022	2021
Interest expense - revolving credit facility	$2,186	$1,209
Interest expense - 2023 Notes	—	—
Interest expense - 2026 Notes	1,555	1,544
Interest expense - SBA debentures	—	632
Amortization of deferred financing costs	522	539
Total interest and other debt financing expenses	$4,263	$3,924
Average debt outstanding	$292,879	$329,542
Average stated interest rate	5.0%	4.0%

	Nine months ended September 30,
	2022	2021
Interest expense - revolving credit facility	$5,391	$3,265
Interest expense - 2023 Notes	—	837
Interest expense - 2026 Notes	4,665	4,220
Interest expense - SBA debentures	292	2,220
Amortization of deferred financing costs	1,613	1,677
Total interest and other debt financing expenses	$11,961	$12,219
Average debt outstanding	$315,166	$332,028
Average stated interest rate	4.3%	4.2%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2022 and December 31, 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	152	10/19/2022	$20	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	20	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	21	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	16	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	21	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	19	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	18	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,965	—	Unrealized gain on foreign currency forward contracts
				$2,284	$—

	As of December 31, 2021
				Gross	Gross
	Notional			Amount of	Amount of
	Amount to be		Settlement	Unrealized	Unrealized
Description	Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£82	1/3/2022	$—	$(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	—	(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
				$804	$(23)

For the three and nine months ended September 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $863 and $1,503, respectively. For the three and nine months ended September 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $38 and $69, respectively.

For the three and nine months ended September 30, 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $530 and $976, respectively. For the three and nine months ended September 30, 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $20 and ($55), respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2022 and 2021:

							DRIP Shares
			Amount		DRIP	DRIP	Repurchased	Cost of
Date	Record	Payment	Per	Cash	Shares	Shares	in the Open	DRIP Shares
Declared	Date	Date	Share	Distribution	Issued	Value	Market	Repurchased
Nine months ended September 30, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	—	—	29,655	280
September 1, 2022	September 15, 2022	September 30, 2022	0.25	5,416	—	—	20,789	164
Total distributions declared			$0.75	$16,249	—	$—	75,673	$720

Nine months ended September 30, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
June 2, 2021	June 16, 2021	June 30, 2021	0.25	5,386	—	—	31,277	343
September 2, 2021	September 16, 2021	September 30, 2021	0.25	5,386	—	—	35,623	369
Total distributions declared			$0.75	$16,098	—	$—	102,511	$1,076

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold 240,000 shares at an average price of $11.43 per share for gross proceeds of $2,743 under the ATM program. Aggregate underwriter’s discounts and commissions were $41 and offering costs were $12, resulting in net proceeds of approximately $2,690.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2022 and December 31, 2021, the Company had $65,468 and $55,483, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350 and $7,850, to SLF as of September 30, 2022 and December 31, 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2022.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Per share data:
Net asset value at beginning of period	$11.51	$11.00
Net investment income (1)	0.77	0.78
Net gain (loss) (1)	(1.10)	0.42
Net increase (decrease) in net assets resulting from operations (1)	(0.33)	1.20
Stockholder distributions - income (2)	(0.75)	(0.75)
Net asset value at end of period	$10.43	$11.45
Net assets at end of period	$225,956	$246,650
Shares outstanding at end of period	21,666,340	21,543,540
Per share market value at end of period	$7.24	$10.39
Total return based on market value (3)	(30.10)%	38.85%
Total return based on average net asset value (4)	(3.05)%	10.65%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	9.67%	9.58%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5) (6)	13.58%	13.09%
Portfolio turnover (7)	17.53%	33.79%
(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2022 and 2021, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the nine months ended September 30, 2022 and 2021. These ratios have been annualized unless otherwise noted.

	September 30, 2022	September 30, 2021
Ratio of total investment income to average net assets	23.25%	22.68%
Ratio of interest and other debt financing expenses to average net assets	6.72%	6.79%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	12.67%	12.35%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (7) (8)	0.93%	0.74%
(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was 0.22% and 0.44% for the nine months ended September 30, 2022 and 2021, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;
●	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2022, our portfolio included approximately 79.2% senior secured loans, 4.1% unitranche secured loans, 4.2% junior secured loans and 12.5% equity securities, compared to December 31, 2021, when our portfolio included approximately 75.4% senior secured loans, 9.2% unitranche secured loans, 2.6% junior secured loans and 12.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended September 30, 2022, we invested $15.2 million in five new portfolio companies and $36.2 million in 25 existing portfolio companies and had $73.0 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $21.6 million for the period.

During the nine months ended September 30, 2022, we invested $35.4 million in 12 new portfolio companies and $58.9 million in 40 existing portfolio companies and had $128.7 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $34.4 million for the period.

During the three months ended September 30, 2021, we invested $54.7 million in 11 new portfolio companies and $27.5 million in 17 existing portfolio companies and had $62.3 million in aggregate amount of sales and principal repayments, resulting in resulting in net investments of $19.9 million for the period.

During the nine months ended September 30, 2021, we invested $118.6 million in 27 new portfolio companies and $63.2 million in 26 existing portfolio companies and had $193.6 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $11.8 million for the period.

The following table shows portfolio yield by security type:

	September 30, 2022		December 31, 2021
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	10.6%	10.6%	8.5%	8.5%
Unitranche secured loans	4.2	4.7	5.1	5.4
Junior secured loans	10.8	10.8	10.1	10.1
Preferred equity securities	2.7	2.7	3.0	3.0
Total	9.9%	9.9%	7.9%	8.0%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. As of September 30, 2022, there were no loans excluded from the weighted average contractual coupon yield.

(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. As of September 30, 2022, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2022		December 31, 2021
Fair Value:
Senior secured loans	$402,229	79.2%	$423,700	75.4%
Unitranche secured loans	21,043	4.1	51,494	9.2
Junior secured loans	21,426	4.2	14,364	2.6
LLC equity interest in SLF	36,544	7.2	41,125	7.3
Equity securities	26,776	5.3	31,010	5.5
Total	$508,018	100.0%	$561,693	100.0%

Our portfolio composition remained relatively consistent with December 31, 2021. Our effective yields increased from December 31, 2021, driven primarily by increases in LIBOR and SOFR rates. The majority of our loans surpassed their interest rate floors as of June 30, 2022 and all of our loans were above the interest rate floors at the end of the three months ended September 30, 2022.

The following table shows our portfolio composition by industry (in thousands):

	September 30, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,837	1.6%	$7,972	1.4%
Automotive	13,262	2.6	21,556	3.8
Banking	19,083	3.8	6,712	1.2
Beverage, Food & Tobacco	12,872	2.5	19,133	3.4
Capital Equipment	18,871	3.7	12,839	2.3
Chemicals, Plastics & Rubber	4,387	0.9	10,163	1.8
Construction & Building	6,714	1.3	16,636	3.0
Consumer Goods: Durable	9,382	1.8	9,734	1.7
Consumer Goods: Non-Durable	3,502	0.7	8,460	1.5
Environmental Industries	6,769	1.3	17,693	3.2
FIRE: Finance	19,212	3.8	15,681	2.8
FIRE: Real Estate	80,480	15.9	76,698	13.6
Healthcare & Pharmaceuticals	47,732	9.4	53,179	9.5
High Tech Industries	52,211	10.3	54,085	9.6
Hotels, Gaming & Leisure	2,550	0.5	2,706	0.5
Investment Funds & Vehicles	36,544	7.2	41,125	7.3
Media: Advertising, Printing & Publishing	20,294	4.0	16,794	3.0
Media: Broadcasting & Subscription	2,642	0.5	2,477	0.5
Media: Diversified & Production	29,598	5.8	24,220	4.3
Retail	10,202	2.0	11,478	2.0
Services: Business	51,484	10.1	71,540	12.7
Services: Consumer	30,465	6.0	39,248	7.0
Telecommunications	7,497	1.5	5,988	1.1
Wholesale	14,428	2.8	15,576	2.8
Total	$508,018	100.0%	$561,693	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$1,220	0.2%
2	442,948	87.2
3	54,524	10.7
4	8,900	1.8
5	426	0.1
Total	$508,018	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$1,759	0.3%
2	465,224	82.9
3	75,942	13.5
4	18,136	3.2
5	632	0.1
Total	$561,693	100.0%

As of September 30, 2022, we had four borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC (“BLST”), Education Corporation of America (“ECA”), NECB Collections, LLC (“NECB”) and Vinci Brands LLC), and these investments totaled $3.5 million of fair value, or 0.7% of our total investments at fair value at September 30, 2022. As of December 31, 2021, we had six borrowers with loans or preferred equity securities on non-accrual status (BLST, Curion Holdings, LLC (“Curion”), ECA, NECB, Toojay’s Management, LLC (“Toojay’s OldCo”) and Vinci Brands LLC (formerly Incipio, LLC)), and these investments totaled $14.7 million of fair value, or 2.6% of our total investments at fair value at December 31, 2021.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	September 30,
	2022	2021
Total investment income	$15,916	$15,214
Total expenses, net of base management fee and incentive fee waivers	8,788	8,831
Net investment income before income taxes	7,128	6,383
Income taxes, including excise taxes	868	71
Net investment income	6,260	6,312
Net realized gain (loss) on investments	(1,667)	(9,435)
Net realized gain (loss) on extinguishment of debt	—	(336)
Net realized gain (loss) on foreign currency forward contracts	38	20
Net realized gain (loss) on foreign currency and other transactions	(1)	(880)
Net realized gain (loss)	(1,630)	(10,631)
Net change in unrealized gain (loss) on investments	(6,242)	10,092
Net change in unrealized gain (loss) on foreign currency forward contracts	863	530
Net change in unrealized gain (loss) on foreign currency and other transactions	—	936
Net change in unrealized gain (loss)	(5,379)	11,558
Net increase (decrease) in net assets resulting from operations	$(749)	$7,239

	Nine months ended
	September 30,
	2022	2021
Total investment income	$41,402	$40,791
Total expenses, net of base management fee and incentive fee waivers	23,441	23,742
Net investment income before income taxes	17,961	17,049
Income taxes, including excise taxes	1,289	254
Net investment income	16,672	16,795
Net realized gain (loss) on investments	(1,750)	(8,718)
Net realized gain (loss) on extinguishment of debt	(1,039)	(3,110)
Net realized gain (loss) on foreign currency forward contracts	69	(55)
Net realized gain (loss) on foreign currency and other transactions	(38)	(894)
Net realized gain (loss)	(2,758)	(12,777)
Net change in unrealized gain (loss) on investments	(22,847)	19,980
Net change in unrealized gain (loss) on foreign currency forward contracts	1,503	976
Net change in unrealized gain (loss) on foreign currency and other transactions	164	650
Net change in unrealized gain (loss)	(21,180)	21,606
Net increase (decrease) in net assets resulting from operations	$(7,266)	$25,624

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	September 30,
	2022	2021
Interest income	$12,491	$9,444
PIK interest income	1,240	2,913
Dividend income (1)	1,051	1,957
Fee income	412	288
Prepayment gain (loss)	495	372
Accretion of discounts and amortization of premiums	227	240
Total investment income	$15,916	$15,214

	Nine months ended
	September 30,
	2022	2021
Interest income	$30,602	$26,905
PIK interest income	4,458	6,326
Dividend income (2)	3,108	4,368
Fee income	1,604	1,065
Prepayment gain (loss)	758	1,270
Accretion of discounts and amortization of premiums	872	857
Total investment income	$41,402	$40,791
(1)	Includes PIK dividends of $124 and $921, respectively.
(2)	Includes PIK dividends of $350 and $1,055, respectively.

The increase in investment income of $0.7 million during the three months ended September 30, 2022, as compared to three months ended September 30, 2021, is primarily the result of an increase in interest income and fee income, partially offset by a decrease in dividend income. The increase in interest income was primarily as a result of increases in effective rates on the portfolio as a result of the rising interest rate environment. The three months ended September 30, 2022 included $2.0 million in previously unrecorded interest income associated with the repayment of our loan investment in Curion which had been on non-accrual status as proceeds were received in excess of the cost basis as a result of the successful sale of the portfolio company. The three months ended September 30, 2021 included $1.7 million in additional interest and dividend income as certain investments were returned to non-accrual status due to improvements in underlying credit performance. The increase in investment income of $0.6 million during the nine months ended September 30, 2022, as compared to nine months ended September 30, 2021, is primarily the result of an increase in interest income and fee income as a result of increases in effective rates on the portfolio, partially offset by a decrease in dividend income and prepayment gain (loss).

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	September 30,
	2022	2021
Interest and other debt financing expenses	$4,263	$3,924
Base management fees, net of base management fee waivers (1)	2,222	2,399
Incentive fees, net of incentive fee waivers (2)	1,565	1,578
Professional fees	212	264
Administrative service fees	275	327
General and administrative expenses	216	304
Directors’ fees	35	35
Total expenses, net of base management fee and incentive fee waivers	$8,788	$8,831

	Nine months ended
	September 30,
	2022	2021
Interest and other debt financing expenses	$11,961	$12,219
Base management fees, net of base management fee waivers (1)	6,779	7,060
Incentive fees, net of incentive fee waivers (2)	2,222	1,771
Professional fees	740	730
Administrative service fees	908	1,020
General and administrative expenses	722	833
Directors’ fees	109	109
Total expenses, net of base management fee and incentive fee waivers	$23,441	$23,742
(1)	Base management fees for the three and nine months ended September 30, 2022 were $2,222 and $6,834, respectively, and MC Advisors elected to voluntarily waive zero and $55, respectively, of these base management fees. Base management fees for the three and nine months ended September 30, 2021 were $2,399 and $7,060, respectively, and MC Advisors did not waive any of these base management fees.
(2)	During the three and nine months ended September 30, 2022, MC Advisors waived part one incentive fees (based on net investment income) of zero and $525, respectively. During the three and nine months ended September 30, 2021, MC Advisors waived part one incentive fees (based on net investment income) of zero and $1,057, respectively. Incentive fees during both the three and nine months ended September 30, 2022 and 2021 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	September 30,
	2022	2021
Interest expense - revolving credit facility	$2,186	$1,209
Interest expense - 2023 Notes	—	—
Interest expense - 2026 Notes	1,555	1,544
Interest expense - SBA debentures	—	632
Amortization of deferred financing costs	522	539
Total interest and other debt financing expenses	$4,263	$3,924
Average debt outstanding	$292,879	$329,542
Average stated interest rate	5.0%	4.0%

	Nine months ended
	September 30,
	2022	2021
Interest expense - revolving credit facility	$5,391	$3,265
Interest expense - 2023 Notes	—	837
Interest expense - 2026 Notes	4,665	4,220
Interest expense - SBA debentures	292	2,220
Amortization of deferred financing costs	1,613	1,677
Total interest and other debt financing expenses	$11,961	$12,219
Average debt outstanding	$315,166	$332,028
Average stated interest rate	4.3%	4.2%

Total expenses remained relatively flat during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Increases in interest expense on our revolving credit facility due to increases in SOFR were offset by decreases in administrative expenses and base management fees. The decrease in expenses of $0.3 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is primarily the result of a decrease in base management fees and interest expense as a result of lower average debt outstanding, partially offset by an increase in incentive fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2022, we recorded a net (benefit) expense on the consolidated statements of operations of ($0.1) million and $0.1 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2021, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.3 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, we recorded a net tax expense of $0.9 million and $1.2 million on the consolidated statements of operations for these subsidiaries. For both the three and nine months ended September 30, 2021, we recorded a net tax expense of $3 thousand on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended September 30, 2022 and 2021, we had sales or dispositions of investments resulting in ($1.7) million and ($9.4) million of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2022 and 2021, we had sales or dispositions of investments resulting in ($1.7) million and ($8.7) million of net realized gain (loss) on investments, respectively.

During the three and nine months ended September 30, 2022, we recognized a net loss on extinguishment of debt of zero and $1.0 million, respectively which was due to the repayment of our remaining $56.9 million of SBA debentures on March 1, 2022 (primarily comprised of the unamortized deferred financing costs at the time of repayment). During the three and nine months ended September 30, 2021, we recognized a net loss on the extinguishment of debt of $0.3 million and $3.1 million, respectively, which was due to our $109.0 million repayment of the 2023 Notes on February 18, 2021 and the repayment of $28.1 million of SBA debentures on March 1, 2021 and $30.0 million of SBA debentures on September 1, 2021.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2022 and 2021, we had $38 thousand and $20 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2022 and 2021, we had $0.1 million and ($0.1) million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2022 and 2021, we had ($1) thousand and ($0.9) million of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2022 and 2021, we had ($38) thousand and ($0.9) million of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2022 and 2021, our investments had ($6.2) million and $10.1 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended September 30, 2022, the net change in unrealized loss on investments was primarily attributable to fundamental performance of a couple specific portfolio companies and our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio, which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of the portfolio.

During the three months ended September 30, 2021, portfolio valuations remained relatively stable and the net change in unrealized gain (loss) was primarily comprised of the reversal of previously recognized unrealized losses on our investment in Worth Collection, Ltd. (“Worth”) as the loss on this investment was realized this period.

For the nine months ended September 30, 2022 and 2021, our investments had ($22.8) million and $20.0 million of net change in unrealized gain (loss), respectively. During the nine months ended September 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market, including approximately $5.1 million of unrealized losses attributable to our investment in SLF. Additionally, approximately $15.6 million in net unrealized losses were attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of September 30, 2022.

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

For the three months ended September 30, 2022 and 2021, our foreign currency forward contracts had $0.9 million and $0.5 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2022 and 2021, our foreign currency forward contracts had $1.5 million and $1.0 million of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2022 and 2021, our foreign currency borrowings and cash denominated in foreign currencies had zero and $0.9 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2022 and 2021, our foreign currency borrowings and cash denominated in foreign currencies had $0.2 million and $0.7 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was ($0.7) million and $7.2 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was ($0.03) and $0.34, respectively.

For the nine months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was ($7.3) million and $25.6 million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was ($0.33) and $1.20, respectively.

The $7.9 million and $32.9 million decreases during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively, is primarily the result of net unrealized mark-to-market losses on investments primarily due to market volatility and spread widening in the loan market and unrealized losses on portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, where investments in the portfolio experienced net mark-to-market gains, primarily attributable to broad market movements and the tightening of credit spreads in the loan markets and unrealized gains on certain portfolio companies that had underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

Liquidity and Capital Resources

As of September 30, 2022, we had $7.1 million in cash, $171.2 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $83.8 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA prior to its dissolution from the asset coverage test under the 1940 Act during the period the SBA debentures were outstanding. As of September 30, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 175% and 189%, respectively.

Cash Flows

For the nine months ended September 30, 2022 and 2021, we experienced a net increase (decrease) in cash and restricted cash of ($10.9) million and ($16.4) million, respectively. For the nine months ended September 30, 2022 and 2021, operating activities provided $42.0 million and $19.6 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the nine months ended September 30, 2022, we used $52.9 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility. During the nine months ended September 30, 2021, we used $36.0 million in financing activities, primarily as a result of net repayments on our 2023 Notes and SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility and net proceeds from our 2026 Notes (net of deferred financing cost payments).

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 8, 2022, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both September 30, 2022 and December 31, 2021, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we sold 240,000 shares at an average price of $11.43 per share for gross proceeds of $2.7 million under the ATM program. Aggregate underwriter’s discounts and commissions were $41 thousand and offering costs were $12 thousand, resulting in net proceeds of approximately $2.7 million.

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

As of September 30, 2022, we had U.S. dollar borrowings of $171.2 million. As of December 31, 2021, we had U.S. dollar borrowings of $146.4 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero and $0.2 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($11) thousand for the nine months ended September 30, 2022. During both the three and nine months ended September 30, 2021, we repaid borrowings denominated in Great Britain pounds of £12.7 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($0.9) million for both the three and nine months ended September 30, 2021.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of LIBOR (one-month, three-month or six-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of the prime interest rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%, with a LIBOR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is less than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the unused portion of the facility is greater than or equal to 35% of the then available maximum borrowing. As of September 30, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 5.7% and 3.1%, respectively.

2026 Notes: As of both September 30, 2022 and December 31, 2021, we had $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.

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

As of September 30, 2022 and December 31, 2021, MRCC SBIC had zero and $57.6 million, respectively, in leverageable capital and the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2022, totaled $5.4 million ($0.25 per share) and $16.2 million ($0.75 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2021, totaled $5.4 million ($0.25 per share) and $16.1 million ($0.75 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2022 and 2021, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both September 30, 2022 and December 31, 2021, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded. As of December 31, 2021, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both September 30, 2022 and December 31, 2021, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of December 31, 2021, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and nine months ended September 30, 2022, we received $0.9 million and $2.7 million of dividend income from our LLC equity interest in SLF, respectively. For the three and nine months ended September 30, 2021, we received $1.0 million and $3.3 million of dividend income from our LLC equity interest in SLF, respectively.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2022, SLF incurred $0.1 million and $0.2 million of allocable expenses, respectively. For the three and nine months ended September 30, 2021, SLF incurred $0.1 million and $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of September 30, 2022 and December 31, 2021, SLF had total assets at fair value of $201.6 million and $194.6 million, respectively. As of September 30, 2022, SLF had two portfolio company investments on non-accrual status with a fair value of $2.5 million. As of December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $1.1 million. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2022 and December 31, 2021, SLF had $5.3 million and $2.1 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior secured loans (1)	207,366	193,062
Weighted average current interest rate on senior secured loans (2)	8.3%	5.9%
Number of portfolio company investments in SLF	62	57
Largest portfolio company investment (1)	6,668	6,720
Total of five largest portfolio company investments (1)	27,037	27,074
(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2022

(in thousands)

	Spread Above		Interest
Portfolio Company (a)	Index (b)		Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+	5.25%	11.50%		11/5/2025	2,744	$2,578
Bromford Industries Limited (c)	P+	5.25%	11.50%		11/5/2025	1,829	1,719
Trident Maritime Systems, Inc.	L+	5.00%	8.67%		2/26/2027	2,453	2,439
Trident Maritime Systems, Inc.	L+	5.00%	8.67%		2/26/2027	746	742
Trident Maritime Systems, Inc. (Revolver) (d)	L+	5.00%	8.05%		2/26/2027	319	122
						8,091	7,600
Automotive
Accelerate Auto Works Intermediate, LLC	L+	4.75%	7.82%		12/1/2027	1,395	1,395
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+	4.75%	7.82%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+	4.75%	7.82%		12/1/2027	132	—
Truck-Lite Co., LLC	SF+	6.25%	8.93%		12/14/2026	1,696	1,697
Truck-Lite Co., LLC	SF+	6.25%	8.93%		12/14/2026	251	252
Truck-Lite Co., LLC	SF+	6.25%	8.93%		12/14/2026	43	43
Wheel Pros, Inc.	L+	4.50%	7.55%		5/11/2028	1,937	1,433
						5,842	4,820
Beverage, Food & Tobacco
CBC Restaurant Corp.		n/a	5.00	% PIK(e)	12/30/2022	1,066	828
SW Ingredients Holdings, LLC	L+	4.75%	7.56%		7/3/2025	3,591	3,587
						4,657	4,415
Capital Equipment
Analogic Corporation	L+	5.25%	8.06%		6/24/2024	4,715	4,494
DS Parent, Inc.	L+	5.75%	9.92%		12/8/2028	2,888	2,781
MacQueen Equipment, LLC	L+	5.25%	8.92%		1/7/2028	2,101	2,101
MacQueen Equipment, LLC (Delayed Draw) (d)	L+	5.25%	8.92%		1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L+	5.25%	8.92%		1/7/2028	296	89
						10,592	9,534
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L+	7.00%	10.12%		1/3/2023	1,149	1,144
TJC Spartech Acquisition Corp.	L+	4.75%	7.10%		5/5/2028	4,264	4,126
						5,413	5,270
Construction & Building
The Cook & Boardman Group LLC	SF+	5.75%	8.48%		10/20/2025	2,887	2,710
						2,887	2,710
Consumer Goods: Durable
International Textile Group, Inc.	L+	5.00%	7.28%		5/1/2024	1,676	1,307
Runner Buyer INC.	L+	5.50%	8.57%		10/23/2028	2,985	2,040
						4,661	3,347
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+	5.00%	8.07%		9/26/2025	2,399	1,955
						2,399	1,955
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+	4.50%	7.57%		2/26/2027	4,236	3,816
Polychem Acquisition, LLC	L+	5.00%	8.12%		3/17/2025	2,895	2,895
			7.88	% Cash/
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	SF+	6.75%	2.00	% PIK(e)	4/3/2024	4,820	1,717
PVHC Holding Corp	L+	4.75%	8.42%		8/5/2024	3,192	3,080
						15,143	11,508
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+	4.25%	7.37%		7/30/2025	4,481	4,335
Offen, Inc.	L+	5.00%	7.88%		6/22/2026	2,249	2,249
Offen, Inc.	L+	5.00%	7.88%		6/22/2026	869	869
						7,599	7,453
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+	5.25%	8.92%		12/13/2024	2,913	2,892
Harbour Benefit Holdings, Inc.	L+	5.25%	8.37%		12/13/2024	64	64
Minotaur Acquisition, Inc.	SF+	5.00%	8.13%		3/27/2026	4,869	4,639
						7,846	7,595
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF+	5.75%	8.90%		1/30/2026	4,812	4,500
						4,812	4,500

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands)

	Spread Above		Interest
Portfolio Company (a)	Index (b)		Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF+	4.00%	7.13%		11/23/2027	1,975	$1,921
HAH Group Holding Company LLC	SF+	5.00%	8.71%		10/29/2027	2,985	2,851
LSCS Holdings, Inc.	L+	4.50%	8.17%		12/15/2028	1,832	1,764
Natus Medical Incorporated	SF+	5.50%	8.68%		7/20/2029	5,000	4,675
Paragon Healthcare, Inc.	SF+	5.75%	8.49%		1/19/2028	2,254	2,240
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF+	5.75%	8.49%		1/19/2028	245	—
Paragon Healthcare, Inc. (Revolver) (d)	SF+	5.75%	8.49%		1/19/2028	490	—
Radiology Partners, Inc.	L+	4.25%	7.33%		7/9/2025	4,760	4,032
TEAM Public Choices, LLC	L+	5.00%	7.81%		12/17/2027	2,962	2,859
						22,503	20,342
High Tech Industries
Corel Inc. (c)	L+	5.00%	8.07%		7/2/2026	3,650	3,394
Lightbox Intermediate, L.P.	L+	5.00%	8.67%		5/11/2026	4,838	4,668
LW Buyer, LLC	L+	5.00%	8.67%		12/30/2024	4,838	4,765
TGG TS Acquisition Company	L+	6.50%	10.17%		12/12/2025	3,190	3,111
						16,516	15,938
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF+	5.25%	8.08%		4/27/2029	4,375	4,112
Excel Fitness Holdings, Inc. (Revolver) (d)	SF+	5.25%	8.03%		4/28/2028	625	42
North Haven Spartan US Holdco, LLC	L+	5.00%	8.17%		6/6/2025	2,280	2,143
Tait LLC	L+	5.00%	7.28%		3/28/2025	4,093	3,817
Tait LLC (Revolver) (d)	P+	4.00%	10.25%		3/28/2025	769	185
						12,142	10,299
Media: Advertising, Printing & Publishing
Cadent, LLC	L+	6.50%	10.17%		9/11/2025	4,237	4,227
Cadent, LLC (Revolver) (d)	L+	6.50%	10.17%		9/11/2025	167	—
						4,404	4,227
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+	5.50%	8.84%		12/20/2024	6,667	6,054
STATS Intermediate Holdings, LLC	L+	5.25%	8.19%		7/10/2026	4,863	4,599
TA TT Buyer, LLC	SF+	5.00%	8.98%		3/30/2029	3,333	3,211
						14,863	13,864
Services: Business
AQ Carver Buyer, Inc.	L+	5.00%	8.67%		9/23/2025	4,850	4,704
CHA Holdings, Inc	L+	4.50%	8.17%		4/10/2025	1,965	1,886
CHA Holdings, Inc	L+	4.50%	8.17%		4/10/2025	414	398
Eliassen Group, LLC	SF+	5.75%	9.30%		4/14/2028	3,259	3,221
Eliassen Group, LLC (Delayed Draw) (d)	SF+	5.75%	9.13%		4/14/2028	741	110
Engage2Excel, Inc.	L+	7.25%	10.92%		3/7/2023	4,293	4,255
Engage2Excel, Inc.	L+	7.25%	10.92%		3/7/2023	775	768
Engage2Excel, Inc. (Revolver) (d)	P+	6.25%	12.50%		3/7/2023	554	452
Orbit Purchaser LLC	L+	4.50%	8.17%		10/21/2024	2,413	2,195
Orbit Purchaser LLC	L+	4.50%	8.17%		10/21/2024	1,863	1,695
Orbit Purchaser LLC	L+	4.50%	8.17%		10/21/2024	545	496
			8.30	%Cash/
Output Services Group, Inc.	SF+	6.75%	1.50	% PIK	6/29/2026	4,801	3,409
Secretariat Advisors LLC	L+	4.75%	8.42%		12/29/2028	1,697	1,638
Secretariat Advisors LLC (Delayed Draw) (d)	L+	4.75%	8.42%		12/29/2028	270	—
SIRVA Worldwide Inc.	L+	5.50%	9.17%		8/4/2025	1,813	1,645
Teneo Holdings LLC	SF+	5.25%	8.38%		7/11/2025	4,850	4,597
The Kleinfelder Group, Inc.	L+	5.25%	8.92%		11/29/2024	2,368	2,368
						37,471	33,837
Services: Consumer
360Holdco, Inc.	SF+	4.75%	7.88%		8/2/2025	2,151	2,140
360Holdco, Inc. (Delayed Draw) (d)	SF+	4.75%	7.88%		8/2/2025	827	66
Laseraway Intermediate Holdings II, LLC	L+	5.75%	8.23%		10/14/2027	2,206	2,170
McKissock Investment Holdings, LLC	SF+	5.00%	8.73%		3/9/2029	2,494	2,419
						7,678	6,795
Telecommunications
Intermedia Holdings, Inc.	L+	6.00%	9.12%		7/21/2025	1,765	1,548
Mavenir Systems, Inc.	L+	4.75%	7.71%		8/18/2028	1,658	1,434
Sandvine Corporation	L+	4.50%	8.17%		10/31/2025	2,000	1,950
						5,423	4,932
Transportation: Cargo
Keystone Purchaser, LLC	L+	5.25%	9.42%		5/7/2027	4,980	4,974
						4,980	4,974
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+	4.25%	7.37%		10/1/2025	1,682	1,623
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L+	5.25%	8.37%		10/1/2025	246	239
						1,928	1,862
Wholesale
HALO Buyer, Inc.	L+	4.50%	7.62%		6/30/2025	4,786	4,344
						4,786	4,344
TOTAL INVESTMENTS							$192,121

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2022

(in thousands)

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at September 30, 2022. Certain investments may be subject to an interest rate floor or cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2022, meaning that we have ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

	Spread
	Above
Portfolio Company (a)	Index (b)		Interest Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+	4.25%	7.50%		11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+	4.25%	7.50%		11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+	5.50%	6.50%		2/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+	5.50%	6.50%		2/26/2027	265	—
						7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+	4.75%	5.75%		12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+	4.75%	5.75%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+	4.75%	5.75%		12/1/2027	132	—
Truck-Lite Co., LLC	L+	6.25%	7.25%		12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+	6.25%	7.25%		12/14/2026	253	255
Wheel Pros, Inc.	L+	4.50%	5.25%		5/11/2028	1,952	1,951
						5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.		n/a	5.00	% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+	4.75%	5.75%		7/3/2025	3,619	3,619
						4,735	4,691
Capital Equipment
Analogic Corporation	L+	5.25%	6.25%		6/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+	5.75%	6.50%		12/8/2028	3,000	2,970
						7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+	7.00%	8.00%		1/3/2023	1,178	1,169
						1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+	5.75%	6.75%		10/20/2025	2,910	2,838
						2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+	5.00%	5.13%		5/1/2024	1,711	1,590
Runner Buyer INC. (e)	L+	5.50%	6.25%		10/23/2028	3,000	2,970
						4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+	5.00%	5.18%		9/26/2025	2,418	2,284
						2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+	4.50%	5.50%		2/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+	5.00%	5.50%		3/17/2025	2,918	2,917
			5.75	% Cash/
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+	6.75%	2.00	% PIK	4/3/2024	4,751	4,238
PVHC Holding Corp	L+	4.75%	5.75%		8/5/2024	3,217	2,976
						15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+	4.25%	4.35%		7/30/2025	4,516	4,471
Offen, Inc.	L+	5.00%	5.10%		6/22/2026	2,388	2,387
Offen, Inc.	L+	5.00%	5.10%		6/22/2026	876	876
						7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+	5.25%	6.25%		12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+	5.25%	6.25%		12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+	4.75%	4.85%		3/27/2026	4,912	4,894
						7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+	5.75%	5.97%		1/30/2026	4,850	4,824
						4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+	4.00%	4.51%		11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+	4.50%	5.00%		12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+	4.25%	4.35%		7/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+	5.00%	6.00%		12/17/2027	2,992	2,985
						11,593	11,531
High Tech Industries
Corel Inc. (c)	L+	5.00%	5.18%		7/2/2026	3,800	3,797
Lightbox Intermediate, L.P.	L+	5.00%	5.13%		5/11/2026	4,875	4,814
LW Buyer, LLC	L+	5.00%	5.14%		12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+	6.50%	6.60%		12/12/2025	3,435	3,446
						16,985	16,920

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

(in thousands)

	Spread
	Above
Portfolio Company (a)	Index (b)		Interest Rate (b)		Maturity	Principal	Fair Value
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+	5.25%	6.25%		10/7/2025	4,165	$4,155
North Haven Spartan US Holdco, LLC	L+	5.00%	6.00%		6/6/2025	2,297	2,037
Tait LLC	L+	5.00%	5.14%		3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+	4.00%	7.25%		3/28/2025	769	728
						11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+	5.00%	6.00%		9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+	5.00%	6.00%		9/11/2023	167	—
						4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+	5.50%	6.50%		12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+	5.25%	5.41%		7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+	6.00%	7.00%		5/29/2025	3,866	3,871
						15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+	5.00%	6.00%		9/23/2025	4,888	4,900
CHA Holdings, Inc	L+	4.50%	5.50%		4/10/2025	1,980	1,901
CHA Holdings, Inc	L+	4.50%	5.50%		4/10/2025	418	401
Eliassen Group LLC	L+	4.25%	4.35%		11/5/2024	3,956	3,956
			7.00	% Cash/
Engage2Excel, Inc.	L+	8.00%	2.00	% PIK	3/7/2023	4,326	4,329
			7.00	% Cash/
Engage2Excel, Inc.	L+	8.00%	2.00	% PIK	3/7/2023	781	781
			7.00	% Cash/
Engage2Excel, Inc. (Revolver) (d)	L+	8.00%	2.00	% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	549	548
Output Services Group, Inc.	L+	4.50%	5.50%		3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+	4.75%	5.50%		12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+	4.75%	5.50%		12/29/2028	270	—
SIRVA Worldwide Inc.	L+	5.50%	5.60%		8/4/2025	1,850	1,683
Teneo Holdings LLC	L+	5.25%	6.25%		7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+	5.25%	6.25%		11/29/2024	2,387	2,387
						37,681	36,471
Services: Consumer
360Holdco, Inc.	L+	4.75%	5.75%		8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+	4.75%	5.75%		8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+	5.75%	6.50%		10/14/2027	2,222	2,214
						5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+	6.00%	7.00%		7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+	4.75%	5.25%		8/18/2028	1,667	1,669
Sandvine Corporation	L+	4.50%	4.60%		10/31/2025	2,000	1,999
						5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+	6.25%	7.25%		5/7/2027	3,000	2,947
						3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+	4.25%	5.25%		10/1/2025	1,695	1,644
NGS US Finco, LLC	L+	5.25%	6.25%		10/1/2025	248	244
						1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+	5.25%	6.25%		12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+	4.50%	5.50%		6/30/2025	4,824	4,547
						9,310	9,016

TOTAL INVESTMENTS							$189,109

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

(in thousands)

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments may be subject to a LIBOR, SOFR or Prime interest rate floor or cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that we have ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value	$192,121	$189,109
Cash	1,289	40
Restricted cash	6,828	4,862
Interest receivable	1,327	600
Other assets	43	12
Total assets	$201,608	$194,623
Liabilities
Revolving credit facility	$129,265	$94,765
Less: Unamortized deferred financing costs	(1,720)	(2,319)
Total debt, less unamortized deferred financing costs	127,545	92,446
Payable for open trades	—	19,367
Interest payable	586	242
Accounts payable and accrued expenses	388	318
Total liabilities	128,519	112,373
Members’ capital	73,089	82,250
Total liabilities and members’ capital	$201,608	$194,623

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Investment income:
Interest income	$4,075	$3,250	$10,593	$9,913
Total investment income	4,075	3,250	10,593	9,913
Expenses:
Interest and other debt financing expenses	1,669	972	3,866	2,975
Professional fees	203	158	580	490
Total expenses	1,872	1,130	4,446	3,465
Net investment income (loss)	2,203	2,120	6,147	6,448
Net gain (loss):
Net change in unrealized gain (loss)	(2,416)	(177)	(10,909)	4,247
Net gain (loss)	(2,416)	(177)	(10,909)	4,247
Net increase (decrease) in members’ capital	$(213)	$1,943	$(4,762)	$10,695

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

●	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the President and Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $65.5 million and $55.5 million, respectively. As of September 30, 2022 and December 31, 2021, we had unfunded commitments to SLF of $7.3 million and $7.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Valuation of Portfolio Investments

For periods prior to September 30, 2022, the Board determined the fair value of our investments. Pursuant to the new SEC Rule 2a-5 under the 1940 Act, on September 30, 2022 the Board designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

Under the valuation policy, we value investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, we determine whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;

●	our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●	to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
●	preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
●	the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
●	a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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

As of September 30, 2022, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three and nine months ended September 30, 2022 and 2021, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak and the Russian invasion of Ukraine have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and the Russian invasion of Ukraine and their potential impact on our business and our operating results, see Part II – Other Information, Item 1A. Risk Factors, “Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” and “The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.”

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period, including as a result of the impact of the COVID-19 pandemic on the economy and financial and capital markets. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

In accordance with Rule 2a-5, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.

Interest Rate Risk

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income
Down 25 basis points	$(1,031)	$(428)	$(603)
Up 100 basis points	4,494	1,940	2,554
Up 200 basis points	8,635	3,652	4,983
Up 300 basis points	12,775	5,364	7,411

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

Currency Risk

We may also have exposure to foreign currencies (currently the Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2022, we had foreign currency forward contracts in place for AUD 17.9 million associated with future principal and interest payments on certain investments.

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues,geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2022	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: November 7, 2022	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer, Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation