Form 10-K
period 2022-12-31
MONROE CAPITAL Corp
filed 2023-03-01
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $188.9 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2022, which is the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2023, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:

●	“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation, and its consolidated subsidiaries;
●	MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;
●	MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company;
●	Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and
●	SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans.

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of global health epidemics, such as the current novel coronavirus (“COVID-19”) pandemic, on our or our portfolio companies’ business and the global economy;
●	the impact of the Russian invasion of Ukraine on our portfolio companies and the global economy and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million. There were no stock issuances through the ATM Program during the year ended December 31, 2022.

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

Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $541.0 million at December 31, 2022. Our portfolio at December 31, 2022 consists of 105 different portfolio companies and holdings include senior secured, unitranche secured and junior secured debt and equity investments. As of December 31, 2022, we have borrowed $204.6 million under our revolving credit facility and $130.0 million in aggregate principal amount of senior unsecured notes (“2026 Notes”) outstanding.

Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2022, our portfolio included approximately 80.2% senior secured loans, 3.8% unitranche secured loans, 4.1% junior secured loans and 11.9% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Lewis W. Solimene, Jr., provides investment services to MC Advisors pursuant to a staffing agreement, or the Staffing Agreement, between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Solimene, Jr. have developed a broad network of contacts within the investment community and average approximately 40 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Solimene, Jr. have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. MC Advisors is an affiliate of Monroe Capital and is supported by experienced investment professionals of Monroe Capital under the terms of the Staffing Agreement. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions.

In addition to his roles with Monroe Capital and MC Advisors, Mr. Koenig serves as an interested director. Mr. Koenig has more than 35 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Messrs. Koenig and Solimene Jr. are joined on the investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has more than 35 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 25 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL

Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of December 31, 2022, Monroe Capital had approximately $15.9 billion in assets under management. Over its nineteen-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 500 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2022, Monroe Capital’s investment professionals invested in over 1,700 loans and related investments in an aggregate amount of over $33.0 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.

INVESTMENT STRATEGY

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2022, our investments in the FIRE: Real Estate, Healthcare & Pharmaceuticals and Services: Business industries represented approximately 15.2%, 11.0% and 10.6%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:

Attractive Current Yield on Investment Portfolio. We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to seven years and interest rates of 9% to 16%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 11% to 18%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a LIBOR or SOFR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot provide assurance that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

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

BUSINESS STRATEGY

We believe that we represent an attractive investment opportunity for the following reasons:

Deep, Experienced Management Team. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 200 professionals, including seven senior partners that average more than 30 years of direct lending experience. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Lewis

W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2022, Monroe Capital’s investment professionals invested in over 1,700 loans and related investments in an aggregate amount of over $33.0 billion.

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

Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,000 investment opportunities during 2022. Monroe Capital’s over 1,700 previously executed transactions, over 500 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

●	selecting investments that we believe have a very low probability of loss;
●	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and
●	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, or if an investment has reached its return target.

Senior Loan Fund. We have invested in SLF, which as of December 31, 2022, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $25.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2022, as well as the top ten industries in which we were invested as of December 31, 2022, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

		Percentage of
	Fair Value of	Total
Portfolio Company	Investments	Investments
HFZ Capital Group, LLC (1)	$32,676	6.0%
American Community Homes, Inc.	19,546	3.6
Security Services Acquisition Sub Corp.	17,344	3.2
Nearly Natural, Inc.	14,165	2.6
MCP Shaw Acquisitionco, LLC	13,896	2.6
Mammoth Holdings, LLC	13,854	2.6
Bonterra, LLC (fka Cybergrants Holdings)	13,287	2.5
Planful, Inc.	13,168	2.4
NationsBenefits, LLC	11,702	2.2
MV Receivables II, LLC	10,777	2.0
Total	$160,415	29.7%

(1)Includes the associated investment in MC Asset Management (Corporate), LLC.

		Percentage of
	Fair Value of	Total
Industry	Investments	Investments
FIRE: Real Estate	$82,498	15.2%
Healthcare & Pharmaceuticals	59,273	11.0
Services: Business	57,308	10.6
High Tech Industries	52,891	9.8
Media: Diversified & Production	36,164	6.7
Services: Consumer	31,324	5.8
FIRE: Finance	23,892	4.4
Banking	19,817	3.7
Media: Advertising, Printing & Publishing	19,777	3.7
Capital Equipment	19,012	3.5
Total	$401,956	74.4%

INVESTMENT PROCESS OVERVIEW

We view our investment process as consisting of the phases described below:

Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with eight offices in the United States and one in South Korea. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.

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

Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. This committee includes Messrs. Koenig, Solimene Jr., Egan and VanDerMeid. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least three members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.

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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investment rated in grades 3, 4 or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$766	0.1%
2	469,772	86.8
3	61,501	11.4
4	8,619	1.6
5	382	0.1
Total	$541,040	100.0%

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

We are subject to risks relating to our business and structure

●	We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
●	There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.
●	Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.
●	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
●	We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.
●	We operate in a highly competitive market for investment opportunities.
●	An extended disruption in the capital markets and the credit markets could negatively affect our business.
●	We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
●	The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes.
●	Many of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
●	We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
●	Each of MC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

●	We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

We are subject to risks relating to our investments

●	Economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.
●	Inflation may adversely affect the business, result of operations and financial condition of our portfolio.
●	The lack of liquidity in our investments may adversely affect our business.
●	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.
●	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
●	Our portfolio may be exposed in part to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.
●	We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
●	Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
●	We may be subject to risks associated with syndicated loans.
●	We may not realize gains from our equity investments.

We are subject to risks relating to our securities

●	We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
●	If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
●	Investing in our common stock may involve an above-average degree of risk.
●	Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value.
●	The market price of our securities may fluctuate significantly.
●	The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
●	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.

MANAGEMENT AND OTHER AGREEMENTS

MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory and Management Agreement, MC Advisors:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
●	assists us in determining what securities we purchase, retain or sell;
●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
●	executes, closes, services and monitors the investments we make.

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

We pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

●	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 2% (8% annually);
●	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide MC Advisors with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
●	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.

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

(2)As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment advisor ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).

Payment of Our Expenses

All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:

●	organization and offering;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);
●	interest payable on debt, if any, incurred to finance our investments;
●	offerings of our common stock and other securities;
●	investment advisory fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);
●	transfer agent, dividend agent and custodial fees and expenses;
●	federal and state registration fees;
●	all costs of registration and listing our shares on any securities exchange;
●	federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or MC Management in connection with administering our business.

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

Administration Agreement

Pursuant to an Administration Agreement, MC Management furnishes us with office facilities and equipment and provides us clerical, bookkeeping and record keeping and other administrative services at such facilities. Under the Administration Agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. MC Management also assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns, disseminates reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, MC Management also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

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

MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2022, 2021 and 2020, we incurred $3.1 million, $3.4 million and $3.3 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $1.2 million, $1.4 million and $1.3 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.

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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement

At a meeting of our Board held on July 28, 2022, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the investment advisory agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:

●Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory Agreement are consistent with those of comparable BDCs described in the available market data.
●The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory Agreement are reasonable compared to other BDCs.
●Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed BDCs. Our Board concluded that MC Advisors was delivering results consistent with our investment objective over the most recently completed period.
●Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.

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

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
●our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
●to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
●preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
●the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
●a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

The valuation technique utilized in the determination of fair value is affected by a wide variety of factors including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument. See Note 4 to the accompanying consolidated financial statements for additional information on the determination of fair value.

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2022, 2021 and 2020, we recorded $0.1 million, $0.3 million and $0.4 million on our consolidated statements of operations for U.S. federal excise taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	meet the Annual Distribution Requirement;
●	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The exemptive relief provided us with increased flexibility under the asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief. This provided us with increased investment flexibility but also increased our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

(a)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

●	is organized under the laws of, and has its principal place of business in, the United States;
●	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
●	satisfies either of the following:
●	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
●	is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(b)	Securities of any eligible portfolio company which we control.
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

SENIOR SECURITIES

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including MRCC SBIC prior to its dissolution, for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiaries from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”

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

On October 15, 2014, we, along with MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On September 26, 2022, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. On January 10, 2023, the SEC granted the new order in response to our application. We believe that co-investment by us and accounts sponsored or managed by MC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification.

POLICIES AND PROCEDURES FOR MANAGING CONFLICTS

As of December 31, 2022, affiliates of MC Advisors manage other assets in 12 closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors manages a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.

MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. We received exemptive relief from the SEC on October 15, 2014 that permits greater flexibility relating to co-investments, subject to certain conditions. On September 26, 2022, we filed a further application for co-investment exemptive relief with the SEC to better align our existing co-investment relief with more recent SEC exemptive orders. On January 10, 2023, the SEC granted the new order in response to our application. When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretation, and pursuant to our exemptive relief from the SEC that would permit greater flexibility relating to co-investments, such investments will be made consistent with such relief and MC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC

Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

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

The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general that will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and us and on the markets and the economy in general, and that impact could be material. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. It is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, MC Advisors and our portfolio companies.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.

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

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Investment Advisory and Management Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly Messrs. Koenig, Solimene Jr., Egan and VanDerMeid, who comprise the MC Advisors investment committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

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

The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Solimene Jr., Egan and VanDerMeid have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.

MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in 12 closed-end funds, two small business investment companies and 20 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. Except for the private BDC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

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

We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, exemptive relief granted to us by the SEC (originally granted on October 15, 2014 and amended order granted on January 10, 2023) and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. The allocation policy further provides that allocations among us and these other funds are generally made in proportion to the relative amounts of capital available for new investments taking into account the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012, have qualified in each taxable year since, and intend to qualify annually hereafter; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting corporate U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.

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

On June 20, 2018, our stockholders approved the application of the modified asset coverage requirements, as approved by our Board on March 27, 2018, and we became subject to the 150% minimum asset coverage ratio, effective June 21, 2018.

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

As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 8, 2023. We may seek further stockholder approval to sell shares below net asset value in the future.

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

	Assumed Return on Our Portfolio
	(Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	-34.39%	-21.83%	-9.28%	3.28%	15.83%
(1)

The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.

(2)

Assumes $565.0 million in total assets, $340.0 million in debt outstanding, of which $334.6 million is senior securities outstanding, $225.0 million in net assets and an average cost of funds of 6.14%, which was the weighted average interest rate of borrowing on our revolving credit facility and 2026 Notes as of December 31, 2022. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 3.69%.

The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2022, the majority of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

The interest rates of our revolving credit facility and loans to our portfolio companies that extend beyond 2023 might be subject to change based on recent regulatory changes, including the discontinuation of LIBOR.

The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending transactions between banks on the London interbank market and has been widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

Most of our new investments are indexed to SOFR; however, we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, will need to be renegotiated to replace LIBOR with an alternative reference rate. Following the replacement of LIBOR, some or all of our credit agreements with our portfolio companies may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.

In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Many of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	a comparison of the portfolio company’s securities to publicly traded securities;
●	the enterprise value of a portfolio company;
●	the nature and realizable value of any collateral;
●	the portfolio company’s ability to make payments and its earnings and discounted cash flow;
●	the markets in which the portfolio company does business; and
●	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing shares of our common stock based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We adjust quarterly the valuation of our portfolio to reflect the determination of our Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss).

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Periods of market volatility could occur in response to pandemics or other events outside of our control. We, MC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, MC Advisors, a portfolio company or a counterparty to us, MC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies.

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

Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies' operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “We are exposed to risks associated with changes in interest rates.”

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

Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:

●	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
●	will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
●	generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;

●	may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
●	generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, our investments in the FIRE: Real Estate, Healthcare & Pharmaceuticals and Services: Business industries represented approximately 15.2%, 11.0% and 10.6%, respectively, of the fair value of our portfolio and are subject to certain risks particular to these industries. The laws and rules governing the business of companies in these industries and interpretations of those laws and rules are subject to frequent change and broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies operating in these industries to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Any of these factors could materially adversely affect the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us.

We may be subject to risks associated with real estate-related investments.

We may invest portions of our portfolio in the real estate industry, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond our control. Any of these factors could lead to a significant decline in the value of our real estate-related investments, and could in turn, materially adversely affect our business, financial condition and results of operations.

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

Our investments include original issue discount, or OID, components and may include PIK interest or PIK dividend components. For the year ended December 31, 2022, PIK interest and PIK dividends comprised approximately 11.8% and 0.8% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
●	The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
●	OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

●	OID instruments generally represent a significantly higher credit risk than coupon loans.
●	OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
●	The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
●	OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
●	preserve or enhance the value of our investment.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche secured transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;
●	the ability to control the conduct of such proceedings;
●	the approval of amendments to collateral documents;
●	releases of liens on the collateral; and
●	waivers of past defaults under collateral documents.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash pursuant to such plan. We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a stockholder’s particular characteristics. For individuals, the top marginal U.S. federal ordinary income tax rate is 37%. To the extent distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for a maximum qualified dividend U.S. federal tax rate of 20%. However, in this regard, it is anticipated that distributions paid by us will generally not be attributable to such dividends and, therefore, generally will not qualify for the U.S. preferential federal tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to an individual U.S. stockholder as long-term capital gains currently at a maximum U.S. federal tax rate of 20%.

As a result of receiving dividends in the form of our common stock, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our common stock.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of U.S. federal income tax at corporate rates, we will need to make sufficient distributions, a portion of which may be paid in shares of our common stock, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors may include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC or BDC status;
●	the ability of MRCC SBIC, or any other SBIC subsidiary we may form to obtain and maintain an SBIC license;
●	changes or perceived changes in earnings or variations in operating results;
●	changes or perceived changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	departure of MC Advisors’ key personnel;
●	the occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak);
●	operating performance of companies comparable to us;
●	general economic trends and other external factors, including the current COVID-19 pandemic; and
●	loss of a major funding source.

Risks Relating to the 2026 Notes

The 4.75% Notes due 2026 (the “2026 Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

The 2026 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of December 31, 2022, we had $204.6 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.

The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries. As of December 31, 2022, our subsidiaries did not have any outstanding indebtedness. Certain of these entities currently serve as guarantors under our revolving credit facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.

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

The indenture under which the 2026 Notes are issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investments in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2026 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as

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
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

As of December 31, 2022, we had approximately $204.6 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2026

Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of Monroe Capital employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-

incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or MC Advisors or certain of its affiliates, fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; Boston, Massachusetts; Miami, Florida; Naples, Florida; and Seoul, South Korea. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.

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

HOLDERS

As of February 28, 2023, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

PERFORMANCE GRAPH

The following graph compares the return on our common stock from December 29, 2017 to December 30, 2022, the last stock trading days of 2017 and 2022, respectively with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 29, 2017, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Price Range of Common Stock and Distributions

Our common stock began trading on The Nasdaq Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. Our common stock is now traded on the Nasdaq Global Select Market. Our common stock has historically traded both above and below net asset value (“NAV”).

The following table sets forth the high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV per share and the distributions declared by us since January 1, 2021:

				Premium	Premium
				(Discount)	(Discount)
				of	of
				High Sales	Low Sales
		Closing Sales Price		Price to	Price to	Declared
	NAV(1)	High	Low	NAV(2)	NAV(2)	Distributions(3)(4)
Year ending December 31, 2022
Fourth Quarter	$10.39	$9.28	$7.29	(10.7)%	(29.8)%	$0.25
Third Quarter	$10.43	$9.33	$7.24	(10.5)%	(30.6)%	$0.25
Second Quarter	$10.71	$10.93	$8.69	2.1%	(18.9)%	$0.25
First Quarter	$11.30	$11.31	$10.42	0.1%	(7.8)%	$0.25
Year ending December 31, 2021
Fourth Quarter	$11.51	$11.82	$10.15	2.7%	(11.8)%	$0.25
Third Quarter	$11.45	$11.13	$10.14	(2.8)%	(11.4)%	$0.25
Second Quarter	$11.36	$11.50	$10.17	1.2%	(10.5)%	$0.25
First Quarter	$11.08	$10.15	$8.08	(8.4)%	(27.1)%	$0.25
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated by taking the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.
(3)	Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”
(4)	Our management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. There was no return of capital for tax purposes for the years ended December 31, 2022 or 2021.

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

	December 31, 2022
Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)
Estimated annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	3.94	%(4)
Incentive fees payable under the Investment Advisory Agreement	2.45	%(5)
Interest payments on borrowed funds	9.08	%(6)
Other expenses (estimated)	1.64	%(7)
Acquired fund fees and expenses	2.09	%(8)
Total annual expense (estimated)	19.20	%(9)
(1)	In the event that the securities to which this prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	The related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of the dividend reinvestment plan are included in “other expenses.” See “Dividend Reinvestment Plan.”
(4)	Our base management fee is calculated initially at an annual rate of 1.75% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to our exemptive relief with respect to MRCC SBIC’s SBA debentures. The “base management fee” percentage is calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. The base management fee in the table above assumes the base management fee remains consistent with fees incurred, gross of the base management fee waiver, if applicable, for the quarter ended December 31, 2022 of $2.2 million, based on average total assets (excluding cash) for the period of $542.5 million, as a percentage of our average net assets for the period of $225.5 million. See “Management and Other Agreements — Investment Advisory Agreement.”

(5)	Estimated assuming that annual incentive fees earned by MC Advisors remains consistent with the incentive fees earned, gross of the Incentive Fee Limitation due to the total return requirement and the incentive fee waivers, if applicable, for the quarter ended December 31, 2022 of $1.4 million, as a percentage of our average net assets of $225.5 million for the period. For information about our Incentive Fee Limitation and incentive fee waivers, see “Management and Other Agreements — Investment Advisory Agreement” and “Consolidated Statements of Operations” in our financial statements incorporated by reference into this prospectus.

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

See “Management and Other Agreements — Investment Advisory Agreement.”

(6)	We may borrow funds from time to time to make investments to the extent we determine that it is appropriate to do so. The costs associated with any outstanding borrowings are indirectly borne by our investors. The table assumes borrowings are consistent with the average borrowings for the quarter ended December 31, 2022 of $317.9 million, no preferred stock issued or outstanding and average net assets of $225.5 million. For the quarter ended December 31, 2022, we had interest expense of $5.1 million (including fees for unused portions of commitments and amortization of deferred financing costs). As of December 31, 2022, the weighted average interest rate of our revolving credit facility (excluding debt issuance costs) was 7.02% and the interest rate on our senior unsecured notes was 4.75%. Although we do not have any current plans to issue debt securities or preferred stock in the next twelve months, we may issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)	Includes our estimated overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by MC Management. The table above assumes “other expenses” remain consistent with the $0.9 million incurred during the quarter ended December 31, 2022 and average net assets for the period of $225.5 million.

(8)	Our stockholders indirectly bear the expenses of our investment in SLF. SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the quarter ended December 31, 2022, SLF incurred $62 thousand of allocable expenses. The table above assumes “acquired fund fees and expenses” remain consistent with the $1.2 million of expenses incurred for the quarter ended December 31, 2022 and average net assets for the period of $225.5 million. Future expenses for SLF may be substantially higher or lower because certain expenses may fluctuate over time.
(9)	“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. We calculate the “total annual expenses” percentage as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been purchased with borrowed amounts. The terms of our indebtedness may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings” incorporated by reference into this prospectus and in other documents incorporated by reference into this prospectus. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets for the quarter ended December 31, 2022, our “total annual expenses” would be 7.89% of average consolidated total assets for the period of $548.8 million. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%. We have included our estimated leverage expenses (consistent with the assumptions in footnote (7)) in “total annual expenses.”

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

Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2022, our portfolio included approximately 80.2% senior secured loans, 3.8% unitranche secured loans, 4.1% junior secured loans and 11.9% equity securities, compared to December 31, 2021, when our portfolio included approximately 75.4% senior secured loans, 9.2% unitranche secured loans, 2.6% junior secured loans and 12.8% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the year ended December 31, 2022, we invested $59.9 million in 20 new portfolio companies and $74.4 million in 45 existing portfolio companies and had $137.8 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $3.5 million for the year.

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

The following table shows portfolio yield by security type:

	December 31, 2022		December 31, 2021
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	11.8%	11.8%	8.5%	8.5%
Unitranche secured loans	4.8	5.2	5.1	5.4
Junior secured loans	11.4	11.4	10.1	10.1
Preferred equity securities	2.7	2.7	3.0	3.0
Total	11.0%	11.0%	7.9%	8.0%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average contractual coupon yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. As of December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. The weighted average effective yield including debt investments acquired for no cost in a restructuring on non-accrual status was 9.0% for junior secured loans and 7.9% in total as of December 31, 2021. As of December 31, 2022, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	December 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$434,023	80.2%	$423,700	75.4%
Unitranche secured loans	20,633	3.8	51,494	9.2
Junior secured loans	22,193	4.1	14,364	2.6
LLC equity interest in SLF	35,509	6.6	41,125	7.3
Equity securities	28,682	5.3	31,010	5.5
Total	$541,040	100.0%	$561,693	100.0%

Our portfolio composition remained relatively consistent with December 31, 2021. Our effective yields increased from December 31, 2021, driven primarily by increases in LIBOR and SOFR. All of our loans were above the interest rate floors at December 31, 2022.

The following table shows our portfolio composition by industry (in thousands):

	December 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,436	1.4%	$7,972	1.4%
Automotive	16,637	3.1	21,556	3.8
Banking	19,817	3.7	6,712	1.2
Beverage, Food & Tobacco	12,470	2.3	19,133	3.4
Capital Equipment	19,012	3.5	12,839	2.3
Chemicals, Plastics & Rubber	4,445	0.8	10,163	1.8
Construction & Building	6,706	1.2	16,636	3.0
Consumer Goods: Durable	9,338	1.7	9,734	1.7
Consumer Goods: Non-Durable	3,508	0.6	8,460	1.5
Environmental Industries	6,558	1.2	17,693	3.2
FIRE: Finance	23,892	4.4	15,681	2.8
FIRE: Real Estate	82,498	15.2	76,698	13.6
Healthcare & Pharmaceuticals	59,273	11.0	53,179	9.5
High Tech Industries	52,891	9.8	54,085	9.6
Hotels, Gaming & Leisure	2,720	0.5	2,706	0.5
Investment Funds & Vehicles	35,509	6.6	41,125	7.3
Media: Advertising, Printing & Publishing	19,777	3.7	16,794	3.0
Media: Broadcasting & Subscription	2,691	0.5	2,477	0.5
Media: Diversified & Production	36,164	6.7	24,220	4.3
Retail	9,306	1.7	11,478	2.0
Services: Business	57,308	10.6	71,540	12.7
Services: Consumer	31,324	5.8	39,248	7.0
Telecommunications	7,595	1.4	5,988	1.1
Wholesale	14,165	2.6	15,576	2.8
Total	$541,040	100.0%	$561,693	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$766	0.1%
2	469,772	86.8
3	61,501	11.4
4	8,619	1.6
5	382	0.1
Total	$541,040	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2021 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$1,759	0.3%
2	465,224	82.9
3	75,942	13.5
4	18,136	3.2
5	632	0.1
Total	$561,693	100.0%

As of December 31, 2022, we had four borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC (“BLST”), Education Corporation of America (“ECA”), NECB Collections, LLC (“NECB”) and Vinci Brands LLC (formerly Incipio, LLC) (“Vinci”), and these investments totaled $2.8 million of fair value, or 0.5% of our total investments at fair value at December 31, 2022. As of December 31, 2021, we had six borrowers with loans or preferred equity securities on non-accrual status (BLST, Curion Holdings, LLC (“Curion”), ECA, NECB, Toojay’s Management, LLC (“Toojay’s OldCo”) and Vinci), and these investments totaled $14.7 million of fair value, or 2.6% of our total investments at fair value at December 31, 2021.

Results of Operations

Operating results were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020 (1)
Total investment income	$56,566	$53,830	$61,581
Total operating expenses, net of base management fee and incentive fee waivers	32,969	31,380	30,823
Net investment income before income taxes	23,597	22,450	30,758
Income taxes, including excise taxes	1,405	282	370
Net investment income	22,192	22,168	30,388
Net realized gain (loss) on investments	(1,130)	(21,764)	2,551
Net realized gain (loss) on extinguishment of debt	(1,039)	(3,110)	—
Net realized gain (loss) on foreign currency forward contracts	119	(48)	(16)
Net realized gain (loss) on foreign currency and other transactions	(36)	(895)	(14)
Net realized gain (loss)	(2,086)	(25,817)	2,521
Net change in unrealized gain (loss) on investments	(23,782)	34,579	(30,559)
Net change in unrealized gain (loss) on foreign currency forward contracts	726	894	(54)
Net change in unrealized gain (loss) on foreign currency and other transactions	164	635	(650)
Net change in unrealized gain (loss)	(22,892)	36,108	(31,263)
Net increase (decrease) in net assets resulting from operations	$(2,786)	$32,459	$1,646
(1)

In May 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate” or “Rockdale”) in the legal proceeding between the Estate and a national insurance carrier. Our share of the net proceeds from the award exceeded the contractual obligations due to us as a result of our right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. In June 2020, we received $33.1 million as an initial payment of proceeds from the legal proceedings from the Estate, of which $19.5 million was recorded as a reduction in the cost basis of our investment in Rockdale, $3.9 million was recorded as the collection of previously accrued interest, $7.4 million was recorded as investment income for previously unaccrued interest and fees and $2.3 million was recorded as realized gains. Additionally, as an offset, we recorded net change in unrealized (loss) of ($8.2) million primarily as a result of the reversal associated with the collection of proceeds from the Estate. Total net income associated with our investment in Rockdale was $1.9 million during the year ended December 31, 2020. In December 2022, we received $0.6 million of the remaining proceeds from the Estate, which was recorded as a realized gain. As of December 31, 2022, we have a remaining investment in Rockdale associated with residual proceeds currently expected from the Estate of $0.6 million.

Investment Income

The composition of our investment income was as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Interest income	$41,449	$35,738	$42,640
PIK interest income	6,689	8,320	8,776
Dividend income (1)	4,161	5,712	4,557
Fee income	2,380	1,267	3,222
Prepayment gain (loss)	803	1,691	1,133
Accretion of discounts and amortization of premiums	1,084	1,102	1,253
Total investment income	$56,566	$53,830	$61,581
(1)	During the years ended December 31, 2022, 2021 and 2020, includes PIK dividends of $475, $1,164 and $157, respectively.

The increase in investment income of $2.7 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily the result of an increase in interest income and fee income, partially offset by a decrease in dividend income. The increase in interest income was primarily as a result of increases in effective rates on the portfolio as a result of the rising interest rate environment and the one-time benefit from the receipt of $2.0 million in previously unrecorded interest income associated with the repayment of our loan investment in Curion. Curion had been on non-accrual status and proceeds were received in excess of the cost basis as a result of the successful sale of the portfolio company. The decrease in investment income of $7.8 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily the result of the inclusion of $7.4 million of previously unrecorded interest and fee income associated with our investment in Rockdale during the year ended December 31, 2020.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Interest and other debt financing expenses	$17,080	$16,074	$17,989
Base management fees, net of base management fee waivers (1)	9,000	9,514	9,377
Incentive fees, net of incentive fee waivers (2)	3,602	2,206	—
Professional fees	894	1,013	1,023
Administrative service fees	1,163	1,357	1,300
General and administrative expenses	1,082	1,072	989
Directors’ fees	148	144	145
Total operating expenses, net of base management fee and incentive fee waivers	$32,969	$31,380	$30,823
(1)	Base management fees for the year ended December 31, 2022, 2021 and 2020 were $9,055, $9,514 and $9,807, respectively, and MC Advisors elected to voluntarily waive $55, zero and $430, respectively, of these base management fees.
(2)	During the years ended December 31, 2022, 2021 and 2020, MC Advisors waived part one incentive fees (based on net investment income) of $525, $1,484 and $712, respectively. Incentive fees during the years ended December 31, 2022, 2021 and 2020 were limited by zero, zero and $5,012 due to the Incentive Fee Limitation, respectively. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Interest expense - revolving credit facility	$8,442	$4,593	$5,594
Interest expense - 2023 Notes	—	837	6,270
Interest expense - 2026 Notes	6,220	5,763	—
Interest expense - SBA debentures	292	2,676	3,944
Amortization of deferred financing costs	2,126	2,205	2,181
Total interest and other debt financing expenses	$17,080	$16,074	$17,989
Average debt outstanding	314,053	332,034	370,904
Average stated interest rate	4.7%	4.1%	4.2%

The increase in operating expenses of $1.6 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily the result of an increase in incentive fees, net of incentive fee waivers, and interest and other debt financing expenses, partially offset by a decrease in base management fees. The increase in interest and other debt financing expenses is primarily as a result of the increase in average stated interest rate as a result of the rising interest rate environment, partially offset by lower average debt outstanding. The increase in operating expenses of $0.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, is primarily the result of an increase in incentive fees, net of incentive fee waivers, partially offset by a decrease in interest expense due to lower average debt outstanding (including our repayment of $58.1 million in SBA debentures during the year ended December 31, 2021). Additionally, the refinance of our 5.75% 2023 Notes with the 4.75% 2026 Notes during the year ended December 31, 2021 contributed to the decline in interest expense.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2022, 2021 and 2020, we recorded a net expense on the consolidated statements of operations of $0.1 million, $0.3 million, and $0.4 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2022, 2021 and 2020, we recorded a net tax expense on the consolidated statements of operations of $1.3 million, $4 thousand and $2 thousand, respectively, for these subsidiaries.

Net Realized Gain (Loss)

During the years ended December 31, 2022, 2021 and 2020, we had sales or dispositions of investments resulting in ($1.1) million, ($21.8) million and $2.6 million of net realized gain (loss), respectively. During 2022, the net realized loss was primarily attributable to the realization of the previously recorded unrealized loss on our investment in Toojay’s OldCo partially offset by the realization of the previously recorded unrealized gain on our investment in Rockdale. During 2021, the realized losses were primarily attributable to the realization of the previously recorded unrealized loss on our investments in Worth Collection, Ltd., SHI Holdings, Inc., Parterre Flooring and Surface Systems LLC and Answers Finance, LLC, partially offset by the gain on the disposition of Luxury Optical Holdings Co. During 2020, $2.3 million of the net realized gain was attributable to our investment in Rockdale.

During the years ended December 31, 2022, 2021 and 2020, we had extinguishment of debt resulting in ($1.0) million, ($3.1) million and zero of net realized gain (loss), respectively. During 2022, the realized loss was due to the repayment of our remaining $56.9 million of SBA debentures on March 1, 2022. During 2021, the realized loss was due to our $109.0 million repayment of the

2023 Notes on February 18, 2021 and the repayment of $28.1 million of SBA debentures on March 1, 2021 and $30.0 million of SBA debentures on September 1, 2021.

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2022, 2021 and 2020, we had $0.1 million, ($48) thousand and ($16) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2022, 2021 and 2020, we had ($36) thousand, ($0.9) million and ($14) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the years ended December 31, 2022, 2021 and 2020, our investments had ($23.8) million, $34.6 million and ($30.6) million of net change in unrealized gain (loss), respectively. During the year ended December 31, 2022, the net change in unrealized loss on investments was primarily attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2022 of $17.5 million. Additionally, overall market volatility and spread widening in the loan market, including approximately $6.1 million of unrealized losses attributable to our investment in SLF contributed to the net unrealized loss on investments.

The net change in unrealized gains during the year ended December 31, 2021 was primarily attributable to the realization of previously recorded unrealized losses upon the disposition of certain assets during the year. Excluding the $26.5 million reversal of previously recognized unrealized losses on our investments due to realizations during the year, we estimate approximately $9.7 million of the net unrealized gain on investments during the year ended December 31, 2021 was attributable to broad market movements and tightening of credit spreads in the loan markets. Approximately $7.9 million of these net unrealized gains were attributable to investments held in the portfolio directly, while approximately $1.8 million of these gains were attributable to our investment in SLF. This was partially offset by ($1.6) million in net unrealized losses on investments attributable to portfolio company concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

For the years ended December 31, 2022, 2021 and 2020, our foreign currency forward contracts had $0.7 million, $0.9 million, and ($54) thousand of net change in unrealized gain (loss), respectively. For the years ended December 31, 2022, 2021 and 2020, our foreign currency borrowings had $0.2 million, $0.6 million and ($0.7) million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2022, 2021 and 2020, the net increase (decrease) in net assets from operations was ($2.8) million, $32.5 million and $1.6 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2022, 2021 and 2020, our per share net increase (decrease) in net assets resulting from operations was ($0.13), $1.51 and $0.08, respectively. The $35.3 million decrease during the year ended December 31, 2022, is primarily the result of net unrealized mark-to-market losses on investments primarily due to market volatility and spread widening in the loan market and unrealized losses on portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale during the year ended December 31, 2022, as compared to the year ended December 31, 2021, where investments in the portfolio experienced net mark-to-market gains, primarily attributable to broad market movements and the tightening of credit spreads in the loan markets and unrealized gains on certain portfolio companies that had underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.

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

Liquidity and Capital Resources

As of December 31, 2022, we had $5.5 million in cash, $204.6 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $50.4 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA, prior to its dissolution, from the asset coverage test under the 1940 Act. As of December 31, 2022 and December 31, 2021, our asset coverage ratio based on aggregate borrowings outstanding was 167% and 189%, respectively.

Cash Flows

For the year ended December 31, 2022, we experienced a net increase (decrease) in cash and restricted cash of ($12.6) million. During the same period operating activities provided $14.1 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $26.7 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility.

For the year ended December 31, 2021, we experienced a net increase (decrease) in cash and restricted cash of ($14.3) million. During the same period operating activities provided $20.0 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used $34.3 million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by net proceeds from shares issued under the at-the-market (“ATM”) securities offering program.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 8, 2022, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both December 31, 2022 and 2021, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into ATM equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the year ended December 31, 2022. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million.

Borrowings

Revolving Credit Facility: We have a $255.0 million revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits us, under certain circumstances to increase the size of the facility up to $400.0 million. The revolving credit facility is secured by a lien on all of our assets, including cash on hand, but excluding the assets of our wholly-owned subsidiary, MRCC SBIC, prior to its dissolution. We may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility.

On December 27, 2022, we amended the revolving credit facility which extended the maturity date from March 1, 2024 to December 27, 2027, increased the advance rate against certain types of assets in the portfolio, with corresponding adjustments to the concentration limits and replaced LIBOR benchmark provisions with term SOFR benchmark provisions. The other significant terms of the credit facility remained unchanged. We incurred expenses of $1.8 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

Our ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits us to borrow up to 72.5% of the fair market value of our portfolio company investments depending on the type of investment we hold and whether the investment is quoted. Our ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by us under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, our maintenance of: (1) minimum consolidated total net assets at least equal to $150.0 million plus 65% of the net proceeds to us from sales of our equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires us to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain our relationship with MC Advisors. If we incur an event of default under the revolving credit facility and fail to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect our liquidity, financial condition, results of operations and cash flows.

Our revolving credit facility also imposes certain conditions that may limit the amount of our distributions to stockholders. Distributions payable in our common stock under the dividend reinvestment plan (“DRIP”) are not limited by the revolving credit facility. Distributions in cash or property other than common stock are generally limited to 115% of the amount of distributions required to maintain our status as a RIC.

As of December 31, 2022, we had U.S. dollar borrowings of $204.6 million. As of December 31, 2021, we had U.S. dollar borrowings of $146.4 million and non-U.S. dollar borrowings denominated in Great Britain pounds of £3.4 million ($4.6 million in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled $0.2 million, $0.7 million, and ($0.7) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any utilized portion of the revolving credit facility if the unused portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any utilized portion of the revolving credit facility if the unused portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 7.0% and 3.1%, respectively.

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

SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding SBA debentures utilizing a borrowing on our revolving credit facility and the restricted cash at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $1.0 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.

As of December 31, 2022 and December 31, 2021, MRCC SBIC had zero and $57.6 million, respectively, in leverageable capital and the following SBA debentures outstanding (in thousands):

Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the years ended December 31, 2022, 2021 and 2020 totaled $21.7 million ($1.00 per share), $21.5 million ($1.00 per share) and $23.1 million ($1.10 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.

In October 2012, we adopted an “opt out” DRIP for our common stockholders. When we declare a distribution, our stockholders’ cash distributions will automatically be reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

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

 SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both December 31, 2022 and December 31, 2021, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of December 31, 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded. As of December 31, 2021, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $84.3 million was funded.

As of both December 31, 2022 and 2021, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of December 31, 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of December 31, 2021, $42.2 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the years ended December 31, 2022, 2021 and 2020, we received $3.6 million, $4.3 million and $4.4 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $175.0 million, subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2022, 2021 and 2020, SLF incurred $0.2 million, $0.2 million, and $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of December 31, 2022 and 2021, SLF had total assets at fair value of $192.8 million and $194.6 million, respectively. As of December 31, 2022 and 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $0.4 million and $1.1 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2022 and 2021, SLF had $4.6 million and $2.1 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021
Senior secured loans (1)	197,867	193,062
Weighted average current interest rate on senior secured loans (2)	9.7%	5.9%
Number of portfolio company investments in SLF	60	57
Largest portfolio company investment (1)	6,650	6,720
Total of five largest portfolio company investments (1)	27,026	27,074
(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity		Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%		2/26/2027		319	122
							8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%		12/1/2027		1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%		12/1/2027		388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%		12/1/2027		132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		43	43
Wheel Pros, Inc.	L	4.50%	8.82%		5/11/2028		1,932	1,321
							5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00	% PIK (e)	n/a	(f)	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%		7/3/2025		3,581	3,581
							4,647	3,996
Capital Equipment
Analogic Corporation	L	5.25%	9.66%		6/24/2024		4,703	4,433
DS Parent, Inc.	L	5.75%	9.92%		12/8/2028		2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%		1/7/2028		2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%		1/7/2028		592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%		1/7/2028		296	—
							10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%		6/15/2023		1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%		5/5/2028		4,253	4,131
							5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%		10/20/2025		2,879	2,458
							2,879	2,458
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%		5/1/2024		1,664	1,166
Runner Buyer INC.	L	5.50%	10.23%		10/23/2028		2,978	2,114
							4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%		9/26/2025		2,393	1,950
							2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%		2/26/2027		4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%		3/17/2025		2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%		8/5/2024		3,184	3,072
							10,297	10,146
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%		7/30/2025		4,469	4,313
Offen, Inc.	L	5.00%	9.38%		6/22/2026		2,249	2,249
Offen, Inc.	L	5.00%	9.38%		6/22/2026		867	867
							7,585	7,429

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands)

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%		12/13/2024	2,901	$2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%		3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%		12/17/2027	2,955	2,822
						10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%		1/30/2026	4,800	4,020
						4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%		11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%		10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%		12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%		7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%		1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%		1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%		1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%		7/9/2025	4,760	4,018
						19,519	17,250
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%		7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%		5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%		12/12/2025	3,190	3,143
						11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%		4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%		6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%		3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%		3/28/2025	769	—
						12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%		9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%		9/11/2025	167	—
						4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%		12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%		7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%		3/30/2029	3,325	3,242
						14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%		9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%		4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%		4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%		3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	543	494
			9.80	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%		8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%		7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%		11/29/2024	2,362	2,362
						37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%		8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%		8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%		10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%		3/9/2029	2,481	2,322
						7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%		7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%		8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%		10/31/2025	2,000	1,904
						5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%		5/7/2027	4,955	4,955
						4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%		10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%		10/1/2025	245	239
						1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%		6/30/2025	4,774	4,219
						4,774	4,219

TOTAL INVESTMENTS							$183,150
(a)All investments are U.S. companies unless otherwise noted.
(b)The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)This is an international company.
(d)All or a portion of this commitment was unfunded as of December 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)This position was on non-accrual status as of December 31, 2022, meaning that we have ceased accruing interest income on the position.
(f)This is a demand note with no stated maturity.

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

Below is certain summarized financial information for SLF as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value	$183,150	$189,109
Cash	1,608	40
Restricted cash	6,454	4,862
Interest receivable	1,613	600
Other assets	5	12
Total assets	192,830	194,623
Liabilities
Revolving credit facility	122,215	94,765
Less: Unamortized deferred financing costs	(1,518)	(2,319)
Total debt, less unamortized deferred financing costs	120,697	92,446
Payable for open trades	—	19,367
Interest payable	769	242
Accounts payable and accrued expenses	346	318
Total liabilities	121,812	112,373
Members’ capital	71,018	82,250
Total liabilities and members’ capital	$192,830	$194,623

	For the years ended December 31,
	2022	2021	2020
Investment income:
Interest income	$15,400	$13,164	$15,578
Total investment income	15,400	13,164	15,578
Expenses:
Interest and other debt financing expenses	6,009	3,918	5,227
Professional fees	814	647	666
Total expenses	6,823	4,565	5,893
Net investment income	8,577	8,599	9,685
Net gain (loss):
Net realized gain (loss)	(3,089)	—	(1,713)
Net change in unrealized gain (loss)	(10,520)	3,734	(5,429)
Net gain (loss)	(13,609)	3,734	(7,142)
Net increase (decrease) in members’ capital	$(5,032)	$12,333	$2,543

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.
●	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC

Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources – MRCC Senior Loan Fund I, LLC” for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board, is also a manager of MC Advisors and the Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table shows our significant contractual payment obligations for repayment as of December 31, 2022 (in thousands):

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Revolving credit facility	$204,600	$—	$—	$204,600	$—
2026 Notes	130,000	—	—	130,000	—
Unfunded commitments (1)	63,450	63,450	—	—	—
Total contractual obligations	$398,050	$63,450	$—	$334,600	$—
(1)	Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2022.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2022 and 2021, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $63.5 million and $55.5 million, respectively. As of December 31, 2022 and 2021, we had unfunded commitments to SLF of $7.3 million and $7.8 million, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Senior Securities

Information about our senior securities is shown in the following table as of December 31, 2022 and for the years indicated in the table (dollars in thousands). This annual information has been derived from our audited consolidated financial statements for each respective period, which have been audited by RSM US LLP, our independent registered public accounting firm. RSM US LLP’s report on the senior securities table as of December 31, 2022 is attached as an exhibit 99.1 of this report.

	Total Amount
	Outstanding		Involuntary
	Exclusive of		Liquidating
	Treasury	Asset Coverage	Preference per	Asset Market
Class and Year	Securities (1)	per Unit (2)	Unit (3)	Value per Unit (4)
Revolving Credit Facility
December 31, 2022	$204,600	$1,673	—	N/A
December 31, 2021	151,045	1,888	—	N/A
December 31, 2020	126,559	1,995	—	N/A
December 31, 2019	180,294	1,862	—	N/A
December 31, 2018	136,026	2,262	—	N/A
December 31, 2017	117,092	3,380	—	N/A
December 31, 2016	129,000	2,848	—	N/A
December 31, 2015	123,700	2,462	—	N/A
December 31, 2014	82,300	2,547	—	N/A
December 31, 2013	76,000	2,644	—	N/A

5.75% Notes due 2023
December 31, 2020	$109,000	$1,995	—	$940	(5)
December 31, 2019	109,000	1,862	—	1,005	(5)
December 31, 2018	69,000	2,262	—	986	(5)

4.75% Notes due 2026
December 31, 2022	$130,000	$1,673	—	N/A
December 31, 2021	130,000	1,888	—	N/A

Secured Borrowings(6)
December 31, 2016(7)	$1,320	$2,848	—	N/A
December 31, 2015(8)	2,535	2,462	—	N/A
December 31, 2014(9)	4,134	2,547	—	N/A
December 31, 2013(10)	7,997	2,644	—	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit (including for the 5.75% Notes due 2023 and 4.75% Notes due 2026, which were issued in $25 and $2,000 increments, respectively). On October 2, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of MRCC SBIC guaranteed by the SBA from our asset coverage test under the 1940 Act.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)	Not applicable, except for with respect to the 5.75% Notes due 2023, as the other senior securities are not registered for public trading.
(5)	The average market value for the 5.75% Notes due 2023 is calculated as the average daily closing prices of such notes on the Nasdaq Global Select Market for the years ended December 31, 2020, 2019 and 2018, as applicable, divided by the par value per unit of such notes. This average market value is multiplied by $1,000 to determine the Average Market Value per Unit.
(6)	Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. Amounts presented in this table represent the par amount outstanding.
(7)	The secured borrowings have a weighted average stated interest rate of 6.26%, a weighted average years to maturity of 1.0 year and a fair value as of December 31, 2016 of $1,314.

(8)	The secured borrowings have a weighted average stated interest rate of 5.75%, a weighted average years to maturity of 2.0 years and a fair value as of December 31, 2015 of $2,476.
(9)	The secured borrowings have a weighted average stated interest rate of 5.45%, a weighted average years to maturity of 3.0 years and a fair value as of December 31, 2014 of $4,008.
(10)	The secured borrowings have a weighted average stated interest rate of 4.33%, a weighted average years to maturity of 4.0 years and a fair value as of December 31, 2013 of $7,943.

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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where inflationary pressures have reached historical highs and we are enduring a rate-hiking regime. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the rising rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premia with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to rising rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. In the fourth quarter of 2022 alone, the volume of leveraged buyouts (“LBO”) financed in the direct lending market was 8.2 times higher than the volume of syndicated LBOs, and 4.1 times higher for the full year 2022. Alongside retracting valuations, the middle market also saw a consistent trend toward lower leverage and loan-to-value structures coupled with increase spreads.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.

(1)	As of 12/31/22. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index, Bloomberg Barclays Indices for US IG Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)	Refinitiv LPC’s 4Q22 Sponsored Middle Market Private Deals Analysis – January 2023.

Recent Developments

On March 1, 2023, our Board declared a quarterly distribution of $0.25 per share payable on March 31, 2023 to holders of record on March 15, 2023.

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

As of December 31, 2022, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the years ended December 31, 2022, 2021 and 2020, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak and the Russian invasion of Ukraine have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and the Russian invasion of Ukraine and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business and Structure – The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” and “The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.”

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase (decrease)	Increase (decrease)	Net increase (decrease)
Change in Interest Rates	in interest income	in interest expense	in net investment income (1)
Down 25 basis points	$(1,124)	$(511)	$(613)
Up 100 basis points	4,877	2,086	2,791
Up 200 basis points	9,370	4,132	5,238
Up 300 basis points	13,853	6,178	7,675
(1)	Excludes the impact of income based incentive fees. See Note 6 for more information on income based incentive fees.

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

Currency Risk

We may also have exposure to foreign currencies (currently the Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2022, we had foreign currency forward contracts in place for AUD 17.4 million associated with future principal and interest payments on certain investments.

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)(1) and (2) Consolidated Financial Statements and Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Monroe Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value of Level 3 Investments

As discussed in Notes 2 and 4 to the financial statements, the Company records substantially all of its financial instruments at fair value, which represents the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or inputs. When observable market prices or inputs are not available, management will apply valuation techniques, which involve management estimation and judgment, to estimate the fair value of the financial instrument utilizing inputs that are not observable in the market, which are classified as Level 3 investments according to the fair value hierarchy discussed in Note 4. As discussed in Note 4 to the financial statements, the fair value of the Company’s investments that were valued using techniques with inputs that were not observable in the market was $505,237 thousand as of December 31, 2022.

We identified the fair value of investments valued by management using inputs that are not observable in the market as a critical audit matter because of the management judgment necessary to select the valuation techniques used to estimate the fair value of the investments and to estimate the significant unobservable inputs used in those valuation techniques. Auditing management’s estimates and judgments involved a high degree of auditor judgement and increased audit effort, including the use of valuation specialists, due to the impact these estimates and judgments have on the estimates of fair value.

The audit procedures we performed related to investments valued by management using inputs that are not observable in the market included the following, among others:

•	We selected a sample of investments and tested management’s judgments and assumptions utilized in the determination of the fair value through the performance of the following procedures:
o

We evaluated the appropriateness of the valuation techniques by reviewing the reasonableness of significant changes in those valuation techniques from the prior year-end, if applicable, and also, comparing to those used by market participants.

o

We evaluated the reasonableness of certain significant unobservable inputs, including changes to those inputs from the prior year-end, if applicable, by comparing them to external data such as the historical and forecasted operating results and the capital structure of the portfolio company, market data for comparable portfolio companies and terms of executed agreements.

o

We tested both the source information used by management in the valuation technique to determine certain significant unobservable inputs and the mathematical accuracy used to compute the significant unobservable inputs.

•	For a sample of investments, we utilized valuation specialists to assist in the following:
o	Evaluating the appropriateness of the Company’s valuation techniques by comparing them to those used by market participants.
o	Developing an independent range of certain unobservable inputs such as market yield, financial performance measures, and discount rates and comparing them to the assumptions used by the Company.
•	For a sample of investments, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date, considering changes in market or investment specific factors, among others, when applicable.

/s/ RSM US LLP

RSM US LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois

March 1, 2023

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$418,913	$430,287
Non-controlled affiliate company investments	86,618	90,281
Controlled affiliate company investments	35,509	41,125
Total investments, at fair value (amortized cost of: $579,307 and $576,178, respectively)	541,040	561,693
Cash	5,450	2,622
Restricted cash	—	15,459
Unrealized gain on foreign currency forward contracts	1,507	781
Interest receivable	16,457	9,476
Other assets	541	427
Total assets	564,995	590,458

LIABILITIES
Debt:
Revolving credit facility	204,600	151,045
2026 Notes	130,000	130,000
SBA debentures payable	—	56,900
Total debt	334,600	337,945
Less: Unamortized deferred financing costs	(4,486)	(5,794)
Total debt, less unamortized deferred financing costs	330,114	332,151
Interest payable	3,041	3,304
Management fees payable	2,221	2,454
Incentive fees payable	1,380	435
Accounts payable and accrued expenses	3,220	2,643
Total liabilities	339,976	340,987
Net assets	$225,019	$249,471

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,700	298,687
Accumulated undistributed (overdistributed) earnings	(73,703)	(49,238)
Total net assets	$225,019	$249,471

Net asset value per share	$10.39	$11.51

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$35,751	$33,381	$42,928
Payment-in-kind interest income	3,009	1,836	3,928
Dividend income	372	400	10
Fee income	2,380	1,231	3,222
Total investment income from non-controlled/non-affiliate company investments	41,512	36,848	50,088
Non-controlled affiliate company investments:
Interest income	7,585	5,150	2,098
Payment-in-kind interest income	3,680	6,484	4,848
Dividend income	189	987	147
Fee income	—	36	—
Total investment income from non-controlled affiliate company investments	11,454	12,657	7,093
Controlled affiliate company investments:
Dividend income	3,600	4,325	4,400
Total investment income from controlled affiliate company investments	3,600	4,325	4,400
Total investment income	56,566	53,830	61,581

Operating expenses:
Interest and other debt financing expenses	17,080	16,074	17,989
Base management fees	9,055	9,514	9,807
Incentive fees	4,127	3,690	712
Professional fees	894	1,013	1,023
Administrative service fees	1,163	1,357	1,300
General and administrative expenses	1,082	1,072	989
Directors’ fees	148	144	145
Expenses before base management fee and incentive fee waivers	33,549	32,864	31,965
Base management fee waivers	(55)	—	(430)
Incentive fee waivers	(525)	(1,484)	(712)
Total operating expenses, net of base management fee and incentive fee waivers	32,969	31,380	30,823
Net investment income before income taxes	23,597	22,450	30,758
Income taxes, including excise taxes	1,405	282	370
Net investment income	22,192	22,168	30,388

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(1,129)	(16,127)	2,551
Non-controlled affiliate company investments	(1)	(5,637)	—
Extinguishment of debt	(1,039)	(3,110)	—
Foreign currency forward contracts	119	(48)	(16)
Foreign currency and other transactions	(36)	(895)	(14)
Net realized gain (loss)	(2,086)	(25,817)	2,521

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(12,287)	27,788	(20,397)
Non-controlled affiliate company investments	(5,379)	4,950	(7,034)
Controlled affiliate company investments	(6,116)	1,841	(3,128)
Foreign currency forward contracts	726	894	(54)
Foreign currency and other transactions	164	635	(650)
Net change in unrealized gain (loss)	(22,892)	36,108	(31,263)

Net gain (loss)	(24,978)	10,291	(28,742)

Net increase (decrease) in net assets resulting from operations	$(2,786)	$32,459	$1,646

Per common share data:
Net investment income per share - basic and diluted	$1.02	$1.03	$1.45
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.13)	$1.51	$0.08
Weighted average common shares outstanding - basic and diluted	21,666	21,453	20,924

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2019	20,445	$20	$288,850	$(39,513)	$249,357
Net investment income	—	—	—	30,388	30,388
Net realized gain (loss)	—	—	—	2,521	2,521
Net change in unrealized gain (loss)	—	—	—	(31,263)	(31,263)
Issuance of common stock, net of offering and underwriting costs	859	1	6,494	—	6,495
Distributions to stockholders	—	—	—	(23,064)	(23,064)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(447)	447	—
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434

Net investment income	—	$—	$—	$22,168	$22,168
Net realized gain (loss)	—	—	—	(25,817)	(25,817)
Net change in unrealized gain (loss)	—	—	—	36,108	36,108
Issuance of common stock, net of offering and underwriting costs	362	1	4,091	—	4,092
Distributions to stockholders	—	—	—	(21,514)	(21,514)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(301)	301	—
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471

Net investment income	—	$—	$—	$22,192	$22,192
Net realized gain (loss)	—	—	—	(2,086)	(2,086)
Net change in unrealized gain (loss)	—	—	—	(22,892)	(22,892)
Issuance of common stock, net of offering and underwriting costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	13	(13)	—
Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,786)	$32,459	$1,646
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	1,130	21,764	(2,551)
Net realized (gain) loss on extinguishment of debt	1,039	3,110	—
Net realized (gain) loss on foreign currency forward contracts	(119)	48	16
Net realized (gain) loss on foreign currency and other transactions	36	895	14
Net change in unrealized (gain) loss on investments	23,782	(34,579)	30,559
Net change in unrealized (gain) loss on foreign currency forward contracts	(726)	(894)	54
Net change in unrealized (gain) loss on foreign currency and other transactions	(164)	(635)	650
Payment-in-kind interest income	(6,689)	(8,320)	(8,776)
Net accretion of discounts and amortization of premiums	(1,084)	(1,102)	(1,253)
Purchases of investments	(134,282)	(226,863)	(143,358)
Proceeds from principal payments, sales of investments and settlement of forward contracts	137,915	234,398	194,555
Amortization of deferred financing costs	2,126	2,205	2,181
Changes in operating assets and liabilities:
Interest receivable	(6,981)	(4,870)	4,083
Other assets	(114)	625	(557)
Interest payable	(263)	540	1
Management fees payable	(233)	476	(773)
Incentive fees payable	945	435	(1,374)
Accounts payable and accrued expenses	577	316	(186)
Net cash provided by (used in) operating activities	14,109	20,008	74,931

Cash flows from financing activities:
Borrowings on revolving credit facility	185,300	309,300	96,200
Repayments of revolving credit facility	(131,599)	(285,020)	(150,600)
Repayment of 2023 Notes	—	(109,000)	—
Proceeds from 2026 Notes	—	130,000	—
Repayment of SBA debentures	(56,900)	(58,100)	—
Payments of deferred financing costs	(1,857)	(4,057)	(1,180)
Proceeds from shares sold, net of offering and underwriting costs	—	4,092	6,495
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0, $0 and $0, respectively	(21,666)	(21,514)	(23,064)
Net cash provided by (used in) financing activities	(26,722)	(34,299)	(72,149)

Net increase (decrease) in Cash and Restricted cash	(12,613)	(14,291)	2,782
Effect of foreign currency exchange rates	(18)	(54)	1
Cash and Restricted cash, beginning of year	18,081	32,426	29,643
Cash and Restricted cash, end of year	$5,450	$18,081	$32,426

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$15,072	$13,221	$15,721
Cash paid (refund received) for income taxes, including excise taxes during the year	$1,587	$400	$85

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash	$5,450	$2,622	$6,769
Restricted cash	—	15,459	25,657
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$5,450	$18,081	$32,426

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands, except for shares and units)

			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L	6.00%	10.73%	4/1/2021	4/1/2027	3,448	$3,395	$3,318	1.5%
Born To Run, LLC	L	6.00%	10.73%	4/1/2021	4/1/2027	470	470	452	0.2%
Hastings Manufacturing Company	L	7.25%	11.64%	4/24/2018	4/24/2023	2,026	2,023	2,026	0.9%
Lifted Trucks Holdings, LLC	L	5.75%	9.49%	8/2/2021	8/2/2027	6,930	6,816	6,840	3.1%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L	5.75%	9.49%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	9.49%	8/2/2021	8/2/2027	1,667	—	—	0.0%
Panda Acquisition, LLC	SF	6.35%	10.28%	12/20/2022	10/18/2028	4,500	3,691	3,690	1.6%
						20,441	16,395	16,326	7.3%
Banking
MV Receivables II, LLC (#)	L	9.75%	13.87%	7/29/2021	7/29/2026	8,115	7,752	7,968	3.6%
StarCompliance MidCo, LLC	L	6.75%	11.48%	1/12/2021	1/12/2027	2,000	1,971	1,968	0.9%
StarCompliance MidCo, LLC	L	6.75%	11.48%	10/12/2021	1/12/2027	336	330	330	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.14%	1/12/2021	1/12/2027	322	81	79	0.0%
						10,773	10,134	10,345	4.6%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L	6.25%	8.45%	6/10/2021	6/10/2027	1,481	1,458	1,437	0.6%
LVF Holdings, Inc.	L	6.25%	8.45%	6/10/2021	6/10/2027	1,418	1,418	1,375	0.6%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	8.45%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	6/10/2021	6/10/2027	238	157	152	0.1%
LX/JT Intermediate Holdings, Inc.	SF	6.00%	10.42%	3/11/2020	3/11/2025	5,468	5,413	5,394	2.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.42%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,782	8,446	8,358	3.7%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	6.50%	11.34%	9/9/2022	12/17/2026	3,975	3,863	3,975	1.8%
CGI Automated Manufacturing, LLC	SF	6.50%	11.34%	9/30/2022	12/17/2026	1,141	1,114	1,141	0.5%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	2/28/2020	11/28/2025	9,722	9,615	9,736	4.4%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	12/29/2021	11/28/2025	2,972	2,926	2,977	1.3%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	12/29/2021	11/28/2025	978	978	979	0.4%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.50%	11.06%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,572	18,496	18,808	8.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			10.39	% Cash/
Valudor Products LLC	L	7.50%	1.50	% PIK	6/18/2018	6/19/2023	1,609	$1,606	$1,958	0.9%
Valudor Products LLC (a)	L	7.50%	11.89	% PIK	6/18/2018	6/19/2023	260	260	312	0.1%
Valudor Products LLC	L	7.50%	11.89%		12/22/2021	6/19/2023	502	502	1,565	0.7%
Valudor Products LLC (Revolver) (*)	L	9.50%	13.89%		6/18/2018	6/19/2023	1,095	55	55	0.0%
							3,466	2,423	3,890	1.7%
Construction & Building
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		4/19/2021	4/17/2026	2,019	1,994	2,022	0.9%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		4/19/2021	4/17/2026	2,466	2,466	2,469	1.1%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		12/17/2021	4/17/2026	2,213	2,182	2,215	1.0%
							6,698	6,642	6,706	3.0%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.50%	9.74%		8/3/2021	8/3/2026	5,940	5,849	5,866	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L	6.75%	10.87%		8/4/2021	8/4/2026	3,456	3,403	3,370	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%		8/4/2021	8/4/2026	473	—	—	0.0%
							11,292	9,252	9,236	4.1%
Consumer Goods: Non-Durable
			11.15	% Cash/
The Kyjen Company, LLC	SF	7.15%	0.50	% PIK	5/14/2021	4/3/2026	986	979	975	0.5%
The Kyjen Company, LLC	SF	7.00%	11.42	% PIK	9/13/2022	4/3/2026	—	—	—	0.0%
			10.92	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	105	89	88	0.0%
Thrasio, LLC	L	7.00%	11.73%		12/18/2020	12/18/2026	2,445	2,440	2,445	1.1%
							3,536	3,508	3,508	1.6%
Environmental Industries
Quest Resource Management Group, LLC	L	6.50%	10.62%		10/19/2020	10/20/2025	972	908	972	0.4%
Quest Resource Management Group, LLC	L	6.50%	10.62%		10/19/2020	10/20/2025	1,068	1,068	1,067	0.5%
Quest Resource Management Group, LLC	L	6.50%	10.62%		12/7/2021	10/20/2025	3,796	3,738	3,781	1.7%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%		12/7/2021	10/20/2025	1,772	383	381	0.2%
							7,608	6,097	6,201	2.8%
FIRE: Finance
Avalara, Inc.	SF	7.25%	11.83%		10/19/2022	10/19/2028	4,000	3,902	3,900	1.7%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%		10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.15%		8/19/2022	8/18/2028	2,528	2,480	2,503	1.1%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%		8/19/2022	8/18/2028	704	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	9.00%		12/24/2020	12/24/2026	2,750	1,303	1,298	0.6%
Liftforward SPV II, LLC (#)	L	10.75%	15.14%		11/10/2016	3/31/2023	413	413	403	0.2%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	10.75%		6/29/2021	6/29/2026	3,084	3,400	3,084	1.4%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	11.50%		2/25/2021	2/25/2026	7,321	8,460	7,321	3.2%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	3,210	3,210	3,210	1.4%
YS WH4 LLC (Revolver) (*) (#)	SF	7.00%	11.44%		7/20/2022	11/20/2025	5,250	1,776	1,776	0.8%
							29,660	24,944	23,495	10.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.43%		5/3/2022	4/30/2025		3,300	$3,245	$3,296	1.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.43%		5/3/2022	4/30/2025		337	337	337	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	12.43%		5/3/2022	4/30/2025		1,653	720	719	0.3%
Florida East Coast Industries, LLC (#)	n/a	n/a	10.50%		8/9/2021	6/28/2024		617	606	619	0.3%
NCBP Property, LLC (#)	L	9.50%	13.62%		12/18/2020	6/16/2023		1,950	1,945	1,955	0.9%
								7,857	6,853	6,926	3.1%
Healthcare & Pharmaceuticals
Brickell Bay Acquisition Corp.	L	6.50%	10.24%		2/12/2021	2/12/2026		1,880	1,850	1,847	0.8%
			8.97	% Cash/	6/30/2021	6/30/2027		5,016	4,935	4,630	2.1%
Caravel Autism Health, LLC	SF	8.75%	3.00	% PIK
			8.97	% Cash/
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027		3,750	188	173	0.1%
			8.97	% Cash/
Caravel Autism Health, LLC (Revolver) (*)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027		1,260	1,135	1,048	0.5%
Dorado Acquisition, Inc.	SF	6.50%	10.72%		6/30/2021	6/30/2026		4,938	4,862	4,928	2.2%
Dorado Acquisition, Inc.	SF	6.76%	11.34%		11/27/2022	6/30/2026		4,082	3,980	4,074	1.8%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.72%		6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver)	SF	6.50%	10.92%		6/30/2021	6/30/2026		596	596	596	0.3%
			8.08	% Cash/
INH Buyer, Inc.	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028		2,950	2,925	2,832	1.3%
NationsBenefits, LLC	SF	7.00%	11.22%		8/20/2021	8/26/2027		3,960	3,898	4,039	1.8%
NationsBenefits, LLC	SF	7.00%	11.22%		8/26/2022	8/26/2027		4,719	4,719	4,813	2.1%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.22%		8/26/2022	8/26/2027		5,089	942	961	0.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.42%		8/20/2021	8/26/2027		2,222	889	889	0.4%
NQ PE Project Colosseum Midco Inc.	SF	6.00%	10.59%		10/4/2022	10/4/2028		3,500	3,432	3,430	1.5%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.59%		10/4/2022	10/4/2028		778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	6.00%	10.59%		10/4/2022	10/4/2028		438	—	—	0.0%
Rockdale Blackhawk, LLC (d)	n/a	n/a	n/a		3/31/2015	n/a	(e)	—	—	557	0.2%
Seran BioScience, LLC	SF	6.25%	9.96%		12/31/2020	7/8/2027		2,456	2,424	2,435	1.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		7/8/2022	7/8/2027		2,776	1,331	1,320	0.6%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	9.96%		12/31/2020	7/8/2027		444	—	—	0.0%
			7.86	% Cash/
TigerConnect, Inc.	SF	7.25%	3.63	% PIK	2/16/2022	2/16/2028		3,000	2,947	2,963	1.3%
			7.86	% Cash/
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	7.25%	3.63	% PIK	2/16/2022	2/16/2028		124	28	27	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	7.25%	11.49%		2/16/2022	2/16/2028		429	—	—	0.0%
Whistler Parent Holdings III, Inc.	SF	6.75%	11.17%		6/3/2022	6/2/2028		4,500	4,415	4,457	2.0%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.17%		6/3/2022	6/2/2028		1,406	56	56	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.17%		6/3/2022	6/2/2028		563	84	84	0.0%
								61,092	45,636	46,159	20.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
			13.77	% Cash/
Amelia Holding II, LLC	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	2,000	$1,940	$1,940	0.9%
			13.77	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			13.77	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
			8.17	% Cash/
Arcstor Midco, LLC	SF	7.60%	3.75	% PIK	3/16/2021	3/16/2027	4,528	4,461	4,122	1.8%

Drawbridge Partners, LLC	SF	7.00%	11.56	% PIK	9/1/2022	9/1/2028	3,000	2,943	2,971	1.3%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.56	% PIK	9/1/2022	9/1/2028	330	103	102	0.0%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.56%		9/1/2022	9/1/2028	522	—	—	0.0%
MarkLogic Corporation	SF	6.50%	10.85%		10/20/2020	10/20/2025	3,430	3,377	3,414	1.5%
MarkLogic Corporation	SF	6.50%	10.85%		11/23/2021	10/20/2025	320	315	318	0.2%
MarkLogic Corporation	SF	6.50%	10.85%		5/10/2022	10/20/2025	2,669	2,623	2,656	1.2%
MarkLogic Corporation	SF	6.50%	10.85%		11/23/2021	10/20/2025	214	214	213	0.1%
MarkLogic Corporation (Revolver) (*)	SF	6.50%	10.85%		10/20/2020	10/20/2025	269	—	—	0.0%
Medallia, Inc.	L	6.50%	10.88	% PIK	8/15/2022	10/27/2028	2,049	2,011	2,041	0.9%
Mindbody, Inc.	L	7.00%	11.73%		2/15/2019	2/14/2025	6,536	6,485	6,526	2.9%
Mindbody, Inc.	L	7.00%	11.73%		9/22/2021	2/14/2025	674	674	673	0.3%
Mindbody, Inc. (Revolver) (*)	L	7.00%	11.73%		2/15/2019	2/14/2025	667	—	—	0.0%
Newforma, Inc.	L	5.50%	10.23%		6/30/2017	3/31/2023	938	937	938	0.4%
Newforma, Inc. (Revolver) (*)	L	5.50%	10.23%		6/30/2017	3/31/2023	1,250	—	—	0.0%
Planful, Inc.	SF	6.50%	10.32%		12/28/2018	12/28/2026	9,500	9,456	9,443	4.2%
Planful, Inc.	SF	6.50%	9.90%		9/12/2022	12/28/2026	530	519	527	0.2%
Planful, Inc.	SF	6.50%	10.32%		1/11/2021	12/28/2026	1,325	1,325	1,318	0.6%
Planful, Inc.	SF	6.50%	10.32%		2/11/2022	12/28/2026	884	884	878	0.4%
Planful, Inc. (Revolver)	SF	6.50%	10.32%		12/28/2018	12/28/2026	442	442	439	0.2%
							42,877	38,709	38,519	17.1%
Hotels, Gaming & Leisure
Equine Network, LLC	SF	6.00%	10.24%		12/31/2020	12/31/2025	1,719	1,694	1,709	0.7%
Equine Network, LLC	SF	6.00%	10.24%		1/29/2021	12/31/2025	780	769	775	0.3%
Equine Network, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.24%		12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.30%		12/31/2020	12/31/2025	171	128	127	0.1%
							3,097	2,591	2,611	1.1%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	5.50%	9.94%		4/7/2017	4/7/2023	377	377	377	0.2%
Destination Media, Inc. (Revolver) (*)	SF	5.50%	9.94%		4/7/2017	4/7/2023	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%		10/30/2020	10/30/2025	2,450	2,419	2,448	1.1%
North Haven USHC Acquisition, Inc.	SF	6.25%	10.41%		7/29/2022	10/30/2025	2,592	2,556	2,575	1.1%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%		3/12/2021	10/30/2025	710	710	709	0.3%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%		9/3/2021	10/30/2025	1,434	1,434	1,433	0.6%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.18%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.13%		10/30/2020	10/30/2025	416	187	187	0.1%
Relevate Health Group, LLC	SF	5.75%	9.97%		11/20/2020	11/20/2025	1,474	1,455	1,449	0.6%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.97%		11/20/2020	11/20/2025	778	659	648	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	5.75%	9.97%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF	6.00%	10.24%		12/22/2021	12/22/2026	1,092	1,076	1,088	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.00%	10.24%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.50%	10.94%		1/28/2020	1/28/2025	4,584	4,531	4,602	2.1%
XanEdu Publishing, Inc.	SF	6.50%	10.94%		8/31/2022	1/28/2025	1,822	1,782	1,829	0.8%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	10.94%		1/28/2020	1/28/2025	742	—	—	0.0%
							20,507	17,186	17,345	7.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	1,691	$1,691	$1,657	0.7%
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	11/4/2019	5/12/2023	325	325	318	0.2%
			4.42	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	531	531	520	0.2%
			4.25	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	200	200	196	0.1%
							2,747	2,747	2,691	1.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		1/4/2019	7/3/2025	1,920	1,911	1,915	0.9%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		6/25/2020	7/3/2025	468	465	467	0.2%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		7/1/2021	7/3/2025	276	272	275	0.1%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		8/4/2022	7/3/2025	796	784	794	0.3%
Attom Intermediate Holdco, LLC	SF	6.25%	11.39%		12/22/2022	7/3/2025	400	388	399	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.25%	10.69%		1/4/2019	7/3/2025	320	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings)	L	6.25%	10.98%		9/8/2021	9/8/2027	13,195	13,042	12,898	5.7%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,906	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,069	397	389	0.2%
Chess.com, LLC	L	6.50%	11.23%		12/31/2021	12/31/2027	5,955	5,852	5,866	2.6%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		2/28/2019	2/28/2025	4,000	3,979	4,000	1.8%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		9/27/2022	2/28/2025	1,273	1,252	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.41%		9/27/2022	2/28/2025	3,333	3,333	3,333	1.5%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%		2/28/2019	2/28/2025	500	—	—	0.0%
Spectrum Science Communications, LLC	SF	6.25%	10.92%		1/25/2022	1/25/2027	995	979	1,005	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%		1/25/2022	1/25/2027	200	—	—	0.0%
Sports Operating Holdings II, LLC	SF	5.75%	10.17%		11/3/2022	11/3/2027	2,993	2,920	2,918	1.3%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%		11/3/2022	11/3/2027	2,400	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%		11/3/2022	11/3/2027	519	—	—	0.0%
							43,230	35,634	35,592	15.8%
Retail
BLST Operating Company, LLC	L	8.50%	12.62	%(***)	8/28/2020	8/28/2025	588	351	571	0.2%
			11.94	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	1/14/2020	4/30/2024	1,275	1,275	1,253	0.6%
			11.94	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	10/4/2016	4/30/2024	6,909	6,909	6,698	3.0%
							8,772	8,535	8,522	3.8%
Services: Business
			7.16	% Cash/
Aras Corporation	L	7.00%	3.75	% PIK	4/13/2021	4/13/2027	2,155	2,127	2,167	1.0%
Aras Corporation (Revolver) (*)	L	6.50%	9.50%		4/13/2021	4/13/2027	150	50	50	0.0%
Burroughs, Inc.	SF	6.50%	10.72%		12/22/2017	12/22/2023	5,201	5,201	5,201	2.3%
Burroughs, Inc. (Revolver) (*)	SF	6.50%	10.72%		12/22/2017	12/22/2023	1,215	—	—	0.0%
HS4 Acquisitionco, Inc.	L	6.75%	11.14%		7/9/2019	7/9/2025	9,899	9,801	9,855	4.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.14%		7/9/2019	7/9/2025	817	409	407	0.2%
iCIMS, Inc.	SF	7.25%	11.52%		10/24/2022	8/18/2028	2,500	2,457	2,456	1.1%
Kingsley Gate Partners, LLC	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	588	588	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	720	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%		12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	6.50%	10.83%		12/8/2022	12/8/2027	2,500	2,425	2,425	1.1%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	10.83%		12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	10.83%		12/8/2022	12/8/2027	576	—	—	0.0%
Relativity ODA LLC	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	2,061	2,024	2,060	0.9%
Relativity ODA LLC (Revolver) (*)	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	3,378	3,353	3,372	1.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	2,430	2,430	2,425	1.1%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		9/30/2021	9/30/2026	7,900	7,806	7,884	3.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	2,135	2,135	2,131	0.9%
Security Services Acquisition Sub Corp.	SF	6.00%	10.40%		2/15/2019	9/30/2026	1,535	1,535	1,532	0.7%
ServiceMax, Inc. (#)	L	7.00%	11.12	% PIK	11/1/2021	11/1/2027	3,846	3,786	3,884	1.7%
ServiceMax, Inc. (Revolver) (*) (#)	L	6.00%	10.27	% PIK	11/1/2021	11/1/2027	350	175	175	0.1%
			11.39	% Cash/
VPS Holdings, LLC	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	3,246	3,222	3,252	1.4%
			11.39	% Cash/
VPS Holdings, LLC	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	2,656	2,656	2,661	1.2%
			11.39	% Cash/
VPS Holdings, LLC (Revolver) (*)	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	1,002	102	102	0.0%
							58,660	52,282	52,627	23.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.50%	10.32%		7/14/2022	7/14/2028	8,160	$8,114	$8,119	3.6%
Express Wash Acquisition Company, LLC	SF	6.50%	10.43%		7/14/2022	7/14/2028	1,528	1,528	1,521	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	10.83%		7/14/2022	7/14/2028	379	209	208	0.1%
Kar Wash Holdings, LLC	SF	6.00%	9.82%		2/28/2022	2/26/2027	1,592	1,565	1,585	0.7%
Kar Wash Holdings, LLC	SF	6.00%	10.35%		2/28/2022	2/26/2027	1,140	1,140	1,135	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.77%		8/3/2022	2/26/2027	2,667	1,790	1,782	0.8%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.00%	10.77%		2/28/2022	2/26/2027	572	305	303	0.1%
Mammoth Holdings, LLC	SF	6.00%	9.82%		10/16/2018	10/16/2024	1,920	1,911	1,917	0.9%
Mammoth Holdings, LLC	SF	6.00%	9.82%		10/16/2018	10/16/2024	4,031	4,031	4,025	1.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%		3/12/2021	10/16/2024	6,291	6,291	6,282	2.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%		6/15/2021	10/16/2024	1,633	1,633	1,630	0.7%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.00%	9.82%		10/16/2018	10/16/2024	657	—	—	0.0%
							30,570	28,517	28,507	12.7%
Telecommunications
			17.50	% Cash/
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,689	1,521	1,539	0.7%
			17.50	% Cash/
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	500	121	118	0.0%
Calabrio, Inc.	L	7.00%	11.73%		4/16/2021	4/16/2027	3,400	3,334	3,379	1.5%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%		4/16/2021	4/16/2027	409	234	233	0.1%
							5,998	5,210	5,269	2.3%
Wholesale
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	6,628	6,628	5,931	2.6%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	9/22/2020	3/31/2024	1,714	1,714	1,534	0.7%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	2/16/2021	3/31/2024	3,115	3,115	2,787	1.2%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	8/28/2019	3/31/2024	1,868	1,868	1,672	0.8%
			12.32	% Cash/
Nearly Natural, Inc. (Revolver)	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	2,505	2,505	2,241	1.0%
							15,830	15,830	14,165	6.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							425,065	366,067	365,806	162.6%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	L	6.50%	10.62%		9/8/2021	9/8/2026	7,580	7,461	7,436	3.3%
							7,580	7,461	7,436	3.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Consumer Goods: Non-Durable
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	7/6/2018	2/6/2024		7,026	$7,026	$—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
								24,792	24,768	—	0.0%
High Tech Industries
WillowTree, LLC	L	5.00%	9.39%		10/9/2018	10/9/2023		7,326	7,301	7,326	3.3%
								7,326	7,301	7,326	3.3%
Services: Business
ASG II, LLC	SF	6.25%	10.67%		5/25/2022	5/25/2028		1,900	1,865	1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		5/25/2022	5/25/2028		285	51	51	0.0%
Onit, Inc.	SF	7.25%	12.30%		12/20/2021	5/2/2025		1,680	1,656	1,663	0.7%
								3,865	3,572	3,614	1.6%
Telecommunications
VB E1, LLC	L	7.65%	12.38%		11/18/2020	11/18/2026		2,250	2,250	2,257	1.0%
								2,250	2,250	2,257	1.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								45,813	45,352	20,633	9.2%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.25%	14.07%		3/25/2022	3/24/2026		5,250	5,203	5,165	2.3%
MoneyLion, Inc. (#)	P	5.75%	13.25%		8/27/2021	5/1/2023		1,500	1,490	1,498	0.6%
MoneyLion, Inc. (Delayed Draw) (*) (**) (#)	SF	9.25%	14.07%		3/25/2022	3/24/2026		1,500	—	—	0.0%
								8,250	6,693	6,663	2.9%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		1,778	1,753	1,784	0.8%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026		6,708	6,014	6,014	2.7%
								8,486	7,767	7,798	3.5%
Services: Consumer
			10.23	% Cash/
Education Corporation of America	L	11.00%	5.50	% PIK (***)	9/3/2015	n/a	(e)	833	831	1,882	0.8%
								833	831	1,882	0.8%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								17,569	15,291	16,343	7.2%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	—	(##)	4/1/2021	—		—	269	233	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	—	(##)	8/2/2021	—		—	111	78	0.0%
									380	311	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest			Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate			Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	—		(##)	7/29/2021	—	—	$600	$1,154	0.5%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	—		(##)	7/28/2021	7/28/2031	—	363	1,655	0.8%
									963	2,809	1.3%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	—		(##)	8/19/2016	—	—	5,468	1,266	0.6%
									5,468	1,266	0.6%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	—		(##)	2/28/2020	—	—	119	204	0.1%
									119	204	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00	% PIK		6/18/2018	—	—	501	555	0.2%
									501	555	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	—		(##)	8/3/2021	—	—	81	102	0.0%
									81	102	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—		(##)	10/19/2020	3/19/2028	—	67	210	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—		(##)	10/19/2021	3/19/2028	—	—	147	0.1%
									67	357	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	—		(##)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	58	298	0.2%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	9	46	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	1	7	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	9	46	0.0%
									77	397	0.2%
FIRE: Real Estate
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	4.00	% PIK		7/2/2021	—	—	2	1,047	0.5%
									2	1,047	0.5%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	—		(##)	6/30/2021	—	—	207	215	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	—		(##)	6/30/2021	—	—	—	224	0.1%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00	% PIK		8/20/2021	—	—	781	934	0.4%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	—		(##)	8/20/2021	—	—	153	66	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	—		(##)	10/4/2022	—	—	327	327	0.1%
Seran BioScience, LLC (33,333 common units) (####)	—	—	—		(##)	12/31/2020	—	—	334	537	0.3%
									1,802	2,303	1.0%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—		(##)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	—		(##)	9/1/2022	—	—	130	126	0.1%
MarkLogic Corporation (290,239 Class A units)	—	—	—		(##)	10/20/2020	—	—	—	426	0.2%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00	% PIK		12/28/2018	—	—	473	563	0.2%
Recorded Future, Inc. (80,486 Class A units) (f)	—	—	—		(##)	7/3/2019	—	—	81	225	0.1%
									684	1,340	0.6%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	—		(##)	12/31/2020	—	—	111	109	0.0%
									111	109	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (g)	—	—	—		(##)	12/22/2016	—	—	114	294	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (c)	—	—	—		(##)	9/18/2015	9/18/2025	—	—	1,816	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00	% PIK		11/20/2020	—	—	40	36	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	—		(##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	—		(##)	12/22/2021	—	—	81	63	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00	% PIK		1/28/2020	—	—	49	223	0.1%
									284	2,432	1.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	—		(##)	1/4/2019	—	—	297	522	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	—		(##)	12/31/2021	—	—	87	50	0.0%
									384	572	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	—		(##)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	—		(##)	1/14/2020	1/14/2029	—	—	155	0.1%
Luxury Optical Holdings Co. (h)	n/a	n/a	n/a		(##)	9/12/2014	—	—	—	209	0.1%
									712	784	0.4%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	—		(##)	11/1/2017	—	—	395	921	0.4%
									395	921	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00	% PIK	(***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	n/a	8.00	% PIK		12/28/2020	—	—	125	118	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (i)	—	—	—		(##)	1/4/2021	—	—	248	324	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	—		(##)	2/28/2022	—	—	103	111	0.0%
									7,968	553	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	—		(##)	6/10/2022	6/10/2032	—	42	69	0.0%
									42	69	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	—		(##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	—		(##)	8/27/2021	—	—	61	—	0.0%
									214	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities									20,254	16,131	7.1%
Total Non-Controlled/Non-Affiliate Company Investments									$446,964	$418,913	186.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	L	5.50%	9.89%		9/9/2020	6/28/2024		477	$80	$80	0.0%
								477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	7/22/2014	12/31/2026		11,246	11,246	8,953	4.0%
American Community Homes, Inc.	SF	14.61%	18.94	% PIK	7/22/2014	12/31/2026		5,348	5,348	4,258	1.9%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	5/24/2017	12/31/2026		682	682	543	0.2%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	8/10/2018	12/31/2026		2,507	2,507	1,996	0.9%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	3/29/2019	12/31/2026		4,640	4,640	3,694	1.7%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	9/30/2019	12/31/2026		22	22	17	0.0%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	12/30/2019	12/31/2026		106	106	85	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	8.11%	12.44	% PIK	3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (#) (j)	L	12.50%	16.62	% PIK	10/20/2017	n/a	(e)	13,242	13,242	16,159	7.2%
HFZ Capital Group LLC (#) (j)	L	12.50%	16.62	% PIK	10/20/2017	n/a	(e)	4,758	4,758	5,805	2.6%
MC Asset Management (Corporate), LLC (#) (j)	L	15.00%	18.74	% PIK	1/26/2021	1/26/2024		8,421	8,421	8,421	3.7%
MC Asset Management (Corporate), LLC (Delayed Draw) (*) (**) (#) (j)	L	15.00%	18.74	% PIK	4/26/2021	1/26/2024		1,793	1,000	1,000	0.4%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	L	7.00%	11.12%		8/11/2021	8/9/2024		4,875	4,785	4,755	2.1%
								60,140	56,757	55,686	24.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L	5.75%	10.14%		2/5/2020	2/5/2025		6,217	6,159	6,217	2.8%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.14%		2/5/2020	2/5/2025		1,129	—	—	0.0%
								7,346	6,159	6,217	2.8%
High Tech Industries
			7.84	% Cash/
Mnine Holdings, Inc.	SF	8.00%	5.00	% PIK	11/2/2018	12/30/2023		5,492	5,477	5,492	2.4%
			7.84	% Cash/
Mnine Holdings, Inc. (Revolver) (*)	SF	8.00%	5.00	% PIK	8/9/2022	12/30/2023		533	214	214	0.1%
								6,025	5,691	5,706	2.5%
Services: Business
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (k)	n/a	n/a	n/a		5/2/2017	n/a	(e)	—	—	146	0.1%
								—	—	146	0.1%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	14.61	% PIK (***)	6/25/2019	n/a	(e)	1,356	1,312	382	0.2%
								1,356	1,312	382	0.2%
Total Non-Controlled Affiliate Senior Secured Loans								75,344	69,999	68,217	30.3%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.6%
								5,850	5,850	5,850	2.6%
Total Non-Controlled Affiliate Company Junior Secured Loans								5,850	5,850	5,850	2.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	—	(##)	9/9/2020	—	—	$1,631	$2,766	1.2%
								1,631	2,766	1.2%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	(##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (j)	—	—	—	(##)	6/11/2019	—	—	793	1,291	0.6%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	—	(##)	8/6/2021	—	—	3,900	3,900	1.7%
								4,693	5,191	2.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	2,032	1,969	0.9%
Familia Dental Group Holdings, LLC (1,176 Class A units) (####) (l)	—	—	—	(##)	4/8/2016	—	—	4,030	2,625	1.2%
								6,062	4,594	2.1%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	(##)	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Business
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (58,779 shares of common stock) (k)	—	—	—	(##)	8/17/2018	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	—	(##)	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,844	12,551	5.6%
Total Non-Controlled Affiliate Company Investments								$89,693	$86,618	38.5%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—		10/31/2017	—	—	$42,650	$35,509	15.8%
Total Controlled Affiliate Equity Securities								42,650	35,509	15.8%
Total Controlled Affiliate Company Investments								$42,650	$35,509	15.8%

TOTAL INVESTMENTS								$579,307	$541,040	240.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional
	Amount					Unrealized
	to be	Notional Amount			Settlement	Gain
Description	Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$118	AUD	153	Bannockburn Global Forex, LLC	1/18/2023	$14
Foreign currency forward contract	$108	AUD	140	Bannockburn Global Forex, LLC	2/16/2023	13
Foreign currency forward contract	$102	AUD	132	Bannockburn Global Forex, LLC	3/16/2023	12
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	14
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	11
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	14
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	12
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	13
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	13
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	13
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	12
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	12
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	13
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	12
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,329
						$1,507

(˄) All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.

(˄˄) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(˄˄˄) Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2022 represented 240.4% of the Company’s net assets or 95.8% of the Company’s total assets, are subject to legal restrictions on sales.

(˄˄˄˄) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(˄˄˄˄˄) Percentages are based on net assets of $225,019 as of December 31, 2022.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands, except for shares and units)

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

(#) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 24.7% of the Company’s total assets.

(##) Represents a non-income producing security.

(###) Ownership of certain equity investments may occur through a holding company or partnership.

(####) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

(*) All or a portion of this commitment was unfunded at December 31, 2022. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(***) This position was on non-accrual status as of December 31, 2022, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

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

(f) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.

(g) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(h) During 2021, the Company sold its investment in Luxury Optical Holdings Co. The remaining fair value at December 31, 2022 represents the remaining expected escrow proceeds associated with the sale.

(i) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.

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

(k) During the year ended December 31, 2022, Curion Holdings, LLC (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at December 31, 2022 represents the remaining expected escrow proceeds associated with the sale. The Company continues to hold an equity investment in Curion that is valued at zero at December 31, 2022. This investment is a non-income producing security.

(l) As of December 31, 2022, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $183.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2022, 2021 and 2020, the Company received return of capital distributions from its equity investments of $290, $1,177 and zero, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,701 and $4,370 as of December 31, 2022 and 2021, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2022, 2021 and 2020 totaled $3,475, $3,752 and $1,909, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest income	$41,449	$35,738	$42,640
PIK interest income	6,689	8,320	8,776
Dividend income (1)	4,161	5,712	4,557
Fee income	2,380	1,267	3,222
Prepayment gain (loss)	803	1,691	1,133
Accretion of discounts and amortization of premium	1,084	1,102	1,253
Total investment income	$56,566	$53,830	$61,581
(1)	During the years ended December 31, 2022, 2021 and 2020, includes PIK dividends of $475, $1,164 and $157, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $2,835 and $14,693 at December 31, 2022 and 2021, respectively.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Company’s board of directors (the “Board”) each quarter and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company's borrowings. As of December 31, 2022 and 2021, the Company had unamortized deferred financing costs of $4,486 and $5,794, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2022, 2021 and 2020 was $2,126, $2,205 and $2,181, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of December 31, 2022 and 2021, other assets on the consolidated statements of assets and liabilities included $184 and $123 of deferred offering costs, respectively, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of December 31, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars. As of December 31, 2021, the Company held investments in one portfolio company that was denominated in Great Britain pounds and one portfolio company that was denominated in Australian dollars.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net expense (benefit) on the consolidated statements of operations of $94, $278, and $368, respectively, for U.S. federal excise tax. As of December 31, 2022 and 2021, the Company had payables for excise taxes of $1 and $183, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net tax expense of $1,311, $4 and $2, respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2022 and December 31, 2021, the Company did not have any payables for corporate-level income taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2022. The 2019 through 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022, except as disclosed in Note 14.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2022		December 31, 2021
Amortized Cost:
Senior secured loans	$436,066	75.3%	$415,600	72.1%
Unitranche secured loans	45,352	7.8	70,977	12.3
Junior secured loans	21,141	3.6	14,317	2.5
LLC equity interest in SLF	42,650	7.4	42,150	7.3
Equity securities	34,098	5.9	33,134	5.8
Total	$579,307	100.0%	$576,178	100.0%

	December 31, 2022		December 31, 2021
Fair Value:
Senior secured loans	$434,023	80.2%	$423,700	75.4%
Unitranche secured loans	20,633	3.8	51,494	9.2
Junior secured loans	22,193	4.1	14,364	2.6
LLC equity interest in SLF	35,509	6.6	41,125	7.3
Equity securities	28,682	5.3	31,010	5.5
Total	$541,040	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2022		December 31, 2021
Amortized Cost:
International	$11,860	2.1%	$11,860	2.0%
Midwest	157,558	27.2	145,023	25.2
Northeast	100,961	17.4	107,828	18.7
Southeast	158,548	27.4	164,100	28.5
Southwest	27,348	4.7	40,121	7.0
West	123,032	21.2	107,246	18.6
Total	$579,307	100.0%	$576,178	100.0%

	December 31, 2022		December 31, 2021
Fair Value:
International	$10,405	1.9%	$11,093	2.0%
Midwest	143,691	26.6	143,435	25.5
Northeast	104,157	19.2	112,175	20.0
Southeast	155,624	28.8	159,807	28.4
Southwest	28,287	5.2	44,380	7.9
West	98,876	18.3	90,803	16.2
Total	$541,040	100.0%	$561,693	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2022		December 31, 2021
Amortized Cost:
Aerospace & Defense	$7,461	1.3%	$7,828	1.4%
Automotive	16,775	2.9	21,162	3.7
Banking	17,790	3.1	5,416	1.0
Beverage, Food & Tobacco	15,625	2.7	21,036	3.7
Capital Equipment	18,615	3.2	12,656	2.2
Chemicals, Plastics & Rubber	2,924	0.5	9,426	1.6
Construction & Building	6,642	1.1	16,450	2.9
Consumer Goods: Durable	9,333	1.6	9,536	1.7
Consumer Goods: Non-Durable	28,276	4.9	28,232	4.9
Environmental Industries	6,164	1.1	17,103	3.0
FIRE: Finance	25,021	4.3	16,264	2.8
FIRE: Real Estate	81,922	14.1	72,826	12.6
Healthcare & Pharmaceuticals	59,659	10.3	52,743	9.2
High Tech Industries	52,385	9.0	52,710	9.1
Hotels, Gaming & Leisure	2,702	0.5	2,662	0.5
Investment Funds & Vehicles	42,650	7.4	42,150	7.3
Media: Advertising, Printing & Publishing	17,470	3.0	13,421	2.3
Media: Broadcasting & Subscription	2,747	0.5	2,472	0.4
Media: Diversified & Production	36,018	6.2	23,853	4.1
Retail	9,247	1.6	10,954	1.9
Services: Business	56,249	9.7	69,292	12.0
Services: Consumer	40,086	6.9	46,284	8.0
Telecommunications	7,502	1.3	5,892	1.0
Wholesale	16,044	2.8	15,810	2.7
Total	$579,307	100.0%	$576,178	100.0%

	December 31, 2022		December 31, 2021
Fair Value:
Aerospace & Defense	$7,436	1.4%	$7,972	1.4%
Automotive	16,637	3.1	21,556	3.8
Banking	19,817	3.7	6,712	1.2
Beverage, Food & Tobacco	12,470	2.3	19,133	3.4
Capital Equipment	19,012	3.5	12,839	2.3
Chemicals, Plastics & Rubber	4,445	0.8	10,163	1.8
Construction & Building	6,706	1.2	16,636	3.0
Consumer Goods: Durable	9,338	1.7	9,734	1.7
Consumer Goods: Non-Durable	3,508	0.6	8,460	1.5
Environmental Industries	6,558	1.2	17,693	3.2
FIRE: Finance	23,892	4.4	15,681	2.8
FIRE: Real Estate	82,498	15.2	76,698	13.6
Healthcare & Pharmaceuticals	59,273	11.0	53,179	9.5
High Tech Industries	52,891	9.8	54,085	9.6
Hotels, Gaming & Leisure	2,720	0.5	2,706	0.5
Investment Funds & Vehicles	35,509	6.6	41,125	7.3
Media: Advertising, Printing & Publishing	19,777	3.7	16,794	3.0
Media: Broadcasting & Subscription	2,691	0.5	2,477	0.5
Media: Diversified & Production	36,164	6.7	24,220	4.3
Retail	9,306	1.7	11,478	2.0
Services: Business	57,308	10.6	71,540	12.7
Services: Consumer	31,324	5.8	39,248	7.0
Telecommunications	7,595	1.4	5,988	1.1
Wholesale	14,165	2.6	15,576	2.8
Total	$541,040	100.0%	$561,693	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both December 31, 2022 and December 31, 2021, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2022 and December 31, 2021, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 and $84,300 was funded, respectively.

As of both December 31, 2022 and December 31, 2021, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of December 31, 2022 and December 31, 2021, $42,650 and $42,150 of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company received $3,600, $4,325 and $4,400 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $175,000, subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2022, 2021, and 2020, SLF incurred $237, $211, and $209, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of December 31, 2022 and December 31, 2021, SLF had total assets at fair value of $192,830 and $194,623, respectively. As of both December 31, 2022 and December 31, 2021, SLF had one portfolio company investment on non-accrual status with a fair value of $415 and $1,072, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2022 and December 31, 2021, SLF had $4,579 and $2,061, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021
Senior secured loans (1)	197,867	193,062
Weighted average current interest rate on senior secured loans (2)	9.7%	5.9%
Number of portfolio company investments in SLF	60	57
Largest portfolio company investment (1)	6,650	6,720
Total of five largest portfolio company investments (1)	27,026	27,074
(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity		Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%		2/26/2027		319	122
							8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%		12/1/2027		1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%		12/1/2027		388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%		12/1/2027		132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		43	43
Wheel Pros, Inc.	L	4.50%	8.82%		5/11/2028		1,932	1,321
							5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00	% PIK (e)	n/a	(f)	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%		7/3/2025		3,581	3,581
							4,647	3,996

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Capital Equipment
Analogic Corporation	L	5.25%	9.66%	6/24/2024	4,703	$4,433
DS Parent, Inc.	L	5.75%	9.92%	12/8/2028	2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%	1/7/2028	2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%	1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%	1/7/2028	296	—
					10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%	6/15/2023	1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%	5/5/2028	4,253	4,131
					5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%	10/20/2025	2,879	2,458
					2,879	2,458
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%	5/1/2024	1,664	1,166
Runner Buyer INC.	L	5.50%	10.23%	10/23/2028	2,978	2,114
					4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%	9/26/2025	2,393	1,950
					2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%	2/26/2027	4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%	3/17/2025	2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%	8/5/2024	3,184	3,072
					10,297	10,146
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%	7/30/2025	4,469	4,313
Offen, Inc.	L	5.00%	9.38%	6/22/2026	2,249	2,249
Offen, Inc.	L	5.00%	9.38%	6/22/2026	867	867
					7,585	7,429

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%		12/13/2024	2,901	$2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%		3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%		12/17/2027	2,955	2,822
						10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%		1/30/2026	4,800	4,020
						4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%		11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%		10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%		12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%		7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%		1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%		1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%		1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%		7/9/2025	4,760	4,018
						19,519	17,250
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%		7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%		5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%		12/12/2025	3,190	3,143
						11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%		4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%		6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%		3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%		3/28/2025	769	—
						12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%		9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%		9/11/2025	167	—
						4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%		12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%		7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%		3/30/2029	3,325	3,242
						14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%		9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%		4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%		4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%		3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	543	494
			9.80	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%		8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%		7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%		11/29/2024	2,362	2,362
						37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%		8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%		8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%		10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%		3/9/2029	2,481	2,322
						7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%		7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%		8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%		10/31/2025	2,000	1,904
						5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%		5/7/2027	4,955	4,955
						4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%		10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%		10/1/2025	245	239
						1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%		6/30/2025	4,774	4,219
						4,774	4,219

TOTAL INVESTMENTS							$183,150
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2022, meaning that the Company has ceased accruing interest income on the position.
(f)	This is a demand note with no stated maturity.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

	Spread Above
Portfolio Company (a)	Index (b)		Interest Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P+	4.25%	7.50%		11/5/2025	2,744	$2,692
Bromford Industries Limited (c)	P+	4.25%	7.50%		11/5/2025	1,829	1,794
Trident Maritime Systems, Inc.	L+	5.50%	6.50%		02/26/2027	2,467	2,478
Trident Maritime Systems, Inc. (Revolver) (d)	L+	5.50%	6.50%		02/26/2027	265	—
						7,305	6,964
Automotive
Accelerate Auto Works Intermediate, LLC	L+	4.75%	5.75%		12/1/2027	1,454	1,436
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L+	4.75%	5.75%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L+	4.75%	5.75%		12/1/2027	132	—
Truck-Lite Co., LLC	L+	6.25%	7.25%		12/14/2026	1,709	1,718
Truck-Lite Co., LLC	L+	6.25%	7.25%		12/14/2026	253	255
Wheel Pros, Inc.	L+	4.50%	5.25%		05/11/2028	1,952	1,951
						5,888	5,360
Beverage, Food & Tobacco
CBC Restaurant Corp.		n/a	5.00	% PIK (f)	12/30/2022	1,116	1,072
SW Ingredients Holdings, LLC	L+	4.75%	5.75%		07/3/2025	3,619	3,619
						4,735	4,691
Capital Equipment
Analogic Corporation	L+	5.25%	6.25%		06/24/2024	4,752	4,702
DS Parent, Inc. (e)	L+	5.75%	6.50%		12/8/2028	3,000	2,970
						7,752	7,672
Chemicals, Plastics & Rubber
Polymer Solutions Group	L+	7.00%	8.00%		01/3/2023	1,178	1,169
						1,178	1,169
Construction & Building
The Cook & Boardman Group LLC	L+	5.75%	6.75%		10/20/2025	2,910	2,838
						2,910	2,838
Consumer Goods: Durable
International Textile Group, Inc.	L+	5.00%	5.13%		05/1/2024	1,711	1,590
Runner Buyer Inc. (e)	L+	5.50%	6.25%		10/23/2028	3,000	2,970
						4,711	4,560
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L+	5.00%	5.18%		09/26/2025	2,418	2,284
						2,418	2,284
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L+	4.50%	5.50%		02/26/2027	4,268	3,991
Polychem Acquisition, LLC	L+	5.00%	5.50%		03/17/2025	2,918	2,917
			5.75	% Cash/
Port Townsend Holdings Company, Inc. and Crown Corrugated Company	L+	6.75%	2.00	% PIK	04/3/2024	4,751	4,238
PVHC Holding Corp	L+	4.75%	5.75%		08/5/2024	3,217	2,976
						15,154	14,122
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L+	4.25%	4.35%		07/30/2025	4,516	4,471
Offen, Inc.	L+	5.00%	5.10%		06/22/2026	2,388	2,387
Offen, Inc.	L+	5.00%	5.10%		06/22/2026	876	876
						7,780	7,734
FIRE: Finance
Harbour Benefit Holdings, Inc.	L+	5.25%	6.25%		12/13/2024	2,948	2,932
Harbour Benefit Holdings, Inc.	L+	5.25%	6.25%		12/13/2024	66	65
Minotaur Acquisition, Inc. (e)	L+	4.75%	4.85%		3/27/2026	4,912	4,894
						7,926	7,891
FIRE: Real Estate
Avison Young (USA) Inc. (c)	L+	5.75%	5.97%		1/30/2026	4,850	4,824
						4,850	4,824
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF+	4.00%	4.51%		11/23/2027	1,995	1,997
LSCS Holdings, Inc. (e)	L+	4.50%	5.00%		12/15/2028	1,846	1,849
Radiology Partners, Inc.	L+	4.25%	4.35%		07/9/2025	4,760	4,700
TEAM Public Choices, LLC (e)	L+	5.00%	6.00%		12/17/2027	2,992	2,985
						11,593	11,531

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2021

	Spread Above
Portfolio Company (a)	Index (b)		Interest Rate (b)		Maturity	Principal	Fair Value
High Tech Industries
Corel Inc. (c)	L+	5.00%	5.18%		7/2/2026	3,800	$3,797
Lightbox Intermediate, L.P.	L+	5.00%	5.13%		5/11/2026	4,875	4,814
LW Buyer, LLC	L+	5.00%	5.14%		12/30/2024	4,875	4,863
TGG TS Acquisition Company	L+	6.50%	6.60%		12/12/2025	3,435	3,446
						16,985	16,920
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	L+	5.25%	6.25%		10/7/2025	4,165	4,155
North Haven Spartan US Holdco, LLC	L+	5.00%	6.00%		6/6/2025	2,297	2,037
Tait LLC	L+	5.00%	5.14%		3/28/2025	4,125	3,785
Tait LLC (Revolver)	P+	4.00%	7.25%		3/28/2025	769	728
						11,356	10,705
Media: Advertising, Printing & Publishing
Cadent, LLC	L+	5.00%	6.00%		9/11/2023	4,339	4,296
Cadent, LLC (Revolver) (d)	L+	5.00%	6.00%		9/11/2023	167	—
						4,506	4,296
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L+	5.50%	6.50%		12/20/2024	6,720	6,645
STATS Intermediate Holdings, LLC	L+	5.25%	5.41%		7/10/2026	4,900	4,897
The Octave Music Group, Inc.	L+	6.00%	7.00%		5/29/2025	3,866	3,871
						15,486	15,413
Services: Business
AQ Carver Buyer, Inc.	L+	5.00%	6.00%		9/23/2025	4,888	4,900
CHA Holdings, Inc	L+	4.50%	5.50%		4/10/2025	1,980	1,901
CHA Holdings, Inc	L+	4.50%	5.50%		4/10/2025	418	401
Eliassen Group LLC	L+	4.25%	4.35%		11/5/2024	3,956	3,956
			7.00	% Cash/
Engage2Excel, Inc.	L+	8.00%	2.00	% PIK	3/7/2023	4,326	4,329
			7.00	% Cash/
Engage2Excel, Inc.	L+	8.00%	2.00	% PIK	3/7/2023	781	781
			7.00	% Cash/
Engage2Excel, Inc. (Revolver) (d)	L+	8.00%	2.00	% PIK	3/7/2023	555	541
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	2,431	2,425
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	1,877	1,873
Orbit Purchaser LLC	L+	4.50%	5.50%		10/21/2024	549	548
Output Services Group, Inc.	L+	4.50%	5.50%		3/27/2024	4,815	4,145
Secretariat Advisors LLC (e)	L+	4.75%	5.50%		12/29/2028	1,710	1,693
Secretariat Advisors LLC (d) (e)	L+	4.75%	5.50%		12/29/2028	270	—
SIRVA Worldwide Inc.	L+	5.50%	5.60%		8/4/2025	1,850	1,683
Teneo Holdings LLC	L+	5.25%	6.25%		7/11/2025	4,888	4,908
The Kleinfelder Group, Inc.	L+	5.25%	6.25%		11/29/2024	2,387	2,387
						37,681	36,471
Services: Consumer
360Holdco, Inc.	L+	4.75%	5.75%		8/2/2025	2,168	2,161
360Holdco, Inc. (Delayed Draw) (d)	L+	4.75%	5.75%		8/2/2025	827	—
Laseraway Intermediate Holdings II, LLC	L+	5.75%	6.50%		10/14/2027	2,222	2,214
						5,217	4,375
Telecommunications
Intermedia Holdings, Inc.	L+	6.00%	7.00%		7/21/2025	1,778	1,770
Mavenir Systems, Inc.	L+	4.75%	5.25%		8/18/2028	1,667	1,669
Sandvine Corporation	L+	4.50%	4.60%		10/31/2025	2,000	1,999
						5,445	5,438
Transportation: Cargo
Keystone Purchaser, LLC (e)	L+	6.25%	7.25%		5/7/2027	3,000	2,947
						3,000	2,947
Utilities: Oil & Gas
NGS US Finco, LLC	L+	4.25%	5.25%		10/1/2025	1,695	1,644
NGS US Finco, LLC	L+	5.25%	6.25%		10/1/2025	248	244
						1,943	1,888
Wholesale
BMC Acquisition, Inc.	L+	5.25%	6.25%		12/30/2024	4,486	4,469
HALO Buyer, Inc.	L+	4.50%	5.50%		6/30/2025	4,824	4,547
						9,310	9,016

TOTAL INVESTMENTS							$189,109
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2021. Certain investments may be subject to an interest rate floor or cap.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2021. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	Investment position or portion thereof unsettled at December 31, 2021.
(f)	This position was on non-accrual status as of December 31, 2021, meaning that the Company has ceased accruing interest income on the position.

Below is certain summarized financial information for SLF as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value	$183,150	$189,109
Cash	1,608	40
Restricted cash	6,454	4,862
Interest receivable	1,613	600
Other assets	5	12
Total assets	192,830	194,623
Liabilities
Revolving credit facility	122,215	94,765
Less: Unamortized deferred financing costs	(1,518)	(2,319)
Total debt, less unamortized deferred financing costs	120,697	92,446
Payable for open trades	—	19,367
Interest payable	769	242
Accounts payable and accrued expenses	346	318
Total liabilities	121,812	112,373
Members’ capital	71,018	82,250
Total liabilities and members’ capital	$192,830	$194,623

	For the years ended December 31,
	2022	2021	2020
Investment income:
Interest income	$15,400	$13,164	$15,578
Total investment income	15,400	13,164	15,578
Expenses:
Interest and other debt financing expenses	6,009	3,918	5,227
Professional fees	814	647	666
Total expenses	6,823	4,565	5,893
Net investment income	8,577	8,599	9,685
Net gain (loss):
Net realized gain (loss)	(3,089)	—	(1,713)
Net change in unrealized gain (loss)	(10,520)	3,734	(5,429)
Net gain (loss)	(13,609)	3,734	(7,142)
Net increase (decrease) in members’ capital	$(5,032)	$12,333	$2,543

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

As of December 31, 2022, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$434,023	$434,023
Unitranche secured loans	—	—	20,633	20,633
Junior secured loans	—	—	22,193	22,193
Equity securities	294	—	28,388	28,682
Investments measured at NAV (1) (2)	—	—	—	35,509
Total investments	$294	$—	$505,237	$541,040
Foreign currency forward contracts asset (liability)	$—	$1,507	$—	$1,507

	Fair Value Measurements
December 31, 2021	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$423,700	$423,700
Unitranche secured loans	—	—	51,494	51,494
Junior secured loans	—	—	14,364	14,364
Equity securities	1,041	—	29,969	31,010
Investments measured at NAV (1) (2)	—	—	—	41,125
Total investments	$1,041	$—	$519,527	$561,693
Foreign currency forward contracts asset (liability)	$—	$781	$—	$781
(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 19.50% at December 31, 2022 and 6.00% to 16.00% at December 31, 2021. The maturity dates on the loans outstanding at December 31, 2022 range between March 2023 and December 2028.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2022 and 2021:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
Net realized gain (loss) on investments	(1,082)	(94)	(1)	47	(1,130)
Net change in unrealized gain (loss) on investments	(10,140)	(5,238)	1,003	(2,544)	(16,919)
Purchases of investments and other adjustments to cost (1)	130,155	3,319	6,827	1,254	141,555
Proceeds from principal payments and sales of investments (2)	(108,610)	(28,848)	—	(338)	(137,796)
Transfers in (out) of Level 3 (3)	—	—	—	—	—
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2020	$405,224	$64,040	$14,592	$23,899	$507,755
Net realized gain (loss) on investments	(22,512)	—	—	748	(21,764)
Net change in unrealized gain (loss) on investments	30,041	(6,054)	218	8,533	32,738
Purchases of investments and other adjustments to cost (1)	204,213	10,815	13,652	7,605	236,285
Proceeds from principal payments and sales of investments (2)	(193,266)	(17,307)	(14,098)	(9,775)	(234,446)
Transfers in (out) of Level 3 (3)	—	—	—	(1,041)	(1,041)
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash transfers between fair value categories.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2022, attributable to Level 3 investments still held at December 31, 2022 was ($15,399). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2021, attributable to Level 3 investments still held at December 31, 2021 was $7,402. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2022. During the year ended December 31, 2021 one investment transferred from Level 3 to Level 1 as a result of an acquisition.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$276,433		Discounted cash flow	EBITDA multiples	9.3	x	3.8	x	18.6	x
				Market yields	12.4%		8.7%		22.3%
Senior secured loans	130,199		Discounted cash flow	Revenue multiples	4.4	x	0.2	x	12.3	x
				Market yields	13.4%		10.0%		22.0%
Senior secured loans	19,546		Enterprise value	Book value multiples	1.2	x	1.2	x	1.2	x
Senior secured loans	5,706		Enterprise value	Revenue multiples	2.5	x	2.5	x	2.5	x
Senior secured loans	1,488		Liquidation	Probability weighting of alternative outcomes	71.3%		29.1%		100.0%
Senior secured loans	80		Enterprise value	EBITDA multiples	8.0	x	8.0	x	8.0	x
Unitranche secured loans	17,019		Discounted cash flow	EBITDA multiples	8.8	x	8.8	x	8.8	x
				Market yields	11.2%		9.1%		13.0%
Unitranche secured loans	3,614		Discounted cash flow	Revenue multiples	8.9	x	5.8	x	12.5	x
				Market yields	11.9%		11.6%		12.1%
Junior secured loans	20,311		Discounted cash flow	Market yields	13.6%		12.3%		20.4%
Junior secured loans	1,882		Liquidation	Probability weighting of alternative outcomes	225.8%		225.8%		225.8%
Equity securities	16,630		Enterprise value	EBITDA multiples	9.0	x	3.8	x	16.0	x
Equity securities	7,502		Enterprise value	Revenue multiples	2.3	x	0.2	x	12.3	x
Equity securities	2,173		Option pricing model	Volatility	66.6%		49.4%		70.0%
Equity securities	397		Discounted cash flow	EBITDA multiples	7.0	x	7.0	x	7.0	x
Total Level 3 Assets	$502,980	(1)
(1)	Excludes investments of $2,257 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2021 were as follows:

					Weighted
	Fair			Unobservable	Average		Range
	Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$305,252		Discounted cash flow	EBITDA multiples	7.7	x	5.0	x	20.0	x
				Market yields	9.6%		5.3%		20.0%
Senior secured loans	79,913		Discounted cash flow	Revenue multiples	6.5	x	0.5	x	13.0	x
				Market yields	8.4%		5.2%		13.1%
Senior secured loans	23,484		Enterprise value	Book value multiples	1.5	x	1.5	x	1.5	x
Senior secured loans	5,771		Enterprise value	Revenue multiples	2.8	x	2.8	x	2.8	x
Senior secured loans	5,111		Enterprise value	EBITDA multiples	6.5	x	6.5	x	6.5	x
Senior secured loans	3,026		Liquidation	Probability weighting of alternative outcomes	88.2%		48.2%		100.0%
Unitranche secured loans	45,072		Discounted cash flow	EBITDA multiples	8.4	x	5.5	x	11.0	x
				Market yields	8.5%		7.3%		13.3%
Unitranche secured loans	4,950		Enterprise value	Revenue multiples	0.6	x	0.6	x	0.6	x
Unitranche secured loans	1,472		Discounted cash flow	Revenue multiples	14.0	x	14.0	x	14.0	x
				Market yields	8.3%		8.3%		8.3%
Junior secured loans	12,266		Discounted cash flow	Market yields	15.8%		8.0%		25.1%
Junior secured loans	1,522		Discounted cash flow	Revenue multiples	15.0	x	15.0	x	15.0	x
				Market yields	2.0%		2.0%		2.0%
Junior secured loans	576		Liquidation	Probability weighting of alternative outcomes	69.1%		69.1%		69.1%
Equity securities	15,688		Enterprise value	EBITDA multiples	5.6	x	4.5	x	15.1	x
Equity securities	6,448		Enterprise value	Revenue multiples	4.8	x	0.6	x	12.3	x
Equity securities	2,281		Liquidation	Probability weighting of alternative outcomes	24.4%		24.4%		24.4%
Equity securities	714		Discounted cash flow	EBITDA multiples	13.3	x	13.3	x	13.3	x
				Market yields	12.3%		12.3%		12.3%
Equity securities	455		Option pricing model	Volatility	42.5%		42.5%		42.5%
Equity securities	264		Enterprise value	Tangible book value multiples	1.5	x	1.5	x	1.5	x
Total Level 3 Assets	$514,265	(1)
(1)	Excludes investments of $5,262 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2022 and 2021, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of December 31, 2022, the estimated fair value of the Company’s 2026 Notes was $116,995. As of December 31, 2021, the Company believed that the carrying value of the 2026 Notes approximated fair value. SBA debentures were carried at cost and with their longer maturity dates, fair value was estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the SBA debentures. As of December 31, 2022, the SBA debentures were repaid in full. As of December 31, 2021, the Company believed that the carrying value of the SBA debentures approximated fair value.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2022 and 2021 were as follows:

				Sales and	PIK			Net
	Fair value at	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
	December 31, 2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	December 31, 2022
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$10,457	$—	$—	$—	$789	$—	$—	$(2,293)	$8,953
American Community Homes, Inc.	4,753	—	—	—	595	—	—	(1,090)	4,258
American Community Homes, Inc.	634	—	—	—	48	—	—	(139)	543
American Community Homes, Inc.	3,164	—	—	—	176	—	—	(1,344)	1,996
American Community Homes, Inc.	4,357	—	—	—	325	—	—	(988)	3,694
American Community Homes, Inc.	20	—	—	—	2	—	—	(5)	17
American Community Homes, Inc.	99	—	—	—	7	—	—	(21)	85
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (1)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	1,942	—	—	(6,144)	19,546

Ascent Midco, LLC	6,392	—	—	(174)	—	25	—	(26)	6,217
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(585)	1,969
	8,946	—	—	(174)	—	25	—	(611)	8,186

C Parent Holdings, LLC. (fka Curion Holdings, LLC)	4,561	—	—	(4,497)	—	—	—	82	146
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Revolver)	550	—	92	(620)	—	—	—	(22)	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Junior secured loan)	—	—	—	—	—	—	(1)	1	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Junior secured loan)	—	—	—	—	—	—	—	—	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	5,111	—	92	(5,117)	—	—	(1)	61	146

Familia Dental Group Holdings, LLC (1,176 Class A units)	1,919	—	245	—	—	—	—	461	2,625
	1,919	—	245	—	—	—	—	461	2,625

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	1,075	16,159
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	385	5,805
MC Asset Management (Corporate), LLC	7,154	—	—	—	1,267	—	—	—	8,421
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	150	—	—	—	1,000
MC Asset Management (Corporate), LLC (15.9% interest)	644	—	—	—	—	—	—	647	1,291
	29,152	—	—	—	1,417	—	—	2,107	32,676

Mnine Holdings, Inc.	5,771	—	—	(22)	320	14	—	(591)	5,492
Mnine Holdings, Inc. (Revolver)	—	—	587	(374)	1	—	—	—	214
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	587	(396)	321	14	—	(591)	5,706

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(250)	382
NECB Collections, LLC, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(250)	382

Second Avenue SFR Holdings II LLC (Revolver) (3)	2,104	—	2,681	—	—	—	—	(30)	4,755
	2,104	—	2,681	—	—	—	—	(30)	4,755

SFR Holdings, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holding, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	80	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	(382)	2,766
	3,148	—	80	—	—	—	—	(382)	2,846
Total non-controlled affiliate company investments	$90,281	$—	$3,685	$(5,687)	$3,680	$39	$(1)	$(5,379)	$86,618
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$500	$—	$—	$—	$—	$(6,116)	$35,509
	41,125	—	500	—	—	—	—	(6,116)	35,509
Total Controlled affiliate company investments	$41,125	$—	$500	$—	$—	$—	$—	$(6,116)	$35,509
(1)	On December 29, 2022, the Company exercised the American Community Homes, Inc. (“ACH”) warrants held by the Company. The Company acquired 4,940 shares of ACH’s common stock, or 22.3% of the equity, in exchange for a nominal exercise price in accordance with the terms of the warrant.
(2)	During the year ended December 31, 2022, Curion Holdings, LLC (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at December 31, 2022 represents the remaining expected escrow proceeds associated with the sale. The Company continues to hold an equity investment in Curion that is valued at zero at December 31, 2022.
(3)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	Fair value at			Sales and	PIK		Net	Net	Fair value at
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	December
	2020	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	31, 2021
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$9,401	$—	$—	$(90)	$1,146	$—	$—	$—	$10,457
American Community Homes, Inc.	6,239	—	—	(2,229)	743	—	—	—	4,753
American Community Homes, Inc.	825	—	—	(838)	13	—	—	—	—
American Community Homes, Inc.	570	—	—	(5)	69	—	—	—	634
American Community Homes, Inc.	335	—	—	(341)	6	—	—	—	—
American Community Homes, Inc.	2,915	—	—	(20)	256	—	—	13	3,164
American Community Homes, Inc.	3,879	—	—	(37)	473	—	—	42	4,357
American Community Homes, Inc.	18	—	—	—	2	—	—	—	20
American Community Homes, Inc.	89	—	—	(1)	11	—	—	—	99
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity)	—	—	—	—	—	—	—	264	264
	24,271	—	—	(3,561)	2,719	—	—	319	23,748

Ascent Midco, LLC	6,997	—	—	(531)	—	25	—	(99)	6,392
Ascent Midco, LLC (Delayed Draw)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	3,016	—	—	—	—	—	—	(462)	2,554
	10,013	—	—	(531)	—	25	—	(561)	8,946

Curion Holdings, LLC	3,159	—	308	—	—	—	—	1,094	4,561
Curion Holdings, LLC (Revolver)	820	—	—	(308)	—	—	—	38	550
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock)	—	—	—	—	—	—	—	—	—
	3,979	—	308	(308)	—	—	—	1,132	5,111

Familia Dental Group Holdings, LLC (1,105 Class A units)	3,118	—	183	—	—	—	—	(1,382)	1,919
	3,118	—	183	—	—	—	—	(1,382)	1,919

HFZ Capital Group, LLC	13,106	—	—	—	—	—	—	1,978	15,084
HFZ Capital Group, LLC	4,709	—	—	—	—	—	—	711	5,420
MC Asset Management (Corporate), LLC	—	—	6,423	—	731	—	—	—	7,154
MC Asset Management (Corporate), LLC (Delayed Draw)	—	—	793	—	57	—	—	—	850
MC Asset Management (Corporate), LLC (15.9% interest)	785	—	—	—	—	—	—	(141)	644
MC Asset Management (Industrial), LLC	11,579	—	—	(12,119)	1,423	1	—	(884)	—
	30,179	—	7,216	(12,119)	2,211	1	—	1,664	29,152

Incipio, LLC (1)	1,764	—	—	—	—	—	—	(1,764)	—
Incipio, LLC (1)	4,227	(1,562)	—	—	48	—	—	(2,713)	—
Incipio, LLC (1)	1,805	(1,732)	—	—	15	—	—	(88)	—
Incipio, LLC (1)	761	(730)	—	—	6	—	—	(37)	—
Incipio, LLC (1)	1,519	(1,458)	—	—	13	—	—	(74)	—
Incipio, LLC (1)	1,488	(1,527)	108	—	9	—	—	(78)	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (Junior secured loan) (1)	—	—	—	—	—	—	—	—	—
Incipio, LLC (1,774 shares of Series C common units) (1)	—	—	—	—	—	—	—	—	—
	11,564	(7,009)	108	—	91	—	—	(4,754)	—

Luxury Optical Holdings Co. (2)	1,430	—	—	(1,640)	159	—	—	51	—
Luxury Optical Holdings Co. (Delayed Draw) (2)	624	—	1,729	(2,353)	—	—	—	—	—
Luxury Optical Holdings Co. (Revolver) (2)	66	—	—	(75)	7	—	—	2	—
Luxury Optical Holdings Co. (91 preferred units) (2)	2,476	(78)	—	(6,132)	694	—	1,807	1,233	—
Luxury Optical Holdings Co. (86 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	4,596	(78)	1,729	(10,200)	860	—	1,807	1,286	—

Mnine Holdings, Inc.	12,356	—	—	(7,137)	603	34	—	(85)	5,771
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	12,356	—	—	(7,137)	603	34	—	(85)	5,771

NECB Collections, LLC (Revolver)	834	—	—	—	—	—	—	(202)	632
NECB Collections, LLC, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	834	—	—	—	—	—	—	(202)	632

SHI Holdings, Inc.	188	—	—	—	—	—	(2,897)	2,709	—
SHI Holdings, Inc. (Revolver)	297	—	—	(315)	—	—	(4,270)	4,288	—
SHI Holdings, Inc. (24 shares of common stock)	—	—	—	—	—	—	(27)	27	—
	485	—	—	(315)	—	—	(7,194)	7,024	—

Second Avenue SFR Holdings II LLC (Revolver)	—	—	2,104	—	—	—	—	—	2,104
Second Avenue SFR Holdings II LLC (Delayed Draw)	—	—	5,850	—	—	—	—	—	5,850
Second Avenue SFR Holdings II LLC (24.4 % of interests)	—	—	3,900	—	—	—	—	—	3,900
	—	—	11,854	—	—	—	—	—	11,854

Summit Container Corporation	3,204	—	—	(3,019)	—	—	(250)	65	—
Summit Container Corporation (Revolver)	1,654	—	5,402	(7,059)	—	—	—	3	—
Summit Container Corporation (warrant to purchase up to 19.5% of the equity)	139	—	—	—	—	—	—	(139)	—
	4,997	—	5,402	(10,078)	—	—	(250)	(71)	—

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,323	—	—	(755)	—	—	—	580	3,148
	3,323	—	—	(755)	—	—	—	580	3,148
Total non-controlled affiliate company investments	$109,715	$(7,087)	$26,800	$(45,004)	$6,484	$60	$(5,637)	$4,950	$90,281

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$39,284	$—	$—	$—	$—	$—	$—	$1,841	$41,125
	39,284	—	—	—	—	—	—	1,841	41,125
Total Controlled affiliate company investments	$39,284	$—	$—	$—	$—	$—	$—	$1,841	$41,125
(1)

During the year ended December 31, 2021, Incipio, LLC (“Incipio”) underwent a restructuring whereby substantially all of the assets of Incipio were acquired by a new entity, Vinci Brands LLC (“Vinci”). The senior lenders at Incipio, including the Company, were part of the new financing at Vinci. The Company’s investments in Vinci are not categorized as affiliate company investments as the Company does not have an equity interest in Vinci. For the purpose of this schedule, transfers out represents the fair value at June 30, 2021.

(2)	During the year ended December 31, 2021, the Company sold its investment in Luxury Optical Holdings Co. For the purpose of this schedule, transfers out represents the fair value of the remaining escrow proceeds.

	For the years ended December 31,
	2022			2021
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,209	$—	$—	$1,148	$—	$—
American Community Homes, Inc.	791	—	—	742	—	—
American Community Homes, Inc.	n/a	n/a	n/a	13	—	—
American Community Homes, Inc.	73	—	—	69	—	—
American Community Homes, Inc.	n/a	n/a	n/a	5	—	—
American Community Homes, Inc.	270	—	—	255	—	—
American Community Homes, Inc.	499	—	—	473	—	—
American Community Homes, Inc.	3	—	—	31	—	—
American Community Homes, Inc.	11	—	—	12	—	—
American Community Homes, Inc. (Revolver)	21	—	—	—	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
American Community Homes, Inc. (Warrant)	—	—	—	—	—	—
	2,877	—	—	2,748	—	—

Ascent Midco, LLC	516	—	—	471	—	—
Ascent Midco, LLC (Delayed Draw)	n/a	n/a	n/a	9	—	—
Ascent Midco, LLC (Revolver)	4	—	—	4	—	—
Ascent Midco, LLC (Class A units)	—	189	—	—	174	—
	520	189	—	484	174	—

C Parent Holdings, LLC. (fka Curion Holdings, LLC)	1,766	—	—	—	—	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Revolver)	294	—	—	—	—	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Junior secured loan)	—	—	—	—	—	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Junior secured loan)	—	—	—	—	—	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Common stock)	—	—	—	—	—	—
	2,060	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,977	—	—	1,880	—	—
HFZ Capital Group, LLC	710	—	—	675	—	—
MC Asset Management (Corporate), LLC	1,369	—	—	1,024	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	162	—	—	91	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
MC Asset Management (Industrial), LLC	n/a	n/a	n/a	2,136	—	—
	4,218	—	—	5,806	—	—

Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Junior secured loan)	n/a	n/a	n/a	—	—	—
Incipio, LLC (Common units)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Luxury Optical Holdings Co.	n/a	n/a	n/a	166	—	—
Luxury Optical Holdings Co. (Delayed Draw)	n/a	n/a	n/a	219	—	36
Luxury Optical Holdings Co. (Revolver)	n/a	n/a	n/a	7	—	—
Luxury Optical Holdings Co. (Preferred units)	n/a	n/a	n/a	694	813	—
Luxury Optical Holdings Co. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	1,086	813	36

Mnine Holdings, Inc.	787	—	—	1,301	—	—
Mnine Holdings, Inc. (Revolver)	9	—	—	n/a	n/a	n/a
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	796	—	—	1,301	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Delayed Draw)	n/a	n/a	n/a	83	—	—
Second Avenue SFR Holdings II LLC (Revolver)	312	—	—	22	—	—
	312	—	—	105	—	—

SFR Holdco, LLC (Junior secured loan)	468	—	—	—	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	468	—	—	—	—	—

SHI Holdings, Inc.	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Revolver)	n/a	n/a	n/a	—	—	—
SHI Holdings, Inc. (Common stock)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	—	—	—

Summit Container Corporation	n/a	n/a	n/a	57	—	—
Summit Container Corporation (Revolver)	n/a	n/a	n/a	35	—	—
Summit Container Corporation (Warrant)	n/a	n/a	n/a	—	—	—
	n/a	n/a	n/a	92	—	—

TJ Management HoldCo, LLC (Revolver)	14	—	—	12	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	14	—	—	12	—	—

Total non-controlled affiliate company investments	$11,265	$189	$—	$11,634	$987	$36

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$3,600	$—	$—	$4,325	$—
	—	3,600	—	—	4,325	—
Total controlled affiliate company investments	$—	$3,600	$—	$—	$4,325	$—

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

Base management fees for the years ended December 31, 2022, 2021 and 2020 were $9,055, $9,514 and $9,807, respectively. MC Advisors elected to voluntarily waive $55, zero, and $430 of such base management fees for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The composition of the Company’s incentive fees was as follows:

	For the years ended December 31,
	2022	2021	2020
Part one incentive fees (1)	$4,127	$3,690	$5,724
Part two incentive fees (2)	—	—	—
Incentive Fee Limitation	—	—	(5,012)
Incentive fees, excluding the impact of the incentive fee waivers	4,127	3,690	712
Incentive fee waivers (3)	(525)	(1,484)	(712)
Total incentive fees, net of incentive fee waivers	$3,602	$2,206	$—
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $3,139, $3,442 and $3,312, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $1,163, $1,357 and $1,300, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2022 and 2021, $255 and $337, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both December 31, 2022 and 2021, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA, prior to its dissolution, from the asset coverage test under the 1940 Act. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 167% and 189%, respectively.

Revolving Credit Facility: The Company has a $255,000 revolving credit facility with ING Capital LLC, as agent. The revolving credit facility has an accordion feature which permits the Company, under certain circumstances to increase the size of the facility up to $400,000. The revolving credit facility is secured by a lien on all of the Company’s assets, including cash on hand, but excluding the assets of the Company’s wholly-owned subsidiary, MRCC SBIC, prior to its dissolution. The Company may make draws under the revolving credit facility to make or purchase additional investments through December 27, 2026 and for general working capital purposes until December 27, 2027, the maturity date of the revolving credit facility.

On December 27, 2022, the Company amended its revolving credit facility which extended the maturity date from March 1, 2024 to December 27, 2027, increased the advance rate against certain types of assets in the Company’s portfolio, with corresponding adjustments to the concentration limits and replaced LIBOR benchmark provisions with term SOFR benchmark provisions. The other significant terms of the credit facility remained unchanged. The Company incurred expenses of $1,765 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

The Company’s ability to borrow under the revolving credit facility is subject to availability under the borrowing base, which permits the Company to borrow up to 72.5% of the fair market value of its portfolio company investments depending on the type of investment the Company holds and whether the investment is quoted. The Company’s ability to borrow is also subject to certain concentration limits, and continued compliance with the representations, warranties and covenants given by the Company under the facility. The revolving credit facility contains certain financial covenants, including, but not limited to, the Company’s maintenance of: (1) minimum consolidated total net assets at least equal to $150,000 plus 65% of the net proceeds to the Company from sales of its equity securities after March 1, 2019; (2) a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 1.5 to 1; and (3) a senior debt coverage ratio of at least 2 to 1. The revolving credit facility also requires the Company to undertake customary indemnification obligations with respect to ING Capital LLC and other members of the lending group and to reimburse the lenders for expenses associated with entering into the credit facility. The revolving credit facility also has customary provisions regarding events of default, including events of default for nonpayment, change in control transactions at both Monroe Capital Corporation and MC Advisors, failure to comply with financial and negative covenants, and failure to maintain the Company’s relationship with MC Advisors. If the Company incurs an event of default under the revolving credit facility and fails to remedy such default under any applicable grace period, if any, then the entire revolving credit facility could become immediately due and payable, which would materially and adversely affect the Company’s liquidity, financial condition, results of operations and cash flows.

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

As of December 31, 2022, the Company had U.S. dollar borrowings of $204,600. As of December 31, 2021, the Company had U.S. dollar borrowings of $146,400 and non-U.S. dollar borrowings denominated in Great Britain pounds of £3,433 ($4,645 in U.S. dollars) under the revolving credit facility. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled $157, $660 and ($665) for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for year ended December 31, 2022. For the year ended December 31, 2021, the Company repaid borrowings denominated in Great Britain pounds of £12,667. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($866) for year ended December 31, 2021. There were no repayments of foreign currency borrowings for the year ended December 31, 2020.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2022 and December 31, 2021, the outstanding borrowings were accruing at a weighted average interest rate of 7.0% and 3.1%, respectively.

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

2026 Notes: As of both December 31, 2022 and December 31, 2021, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures utilizing a borrowing on the revolving credit facility and the restricted cash at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $1,039 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.

As of December 31, 2022 and December 31, 2021, MRCC SBIC had zero and $57,624, respectively, in leverageable capital and the following SBA debentures outstanding:

Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
September 2024	3.4%	$—	$2,920
March 2025	3.3%	—	14,800
March 2025	2.9%	—	7,080
September 2027	3.2%	—	32,100
Total		$—	$56,900

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the years ended December 31,
	2022	2021	2020
Interest expense - revolving credit facility	$8,442	$4,593	$5,594
Interest expense - 2023 Notes	—	837	6,270
Interest expense - 2026 Notes	6,220	5,763	—
Interest expense - SBA debentures	292	2,676	3,944
Amortization of deferred financing costs	2,126	2,205	2,181
Total interest and other debt financing expenses	$17,080	$16,074	$17,989
Average debt outstanding	314,053	332,034	370,904
Average stated interest rate	4.7%	4.1%	4.2%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of both December 31, 2022 and 2021, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	153	1/18/2023	$14	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
				$1,507	$—

	As of December 31, 2021
				Gross	Gross
	Notional			Amount of	Amount of
	Amount to be		Settlement	Unrealized	Unrealized
Description	Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract		£82	1/3/2022	$—	$(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£79	4/4/2022	—	(10)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract		£29	5/6/2022	—	(3)	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	1/19/2022	8	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	2/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	4/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	5/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	6/17/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	8/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	9/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	152	10/19/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	136	11/16/2022	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/16/2022	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	153	1/18/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	5	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	7	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	6	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	635	—	Unrealized gain on foreign currency forward contracts
				$804	$(23)

For the years ended December 31, 2022, 2021 and 2020, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $726, $894 and ($54), respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized net realized gain (loss) on foreign currency forward contracts of $119, ($48) and ($16), respectively.

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

The following permanent differences were reclassified for tax purposes:

	For the years ended December 31,
	2022	2021	2020
Increase (decrease) in capital in excess of par value	$13	$(301)	$(447)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	(13)	301	447

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2022 and 2021, the Company had no short-term capital loss carryforwards. As of December 31, 2022 and 2021, the Company had long-term capital loss carryforwards of $41,826 and $40,696, respectively.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(2,786)	$32,459	$1,646
Net change in unrealized (gain) loss for book but not tax	23,618	(36,108)	31,263
Other realized gain (loss) for tax but not book	—	—	(857)
Other income (loss) for tax but not book	84	(961)	217
Other deductions for book in excess of deductions for tax	—	—	—
Expenses not currently deductible	1,405	282	370
Net capital loss carryforward	1,130	20,040	(1,694)
Total taxable income	$23,451	$15,712	$30,945

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the years ended December 31,
	2022	2021	2020
Ordinary income	$21,666	$21,514	$23,064
Long-term capital gains	—	—	—
Total	$21,666	$21,514	$23,064

The Company’s consolidated Taxable Subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a net tax expense of approximately $1,311, $4 and $2, respectively, for these Taxable Subsidiaries.

As of December 31, 2022, the estimated cost basis of investment for U.S. federal income tax purposes was $579,604, resulting in estimated net unrealized loss of $38,563, comprised of estimated gross unrealized gains and losses of $20,104 and $58,667, respectively. As of December 31, 2021, the estimated cost basis of investment for U.S. federal income tax purposes was $576,327, resulting in estimated net unrealized loss of $14,634, comprised of estimated gross unrealized gains and losses of $22,135 and $36,769, respectively.

Note 10. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2022, 2021 and 2020:

							DRIP Shares
			Amount		DRIP	DRIP	Purchased	Cost of
Date	Record	Payment	Per	Cash	Shares	Shares	in the Open	DRIP Shares
Declared	Date	Date	Share	Distribution	Issued	Value	Market	Purchased
Year ended December 31, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	—	—	29,655	280
September 1, 2022	September 15, 2022	September 30, 2022	0.25	5,416	—	—	20,789	164
December 5, 2022	December 15, 2022	December 30, 2022	0.25	5,417	—	—	17,017	149
Total distributions declared			$1.00	$21,666	—	$—	92,690	$869

Year ended December 31, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
June 2, 2021	June 16, 2021	June 30, 2021	0.25	5,386	—	—	31,277	343
September 2, 2021	September 16, 2021	September 30, 2021	0.25	5,386	—	—	35,623	369
December 2, 2021	December 16, 2021	December 31, 2021	0.25	5,416	—	—	27,905	315
Total distributions declared			$1.00	$21,514	—	$—	130,416	$1,391

Year ended December 31, 2020:
March 3, 2020	March 16, 2020	March 31, 2020	$0.35	$7,155	—	$—	55,938	$374
May 8, 2020	June 15, 2020	June 30, 2020	0.25	5,257	—	—	40,612	283
September 4, 2020	September 16, 2020	September 30, 2020	0.25	5,326	—	—	44,246	305
December 4, 2020	December 16, 2020	December 31, 2020	0.25	5,326	—	—	45,667	365
Total distributions declared			$1.10	$23,064	—	$—	186,463	$1,327

None of the distributions declared during the years ended December 31, 2022, 2021 and 2020 represented a return of capital for tax purposes.

Note 11. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4,182 under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 and offering costs were $27, resulting in net proceeds of approximately $4,092. During the year ended December 31, 2020, the Company sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6,684 under the ATM Program. Aggregate underwriter’s discounts and commissions were $100 and offering costs were $89, resulting in net proceeds of approximately $6,495.

Note 12. Commitments and Contingencies

Commitments: As of December 31, 2022 and 2021, the Company had $63,450 and $55,483, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350 and $7,850, to SLF as of December 31, 2022 and 2021, respectively, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2022.

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

Note 13. Financial Highlights

The financial highlights for the Company are as follows:

	For the years ended December 31,
	2022	2021	2020	2019	2018
Per share data:
Net asset value at beginning of year	$11.51	$11.00	$12.20	$12.66	$13.77
Net investment income (1)	1.02	1.03	1.45	1.42	1.57
Net gain (loss) (1)	(1.15)	0.48	(1.37)	(0.48)	(1.28)
Net increase (decrease) in net assets resulting from operations (1)	(0.13)	1.51	0.08	0.94	0.29
Stockholder distributions – income	(1.00)	(1.00)	(1.10)	(1.40)	(1.40)
Stockholder distributions – capital gains	—	—	—	—	—
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	—	—	(0.18)	—	—
Effect of share repurchases (2)	—	—	—	—	—
Other (2)	0.01	—	—	—	—
Net asset value at end of year	$10.39	$11.51	$11.00	$12.20	$12.66
Net assets at end of year	$225,019	$249,471	$234,434	$249,357	$258,767
Shares outstanding at end of year	21,666,340	21,666,340	21,303,540	20,444,564	20,444,564
Per share market value at end of year	$8.54	$11.22	$8.03	$10.86	$9.60
Total return based on market value (3)	(15.20)%	53.26%	(13.86)%	27.68%	(21.74)%
Total return based on average net asset value (4)	(1.18)%	13.40%	0.72%	7.53%	2.17%
Ratio/Supplemental data: (5)
Ratio of net investment income to average net assets	9.42%	9.15%	13.32%	11.38%	11.85%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	14.60%	13.07%	13.68%	15.35%	9.84%
Portfolio turnover	24.93%	41.80%	25.24%	27.18%	31.53%

	For the years ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value at beginning of year	$14.52	$14.19	$14.05	$13.92	$14.54
Net investment income (1)	1.40	1.55	1.60	1.57	1.13
Net gain (loss) (1)	(0.75)	0.13	(0.07)	(0.12)	0.15
Net increase (decrease) in net assets from operations (1)	0.65	1.68	1.53	1.45	1.28
Stockholder distributions – income	(1.37)	(1.40)	(1.37)	(1.36)	(1.15)
Stockholder distributions – capital gains	(0.03)	—	(0.03)	—	—
Stockholder distributions – return of capital	—	—	—	—	(0.21)
Effect of share issuance above (below) NAV (2)	—	0.05	—	—	(0.57)
Effect of share repurchases (2)	—	—	—	0.04	0.03
Other (2)	—	—	0.01	—	—
Net asset value at end of year	$13.77	$14.52	$14.19	$14.05	$13.92
Net assets at end of year	$278,699	$240,850	$184,535	$133,738	$138,092
Shares outstanding at end of year	20,239,957	16,581,869	13,008,007	9,517,910	9,918,269
Per share market value at end of year	$13.75	$15.38	$13.09	$14.46	$12.20
Total return based on market value (3)	(1.82)%	28.95%	(0.21)%	30.67%	(9.29)%
Total return based on average net asset value (4)	4.58%	11.70%	11.04%	10.34%	9.17%
Ratio/Supplemental data: (5)
Ratio of net investment income to average net assets	9.80%	10.81%	11.56%	11.20%	7.71%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	9.46%	10.81%	11.20%	11.03%	8.53%
Portfolio turnover	39.39%	22.41%	30.70%	47.03%	39.77%
(1)	Calculated using the weighted average shares outstanding during the years presented.
(2)	Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)	The following is a schedule of supplemental ratios for the years presented.

	2022	2021	2020	2019	2018
Ratio of total investment income to average net assets	24.02%	22.22%	27.00%	26.73%	21.69%
Ratio of interest and other debt financing expenses to average net assets	7.25%	6.63%	7.89%	7.95%	4.56%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	13.09%	12.16%	13.86%	13.61%	9.19%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (6)	1.53%	0.91%	0.00%	1.74%	0.65%

	2017	2016	2015	2014	2013
Ratio of total investment income to average net assets	19.26%	21.62%	22.76%	22.23%	17.10%
Ratio of interest and other debt financing expenses to average net assets	3.13%	3.26%	3.33%	3.23%	2.59%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	7.43%	8.17%	8.31%	8.42%	7.15%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (6)	2.03%	2.64%	2.89%	2.61%	1.38%
(6)	The ratio of waived incentive fees to average net assets was 0.22%, 0.61%, 0.31%, 0.46%, zero, 0.12%, 0.13%, zero, zero and zero for the years presented.

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 1, 2023, the date on which the consolidated financial statements were issued.

On March 1, 2023, the Board declared a quarterly distribution of $0.25 per share payable on March 31, 2023 to holders of record on March 15, 2023.

Note 15. Selected Quarterly Financial Data (unaudited)

	For the quarter ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$15,164	$15,916	$12,995	$12,491
Net investment income	$5,520	$6,260	$5,014	$5,398
Net gain (loss)	$(1,040)	$(7,009)	$(12,378)	$(4,551)
Net increase (decrease) in net assets resulting from operations	$4,480	$(749)	$(7,364)	$847
Net investment income per share – basic and diluted	$0.25	$0.29	$0.23	$0.25
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.21	$(0.03)	$(0.34)	$0.04
Net asset value per share at period end	$10.39	$10.43	$10.71	$11.30

	For the quarter ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$13,039	$15,214	$12,364	$13,213
Net investment income	$5,373	$6,312	$5,157	$5,326
Net gain (loss)	$1,462	$927	$6,173	$1,729
Net increase (decrease) in net assets resulting from operations	$6,835	$7,239	$11,330	$7,055
Net investment income per share – basic and diluted	$0.25	$0.29	$0.24	$0.25
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.32	$0.34	$0.53	$0.33
Net asset value per share at period end	$11.51	$11.45	$11.36	$11.08

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$12,552	$13,385	$20,642	$15,002
Net investment income	$5,326	$5,644	$12,636	$6,782
Net gain (loss)	$3,751	$9,541	$1,598	$(43,632)
Net increase (decrease) in net assets resulting from operations	$9,077	$15,185	$14,234	$(36,850)
Net investment income per share – basic and diluted	$0.25	$0.26	$0.61	$0.33
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$0.42	$0.71	$0.69	$(1.81)
Net asset value per share at period end	$11.00	$10.83	$10.37	$10.04

(a)(3) Exhibits

Exhibit
Number	Description of Document

3.1

Amended and Restated Articles of Incorporation of Monroe Capital Corporation (Incorporated by reference to Exhibit (a)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

3.2

Bylaws of Monroe Capital Corporation (Incorporated by reference to Exhibit (b)(1) of the Registrant’s Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

4.1

Form of Stock Certificate of Monroe Capital Corporation (Incorporated by reference to Exhibit (d) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

4.2

Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit (d)(7) of the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-216665) filed on September 12, 2018)

4.3

Second Supplemental Indenture by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021)

4.4

Form of Global Note with respect to the 4.75% Notes due 2026 (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 814-00866) filed on January 25, 2021, and Exhibit A therein)

4.5	Description of Securities (filed herewith)

10.1

Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.2

Amended and Restated Investment Advisory and Management Agreement between Registrant and MC Advisors (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 6, 2019)

10.3

Form of Custodian Agreement (Incorporated by reference to Exhibit (j) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.4

Administration Agreement between Registrant and MC Management (Incorporated by reference to Exhibit (k)(1) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.5

License Agreement between the Registrant and Monroe Capital, LLC (Incorporated by reference to Exhibit (k)(2) of the Registrant's Pre-Effective Amendment No. 8 to the Registration Statement on Form N-2 (File No. 333-172601) filed on October 18, 2012)

10.6

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on June 30, 2022)

10.7

MRCC Senior Loan Fund I, LLC Limited Liability Company Agreement dated October 31, 2017, by and between the Registrant and NLV Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on November 1, 2017)

10.8

Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, dated March 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on March 5, 2019)

10.9

Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 20, 2019 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00866) filed on March 20, 2019)

10.10

Amendment No. 2 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated September 27, 2019 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on October 2, 2019)

10.11

Amendment No. 3 and Limited Waiver to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 21, 2020 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on May 22, 2020)

10.12

Amendment No. 4 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 30, 2021 (Incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 814-00866) filed on March 3, 2022)

10.13

Amendment No. 5 to Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 27, 2022 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00866) filed on December 28, 2022)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of RSM US LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Report of RSM US LLP on Senior Securities Table (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023

Monroe Capital Corporation (Registrant)

By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 1, 2023
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 1, 2023
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 1, 2023
Thomas J. Allison

/s/ Caroline Davidson	Director	March 1, 2023
Caroline Davidson

/s/ Jeffrey A. Golman	Director	March 1, 2023
Jeffrey A. Golman

/s/ Jorde M. Nathan	Director	March 1, 2023
Jorde M. Nathan

/s/ Robert S. Rubin	Director	March 1, 2023
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 1, 2023
Jeffrey D. Steele