Form 10-Q
period 2023-03-31
MONROE CAPITAL Corp
filed 2023-05-10
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$407,445	$418,913
Non-controlled affiliate company investments	88,892	86,618
Controlled affiliate company investments	35,763	35,509
Total investments, at fair value (amortized cost of: $574,555 and $579,307, respectively)	532,100	541,040
Cash	6,929	5,450
Unrealized gain on foreign currency forward contracts	1,687	1,507
Interest and dividend receivable	18,089	16,457
Other assets	660	541
Total assets	559,465	564,995

LIABILITIES
Debt:
Revolving credit facility	202,800	204,600
2026 Notes	130,000	130,000
Total debt	332,800	334,600
Less: Unamortized deferred financing costs	(4,190)	(4,486)
Total debt, less unamortized deferred financing costs	328,610	330,114
Interest payable	1,669	3,041
Management fees payable	2,200	2,221
Incentive fees payable	1,657	1,380
Accounts payable and accrued expenses	2,333	3,220
Directors’ fees payable	35	—
Total liabilities	336,504	339,976
Net assets	$222,961	$225,019

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,700	298,700
Accumulated undistributed (overdistributed) earnings	(75,761)	(73,703)
Total net assets	$222,961	$225,019

Net asset value per share	$10.29	$10.39

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$11,710	$8,655
Payment-in-kind interest income	885	657
Dividend income	146	64
Fee income	310	—
Total investment income from non-controlled/non-affiliate company investments	13,051	9,376
Non-controlled affiliate company investments:
Interest income	1,417	1,006
Payment-in-kind interest income	1,387	1,164
Dividend income	49	45
Total investment income from non-controlled affiliate company investments	2,853	2,215
Controlled affiliate company investments:
Dividend income	900	900
Total investment income from controlled affiliate company investments	900	900
Total investment income	16,804	12,491

Operating expenses:
Interest and other debt financing expenses	5,514	3,922
Base management fees	2,200	2,343
Incentive fees	1,657	408
Professional fees	128	280
Administrative service fees	255	330
General and administrative expenses	155	219
Directors’ fees	35	35
Expenses before base management fee and incentive fee waivers	9,944	7,537
Base management fee waivers	—	(55)
Incentive fee waivers	—	(408)
Total operating expenses, net of base management fee and incentive fee waivers	9,944	7,074
Net investment income before income taxes	6,860	5,417
Income taxes, including excise taxes	233	19
Net investment income	6,627	5,398

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	706	(103)
Extinguishment of debt	—	(1,039)
Foreign currency forward contracts	37	12
Foreign currency and other transactions	(3)	(9)
Net realized gain (loss)	740	(1,139)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(3,417)	(1,857)
Non-controlled affiliate company investments	(1,025)	(389)
Controlled affiliate company investments	254	(915)
Foreign currency forward contracts	180	(416)
Foreign currency and other transactions	—	165
Net change in unrealized gain (loss)	(4,008)	(3,412)

Net gain (loss)	(3,268)	(4,551)

Net increase (decrease) in net assets resulting from operations	$3,359	$847

Per common share data:
Net investment income per share - basic and diluted	$0.31	$0.25
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.16	$0.04
Weighted average common shares outstanding - basic and diluted	21,666	21,666

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	5,398	5,398
Net realized gain (loss)	—	—	—	(1,139)	(1,139)
Net change in unrealized gain (loss)	—	—	—	(3,412)	(3,412)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at March 31, 2022	21,666	$22	$298,687	$(53,808)	$244,901

Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019
Net investment income	—	—	—	6,627	6,627
Net realized gain (loss)	—	—	—	740	740
Net change in unrealized gain (loss)	—	—	—	(4,008)	(4,008)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at March 31, 2023	21,666	$22	$298,700	$(75,761)	$222,961

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,359	$847
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(706)	103
Net realized (gain) loss on extinguishment of debt	—	1,039
Net realized (gain) loss on foreign currency forward contracts	(37)	(12)
Net realized (gain) loss on foreign currency and other transactions	3	9
Net change in unrealized (gain) loss on investments	4,188	3,161
Net change in unrealized (gain) loss on foreign currency forward contracts	(180)	416
Net change in unrealized (gain) loss on foreign currency and other transactions	—	(165)
Payment-in-kind interest income	(2,272)	(1,821)
Net accretion of discounts and amortization of premiums	(360)	(378)
Purchases of investments	(22,314)	(21,567)
Proceeds from principal payments, sales of investments and settlement of forward contracts	30,441	36,218
Amortization of deferred financing costs	321	601
Changes in operating assets and liabilities:
Interest and dividend receivable	(1,632)	(955)
Other assets	(119)	(293)
Interest payable	(1,372)	(2,101)
Management fees payable	(21)	(166)
Incentive fees payable	277	(435)
Accounts payable and accrued expenses	(887)	(374)
Directors’ fees payable	35	35
Net cash provided by (used in) operating activities	8,724	14,162

Cash flows from financing activities:
Borrowings on revolving credit facility	33,500	71,700
Repayments of revolving credit facility	(35,300)	(34,299)
Repayment of SBA debentures	—	(56,900)
Payments of deferred financing costs	(25)	—
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(5,417)	(5,417)
Net cash provided by (used in) financing activities	(7,242)	(24,916)

Net increase (decrease) in Cash and Restricted cash	1,482	(10,754)
Effect of foreign currency exchange rates	(3)	10
Cash and Restricted cash, beginning of period	5,450	18,081
Cash and Restricted cash, end of period	$6,929	$7,337

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$6,529	$5,386
Cash paid (refund received) for income taxes, including excise taxes during the period	$318	$276

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(unaudited)

(in thousands)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2023	December 31, 2022
Cash	$6,929	$5,450
Restricted cash	—	—
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$6,929	$5,450

	March 31, 2022	December 31, 2021
Cash	$7,337	$2,622
Restricted cash	—	15,459
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$7,337	$18,081

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L	6.00%	11.16%	4/1/2021	4/1/2027	3,439	$3,390	$3,121	1.4%
Born To Run, LLC	L	6.00%	11.16%	4/1/2021	4/1/2027	468	468	425	0.2%
Hastings Manufacturing Company	SF	7.60%	12.41%	4/24/2018	12/31/2024	1,970	1,970	1,990	0.9%
Hastings Manufacturing Company	SF	7.60%	12.39%	3/29/2023	12/31/2024	691	691	691	0.3%
Hastings Manufacturing Company (Revolver) (*)	SF	7.60%	12.41%	3/29/2023	12/31/2024	691	—	—	0.0%
Lifted Trucks Holdings, LLC	L	5.75%	10.50%	8/2/2021	8/2/2027	6,930	6,823	6,864	3.1%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	10.54%	8/2/2021	8/2/2027	1,667	222	220	0.1%
Panda Acquisition, LLC	SF	6.25%	10.98%	12/20/2022	10/18/2028	4,472	3,691	3,689	1.6%
						20,328	17,255	17,000	7.6%
Banking
MV Receivables II, LLC (#)	L	9.75%	14.41%	7/29/2021	7/29/2026	8,130	7,767	7,793	3.6%
StarCompliance MidCo, LLC	L	6.75%	11.91%	1/12/2021	1/12/2027	2,000	1,973	1,970	0.9%
StarCompliance MidCo, LLC	L	6.75%	11.91%	10/12/2021	1/12/2027	335	330	330	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.59%	1/12/2021	1/12/2027	322	94	92	0.0%
						10,787	10,164	10,185	4.6%
Beverage, Food & Tobacco
LVF Holdings, Inc.	SF	6.40%	11.30%	6/10/2021	6/10/2027	1,478	1,456	1,435	0.6%
LVF Holdings, Inc.	SF	6.40%	11.30%	6/10/2021	6/10/2027	1,414	1,414	1,373	0.6%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.40%	11.30%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	SF	6.40%	11.30%	6/10/2021	6/10/2027	238	138	134	0.1%
LX/JT Intermediate Holdings, Inc.	SF	6.00%	10.91%	3/11/2020	3/11/2025	5,443	5,396	5,386	2.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.91%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,750	8,404	8,328	3.7%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	7.00%	12.16%	9/9/2022	12/17/2026	3,950	3,846	3,906	1.8%
CGI Automated Manufacturing, LLC	SF	7.00%	12.16%	9/30/2022	12/17/2026	1,134	1,108	1,121	0.5%
MCP Shaw Acquisitionco, LLC	SF	6.00%	11.16%	2/28/2020	11/28/2025	9,696	9,600	9,691	4.3%
MCP Shaw Acquisitionco, LLC	SF	6.00%	10.90%	12/29/2021	11/28/2025	2,965	2,922	2,963	1.3%
MCP Shaw Acquisitionco, LLC	SF	6.00%	10.90%	12/29/2021	11/28/2025	975	975	975	0.5%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.00%	11.16%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,504	18,451	18,656	8.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			10.84	% Cash/
Valudor Products LLC	L	7.50%	1.50	% PIK	6/18/2018	6/19/2023	1,616	$1,614	$1,905	0.9%
Valudor Products LLC (a)	L	7.50%	12.34	% PIK	6/18/2018	6/19/2023	268	268	285	0.1%
Valudor Products LLC	L	7.50%	12.34%		12/22/2021	6/19/2023	502	502	1,443	0.6%
Valudor Products LLC (Revolver) (*)	L	9.50%	14.34%		6/18/2018	6/19/2023	1,095	—	—	0.0%
							3,481	2,384	3,633	1.6%
Construction & Building
TCFIII OWL Buyer LLC	SF	5.50%	10.42%		4/19/2021	4/17/2026	2,014	1,991	2,014	0.9%
TCFIII OWL Buyer LLC	SF	5.50%	10.42%		4/19/2021	4/17/2026	2,459	2,459	2,459	1.1%
TCFIII OWL Buyer LLC	SF	5.50%	10.42%		12/17/2021	4/17/2026	2,207	2,179	2,207	1.0%
							6,680	6,629	6,680	3.0%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.50%	10.33%		8/3/2021	8/3/2026	5,541	5,464	5,486	2.4%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	10.33%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L	6.75%	11.41%		8/4/2021	8/4/2026	3,448	3,399	3,344	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	11.58%		8/4/2021	8/4/2026	473	189	184	0.1%
							10,885	9,052	9,014	4.0%
Consumer Goods: Non-Durable
			12.14	% Cash/
The Kyjen Company, LLC	SF	7.25%	0.50	% PIK	5/14/2021	4/3/2026	985	978	972	0.5%
The Kyjen Company, LLC	SF	7.00%	11.95	% PIK	9/13/2022	4/3/2026	—	—	—	0.0%
			11.45	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	105	89	88	0.0%
Thrasio, LLC	L	7.00%	12.16%		12/18/2020	12/18/2026	2,439	2,435	2,421	1.1%
							3,529	3,502	3,481	1.6%
Environmental Industries
Quest Resource Management Group, LLC	SF	7.00%	11.67%		10/19/2020	10/20/2025	970	905	944	0.4%
Quest Resource Management Group, LLC	SF	7.00%	11.78%		10/19/2020	10/20/2025	1,065	1,065	1,036	0.5%
Quest Resource Management Group, LLC	SF	7.00%	11.78%		12/7/2021	10/20/2025	3,787	3,734	3,673	1.6%
Quest Resource Management Group, LLC	SF	7.00%	11.78%		12/7/2021	10/20/2025	382	382	370	0.2%
							6,204	6,086	6,023	2.7%
FIRE: Finance
Avalara, Inc.	SF	7.25%	12.15%		10/19/2022	10/19/2028	4,000	3,907	4,000	1.8%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.15%		10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.15%		8/19/2022	8/18/2028	2,522	2,477	2,509	1.1%
GC Champion Acquisition LLC	SF	6.75%	11.56%		8/19/2022	8/18/2028	704	704	701	0.3%
J2 BWA Funding LLC (Revolver) (*) (#)	n/a	n/a	9.00%		12/24/2020	12/24/2026	2,750	1,395	1,388	0.6%
Liftforward SPV II, LLC (#)	SF	10.75%	15.67	% PIK	11/10/2016	9/30/2023	418	418	391	0.2%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	10.75%		6/29/2021	6/29/2026	3,026	3,400	3,026	1.4%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	11.50%		2/25/2021	2/25/2026	7,184	8,460	7,184	3.2%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	3,291	3,291	3,267	1.5%
W3 Monroe RE Debt LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	10.00%		3/31/2023	2/4/2028	67	21	21	0.0%
YS WH4 LLC (Revolver) (*) (#)	SF	7.00%	11.93%		7/20/2022	11/20/2025	5,250	609	609	0.3%
							29,612	24,682	23,096	10.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.95%		5/3/2022	4/30/2025		2,784	$2,744	$2,784	1.3%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.95%		5/3/2022	4/30/2025		285	285	285	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	12.95%		5/3/2022	4/30/2025		1,395	930	930	0.4%
NCBP Property, LLC (#)	L	9.50%	14.16%		12/18/2020	6/16/2023		1,950	1,948	1,959	0.9%
								6,414	5,907	5,958	2.7%
Healthcare & Pharmaceuticals
Brickell Bay Acquisition Corp.	L	6.50%	11.25%		2/12/2021	2/12/2026		1,875	1,847	1,845	0.8%
			10.60	% Cash/
Caravel Autism Health, LLC	SF	7.01%	1.00	% PIK	6/30/2021	6/30/2027		5,041	4,966	4,749	2.1%
			11.33	% Cash/
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	7.18%	1.00	% PIK	6/30/2021	6/30/2027		3,751	901	849	0.4%
			10.60	% Cash/
Caravel Autism Health, LLC (Revolver) (*)	SF	7.01%	1.00	% PIK	6/30/2021	6/30/2027		1,267	867	817	0.4%
Dorado Acquisition, Inc.	SF	6.60%	11.27%		6/30/2021	6/30/2026		4,925	4,856	4,822	2.2%
Dorado Acquisition, Inc.	SF	6.76%	11.34%		11/27/2022	6/30/2026		4,082	3,988	3,996	1.8%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.60%	11.27%		6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.27%		6/30/2021	6/30/2026		596	—	—	0.0%
			8.50	% Cash/
INH Buyer, Inc.	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028		2,969	2,946	2,845	1.3%
KL Moon Acquisition, LLC	SF	7.00%	11.68%		2/1/2023	2/1/2029		5,000	4,855	4,850	2.2%
KL Moon Acquisition, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.04%		2/1/2023	2/1/2029		1,702	—	—	0.0%
KL Moon Acquisition, LLC (Revolver) (*)	SF	7.00%	12.04%		2/1/2023	2/1/2029		813	136	131	0.1%
NationsBenefits, LLC	SF	7.00%	11.77%		8/20/2021	8/26/2027		3,950	3,893	4,029	1.8%
NationsBenefits, LLC	SF	7.00%	11.77%		8/26/2022	8/26/2027		4,707	4,707	4,801	2.2%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.77%		8/26/2022	8/26/2027		5,087	2,673	2,727	1.2%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.77%		8/20/2021	8/26/2027		2,222	889	889	0.4%
NQ PE Project Colosseum Midco Inc.	SF	5.65%	10.46%		10/4/2022	10/4/2028		3,491	3,427	3,514	1.6%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	10.24%		10/4/2022	10/4/2028		778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	10.24%		10/4/2022	10/4/2028		438	—	—	0.0%
Rockdale Blackhawk, LLC (d)	n/a	n/a	n/a		3/31/2015	n/a	(e)	—	—	557	0.2%
Seran BioScience, LLC	SF	6.25%	10.99%		12/31/2020	7/8/2027		2,450	2,421	2,441	1.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.82%		7/8/2022	7/8/2027		2,772	1,995	1,987	0.9%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	10.99%		12/31/2020	7/8/2027		444	—	—	0.0%
			8.20	% Cash/
TigerConnect, Inc.	SF	6.76%	3.38	% PIK	2/16/2022	2/16/2028		3,000	2,949	2,966	1.3%
			8.20	% Cash/
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.76%	3.38	% PIK	2/16/2022	2/16/2028		225	56	55	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.76%	11.59%		2/16/2022	2/16/2028		429	—	—	0.0%
Whistler Parent Holdings III, Inc.	SF	6.75%	11.58%		6/3/2022	6/2/2028		4,500	4,418	4,451	2.0%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.58%		6/3/2022	6/2/2028		1,406	56	56	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.58%		6/3/2022	6/2/2028		563	84	83	0.0%
								68,699	52,930	53,460	24.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
			14.16	% Cash/
Amelia Holding II, LLC	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	2,006	$1,949	$1,993	0.9%
			14.16	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			14.16	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
			8.66	% Cash/
Arcstor Midco, LLC	SF	7.60%	3.75	% PIK	3/16/2021	3/16/2027	4,572	4,509	4,031	1.8%
Drawbridge Partners, LLC	SF	7.00%	11.90	% PIK	9/1/2022	9/1/2028	3,000	2,946	2,979	1.4%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.90	% PIK	9/1/2022	9/1/2028	330	194	193	0.1%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.90%		9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.	L	6.50%	11.34	% PIK	8/15/2022	10/27/2028	2,078	2,041	2,065	0.9%
Mindbody, Inc.	L	7.00%	12.10%		2/15/2019	2/14/2025	6,536	6,492	6,523	2.9%
Mindbody, Inc.	L	7.00%	12.10%		9/22/2021	2/14/2025	674	674	672	0.3%
Mindbody, Inc. (Revolver) (*)	L	7.00%	12.10%		2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.	SF	6.50%	11.35%		12/28/2018	12/28/2026	9,500	9,470	9,429	4.2%
Planful, Inc.	SF	6.50%	11.35%		9/12/2022	12/28/2026	530	520	526	0.2%
Planful, Inc.	SF	6.50%	11.35%		1/11/2021	12/28/2026	1,325	1,325	1,316	0.6%
Planful, Inc.	SF	6.50%	11.35%		2/11/2022	12/28/2026	884	884	877	0.4%
Planful, Inc. (Revolver)	SF	6.50%	11.35%		12/28/2018	12/28/2026	442	442	439	0.2%
							33,866	31,446	31,043	13.9%
Hotels, Gaming & Leisure
Equine Network, LLC	SF	6.00%	10.78%		12/31/2020	12/31/2025	1,715	1,692	1,694	0.8%
Equine Network, LLC	SF	6.00%	10.78%		1/29/2021	12/31/2025	778	769	768	0.3%
Equine Network, LLC	SF	6.00%	10.81%		3/31/2023	12/31/2025	213	207	211	0.1%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.78%		12/31/2020	12/31/2025	171	128	127	0.1%
							2,877	2,796	2,800	1.3%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	5.61%	10.42%		4/7/2017	4/7/2023	57	57	57	0.0%
Destination Media, Inc. (Revolver) (*)	SF	5.61%	10.42%		4/7/2017	4/7/2023	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.46%		10/30/2020	10/30/2025	2,444	2,416	2,427	1.1%
North Haven USHC Acquisition, Inc.	SF	6.25%	11.01%		7/29/2022	10/30/2025	2,585	2,553	2,554	1.1%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.46%		3/12/2021	10/30/2025	708	708	703	0.3%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.46%		9/3/2021	10/30/2025	1,430	1,430	1,421	0.6%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.46%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.27%		10/30/2020	10/30/2025	416	187	187	0.1%
Relevate Health Group, LLC	SF	6.00%	10.77%		11/20/2020	11/20/2025	1,470	1,454	1,451	0.7%
Relevate Health Group, LLC	SF	6.00%	10.77%		11/20/2020	11/20/2025	658	658	649	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	6.00%	10.77%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF	6.36%	11.03%		12/22/2021	12/22/2026	1,089	1,075	1,056	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.03%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.50%	11.42%		1/28/2020	1/28/2025	4,572	4,527	4,588	2.1%
XanEdu Publishing, Inc.	SF	6.50%	11.42%		8/31/2022	1/28/2025	1,817	1,782	1,823	0.8%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	11.42%		1/28/2020	1/28/2025	742	—	—	0.0%
							20,024	16,847	16,916	7.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			4.92	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	5/2/2019	5/12/2023	1,749	$1,749	$1,717	0.8%
			4.96	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	11/4/2019	5/12/2023	336	336	330	0.2%
			4.92	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	5/2/2019	5/12/2023	548	548	538	0.3%
			4.92	% Cash/
Vice Group Holding Inc.	SF	15.00%	15.00	% PIK	5/2/2019	5/12/2023	206	206	202	0.1%
			5.16	% Cash/
Vice Group Holding Inc.	SF	12.00%	12.00	% PIK	1/27/2023	5/12/2023	397	381	381	0.2%
							3,236	3,220	3,168	1.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.36%	11.17%		1/4/2019	7/3/2025	1,915	1,909	1,904	0.9%
Attom Intermediate Holdco, LLC	SF	6.36%	11.17%		6/25/2020	7/3/2025	467	465	464	0.2%
Attom Intermediate Holdco, LLC	SF	6.36%	11.17%		7/1/2021	7/3/2025	275	271	273	0.1%
Attom Intermediate Holdco, LLC	SF	6.36%	11.17%		8/4/2022	7/3/2025	794	786	789	0.4%
Attom Intermediate Holdco, LLC	SF	6.25%	11.39%		12/22/2022	7/3/2025	400	389	398	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.36%	11.17%		1/4/2019	7/3/2025	320	—	—	0.0%
Bonterra, LLC	L	6.00%	11.16%		9/8/2021	9/8/2027	13,195	13,052	12,898	5.8%
Bonterra, LLC (Delayed Draw) (*) (**)	L	6.00%	11.16%		9/8/2021	9/8/2027	1,906	—	—	0.0%
Bonterra, LLC (Revolver) (*)	L	6.00%	11.16%		9/8/2021	9/8/2027	1,069	1,051	1,028	0.5%
Chess.com, LLC	L	6.50%	11.66%		12/31/2021	12/31/2027	5,940	5,843	5,859	2.6%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.66%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	12.02%		2/28/2019	2/28/2025	4,000	3,985	4,000	1.8%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		9/27/2022	2/28/2025	1,273	1,253	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	12.02%		2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	12.02%		9/27/2022	2/28/2025	3,333	3,333	3,333	1.5%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	12.02%		2/28/2019	2/28/2025	500	—	—	0.0%
Sports Operating Holdings II, LLC	SF	5.75%	10.56%		11/3/2022	11/3/2027	2,985	2,916	2,985	1.3%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.56%		11/3/2022	11/3/2027	2,400	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.56%		11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.	SF	7.10%	11.73%		1/12/2023	1/12/2028	4,000	3,885	3,880	1.7%
V10 Entertainment, Inc. (Revolver) (*)	SF	7.10%	11.73%		1/12/2023	1/12/2028	458	—	—	0.0%
							46,461	39,198	39,144	17.6%
Retail
			5.67	% Cash/
BLST Operating Company, LLC	L	13.17%	12.17	% PIK	8/28/2020	8/28/2025	599	362	563	0.3%
			12.42	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	1/14/2020	4/30/2024	1,275	1,275	1,259	0.6%
			12.42	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	10/4/2016	4/30/2024	6,909	6,909	5,175	2.2%
							8,783	8,546	6,997	3.1%
Services: Business
			8.07	% Cash/
Aras Corporation	L	7.00%	3.75	% PIK	4/13/2021	4/13/2027	2,176	2,150	2,165	1.0%
Aras Corporation (Revolver) (*)	L	6.50%	11.32%		4/13/2021	4/13/2027	150	100	100	0.0%
Burroughs, Inc.	SF	6.50%	11.27%		12/22/2017	12/22/2023	5,126	5,126	5,126	2.3%
Burroughs, Inc. (Revolver) (*)	SF	6.50%	11.27%		12/22/2017	12/22/2023	1,215	150	150	0.1%
HS4 Acquisitionco, Inc.	L	6.75%	11.59%		7/9/2019	7/9/2025	9,874	9,788	9,825	4.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.59%		7/9/2019	7/9/2025	817	468	465	0.2%
iCIMS, Inc.	SF	7.25%	12.05%		10/24/2022	8/18/2028	2,500	2,459	2,500	1.1%
Kingsley Gate Partners, LLC	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	589	601	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	720	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%		12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	6.50%	11.27%		12/8/2022	12/8/2027	2,500	2,429	2,495	1.1%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	11.27%		12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	11.22%		12/8/2022	12/8/2027	576	—	—	0.0%
Relativity ODA LLC	L	7.50%	12.35	% PIK	5/12/2021	5/12/2027	2,083	2,047	2,085	0.9%
Relativity ODA LLC (Revolver) (*)	L	7.50%	12.35	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.00%	10.91%		2/15/2019	9/30/2026	3,370	3,348	3,360	1.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.91%		2/15/2019	9/30/2026	2,424	2,424	2,417	1.1%
Security Services Acquisition Sub Corp.	SF	6.00%	10.91%		9/30/2021	9/30/2026	7,880	7,794	7,856	3.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.91%		2/15/2019	9/30/2026	2,130	2,130	2,123	1.0%
Security Services Acquisition Sub Corp.	SF	6.00%	10.91%		2/15/2019	9/30/2026	1,531	1,531	1,527	0.7%
			11.92	% Cash/
VPS Holdings, LLC	SF	9.11%	2.00	% PIK	10/5/2018	10/4/2024	2,940	2,923	2,931	1.3%
			11.92	% Cash/
VPS Holdings, LLC	SF	9.11%	2.00	% PIK	10/5/2018	10/4/2024	2,407	2,407	2,400	1.1%
			11.92	% Cash/
VPS Holdings, LLC (Revolver) (*)	SF	9.11%	2.00	% PIK	10/5/2018	10/4/2024	1,003	103	103	0.0%
							53,810	47,966	48,229	21.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.50%	11.35%		7/14/2022	7/14/2028	8,139	$8,097	$7,986	3.6%
Express Wash Acquisition Company, LLC	SF	6.50%	11.35%		7/14/2022	7/14/2028	1,525	1,525	1,496	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	11.35%		7/14/2022	7/14/2028	379	209	205	0.1%
Kar Wash Holdings, LLC	SF	6.00%	10.85%		2/28/2022	2/26/2027	1,588	1,562	1,588	0.7%
Kar Wash Holdings, LLC	SF	6.00%	10.85%		2/28/2022	2/26/2027	1,137	1,137	1,137	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.68%		8/3/2022	2/26/2027	2,662	1,786	1,786	0.8%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.00%	10.68%		2/28/2022	2/26/2027	572	457	457	0.2%
Mammoth Holdings, LLC	SF	6.50%	11.35%		1/25/2023	10/16/2024	13,840	13,833	13,819	6.2%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.50%	11.35%		10/16/2018	10/16/2024	657	—	—	0.0%
							30,499	28,606	28,474	12.8%
Telecommunications
			18.00	% Cash/
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,533	1,384	1,424	0.6%
			18.00	% Cash/
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	500	122	121	0.1%
Calabrio, Inc.	L	7.00%	12.16%		4/16/2021	4/16/2027	3,400	3,338	3,384	1.5%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.95%		4/16/2021	4/16/2027	409	234	233	0.1%
							5,842	5,078	5,162	2.3%
Wholesale
			12.40	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	6,587	6,587	5,912	2.7%
			12.40	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	9/22/2020	3/31/2024	1,705	1,705	1,530	0.7%
			12.40	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	2/16/2021	3/31/2024	3,100	3,100	2,782	1.3%
			12.40	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	8/28/2019	3/31/2024	1,858	1,858	1,668	0.7%
			12.40	% Cash/
Nearly Natural, Inc. (Revolver)	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	2,556	2,556	2,294	1.0%
							15,806	15,806	14,186	6.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							418,077	364,955	361,633	162.3%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	SF	7.50%	12.28%		9/8/2021	9/8/2026	7,561	7,452	7,448	3.3%
							7,561	7,452	7,448	3.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Consumer Goods: Non-Durable
Vinci Brands LLC	n/a	n/a	2.00	% PIK(***)	7/6/2018	2/6/2024		7,026	$7,026	$—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK(***)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK(***)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK(***)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
								24,792	24,768	—	0.0%
Services: Business
ASG II, LLC	SF	6.25%	11.08%		5/25/2022	5/25/2028		1,900	1,866	1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.08%		5/25/2022	5/25/2028		285	82	82	0.0%
Onit, Inc.	SF	7.25%	12.30%		12/20/2021	5/2/2025		1,680	1,659	1,676	0.8%
								3,865	3,607	3,658	1.7%
Telecommunications
VB E1, LLC	L	7.65%	12.81%		11/18/2020	11/18/2026		2,250	2,250	2,255	1.0%
								2,250	2,250	2,255	1.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								38,468	38,077	13,361	6.0%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.25%	14.26%		3/25/2022	3/24/2026		5,250	5,208	5,230	2.4%
MoneyLion, Inc. (#)	P	5.75%	13.75%		8/27/2021	5/1/2023		1,500	1,491	1,500	0.7%
MoneyLion, Inc. (Delayed Draw) (*) (**) (#)	SF	9.25%	14.26%		3/25/2022	3/24/2026		1,500	—	—	0.0%
								8,250	6,699	6,730	3.1%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		902	891	901	0.4%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026		6,696	6,512	6,505	2.9%
								7,598	7,403	7,406	3.3%
Services: Consumer
			10.66	% Cash/
Education Corporation of America	L	11.00%	5.50	% PIK(***)	9/3/2015	n/a	(e)	833	831	1,992	0.9%
								833	831	1,992	0.9%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								16,681	14,933	16,128	7.3%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	—	(##)	4/1/2021	—		—	269	111	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	—	(##)	8/2/2021	—		—	111	89	0.0%
									380	200	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	—	(##)	7/29/2021	—	—	$600	$839	0.4%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	—	(##)	7/28/2021	7/28/2031	—	363	1,203	0.5%
								963	2,042	0.9%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	—	(##)	8/19/2016	—	—	5,468	1,200	0.5%
								5,468	1,200	0.5%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	—	(##)	2/28/2020	—	—	119	334	0.1%
								119	334	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00	% PIK	6/18/2018	—	—	501	555	0.2%
								501	555	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	—	(##)	8/3/2021	—	—	81	94	0.0%
								81	94	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	10/19/2020	3/19/2028	—	67	210	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	10/19/2021	3/19/2028	—	—	147	0.1%
								67	357	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	—	(##)	12/24/2020	—	—	—	22	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	58	276	0.1%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	9	43	0.1%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	9	43	0.0%
								77	390	0.2%
FIRE: Real Estate
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	2	1,619	0.7%
								2	1,619	0.7%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	—	(##)	6/30/2021	—	—	207	215	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	—	(##)	6/30/2021	—	—	—	301	0.1%
KL Moon Acquisition, LLC (0.1% of the equity)	—	—	—	(##)	1/31/2023	—	—	491	491	0.2%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	781	922	0.4%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	—	(##)	8/20/2021	—	—	153	58	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	—	(##)	10/4/2022	—	—	327	348	0.2%
Seran BioScience, LLC (33,333 common units) (####)	—	—	—	(##)	12/31/2020	—	—	334	588	0.3%
								2,293	2,923	1.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(##)	12/21/2022	12/21/2032	—	$—	$25	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	—	(##)	9/1/2022	—	—	130	130	0.1%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00	% PIK	12/28/2018	—	—	473	538	0.2%
Recorded Future, Inc. (80,486 Class A units) (f)	—	—	—	(##)	7/3/2019	—	—	81	252	0.1%
								684	945	0.4%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	—	(##)	12/31/2020	—	—	111	99	0.1%
								111	99	0.1%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (g)	—	—	—	(##)	12/22/2016	—	—	114	299	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (c)	—	—	—	(##)	9/18/2015	9/18/2025	—	—	1,931	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	40	32	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	—	(##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	—	(##)	12/22/2021	—	—	81	46	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	49	239	0.1%
								284	2,547	1.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	—	(##)	1/4/2019	—	—	297	473	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	—	(##)	12/31/2021	—	—	87	50	0.0%
V10 Entertainment, Inc. (0.2% of the equity) (m)	—	—	—	(##)	1/12/2023	—	—	203	203	0.1%
								587	726	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	—	(##)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	—	(##)	1/14/2020	1/14/2029	—	—	—	0.0%
Luxury Optical Holdings Co. (h)	n/a	n/a	n/a	(##)	9/12/2014	—	—	—	55	0.0%
								712	475	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	—	(##)	11/1/2017	—	—	395	1,258	0.6%
								395	1,258	0.6%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00	% PIK(***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	125	104	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (i)	—	—	—	(##)	1/4/2021	—	—	248	300	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	—	(##)	2/28/2022	—	—	103	90	0.1%
								7,968	494	0.3%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	6/10/2022	6/10/2032	—	42	65	0.0%
								42	65	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	—	(##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	—	(##)	8/27/2021	—	—	61	—	0.0%
								214	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								20,948	16,323	7.2%
Total Non-Controlled/Non-Affiliate Company Investments								$438,913	$407,445	182.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	L	5.50%	10.34%		9/9/2020	6/28/2024		477	$80	$80	0.0%
								477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	8.11%	12.92	% PIK	7/22/2014	12/31/2026		11,612	11,612	8,640	3.9%
American Community Homes, Inc.	SF	12.61%	17.42	% PIK	7/22/2014	12/31/2026		5,585	5,585	4,156	1.9%
American Community Homes, Inc.	SF	8.11%	12.92	% PIK	5/24/2017	12/31/2026		704	704	524	0.2%
American Community Homes, Inc.	SF	8.11%	12.92	% PIK	8/10/2018	12/31/2026		2,588	2,588	1,926	0.9%
American Community Homes, Inc.	SF	8.11%	12.92	% PIK	3/29/2019	12/31/2026		4,792	4,792	3,566	1.6%
American Community Homes, Inc.	SF	8.11%	12.92	% PIK	9/30/2019	12/31/2026		23	23	17	0.0%
American Community Homes, Inc.	SF	8.11%	12.92	% PIK	12/30/2019	12/31/2026		110	110	82	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	8.11%	12.92	% PIK	3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (#) (j)	L	12.50%	17.16	% PIK	10/20/2017	n/a	(e)	13,242	13,242	16,423	7.4%
HFZ Capital Group LLC (#) (j)	L	12.50%	17.16	% PIK	10/20/2017	n/a	(e)	4,758	4,758	5,901	2.6%
MC Asset Management (Corporate), LLC (#) (j)	L	15.00%	19.75	% PIK	1/26/2021	1/26/2024		8,824	8,824	8,824	4.0%
MC Asset Management (Corporate), LLC (#) (j)	SF	15.00%	19.59	% PIK	4/26/2021	1/26/2024		2,634	2,634	2,634	1.2%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	L	7.00%	11.66%		8/11/2021	8/9/2024		4,875	4,785	4,743	2.1%
								62,247	59,657	57,436	25.8%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L	5.75%	10.59%		2/5/2020	2/5/2025		6,173	6,125	6,131	2.7%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.59%		2/5/2020	2/5/2025		1,129	—	—	0.0%
								7,302	6,125	6,131	2.7%
High Tech Industries
			8.16	% Cash/
Mnine Holdings, Inc.	SF	8.00%	5.00	% PIK	11/2/2018	12/30/2023		5,561	5,553	5,561	2.5%
			8.16	% Cash/
Mnine Holdings, Inc. (Revolver) (*)	SF	8.00%	5.00	% PIK	8/9/2022	12/30/2023		533	511	511	0.2%
								6,094	6,064	6,072	2.7%
Services: Business
C Parent Holdings, LLC. (k)	n/a	n/a	n/a		5/2/2017	n/a	(e)	—	—	146	0.1%
								—	—	146	0.1%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	14.61	% PIK(***)	6/25/2019	n/a	(e)	1,356	1,312	382	0.2%
								1,356	1,312	382	0.2%
Total Non-Controlled Affiliate Senior Secured Loans								77,476	73,238	70,247	31.5%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.6%
								5,850	5,850	5,850	2.6%
Total Non-Controlled Affiliate Company Junior Secured Loans								5,850	5,850	5,850	2.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	—	(##)	9/9/2020	—	—	$1,631	$2,893	1.3%
								1,631	2,893	1.3%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	(##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (j)	—	—	—	(##)	6/11/2019	—	—	793	1,678	0.8%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	—	(##)	8/6/2021	—	—	3,900	3,900	1.7%
								4,693	5,578	2.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	2,032	1,895	0.9%
Familia Dental Group Holdings, LLC (1,194 Class A units) (####) (l)	—	—	—	(##)	4/8/2016	—	—	4,090	2,429	1.1%
								6,122	4,324	2.0%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	(##)	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Business
C Parent Holdings, LLC. (58,779 shares of common stock) (k)	—	—	—	(##)	8/17/2018	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	—	(##)	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,904	12,795	5.8%
Total Non-Controlled Affiliate Company Investments								$92,992	$88,892	39.9%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—		10/31/2017	—	—	$42,650	35,763	16.0%
Total Controlled Affiliate Equity Securities								42,650	35,763	16.0%
Total Controlled Affiliate Company Investments								$42,650	$35,763	16.0%

TOTAL INVESTMENTS								$574,555	$532,100	238.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

	Notional Amount	Notional Amount			Settlement	Unrealized Gain
Description	to be Purchased	to be Sold		Counterparty	Date	(Loss)
Foreign currency forward contract	$123	AUD	160	Bannockburn Global Forex, LLC	4/20/2023	$17
Foreign currency forward contract	$93	AUD	121	Bannockburn Global Forex, LLC	5/16/2023	12
Foreign currency forward contract	$121	AUD	156	Bannockburn Global Forex, LLC	6/19/2023	16
Foreign currency forward contract	$107	AUD	138	Bannockburn Global Forex, LLC	7/18/2023	14
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	8/16/2023	15
Foreign currency forward contract	$113	AUD	146	Bannockburn Global Forex, LLC	9/18/2023	15
Foreign currency forward contract	$114	AUD	148	Bannockburn Global Forex, LLC	10/18/2023	15
Foreign currency forward contract	$107	AUD	140	Bannockburn Global Forex, LLC	11/16/2023	14
Foreign currency forward contract	$109	AUD	142	Bannockburn Global Forex, LLC	12/18/2023	14
Foreign currency forward contract	$115	AUD	150	Bannockburn Global Forex, LLC	1/17/2024	15
Foreign currency forward contract	$110	AUD	143	Bannockburn Global Forex, LLC	2/16/2024	14
Foreign currency forward contract	$11,827	AUD	15,410	Bannockburn Global Forex, LLC	3/18/2024	1,526
						$1,687

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands, except for shares and units)

(∧) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(∧∧) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at March 31, 2023. Certain investments are subject to an interest rate floor or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(∧∧∧) Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2023 represented 238.7% of the Company’s net assets or 95.1% of the Company’s total assets, are subject to legal restrictions on sales.

(∧∧∧∧) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(∧∧∧∧∧) Percentages are based on net assets of $222,961 as of March 31, 2023.

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

(#) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets totaled 24.3% of the Company’s total assets.

(##) Represents a non-income producing security.

(###) Ownership of certain equity investments may occur through a holding company or partnership.

(####) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

(*) All or a portion of this commitment was unfunded at March 31, 2023. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(***) This position was on non-accrual status as of March 31, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

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

(f) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.

(g) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(h) During 2022 the Company sold its investment in Luxury Optical Holding Co. The remaining fair value at March 31, 2023 represents the remaining expected escrow proceeds associated with the sale.

(i) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.

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

(k) During 2022 Curion Holdings, LLC (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at March 31, 2023 represents the remaining expected escrow proceeds associated with the sale. The Company continues to hold an equity investment in Curion that is valued at zero at March 31, 2023. This investment is a non-income producing security.

(l) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $122.

(m) As of March 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.

n/a - not applicable

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands, except for shares and units)

			Interest	Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L	6.00%	10.73%	4/1/2021	4/1/2027	3,448	$3,395	$3,318	1.5%
Born To Run, LLC	L	6.00%	10.73%	4/1/2021	4/1/2027	470	470	452	0.2%
Hastings Manufacturing Company	L	7.25%	11.64%	4/24/2018	4/24/2023	2,026	2,023	2,026	0.9%
Lifted Trucks Holdings, LLC	L	5.75%	9.49%	8/2/2021	8/2/2027	6,930	6,816	6,840	3.1%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L	5.75%	9.49%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	9.49%	8/2/2021	8/2/2027	1,667	—	—	0.0%
Panda Acquisition, LLC	SF	6.35%	10.28%	12/20/2022	10/18/2028	4,500	3,691	3,690	1.6%
						20,441	16,395	16,326	7.3%
Banking
MV Receivables II, LLC (#)	L	9.75%	13.87%	7/29/2021	7/29/2026	8,115	7,752	7,968	3.6%
StarCompliance MidCo, LLC	L	6.75%	11.48%	1/12/2021	1/12/2027	2,000	1,971	1,968	0.9%
StarCompliance MidCo, LLC	L	6.75%	11.48%	10/12/2021	1/12/2027	336	330	330	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.14%	1/12/2021	1/12/2027	322	81	79	0.0%
						10,773	10,134	10,345	4.6%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L	6.25%	8.45%	6/10/2021	6/10/2027	1,481	1,458	1,437	0.6%
LVF Holdings, Inc.	L	6.25%	8.45%	6/10/2021	6/10/2027	1,418	1,418	1,375	0.6%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	8.45%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	6/10/2021	6/10/2027	238	157	152	0.1%
LX/JT Intermediate Holdings, Inc.	SF	6.00%	10.42%	3/11/2020	3/11/2025	5,468	5,413	5,394	2.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.42%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,782	8,446	8,358	3.7%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	6.50%	11.34%	9/9/2022	12/17/2026	3,975	3,863	3,975	1.8%
CGI Automated Manufacturing, LLC	SF	6.50%	11.34%	9/30/2022	12/17/2026	1,141	1,114	1,141	0.5%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	2/28/2020	11/28/2025	9,722	9,615	9,736	4.4%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	12/29/2021	11/28/2025	2,972	2,926	2,977	1.3%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	12/29/2021	11/28/2025	978	978	979	0.4%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.50%	11.06%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,572	18,496	18,808	8.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			10.39	% Cash/
Valudor Products LLC	L	7.50%	1.50	% PIK	6/18/2018	6/19/2023	1,609	$1,606	$1,958	0.9%
Valudor Products LLC (a)	L	7.50%	11.89	% PIK	6/18/2018	6/19/2023	260	260	312	0.1%
Valudor Products LLC	L	7.50%	11.89%		12/22/2021	6/19/2023	502	502	1,565	0.7%
Valudor Products LLC (Revolver) (*)	L	9.50%	13.89%		6/18/2018	6/19/2023	1,095	55	55	0.0%
							3,466	2,423	3,890	1.7%
Construction & Building
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		4/19/2021	4/17/2026	2,019	1,994	2,022	0.9%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		4/19/2021	4/17/2026	2,466	2,466	2,469	1.1%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		12/17/2021	4/17/2026	2,213	2,182	2,215	1.0%
							6,698	6,642	6,706	3.0%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.50%	9.74%		8/3/2021	8/3/2026	5,940	5,849	5,866	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L	6.75%	10.87%		8/4/2021	8/4/2026	3,456	3,403	3,370	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%		8/4/2021	8/4/2026	473	—	—	0.0%
							11,292	9,252	9,236	4.1%
Consumer Goods: Non-Durable
			11.15	% Cash/
The Kyjen Company, LLC	SF	7.15%	0.50	% PIK	5/14/2021	4/3/2026	986	979	975	0.5%
The Kyjen Company, LLC	SF	7.00%	11.42	% PIK	9/13/2022	4/3/2026	—	—	—	0.0%
			10.92	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	105	89	88	0.0%
Thrasio, LLC	L	7.00%	11.73%		12/18/2020	12/18/2026	2,445	2,440	2,445	1.1%
							3,536	3,508	3,508	1.6%
Environmental Industries
Quest Resource Management Group, LLC	L	6.50%	10.62%		10/19/2020	10/20/2025	972	908	972	0.4%
Quest Resource Management Group, LLC	L	6.50%	10.62%		10/19/2020	10/20/2025	1,068	1,068	1,067	0.5%
Quest Resource Management Group, LLC	L	6.50%	10.62%		12/7/2021	10/20/2025	3,796	3,738	3,781	1.7%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%		12/7/2021	10/20/2025	1,772	383	381	0.2%
							7,608	6,097	6,201	2.8%
FIRE: Finance
Avalara, Inc.	SF	7.25%	11.83%		10/19/2022	10/19/2028	4,000	3,902	3,900	1.7%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%		10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.15%		8/19/2022	8/18/2028	2,528	2,480	2,503	1.1%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%		8/19/2022	8/18/2028	704	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	9.00%		12/24/2020	12/24/2026	2,750	1,303	1,298	0.6%
Liftforward SPV II, LLC (#)	L	10.75%	15.14%		11/10/2016	3/31/2023	413	413	403	0.2%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	10.75%		6/29/2021	6/29/2026	3,084	3,400	3,084	1.4%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	11.50%		2/25/2021	2/25/2026	7,321	8,460	7,321	3.2%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	3,210	3,210	3,210	1.4%
YS WH4 LLC (Revolver) (*) (#)	SF	7.00%	11.44%		7/20/2022	11/20/2025	5,250	1,776	1,776	0.8%
							29,660	24,944	23,495	10.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.43%		5/3/2022	4/30/2025		3,300	$3,245	$3,296	1.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.43%		5/3/2022	4/30/2025		337	337	337	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	12.43%		5/3/2022	4/30/2025		1,653	720	719	0.3%
Florida East Coast Industries, LLC (#)	n/a	n/a	10.50%		8/9/2021	6/28/2024		617	606	619	0.3%
NCBP Property, LLC (#)	L	9.50%	13.62%		12/18/2020	6/16/2023		1,950	1,945	1,955	0.9%
								7,857	6,853	6,926	3.1%
Healthcare & Pharmaceuticals
Brickell Bay Acquisition Corp.	L	6.50%	10.24%		2/12/2021	2/12/2026		1,880	1,850	1,847	0.8%
			8.97	% Cash/	6/30/2021	6/30/2027		5,016	4,935	4,630	2.1%
Caravel Autism Health, LLC	SF	8.75%	3.00	% PIK
			8.97	% Cash/
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027		3,750	188	173	0.1%
			8.97	% Cash/
Caravel Autism Health, LLC (Revolver) (*)	SF	8.75%	3.00	% PIK	6/30/2021	6/30/2027		1,260	1,135	1,048	0.5%
Dorado Acquisition, Inc.	SF	6.50%	10.72%		6/30/2021	6/30/2026		4,938	4,862	4,928	2.2%
Dorado Acquisition, Inc.	SF	6.76%	11.34%		11/27/2022	6/30/2026		4,082	3,980	4,074	1.8%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.72%		6/30/2021	6/30/2026		216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver)	SF	6.50%	10.92%		6/30/2021	6/30/2026		596	596	596	0.3%
			8.08	% Cash/
INH Buyer, Inc.	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028		2,950	2,925	2,832	1.3%
NationsBenefits, LLC	SF	7.00%	11.22%		8/20/2021	8/26/2027		3,960	3,898	4,039	1.8%
NationsBenefits, LLC	SF	7.00%	11.22%		8/26/2022	8/26/2027		4,719	4,719	4,813	2.1%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.22%		8/26/2022	8/26/2027		5,089	942	961	0.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.42%		8/20/2021	8/26/2027		2,222	889	889	0.4%
NQ PE Project Colosseum Midco Inc.	SF	6.00%	10.59%		10/4/2022	10/4/2028		3,500	3,432	3,430	1.5%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.59%		10/4/2022	10/4/2028		778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	6.00%	10.59%		10/4/2022	10/4/2028		438	—	—	0.0%
Rockdale Blackhawk, LLC (d)	n/a	n/a	n/a		3/31/2015	n/a	(e)	—	—	557	0.2%
Seran BioScience, LLC	SF	6.25%	9.96%		12/31/2020	7/8/2027		2,456	2,424	2,435	1.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		7/8/2022	7/8/2027		2,776	1,331	1,320	0.6%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	9.96%		12/31/2020	7/8/2027		444	—	—	0.0%
			7.86	% Cash/
TigerConnect, Inc.	SF	7.25%	3.63	% PIK	2/16/2022	2/16/2028		3,000	2,947	2,963	1.3%
			7.86	% Cash/
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	7.25%	3.63	% PIK	2/16/2022	2/16/2028		124	28	27	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	7.25%	11.49%		2/16/2022	2/16/2028		429	—	—	0.0%
Whistler Parent Holdings III, Inc.	SF	6.75%	11.17%		6/3/2022	6/2/2028		4,500	4,415	4,457	2.0%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.17%		6/3/2022	6/2/2028		1,406	56	56	0.0%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.17%		6/3/2022	6/2/2028		563	84	84	0.0%
								61,092	45,636	46,159	20.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
			13.77	% Cash/
Amelia Holding II, LLC	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	2,000	$1,940	$1,940	0.9%
			13.77	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			13.77	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
			8.17	% Cash/
Arcstor Midco, LLC	SF	7.60%	3.75	% PIK	3/16/2021	3/16/2027	4,528	4,461	4,122	1.8%
Drawbridge Partners, LLC	SF	7.00%	11.56	% PIK	9/1/2022	9/1/2028	3,000	2,943	2,971	1.3%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.56	% PIK	9/1/2022	9/1/2028	330	103	102	0.0%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.56%		9/1/2022	9/1/2028	522	—	—	0.0%
MarkLogic Corporation	SF	6.50%	10.85%		10/20/2020	10/20/2025	3,430	3,377	3,414	1.5%
MarkLogic Corporation	SF	6.50%	10.85%		11/23/2021	10/20/2025	320	315	318	0.2%
MarkLogic Corporation	SF	6.50%	10.85%		5/10/2022	10/20/2025	2,669	2,623	2,656	1.2%
MarkLogic Corporation	SF	6.50%	10.85%		11/23/2021	10/20/2025	214	214	213	0.1%
MarkLogic Corporation (Revolver) (*)	SF	6.50%	10.85%		10/20/2020	10/20/2025	269	—	—	0.0%
Medallia, Inc.	L	6.50%	10.88	% PIK	8/15/2022	10/27/2028	2,049	2,011	2,041	0.9%
Mindbody, Inc.	L	7.00%	11.73%		2/15/2019	2/14/2025	6,536	6,485	6,526	2.9%
Mindbody, Inc.	L	7.00%	11.73%		9/22/2021	2/14/2025	674	674	673	0.3%
Mindbody, Inc. (Revolver) (*)	L	7.00%	11.73%		2/15/2019	2/14/2025	667	—	—	0.0%
Newforma, Inc.	L	5.50%	10.23%		6/30/2017	3/31/2023	938	937	938	0.4%
Newforma, Inc. (Revolver) (*)	L	5.50%	10.23%		6/30/2017	3/31/2023	1,250	—	—	0.0%
Planful, Inc.	SF	6.50%	10.32%		12/28/2018	12/28/2026	9,500	9,456	9,443	4.2%
Planful, Inc.	SF	6.50%	9.90%		9/12/2022	12/28/2026	530	519	527	0.2%
Planful, Inc.	SF	6.50%	10.32%		1/11/2021	12/28/2026	1,325	1,325	1,318	0.6%
Planful, Inc.	SF	6.50%	10.32%		2/11/2022	12/28/2026	884	884	878	0.4%
Planful, Inc. (Revolver)	SF	6.50%	10.32%		12/28/2018	12/28/2026	442	442	439	0.2%
							42,877	38,709	38,519	17.1%
Hotels, Gaming & Leisure
Equine Network, LLC	SF	6.00%	10.24%		12/31/2020	12/31/2025	1,719	1,694	1,709	0.7%
Equine Network, LLC	SF	6.00%	10.24%		1/29/2021	12/31/2025	780	769	775	0.3%
Equine Network, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.24%		12/31/2020	12/31/2025	427	—	—	0.0%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.30%		12/31/2020	12/31/2025	171	128	127	0.1%
							3,097	2,591	2,611	1.1%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	5.50%	9.94%		4/7/2017	4/7/2023	377	377	377	0.2%
Destination Media, Inc. (Revolver) (*)	SF	5.50%	9.94%		4/7/2017	4/7/2023	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%		10/30/2020	10/30/2025	2,450	2,419	2,448	1.1%
North Haven USHC Acquisition, Inc.	SF	6.25%	10.41%		7/29/2022	10/30/2025	2,592	2,556	2,575	1.1%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%		3/12/2021	10/30/2025	710	710	709	0.3%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%		9/3/2021	10/30/2025	1,434	1,434	1,433	0.6%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.18%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.13%		10/30/2020	10/30/2025	416	187	187	0.1%
Relevate Health Group, LLC	SF	5.75%	9.97%		11/20/2020	11/20/2025	1,474	1,455	1,449	0.6%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.97%		11/20/2020	11/20/2025	778	659	648	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	5.75%	9.97%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF	6.00%	10.24%		12/22/2021	12/22/2026	1,092	1,076	1,088	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.00%	10.24%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.50%	10.94%		1/28/2020	1/28/2025	4,584	4,531	4,602	2.1%
XanEdu Publishing, Inc.	SF	6.50%	10.94%		8/31/2022	1/28/2025	1,822	1,782	1,829	0.8%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	10.94%		1/28/2020	1/28/2025	742	—	—	0.0%
							20,507	17,186	17,345	7.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	1,691	$1,691	$1,657	0.7%
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	11/4/2019	5/12/2023	325	325	318	0.2%
			4.42	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	531	531	520	0.2%
			4.25	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	200	200	196	0.1%
							2,747	2,747	2,691	1.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		1/4/2019	7/3/2025	1,920	1,911	1,915	0.9%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		6/25/2020	7/3/2025	468	465	467	0.2%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		7/1/2021	7/3/2025	276	272	275	0.1%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		8/4/2022	7/3/2025	796	784	794	0.3%
Attom Intermediate Holdco, LLC	SF	6.25%	11.39%		12/22/2022	7/3/2025	400	388	399	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.25%	10.69%		1/4/2019	7/3/2025	320	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings)	L	6.25%	10.98%		9/8/2021	9/8/2027	13,195	13,042	12,898	5.7%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,906	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,069	397	389	0.2%
Chess.com, LLC	L	6.50%	11.23%		12/31/2021	12/31/2027	5,955	5,852	5,866	2.6%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		2/28/2019	2/28/2025	4,000	3,979	4,000	1.8%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		9/27/2022	2/28/2025	1,273	1,252	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.41%		9/27/2022	2/28/2025	3,333	3,333	3,333	1.5%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%		2/28/2019	2/28/2025	500	—	—	0.0%
Spectrum Science Communications, LLC	SF	6.25%	10.92%		1/25/2022	1/25/2027	995	979	1,005	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%		1/25/2022	1/25/2027	200	—	—	0.0%
Sports Operating Holdings II, LLC	SF	5.75%	10.17%		11/3/2022	11/3/2027	2,993	2,920	2,918	1.3%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%		11/3/2022	11/3/2027	2,400	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%		11/3/2022	11/3/2027	519	—	—	0.0%
							43,230	35,634	35,592	15.8%
Retail
BLST Operating Company, LLC	L	8.50%	12.62	%(***)	8/28/2020	8/28/2025	588	351	571	0.2%
			11.94	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	1/14/2020	4/30/2024	1,275	1,275	1,253	0.6%
			11.94	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	10/4/2016	4/30/2024	6,909	6,909	6,698	3.0%
							8,772	8,535	8,522	3.8%
Services: Business
			7.16	% Cash/
Aras Corporation	L	7.00%	3.75	% PIK	4/13/2021	4/13/2027	2,155	2,127	2,167	1.0%
Aras Corporation (Revolver) (*)	L	6.50%	9.50%		4/13/2021	4/13/2027	150	50	50	0.0%
Burroughs, Inc.	SF	6.50%	10.72%		12/22/2017	12/22/2023	5,201	5,201	5,201	2.3%
Burroughs, Inc. (Revolver) (*)	SF	6.50%	10.72%		12/22/2017	12/22/2023	1,215	—	—	0.0%
HS4 Acquisitionco, Inc.	L	6.75%	11.14%		7/9/2019	7/9/2025	9,899	9,801	9,855	4.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.14%		7/9/2019	7/9/2025	817	409	407	0.2%
iCIMS, Inc.	SF	7.25%	11.52%		10/24/2022	8/18/2028	2,500	2,457	2,456	1.1%
Kingsley Gate Partners, LLC	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	588	588	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	720	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%		12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	6.50%	10.83%		12/8/2022	12/8/2027	2,500	2,425	2,425	1.1%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	10.83%		12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	10.83%		12/8/2022	12/8/2027	576	—	—	0.0%
Relativity ODA LLC	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	2,061	2,024	2,060	0.9%
Relativity ODA LLC (Revolver) (*)	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	3,378	3,353	3,372	1.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	2,430	2,430	2,425	1.1%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		9/30/2021	9/30/2026	7,900	7,806	7,884	3.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	2,135	2,135	2,131	0.9%
Security Services Acquisition Sub Corp.	SF	6.00%	10.40%		2/15/2019	9/30/2026	1,535	1,535	1,532	0.7%
ServiceMax, Inc. (#)	L	7.00%	11.12	% PIK	11/1/2021	11/1/2027	3,846	3,786	3,884	1.7%
ServiceMax, Inc. (Revolver) (*) (#)	L	6.00%	10.27	% PIK	11/1/2021	11/1/2027	350	175	175	0.1%
			11.39	% Cash/
VPS Holdings, LLC	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	3,246	3,222	3,252	1.4%
			11.39	% Cash/
VPS Holdings, LLC	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	2,656	2,656	2,661	1.2%
			11.39	% Cash/
VPS Holdings, LLC (Revolver) (*)	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	1,002	102	102	0.0%
							58,660	52,282	52,627	23.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.50%	10.32%		7/14/2022	7/14/2028	8,160	$8,114	$8,119	3.6%
Express Wash Acquisition Company, LLC	SF	6.50%	10.43%		7/14/2022	7/14/2028	1,528	1,528	1,521	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	10.83%		7/14/2022	7/14/2028	379	209	208	0.1%
Kar Wash Holdings, LLC	SF	6.00%	9.82%		2/28/2022	2/26/2027	1,592	1,565	1,585	0.7%
Kar Wash Holdings, LLC	SF	6.00%	10.35%		2/28/2022	2/26/2027	1,140	1,140	1,135	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.77%		8/3/2022	2/26/2027	2,667	1,790	1,782	0.8%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.00%	10.77%		2/28/2022	2/26/2027	572	305	303	0.1%
Mammoth Holdings, LLC	SF	6.00%	9.82%		10/16/2018	10/16/2024	1,920	1,911	1,917	0.9%
Mammoth Holdings, LLC	SF	6.00%	9.82%		10/16/2018	10/16/2024	4,031	4,031	4,025	1.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%		3/12/2021	10/16/2024	6,291	6,291	6,282	2.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%		6/15/2021	10/16/2024	1,633	1,633	1,630	0.7%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.00%	9.82%		10/16/2018	10/16/2024	657	—	—	0.0%
							30,570	28,517	28,507	12.7%
Telecommunications
			17.50	% Cash/
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,689	1,521	1,539	0.7%
			17.50	% Cash/
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	500	121	118	0.0%
Calabrio, Inc.	L	7.00%	11.73%		4/16/2021	4/16/2027	3,400	3,334	3,379	1.5%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%		4/16/2021	4/16/2027	409	234	233	0.1%
							5,998	5,210	5,269	2.3%
Wholesale
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	6,628	6,628	5,931	2.6%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	9/22/2020	3/31/2024	1,714	1,714	1,534	0.7%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	2/16/2021	3/31/2024	3,115	3,115	2,787	1.2%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	8/28/2019	3/31/2024	1,868	1,868	1,672	0.8%
			12.32	% Cash/
Nearly Natural, Inc. (Revolver)	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	2,505	2,505	2,241	1.0%
							15,830	15,830	14,165	6.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							425,065	366,067	365,806	162.6%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	L	6.50%	10.62%		9/8/2021	9/8/2026	7,580	7,461	7,436	3.3%
							7,580	7,461	7,436	3.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Consumer Goods: Non-Durable
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	7/6/2018	2/6/2024		7,026	$7,026	$—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	3/9/2018	2/6/2024		3,065	3,065	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	12/26/2014	2/6/2024		13,552	13,528	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00	% PIK (***)	12/26/2014	2/6/2024		1,149	1,149	—	0.0%
								24,792	24,768	—	0.0%
High Tech Industries
WillowTree, LLC	L	5.00%	9.39%		10/9/2018	10/9/2023		7,326	7,301	7,326	3.3%
								7,326	7,301	7,326	3.3%
Services: Business
ASG II, LLC	SF	6.25%	10.67%		5/25/2022	5/25/2028		1,900	1,865	1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%		5/25/2022	5/25/2028		285	51	51	0.0%
Onit, Inc.	SF	7.25%	12.30%		12/20/2021	5/2/2025		1,680	1,656	1,663	0.7%
								3,865	3,572	3,614	1.6%
Telecommunications
VB E1, LLC	L	7.65%	12.38%		11/18/2020	11/18/2026		2,250	2,250	2,257	1.0%
								2,250	2,250	2,257	1.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								45,813	45,352	20,633	9.2%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.25%	14.07%		3/25/2022	3/24/2026		5,250	5,203	5,165	2.3%
MoneyLion, Inc. (#)	P	5.75%	13.25%		8/27/2021	5/1/2023		1,500	1,490	1,498	0.6%
MoneyLion, Inc. (Delayed Draw) (*) (**) (#)	SF	9.25%	14.07%		3/25/2022	3/24/2026		1,500	—	—	0.0%
								8,250	6,693	6,663	2.9%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		1,778	1,753	1,784	0.8%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026		6,708	6,014	6,014	2.7%
								8,486	7,767	7,798	3.5%
Services: Consumer
			10.23	% Cash/
Education Corporation of America	L	11.00%	5.50	% PIK (***)	9/3/2015	n/a	(e)	833	831	1,882	0.8%
								833	831	1,882	0.8%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								17,569	15,291	16,343	7.2%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	—	(##)	4/1/2021	—		—	269	233	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	—	(##)	8/2/2021	—		—	111	78	0.0%
									380	311	0.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest			Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate			Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	—		(##)	7/29/2021	—	—	$600	$1,154	0.5%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	—		(##)	7/28/2021	7/28/2031	—	363	1,655	0.8%
									963	2,809	1.3%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	—		(##)	8/19/2016	—	—	5,468	1,266	0.6%
									5,468	1,266	0.6%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	—		(##)	2/28/2020	—	—	119	204	0.1%
									119	204	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00	% PIK		6/18/2018	—	—	501	555	0.2%
									501	555	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	—		(##)	8/3/2021	—	—	81	102	0.0%
									81	102	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—		(##)	10/19/2020	3/19/2028	—	67	210	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—		(##)	10/19/2021	3/19/2028	—	—	147	0.1%
									67	357	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	—		(##)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	58	298	0.2%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	9	46	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	1	7	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00	% PIK		11/30/2017	—	—	9	46	0.0%
									77	397	0.2%
FIRE: Real Estate
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	4.00	% PIK		7/2/2021	—	—	2	1,047	0.5%
									2	1,047	0.5%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	—		(##)	6/30/2021	—	—	207	215	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	—		(##)	6/30/2021	—	—	—	224	0.1%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00	% PIK		8/20/2021	—	—	781	934	0.4%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	—		(##)	8/20/2021	—	—	153	66	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	—		(##)	10/4/2022	—	—	327	327	0.1%
Seran BioScience, LLC (33,333 common units) (####)	—	—	—		(##)	12/31/2020	—	—	334	537	0.3%
									1,802	2,303	1.0%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—		(##)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	—		(##)	9/1/2022	—	—	130	126	0.1%
MarkLogic Corporation (290,239 Class A units)	—	—	—		(##)	10/20/2020	—	—	—	426	0.2%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00	% PIK		12/28/2018	—	—	473	563	0.2%
Recorded Future, Inc. (80,486 Class A units) (f)	—	—	—		(##)	7/3/2019	—	—	81	225	0.1%
									684	1,340	0.6%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	—		(##)	12/31/2020	—	—	111	109	0.0%
									111	109	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (a)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (g)	—	—	—	(##)	12/22/2016	—	—	$114	$294	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (c)	—	—	—	(##)	9/18/2015	9/18/2025	—	—	1,816	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	40	36	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	—	(##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	—	(##)	12/22/2021	—	—	81	63	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	49	223	0.1%
								284	2,432	1.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	—	(##)	1/4/2019	—	—	297	522	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	—	(##)	12/31/2021	—	—	87	50	0.0%
								384	572	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	—	(##)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	—	(##)	1/14/2020	1/14/2029	—	—	155	0.1%
Luxury Optical Holdings Co. (h)	n/a	n/a	n/a	(##)	9/12/2014	—	—	—	209	0.1%
								712	784	0.4%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	—	(##)	11/1/2017	—	—	395	921	0.4%
								395	921	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00	% PIK(***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	125	118	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (i)	—	—	—	(##)	1/4/2021	—	—	248	324	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	—	(##)	2/28/2022	—	—	103	111	0.0%
								7,968	553	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	6/10/2022	6/10/2032	—	42	69	0.0%
								42	69	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	—	(##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	—	(##)	8/27/2021	—	—	61	—	0.0%
								214	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								20,254	16,131	7.1%
Total Non-Controlled/Non-Affiliate Company Investments								$446,964	$418,913	186.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition					Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	L	5.50%	9.89%		9/9/2020	6/28/2024		477	$80	$80	0.0%
								477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	7/22/2014	12/31/2026		11,246	11,246	8,953	4.0%
American Community Homes, Inc.	SF	14.61%	18.94	% PIK	7/22/2014	12/31/2026		5,348	5,348	4,258	1.9%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	5/24/2017	12/31/2026		682	682	543	0.2%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	8/10/2018	12/31/2026		2,507	2,507	1,996	0.9%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	3/29/2019	12/31/2026		4,640	4,640	3,694	1.7%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	9/30/2019	12/31/2026		22	22	17	0.0%
American Community Homes, Inc.	SF	8.11%	12.44	% PIK	12/30/2019	12/31/2026		106	106	85	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	8.11%	12.44	% PIK	3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (#) (j)	L	12.50%	16.62	% PIK	10/20/2017	n/a	(e)	13,242	13,242	16,159	7.2%
HFZ Capital Group LLC (#) (j)	L	12.50%	16.62	% PIK	10/20/2017	n/a	(e)	4,758	4,758	5,805	2.6%
MC Asset Management (Corporate), LLC (#) (j)	L	15.00%	18.74	% PIK	1/26/2021	1/26/2024		8,421	8,421	8,421	3.7%
MC Asset Management (Corporate), LLC (Delayed Draw) (*) (**) (#) (j)	L	15.00%	18.74	% PIK	4/26/2021	1/26/2024		1,793	1,000	1,000	0.4%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	L	7.00%	11.12%		8/11/2021	8/9/2024		4,875	4,785	4,755	2.1%
								60,140	56,757	55,686	24.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L	5.75%	10.14%		2/5/2020	2/5/2025		6,217	6,159	6,217	2.8%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.14%		2/5/2020	2/5/2025		1,129	—	—	0.0%
								7,346	6,159	6,217	2.8%
High Tech Industries
			7.84	% Cash/
Mnine Holdings, Inc.	SF	8.00%	5.00	% PIK	11/2/2018	12/30/2023		5,492	5,477	5,492	2.4%
			7.84	% Cash/
Mnine Holdings, Inc. (Revolver) (*)	SF	8.00%	5.00	% PIK	8/9/2022	12/30/2023		533	214	214	0.1%
								6,025	5,691	5,706	2.5%
Services: Business
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (k)	n/a	n/a	n/a		5/2/2017	n/a	(e)	—	—	146	0.1%
								—	—	146	0.1%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	14.61	% PIK (***)	6/25/2019	n/a	(e)	1,356	1,312	382	0.2%
								1,356	1,312	382	0.2%
Total Non-Controlled Affiliate Senior Secured Loans								75,344	69,999	68,217	30.3%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.6%
								5,850	5,850	5,850	2.6%
Total Non-Controlled Affiliate Company Junior Secured Loans								5,850	5,850	5,850	2.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	—	(##)	9/9/2020	—	—	$1,631	$2,766	1.2%
								1,631	2,766	1.2%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	(##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (j)	—	—	—	(##)	6/11/2019	—	—	793	1,291	0.6%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	—	(##)	8/6/2021	—	—	3,900	3,900	1.7%
								4,693	5,191	2.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	2,032	1,969	0.9%
Familia Dental Group Holdings, LLC (1,176 Class A units) (####) (l)	—	—	—	(##)	4/8/2016	—	—	4,030	2,625	1.2%
								6,062	4,594	2.1%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	(##)	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Business
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (58,779 shares of common stock) (k)	—	—	—	(##)	8/17/2018	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	—	(##)	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,844	12,551	5.6%
Total Non-Controlled Affiliate Company Investments								$89,693	$86,618	38.5%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—		10/31/2017	—	—	$42,650	$35,509	15.8%
Total Controlled Affiliate Equity Securities								42,650	35,509	15.8%
Total Controlled Affiliate Company Investments								$42,650	$35,509	15.8%

TOTAL INVESTMENTS								$579,307	$541,040	240.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

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
						$1,507

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

December 31, 2022

(in thousands, except for shares and units)

(˄) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

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

Consolidation

As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, including Monroe Capital Corporation SBIC, LP (“MRCC SBIC”) (through its dissolution date on March 31, 2022) and its wholly-owned general partner MCC SBIC GP, LLC, and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three months ended March 31, 2023 and 2022, the Company received return of capital distributions from its equity investments of zero.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,375 and $4,701 as of March 31, 2023 and December 31, 2022, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2023 and 2022 totaled $426 and $289, respectively. Upon prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	March 31,
	2023	2022
Interest income	$12,524	$9,085
PIK interest income	2,272	1,821
Dividend income (1)	1,095	1,009
Fee income	310	—
Prepayment gain (loss)	243	198
Accretion of discounts and amortization of premiums	360	378
Total investment income	$16,804	$12,491
(1)	Includes PIK dividends of $128 and $108, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $2,374 and $2,835 at March 31, 2023 and December 31, 2022, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2023 and December 31, 2022, the Company had unamortized deferred financing costs of $4,190 and $4,486 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2023 and 2022 was $321 and $601.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of both March 31, 2023 and December 31, 2022, other assets on the consolidated statements of assets and liabilities included $184 of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of both March 31, 2023 and December 31, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three months ended March 31, 2023 and 2022, the Company recorded a net expense (benefit) on the consolidated statements of operations of $155 and $19, respectively, for U.S. federal excise tax. As of March 31, 2023 and December 31, 2022, the Company had a receivable of $84 and a payable of $1 for excise taxes, respectively, which were included in other assets and accounts payable and accrued expenses, respectively, on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023 and 2022, the Company recorded a net tax expense of $78 and zero, respectively, on the consolidated statements of operations for these subsidiaries. As of both March 31, 2023 and December 31, 2022, the Company did not have any payables for corporate-level income taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2023. The 2019 through 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$438,193	76.3%	$436,066	75.3%
Unitranche secured loans	38,077	6.6	45,352	7.8
Junior secured loans	20,783	3.6	21,141	3.6
LLC equity interest in SLF	42,650	7.4	42,650	7.4
Equity securities	34,852	6.1	34,098	5.9
Total	$574,555	100.0%	$579,307	100.0%

	March 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$431,880	81.2%	$434,023	80.2%
Unitranche secured loans	13,361	2.5	20,633	3.8
Junior secured loans	21,978	4.1	22,193	4.1
LLC equity interest in SLF	35,763	6.7	35,509	6.6
Equity securities	29,118	5.5	28,682	5.3
Total	$532,100	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2023		December 31, 2022
Amortized Cost:
International	$11,860	2.1%	$11,860	2.1%
Midwest	159,546	27.7	157,558	27.2
Northeast	107,524	18.7	100,961	17.4
Southeast	151,467	26.4	158,548	27.4
Southwest	27,763	4.8	27,348	4.7
West	116,395	20.3	123,032	21.2
Total	$574,555	100.0%	$579,307	100.0%

	March 31, 2023		December 31, 2022
Fair Value:
International	$10,210	1.9%	$10,405	1.9%
Midwest	144,033	27.0	143,691	26.6
Northeast	110,232	20.7	104,157	19.2
Southeast	148,252	27.9	155,624	28.8
Southwest	28,579	5.4	28,287	5.2
West	90,794	17.1	98,876	18.3
Total	$532,100	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$7,452	1.3%	$7,461	1.3%
Automotive	17,635	3.1	16,775	2.9
Banking	17,826	3.1	17,790	3.1
Beverage, Food & Tobacco	15,583	2.7	15,625	2.7
Capital Equipment	18,570	3.2	18,615	3.2
Chemicals, Plastics & Rubber	2,885	0.5	2,924	0.5
Construction & Building	6,629	1.2	6,642	1.1
Consumer Goods: Durable	9,133	1.6	9,333	1.6
Consumer Goods: Non-Durable	28,270	4.9	28,276	4.9
Environmental Industries	6,153	1.1	6,164	1.1
FIRE: Finance	24,759	4.3	25,021	4.3
FIRE: Real Estate	83,512	14.5	81,922	14.1
Healthcare & Pharmaceuticals	67,470	11.7	59,659	10.3
High Tech Industries	38,194	6.7	52,385	9.0
Hotels, Gaming & Leisure	2,907	0.5	2,702	0.5
Investment Funds & Vehicles	42,650	7.4	42,650	7.4
Media: Advertising, Printing & Publishing	17,131	3.0	17,470	3.0
Media: Broadcasting & Subscription	3,220	0.6	2,747	0.5
Media: Diversified & Production	39,785	6.9	36,018	6.2
Retail	9,258	1.6	9,247	1.6
Services: Business	51,968	9.0	56,249	9.7
Services: Consumer	40,175	7.0	40,086	6.9
Telecommunications	7,370	1.3	7,502	1.3
Wholesale	16,020	2.8	16,044	2.8
Total	$574,555	100.0%	$579,307	100.0%

	March 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,448	1.4%	$7,436	1.4%
Automotive	17,200	3.2	16,637	3.1
Banking	18,957	3.6	19,817	3.7
Beverage, Food & Tobacco	12,501	2.3	12,470	2.3
Capital Equipment	18,990	3.6	19,012	3.5
Chemicals, Plastics & Rubber	4,188	0.8	4,445	0.8
Construction & Building	6,680	1.3	6,706	1.2
Consumer Goods: Durable	9,108	1.7	9,338	1.7
Consumer Goods: Non-Durable	3,481	0.7	3,508	0.6
Environmental Industries	6,380	1.2	6,558	1.2
FIRE: Finance	23,486	4.4	23,892	4.4
FIRE: Real Estate	83,847	15.7	82,498	15.2
Healthcare & Pharmaceuticals	66,838	12.6	59,273	11.0
High Tech Industries	38,060	7.1	52,891	9.8
Hotels, Gaming & Leisure	2,899	0.5	2,720	0.5
Investment Funds & Vehicles	35,763	6.7	35,509	6.6
Media: Advertising, Printing & Publishing	19,463	3.7	19,777	3.7
Media: Broadcasting & Subscription	3,168	0.6	2,691	0.5
Media: Diversified & Production	39,870	7.5	36,164	6.7
Retail	7,472	1.4	9,306	1.7
Services: Business	53,291	10.0	57,308	10.6
Services: Consumer	31,342	5.9	31,324	5.8
Telecommunications	7,482	1.4	7,595	1.4
Wholesale	14,186	2.7	14,165	2.6
Total	$532,100	100.0%	$541,040	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both March 31, 2023 and December 31, 2022, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2023 and December 31, 2022, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

As of both March 31, 2023 and December 31, 2022, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both March 31, 2023 and December 31, 2022, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For both the three months ended March 31, 2023 and 2022, the Company received $900 of dividend income from its LLC equity interest in SLF.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2023 and 2022, SLF incurred $63 and $51 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of March 31, 2023 and December 31, 2022, SLF had total assets at fair value of $187,022 and $192,830, respectively. As of March 31, 2023 and December 31, 2022, SLF had zero and one portfolio company investment on non-accrual status with a fair value of zero and $415, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2023 and December 31, 2022, SLF had $4,169 and $4,579, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior secured loans (1)	192,514	197,867
Weighted average current interest rate on senior secured loans (2)	10.3%	9.7%
Number of portfolio company investments in SLF	58	60
Largest portfolio company investment (1)	6,632	6,650
Total of five largest portfolio company investments (1)	27,037	27,026
(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2023

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	13.25%	11/5/2025	2,744	$2,566
Bromford Industries Limited (c)	P	5.25%	13.25%	11/5/2025	1,829	1,710
Trident Maritime Systems, Inc.	L	4.75%	9.91%	2/26/2027	2,437	2,428
Trident Maritime Systems, Inc.	L	4.75%	9.91%	2/26/2027	746	743
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.66%	2/26/2027	319	252
					8,075	7,699
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.75%	9.70%	12/1/2027	1,388	1,378
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.75%	9.70%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.75%	9.70%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	1,687	1,678
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	250	249
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	43	43
Wheel Pros, Inc.	L	4.50%	9.32%	5/11/2028	1,927	1,377
					5,815	4,725
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	9.66%	7/3/2025	3,572	3,550
					3,572	3,550
Capital Equipment
Analogic Corporation	L	5.25%	10.08%	6/24/2024	4,691	4,559
DS Parent, Inc.	SF	5.75%	10.79%	12/8/2028	2,813	2,725
MacQueen Equipment, LLC	L	5.25%	10.41%	1/7/2028	2,091	2,091
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	10.41%	1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	10.41%	1/7/2028	296	—
					10,483	9,444
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	L	7.00%	11.85%	6/15/2023	1,130	1,129
TJC Spartech Acquisition Corp.	SF	4.75%	9.57%	5/5/2028	4,243	4,200
					5,373	5,329
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	10.58%	10/20/2025	2,872	2,589
					2,872	2,589
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.84%	5/1/2024	1,664	984
Runner Buyer INC.	L	5.50%	10.45%	10/23/2028	2,970	2,227
					4,634	3,211
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.84%	9/26/2025	2,386	1,939
					2,386	1,939
Containers, Packaging & Glass
Polychem Acquisition, LLC	L	5.00%	9.84%	3/17/2025	2,880	2,880
PVHC Holding Corp	L	4.75%	9.91%	8/5/2024	3,175	3,064
					6,055	5,944
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	9.09%	7/30/2025	4,458	4,294
Offen, Inc.	L	5.00%	9.92%	6/22/2026	2,249	2,249
Offen, Inc.	L	5.00%	9.92%	6/22/2026	865	865
					7,572	7,408
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.00%	10.16%	12/13/2024	2,889	2,889
Harbour Benefit Holdings, Inc.	L	5.00%	9.84%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.66%	3/27/2026	4,844	4,721
TEAM Public Choices, LLC	L	5.00%	9.93%	12/17/2027	2,947	2,874
					10,741	10,545
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.67%	1/30/2026	4,787	3,581
					4,787	3,581

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.91%		11/23/2027	1,965	$1,484
HAH Group Holding Company LLC	SF	5.00%	9.91%		10/29/2027	2,970	2,901
LSCS Holdings, Inc.	L	4.50%	9.34%		12/15/2028	1,823	1,758
Natus Medical Incorporated	SF	5.50%	10.55%		7/20/2029	4,988	4,688
Paragon Healthcare, Inc.	SF	5.75%	10.48%		1/19/2027	2,121	2,104
Paragon Healthcare, Inc.	SF	5.75%	10.48%		1/19/2027	366	363
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.70%		1/19/2027	490	121
Radiology Partners, Inc.	L	4.25%	9.09%		7/9/2025	4,760	3,860
						19,483	17,279
High Tech Industries
Corel Inc. (c)	L	5.00%	9.89%		7/2/2026	3,550	3,335
Lightbox Intermediate, L.P.	L	5.00%	10.16%		5/11/2026	4,813	4,644
TGG TS Acquisition Company	L	6.50%	11.34%		12/12/2025	3,190	3,177
						11,553	11,156
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,353	3,918
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	10.16%		4/28/2028	625	316
North Haven Spartan US Holdco, LLC	SF	6.25%	11.18%		6/6/2025	2,268	2,227
Tait LLC	L	5.00%	9.76%		3/28/2025	4,072	3,999
Tait LLC (Revolver) (d)	P	4.00%	12.00%		3/28/2025	769	—
						12,087	10,460
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.25%	11.41%		9/11/2025	4,237	4,237
Cadent, LLC (Revolver) (d)	L	6.25%	11.41%		9/11/2025	167	—
						4,404	4,237
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	10.31%		12/20/2024	6,632	5,087
STATS Intermediate Holdings, LLC	L	5.25%	10.13%		7/10/2026	4,838	4,317
TA TT Buyer, LLC	SF	5.00%	9.90%		3/30/2029	3,317	3,259
						14,787	12,663
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.78%		9/23/2025	4,825	4,837
CHA Holdings, Inc	L	4.50%	9.66%		4/10/2025	1,955	1,881
CHA Holdings, Inc	L	4.50%	9.66%		4/10/2025	412	397
Eliassen Group, LLC	SF	5.50%	10.40%		4/14/2028	3,243	3,181
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.69%		4/14/2028	740	108
Engage2Excel, Inc.	L	7.25%	12.21%		12/31/2023	4,304	4,249
Engage2Excel, Inc.	L	7.25%	12.41%		12/31/2023	777	767
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.25%		12/31/2023	550	550
Orbit Purchaser LLC	L	4.50%	9.35%		10/21/2024	2,400	2,400
Orbit Purchaser LLC	L	4.50%	9.35%		10/21/2024	1,853	1,853
Orbit Purchaser LLC	L	4.50%	9.35%		10/21/2024	542	542
			10.29	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,812	2,593
Secretariat Advisors LLC	L	4.75%	9.91%		12/29/2028	1,689	1,646
Secretariat Advisors LLC	L	4.75%	9.91%		12/29/2028	269	262
SIRVA Worldwide Inc.	L	5.50%	10.34%		8/4/2025	1,788	1,636
Teneo Holdings LLC	SF	5.25%	10.06%		7/11/2025	4,825	4,784
The Kleinfelder Group, Inc.	L	5.25%	10.39%		11/29/2024	2,356	2,356
						37,340	34,042
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.91%		8/2/2025	2,139	2,139
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.91%		8/2/2025	826	251
Laseraway Intermediate Holdings II, LLC	L	5.75%	10.58%		10/14/2027	2,194	2,159
McKissock Investment Holdings, LLC	SF	5.00%	10.26%		3/9/2029	2,481	2,392
						7,640	6,941
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.84%		7/21/2025	1,755	1,352
Mavenir Systems, Inc.	L	4.75%	9.65%		8/18/2028	1,650	1,161
Sandvine Corporation	L	4.50%	9.33%		10/31/2025	2,000	1,897
						5,405	4,410
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.71%		5/7/2027	4,942	4,942
						4,942	4,942
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	L	4.25%	9.16%		10/1/2025	1,673	1,615
Dresser Utility Solutions, LLC	L	5.25%	10.16%		10/1/2025	244	238
						1,917	1,853
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.41%		6/30/2025	4,761	4,288
						4,761	4,288
TOTAL INVESTMENTS							$178,235
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at March 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of March 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity		Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%		2/26/2027		319	122
							8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%		12/1/2027		1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%		12/1/2027		388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%		12/1/2027		132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		43	43
Wheel Pros, Inc.	L	4.50%	8.82%		5/11/2028		1,932	1,321
							5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00	% PIK (e)	n/a	(f)	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%		7/3/2025		3,581	3,581
							4,647	3,996
Capital Equipment
Analogic Corporation	L	5.25%	9.66%		6/24/2024		4,703	4,433
DS Parent, Inc.	L	5.75%	9.92%		12/8/2028		2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%		1/7/2028		2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%		1/7/2028		592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%		1/7/2028		296	—
							10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%		6/15/2023		1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%		5/5/2028		4,253	4,131
							5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%		10/20/2025		2,879	2,458
							2,879	2,458
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%		5/1/2024		1,664	1,166
Runner Buyer INC.	L	5.50%	10.23%		10/23/2028		2,978	2,114
							4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%		9/26/2025		2,393	1,950
							2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%		2/26/2027		4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%		3/17/2025		2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%		8/5/2024		3,184	3,072
							10,297	10,146
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%		7/30/2025		4,469	4,313
Offen, Inc.	L	5.00%	9.38%		6/22/2026		2,249	2,249
Offen, Inc.	L	5.00%	9.38%		6/22/2026		867	867
							7,585	7,429

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%		12/13/2024	2,901	$2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%		3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%		12/17/2027	2,955	2,822
						10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%		1/30/2026	4,800	4,020
						4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%		11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%		10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%		12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%		7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%		1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%		1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%		1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%		7/9/2025	4,760	4,018
						19,519	17,250
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%		7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%		5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%		12/12/2025	3,190	3,143
						11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%		4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%		6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%		3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%		3/28/2025	769	—
						12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%		9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%		9/11/2025	167	—
						4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%		12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%		7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%		3/30/2029	3,325	3,242
						14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%		9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%		4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%		4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%		3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	543	494
			9.80	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%		8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%		7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%		11/29/2024	2,362	2,362
						37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%		8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%		8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%		10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%		3/9/2029	2,481	2,322
						7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%		7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%		8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%		10/31/2025	2,000	1,904
						5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%		5/7/2027	4,955	4,955
						4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%		10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%		10/1/2025	245	239
						1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%		6/30/2025	4,774	4,219
						4,774	4,219

TOTAL INVESTMENTS							$183,150
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-kind (“PIK”) provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2022, meaning that the Company has ceased accruing interest income on the position.

(f)	This is a demand note with no stated maturity.

Below is certain summarized financial information for SLF as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value	$178,235	$183,150
Cash	966	1,608
Restricted cash	5,891	6,454
Interest receivable	1,905	1,613
Other assets	25	5
Total assets	$187,022	$192,830
Liabilities
Revolving credit facility	$115,664	$122,215
Less: Unamortized deferred financing costs	(1,321)	(1,518)
Total debt, less unamortized deferred financing costs	114,343	120,697
Interest payable	746	769
Accounts payable and accrued expenses	406	346
Total liabilities	115,495	121,812
Members’ capital	71,527	71,018
Total liabilities and members’ capital	$187,022	$192,830

	Three months ended March 31,
	2023	2022

	(unaudited)
Investment income:
Interest income	$5,143	$3,133
Total investment income	5,143	3,133
Expenses:
Interest and other debt financing expenses	2,352	981
Professional fees	206	172
Total expenses	2,558	1,153
Net investment income (loss)	2,585	1,980
Net gain (loss):
Net realized gain (loss) on investments	(540)	—
Net change in unrealized gain (loss) on investments	264	(2,010)
Net gain (loss)	(276)	(2,010)
Net increase (decrease) in members’ capital	$2,309	$(30)

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

As of March 31, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$431,880	$431,880
Unitranche secured loans	—	—	13,361	13,361
Junior secured loans	—	—	21,978	21,978
Equity securities	299	—	28,819	29,118
Investments measured at NAV (1) (2)	—	—	—	35,763
Total investments	$299	$—	$496,038	$532,100
Foreign currency forward contracts asset (liability)	$—	$1,687	$—	$1,687

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$434,023	$434,023
Unitranche secured loans	—	—	20,633	20,633
Junior secured loans	—	—	22,193	22,193
Equity securities	294	—	28,388	28,682
Investments measured at NAV (1) (2)	—	—	—	35,509
Total investments	$294	$—	$505,237	$541,040
Foreign currency forward contracts asset (liability)	$—	$1,507	$—	$1,507
(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 20.00% at March 31, 2023 and 8.00% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at March 31, 2023 range between April 2023 and February 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2023 and 2022:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
Net realized gain (loss) on investments	—	—	—	706	706
Net change in unrealized gain (loss) on investments	(4,269)	3	143	(324)	(4,447)
Purchases of investments and other adjustments to cost (1)	23,577	45	569	755	24,946
Proceeds from principal payments and sales of investments (2)	(21,451)	(7,320)	(927)	(706)	(30,404)
Balance as of March 31, 2023	$431,880	$13,361	$21,978	$28,819	$496,038

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
Net realized gain (loss) on investments	(9)	(94)	—	—	(103)
Net change in unrealized gain (loss) on investments	(376)	(2,676)	(232)	334	(2,950)
Purchases of investments and other adjustments to cost (1)	16,390	1,360	5,389	627	23,766
Proceeds from principal payments and sales of investments (2)	(20,907)	(15,299)	—	—	(36,206)
Balance as of March 31, 2022	$418,798	$34,785	$19,521	$30,930	$504,034
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, attributable to Level 3 investments still held at March 31, 2023 and 2022, was ($3,645) and ($2,821), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2023 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$273,120		Discounted cash flow	EBITDA multiples	9.7	x	4.0	x	19.5	x
				Market yields	12.8%		9.1%		20.8%
Senior secured loans	109,073		Discounted cash flow	Revenue multiples	5.2	x	0.2	x	11.3	x
				Market yields	12.0%		10.1%		17.8%
Senior secured loans	18,911		Enterprise value	Book value multiples	1.2	x	1.2	x	1.2	x
Senior secured loans	14,415		Enterprise value	Revenue multiples	1.2	x	0.2	x	2.4	x
Senior secured loans	14,323		Enterprise value	EBITDA multiples	8.0	x	4.8	x	8.0	x
Senior secured loans	1,475		Liquidation	Probability weighting of alternative outcomes	70.0%		29.1%		100.0%
Unitranche secured loans	9,703		Discounted cash flow	EBITDA multiples	9.5	x	9.5	x	9.5	x
				Market yields	13.2%		12.3%		13.5%
Unitranche secured loans	3,658		Discounted cash flow	Revenue multiples	9.0	x	6.0	x	12.5	x
				Market yields	11.5%		11.2%		11.7%
Junior secured loans	19,986		Discounted cash flow	Market yields	12.9%		12.4%		15.6%
Junior secured loans	1,992		Liquidation	Probability weighting of alternative outcomes	239.0%		239.0%		239.0%
Equity securities	18,145		Enterprise value	EBITDA multiples	8.4	x	4.0	x	18.6	x
Equity securities	6,372		Enterprise value	Revenue multiples	2.2	x	0.7	x	11.3	x
Equity securities	2,313		Option pricing model	Volatility	66.4%		46.6%		72.5%
Equity securities	368		Discounted cash flow	EBITDA multiples	6.0	x	6.0	x	6.0	x
Total Level 3 Assets	$493,854	(1)
(1)	Excludes investments of $2,184 at fair value where valuation (unadjusted) is obtained from a third-party pricing service for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2023 and December 31, 2022, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s 2026 Notes was $116,485 and $116,995, respectively.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2023 and 2022 were as follows:

				Sales and	PIK			Net
	Fair value at	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	December 31, 2022	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	March 31, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$366	$—	$—	$(679)	$8,640
American Community Homes, Inc.	4,258	—	—	—	237	—	—	(339)	4,156
American Community Homes, Inc.	543	—	—	—	22	—	—	(41)	524
American Community Homes, Inc.	1,996	—	—	—	81	—	—	(151)	1,926
American Community Homes, Inc.	3,694	—	—	—	152	—	—	(280)	3,566
American Community Homes, Inc.	17	—	—	—	1	—	—	(1)	17
American Community Homes, Inc.	85	—	—	—	4	—	—	(7)	82
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	863	—	—	(1,498)	18,911

Ascent Midco, LLC	6,217	—	—	(44)	—	10	—	(52)	6,131
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(74)	1,895
	8,186	—	—	(44)	—	10	—	(126)	8,026

C Parent Holdings, LLC.	146	—	—	—	—	—	—	—	146
C Parent Holdings, LLC. (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	—	146

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,625	—	60	—	—	—	—	(256)	2,429
	2,625	—	60	—	—	—	—	(256)	2,429

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	264	16,423
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	96	5,901
MC Asset Management (Corporate), LLC	8,421	—	—	—	403	—	—	—	8,824
MC Asset Management (Corporate), LLC (Delayed Draw)	1,000	—	1,586	—	48	—	—	—	2,634
MC Asset Management (Corporate), LLC (15.9% interest)	1,291	—	—	—	—	—	—	387	1,678
	32,676	—	1,586	—	451	—	—	747	35,460

Mnine Holdings, Inc.	5,492	—	—	—	69	7	—	(7)	5,561
Mnine Holdings, Inc. (Revolver)	214	—	293	—	4	—	—	—	511
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	293	—	73	7	—	(7)	6,072

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	—	382
NECB Collections, LLC, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	—	382

Second Avenue SFR Holdings II LLC (Revolver) (3)	4,755	—	—	—	—	—	—	(12)	4,743
	4,755	—	—	—	—	—	—	(12)	4,743

SFR Holdings, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holding, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	80	—	—	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	127	2,893
	2,846	—	—	—	—	—	—	127	2,973
Total non-controlled affiliate company investments	$86,618	$—	$1,939	$(44)	$1,387	$17	$—	$(1,025)	$88,892
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$254	$35,763
	35,509	—	—	—	—	—	—	254	35,763
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$254	$35,763

	Fair value at			Sales and	PIK		Net	Net	Fair value at
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	March
Portfolio Company	2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	31, 2022
Non-controlled affiliate company investment:
American Community Homes, Inc.	$10,457	$—	$—	$—	$362	$—	$—	$(62)	$10,757
American Community Homes, Inc.	4,753	—	—	—	191	—	—	(28)	4,916
American Community Homes, Inc.	634	—	—	—	15	—	—	(4)	645
American Community Homes, Inc.	3,164	—	—	—	56	—	—	(259)	2,961
American Community Homes, Inc.	4,357	—	—	—	127	—	—	(68)	4,416
American Community Homes, Inc.	20	—	—	—	1	—	—	—	21
American Community Homes, Inc.	99	—	—	—	2	—	—	—	101
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (1)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	754	—	—	(685)	23,817

Ascent Midco, LLC	6,392	—	—	(44)	—	8	—	(8)	6,348
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(89)	2,465
	8,946	—	—	(44)	—	8	—	(97)	8,813

Curion Holdings, LLC	4,561	—	—	(47)	—	—	—	256	4,770
Curion Holdings, LLC (Revolver)	550	—	—	(5)	—	—	—	30	575
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	5,111	—	—	(52)	—	—	—	286	5,345

Familia Dental Group Holdings, LLC (1,105 Class A units)	1,919	—	183	—	—	—	—	(134)	1,968
	1,919	—	183	—	—	—	—	(134)	1,968

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	265	15,349
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	95	5,515
MC Asset Management (Corporate), LLC	7,154	—	—	—	302	—	—	—	7,456
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	35	—	—	—	885
MC Asset Management (Corporate), LLC (15.9% of interests)	644	—	—	—	—	—	—	(194)	450
	29,152	—	—	—	337	—	—	166	29,655

Mnine Holdings, Inc.	5,771	—	—	—	73	5	—	(9)	5,840
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	—	—	73	5	—	(9)	5,840

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(112)	520
NECB Collections, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(112)	520

Second Avenue SFR Holdings II LLC (Revolver) (3)	2,104	—	488	—	—	—	—	—	2,592
	2,104	—	488	—	—	—	—	—	2,592

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	196	3,344
	3,148	—	—	—	—	—	—	196	3,344
Total non-controlled affiliate company investments	$90,281	$—	$671	$(96)	$1,164	$13	$—	$(389)	$91,644

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$—	$—	$—	$—	$—	$(915)	$40,210
	41,125	—	—	—	—	—	—	(915)	40,210
Total controlled affiliate company investments	$41,125	$—	$—	$—	$—	$—	$—	$(915)	$40,210
(1)

On December 29, 2022, the Company exercised the American Community Homes, Inc. (“ACH”) warrants held by the Company. The Company acquired 4,940 shares of ACH’s common stock, or 22.3% of the equity, in exchange for a nominal exercise price in accordance with the terms of the warrant.

(2)

During the year ended December 31, 2022, C Parent Holdings, LLC (fka Curion Holdings, LLC) (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at March 31, 2023 represents the remaining expected escrow proceeds associated with the sale. The Company continues to hold an equity investment in Curion that is valued at zero at March 31, 2023.

(3)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the three months ended March 31,
	2023			2022
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$359	$—	$—	$361	$—	$—
American Community Homes, Inc.	233	—	—	189	—	—
American Community Homes, Inc.	22	—	—	15	—	—
American Community Homes, Inc.	80	—	—	55	—	—
American Community Homes, Inc.	148	—	—	125	—	—
American Community Homes, Inc.	1	—	—	—	—	—
American Community Homes, Inc.	3	—	—	2	—	—
American Community Homes, Inc. (Revolver)	—	—	—	n/a	n/a	n/a
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	846	—	—	747	—	—

Ascent Midco, LLC	169	—	—	112	—	—
Ascent Midco, LLC (Revolver)	1	—	—	1	—	—
Ascent Midco, LLC (Class A units)	—	49	—	—	45	—
	170	49	—	113	45	—

C Parent Holdings, LLC.	—	—	—	—	—	—
C Parent Holdings, LLC. (Common stock)	—	—	—	—	—	—
	—	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	564	—	—	463	—	—
HFZ Capital Group, LLC	203	—	—	167	—	—
MC Asset Management (Corporate), LLC	435	—	—	298	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	126	—	—	35	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	1,328	—	—	963	—	—

Mnine Holdings, Inc.	190	—	—	180	—	—
Mnine Holdings, Inc. (Revolver)	11	—	—	—	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	201	—	—	180	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	138	—	—	47	—	—
	138	—	—	47	—	—

SFR Holdco, LLC (Junior secured loan)	117	—	—	117	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	117	—	—	117	—	—

TJ Management HoldCo, LLC (Revolver)	4	—	—	3	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	4	—	—	3	—	—

Total non-controlled affiliate company investments	$2,804	$49	$—	$2,170	$45	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$900	$—	$—	$900	$—
	—	900	—	—	900	—
Total controlled affiliate company investments	$—	$900	$—	$—	$900	$—

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

Base management fees for the three months ended March 31, 2023 and 2022 were $2,200 and $2,343, respectively. MC Advisors elected to voluntarily waive zero and $55 of such base management fees for the three months ended March 31, 2023 and 2022, respectively.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2023	2022
Part one incentive fees (1)	$1,657	$408
Part two incentive fees (2)	—	—
Incentive Fee Limitation	—	—
Incentive fees, excluding the impact of the incentive fee waiver	1,657	408
Incentive fee waiver (3)	—	(408)
Total incentive fees, net of incentive fee waiver	$1,657	$—
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2023 and 2022, the Company incurred $538 and $829, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $255 and $330, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of both March 31, 2023 and December 31, 2022, $255 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of March 31, 2023 and December 31, 2022, the Company had accounts payable to members of the Board of $35 and zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of both March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 167%.

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

As of March 31, 2023 and December 31, 2022, the Company had U.S. dollar borrowings of $202,800 and $204,600, respectively. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero and $157 for the three months ended March 31, 2023 and 2022, respectively.

There were no repayments of foreign currency borrowings for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for the three months ended March 31, 2022.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month, or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of March 31, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 7.0%, respectively.

2026 Notes: As of both March 31, 2023 and December 31, 2022, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended
	March 31,
	2023	2022
Interest expense - revolving credit facility	$3,638	$1,474
Interest expense - 2026 Notes	1,555	1,555
Interest expense - SBA debentures	—	292
Amortization of deferred financing costs	321	601
Total interest and other debt financing expenses	$5,514	$3,922
Average debt outstanding	$324,082	$338,446
Average stated interest rate	6.5%	3.9%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of March 31, 2023 and December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
				Gross	Gross
				Amount of	Amount of
	Notional Amount		Settlement	Unrealized	Unrealized
Description	to be Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	160	4/20/2023	$17	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	16	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	15	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,526	—	Unrealized gain on foreign currency forward contracts
				$1,687	$—

	As of December 31, 2022
				Gross	Gross
	Notional			Amount of	Amount of
	Amount to be		Settlement	Unrealized	Unrealized
Description	Sold		Date	Gain	Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	153	1/18/2023	$14	$—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	2/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	132	3/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	160	4/20/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	121	5/16/2023	11	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	156	6/19/2023	14	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	138	7/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	8/16/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	146	9/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	148	10/18/2023	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	140	11/16/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	142	12/18/2023	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	150	1/17/2024	13	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	143	2/16/2024	12	—	Unrealized gain on foreign currency forward contracts
Foreign currency forward contract	AUD	15,410	3/18/2024	1,329	—	Unrealized gain on foreign currency forward contracts
				$1,507	$—

For the three months ended March 31, 2023 and 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $180 and ($416), respectively. For the three months ended March 31, 2023 and 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $37 and $12, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2023 and 2022:

							DRIP Shares
			Amount		DRIP	DRIP	Repurchased	Cost of
Date	Record	Payment	Per	Cash	Shares	Shares	in the Open	DRIP Shares
Declared	Date	Date	Share	Distribution	Issued	Value	Market	Repurchased
Three months ended March 31, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	—	$—	10,380	$81
Total distributions declared			$0.25	$5,417	—	$—	10,380	$81

Three months ended March 31, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
Total distributions declared			$0.25	$5,417	—	$—	25,229	$276

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2023 and 2022.

Note 11. Commitments and Contingencies

Commitments: As of March 31, 2023 and December 31, 2022, the Company had $56,571 and $63,450, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both March 31, 2023 and December 31, 2022, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of March 31, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Per share data:
Net asset value at beginning of period	$10.39	$11.51
Net investment income (1)	0.31	0.25
Net gain (loss) (1)	(0.16)	(0.21)
Net increase (decrease) in net assets resulting from operations (1)	0.15	0.04
Stockholder distributions - income (2)	(0.25)	(0.25)
Net asset value at end of period	$10.29	$11.30
Net assets at end of period	$222,961	$244,901
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$7.65	$10.79
Total return based on market value (3)	(7.55)%	(1.64)%
Total return based on average net asset value (4)	1.50%	0.34%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	14.26%	8.79%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5) (6)	16.17%	11.71%
Portfolio turnover (7)	4.15%	3.89%
(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2023 and 2022, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.

(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three months ended March 31, 2023 and 2022. These ratios have been annualized unless otherwise noted.

	March 31, 2023	March 31, 2022
Ratio of total investment income to average net assets	30.43%	20.49%
Ratio of interest and other debt financing expenses to average net assets	9.98%	6.43%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	15.43%	11.73%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (7) (8)	0.74%	—%
(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was zero and 0.17% for the three months ended March 31, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2023, our portfolio included approximately 81.2% senior secured loans, 2.5% unitranche secured loans, 4.1% junior secured loans and 12.2% equity securities, compared to December 31, 2022, when our portfolio included approximately 80.2% senior secured loans, 3.8% unitranche secured loans, 4.1% junior secured loans and 11.9% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended March 31, 2023, we invested $9.6 million in two new portfolio companies and $12.7 million in 29 existing portfolio companies and had $30.4 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $8.1 million for the period.

During the three months ended March 31, 2022, we invested $5.6 million in three new portfolio companies and $16.0 million in 21 existing portfolio companies and had $36.2 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $14.6 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2023		December 31, 2022
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	12.4%	12.4%	11.8%	11.8%
Unitranche secured loans	4.3	4.6	4.8	5.2
Junior secured loans	11.3	11.3	11.4	11.4
Preferred equity securities	2.7	2.7	2.7	2.7
Total	11.5%	11.6%	11.0%	11.0%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. As of March 31, 2023 and December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. This exclusion impacts only the junior secured loans and total disclosed above. As of both March 31, 2023 and December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	March 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$431,880	81.2%	$434,023	80.2%
Unitranche secured loans	13,361	2.5	20,633	3.8
Junior secured loans	21,978	4.1	22,193	4.1
LLC equity interest in SLF	35,763	6.7	35,509	6.6
Equity securities	29,118	5.5	28,682	5.3
Total	$532,100	100.0%	$541,040	100.0%

Our portfolio composition remained relatively consistent with December 31, 2022. Our effective yields increased from December 31, 2022, driven primarily by increases in LIBOR and SOFR. All of our loans were above the interest rate floors at March 31, 2023.

The following table shows our portfolio composition by industry (in thousands):

	March 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,448	1.4%	$7,436	1.4%
Automotive	17,200	3.2	16,637	3.1
Banking	18,957	3.6	19,817	3.7
Beverage, Food & Tobacco	12,501	2.3	12,470	2.3
Capital Equipment	18,990	3.6	19,012	3.5
Chemicals, Plastics & Rubber	4,188	0.8	4,445	0.8
Construction & Building	6,680	1.3	6,706	1.2
Consumer Goods: Durable	9,108	1.7	9,338	1.7
Consumer Goods: Non-Durable	3,481	0.7	3,508	0.6
Environmental Industries	6,380	1.2	6,558	1.2
FIRE: Finance	23,486	4.4	23,892	4.4
FIRE: Real Estate	83,847	15.7	82,498	15.2
Healthcare & Pharmaceuticals	66,838	12.6	59,273	11.0
High Tech Industries	38,060	7.1	52,891	9.8
Hotels, Gaming & Leisure	2,899	0.5	2,720	0.5
Investment Funds & Vehicles	35,763	6.7	35,509	6.6
Media: Advertising, Printing & Publishing	19,463	3.7	19,777	3.7
Media: Broadcasting & Subscription	3,168	0.6	2,691	0.5
Media: Diversified & Production	39,870	7.5	36,164	6.7
Retail	7,472	1.4	9,306	1.7
Services: Business	53,291	10.0	57,308	10.6
Services: Consumer	31,342	5.9	31,324	5.8
Telecommunications	7,482	1.4	7,595	1.4
Wholesale	14,186	2.7	14,165	2.6
Total	$532,100	100.0%	$541,040	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2023 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$612	0.1%
2	462,909	87.0
3	59,603	11.2
4	8,594	1.6
5	382	0.1
Total	$532,100	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$766	0.1%
2	469,772	86.8
3	61,501	11.4
4	8,619	1.6
5	382	0.1
Total	$541,040	100.0%

As of March 31, 2023, we had three borrowers with loans or preferred equity securities on non-accrual status (Education Corporation of America (“ECA”), NECB Collections, LLC (“NECB”) and Vinci Brands LLC (“Vinci”)), and these investments totaled $2.4 million of fair value, or 0.4% of our total investments at fair value at March 31, 2023. As of December 31, 2022, we had four borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, ECA, NECB and Vinci), and these investments totaled $2.8 million of fair value, or 0.5% of our total investments at fair value at December 31, 2022.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Total investment income	$16,804	$12,491
Total operating expenses, net of base management fee and incentive fee waivers	9,944	7,074
Net investment income before income taxes	6,860	5,417
Income taxes, including excise taxes	233	19
Net investment income	6,627	5,398
Net realized gain (loss) on investments	706	(103)
Net realized gain (loss) on extinguishment of debt	—	(1,039)
Net realized gain (loss) on foreign currency forward contracts	37	12
Net realized gain (loss) on foreign currency and other transactions	(3)	(9)
Net realized gain (loss)	740	(1,139)
Net change in unrealized gain (loss) on investments	(4,188)	(3,161)
Net change in unrealized gain (loss) on foreign currency forward contracts	180	(416)
Net change in unrealized gain (loss) on foreign currency and other transactions	—	165
Net change in unrealized gain (loss)	(4,008)	(3,412)
Net increase (decrease) in net assets resulting from operations	$3,359	$847

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Interest income	$12,524	$9,085
PIK interest income	2,272	1,821
Dividend income (1)	1,095	1,009
Fee income	310	—
Prepayment gain (loss)	243	198
Accretion of discounts and amortization of premiums	360	378
Total investment income	$16,804	$12,491
(1)	Includes PIK dividends of $128 and $108, respectively.

The increase in investment income of $4.3 million during the three months ended March 31, 2023, as compared to three months ended March 31, 2022, is primarily the result of an increase in interest income and fee income. The increase in interest income was primarily as a result of an increase in portfolio yield as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Interest and other debt financing expenses	$5,514	$3,922
Base management fees, net of base management fee waivers (1)	2,200	2,288
Incentive fees, net of incentive fee waivers (2)	1,657	—
Professional fees	128	280
Administrative service fees	255	330
General and administrative expenses	155	219
Directors’ fees	35	35
Total operating expenses, net of base management fee and incentive fee waivers	$9,944	$7,074
(1)	Base management fees for the three months ended March 31, 2023 and 2022 were $2,200 and $2,343, respectively, and MC Advisors elected to voluntarily waive zero and $55, respectively, of these base management fees.
(2)	During the three months ended March 31, 2023 and 2022, MC Advisors waived part one incentive fees (based on net investment income) of zero and $408, respectively. Incentive fees during both the three months ended March 31, 2023 and 2022 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Interest expense - revolving credit facility	$3,638	$1,474
Interest expense - 2026 Notes	1,555	1,555
Interest expense - SBA debentures	—	292
Amortization of deferred financing costs	321	601
Total interest and other debt financing expenses	$5,514	$3,922
Average debt outstanding	$324,082	$338,446
Average stated interest rate	6.5%	3.9%

The increase in operating expenses of $2.9 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily driven by an increase in interest and other debt financing expenses resulting from the rising interest rate environment and increase in incentive fees, net of incentive fee waivers, associated with the increase in net investment income.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2023 and 2022, we recorded a net expense (benefit) on the consolidated statements of operations of $0.2 million and $19 thousand, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023 and 2022, we recorded a net tax expense of $0.1 million and zero, respectively, for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended March 31, 2023 and 2022, we had sales or dispositions of investments resulting in $0.7 million and ($0.1) million of net realized gain (loss) on investments, respectively.

During the three months ended March 31, 2022, we recognized a net loss on extinguishment of debt of $1.0 million, which was due to the repayment of our remaining $56.9 million of Small Business Administration (“SBA”) debentures on March 1, 2022 (primarily comprised of the unamortized deferred financing costs at the time of repayment).

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2023 and 2022, we had $37 thousand and $12 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended March 31, 2023 and 2022, we had ($3) thousand and ($9) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2023 and 2022, our investments had ($4.2) million and ($3.2) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended March 31, 2023, the net change in unrealized loss on investments was primarily attributable to fundamental performance of a couple specific portfolio companies that saw declining financial performance resulting from larger economic factors, including the rising interest rate environment and inflationary impacts on consumer spending.

During the three months ended March 31, 2022, the net change in unrealized loss on investments was primarily attributable to specific credit performance of one of our underlying portfolio companies as valuations on the rest of the portfolio remained relatively stable.

For the three months ended March 31, 2023 and 2022, our foreign currency forward contracts had $0.2 million and ($0.4) million of net change in unrealized gain (loss), respectively. For the three months ended March 31, 2023 and 2022, our foreign currency borrowings and cash denominated in foreign currencies had zero and $0.2 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $3.4 million and $0.8 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was $0.16 and $0.04, respectively. The $2.6 million increase during the three ended March 31, 2023 as compared to the three months ended March 31, 2022, is primarily the result of the increase in net investment income and lower net losses on the portfolio.

Liquidity and Capital Resources

As of March 31, 2023, we had $6.9 million in cash, $202.8 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $52.2 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of both March 31, 2023 and December 31, 2022, our asset coverage ratio based on aggregate borrowings outstanding was 167%.

Cash Flows

For the three months ended March 31, 2023 and 2022, we experienced a net increase (decrease) in cash and restricted cash of $1.5 million and ($10.8) million, respectively. For the three months ended March 31, 2023 and 2022, operating activities provided $8.7 million and $14.2 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the three months ended March 31, 2023, we used $7.2 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility. During the three months ended March 31, 2022, we used $24.9 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 8, 2022, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both March 31, 2023 and December 31, 2022, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, we had U.S. dollar borrowings of $202.8 million and $204.6 million, respectively. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($11) thousand for the three months ended March 31, 2022.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of March 31, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 7.0%, respectively.

2026 Notes: On January 25, 2021, we closed a private offering of $130.0 million in aggregate principal amount of senior unsecured notes (the “2026 Notes”) that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. We may redeem the 2026 Notes in whole or in part at any time or from time to time at our option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness.

SBA Debentures: On March 1, 2022, Monroe Capital Corporation SBIC, LP (“MRCC SBIC”), a wholly owned subsidiary through its dissolution, fully repaid its outstanding SBA debentures utilizing a borrowing on our revolving credit facility and the restricted cash at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishment (“ASC 470-50”), which resulted in a realized loss of $1.0 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its license to operate as a Small Business Investment Company and on March 31, 2022, MRCC SBIC was dissolved.

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for both the three months ended March 31, 2023 and 2022, totaled $5.4 million ($0.25 per share). The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2023 and 2022, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both March 31, 2023 and December 31, 2022, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both March 31, 2023 and December 31, 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.

As of both March 31, 2023 and December 31, 2022, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both March 31, 2023 and December 31, 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For both the three months ended March 31, 2023 and 2022, we received $0.9 million of dividend income from our LLC equity interest in SLF.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2023 and 2022, SLF incurred $63 thousand and $51 thousand of allocable expenses, respectively. There are no agreements or understanding by which we guarantee any SLF obligations.

As of March 31, 2023 and December 31, 2022, SLF had total assets at fair value of $187.0 million and $192.8 million, respectively. As of March 31, 2023 and December 31, 2022, SLF had zero and one portfolio company investment on non-accrual status with a fair value of zero and $0.4 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2023 and December 31, 2022, SLF had $4.2 million and $4.6 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior secured loans (1)	192,514	197,867
Weighted average current interest rate on senior secured loans (2)	10.3%	9.7%
Number of portfolio company investments in SLF	58	60
Largest portfolio company investment (1)	6,632	6,650
Total of five largest portfolio company investments (1)	27,037	27,026
(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

March 31, 2023

(in thousands)

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	13.25%	11/5/2025	2,744	$2,566
Bromford Industries Limited (c)	P	5.25%	13.25%	11/5/2025	1,829	1,710
Trident Maritime Systems, Inc.	L	4.75%	9.91%	2/26/2027	2,437	2,428
Trident Maritime Systems, Inc.	L	4.75%	9.91%	2/26/2027	746	743
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.66%	2/26/2027	319	252
					8,075	7,699
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.75%	9.70%	12/1/2027	1,388	1,378
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.75%	9.70%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.75%	9.70%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	1,687	1,678
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	250	249
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	43	43
Wheel Pros, Inc.	L	4.50%	9.32%	5/11/2028	1,927	1,377
					5,815	4,725
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	9.66%	7/3/2025	3,572	3,550
					3,572	3,550
Capital Equipment
Analogic Corporation	L	5.25%	10.08%	6/24/2024	4,691	4,559
DS Parent, Inc.	SF	5.75%	10.79%	12/8/2028	2,813	2,725
MacQueen Equipment, LLC	L	5.25%	10.41%	1/7/2028	2,091	2,091
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	10.41%	1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	10.41%	1/7/2028	296	—
					10,483	9,444
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	L	7.00%	11.85%	6/15/2023	1,130	1,129
TJC Spartech Acquisition Corp.	SF	4.75%	9.57%	5/5/2028	4,243	4,200
					5,373	5,329
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	10.58%	10/20/2025	2,872	2,589
					2,872	2,589
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.84%	5/1/2024	1,664	984
Runner Buyer INC.	L	5.50%	10.45%	10/23/2028	2,970	2,227
					4,634	3,211
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.84%	9/26/2025	2,386	1,939
					2,386	1,939
Containers, Packaging & Glass
Polychem Acquisition, LLC	L	5.00%	9.84%	3/17/2025	2,880	2,880
PVHC Holding Corp	L	4.75%	9.91%	8/5/2024	3,175	3,064
					6,055	5,944
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	9.09%	7/30/2025	4,458	4,294
Offen, Inc.	L	5.00%	9.92%	6/22/2026	2,249	2,249
Offen, Inc.	L	5.00%	9.92%	6/22/2026	865	865
					7,572	7,408
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.00%	10.16%	12/13/2024	2,889	2,889
Harbour Benefit Holdings, Inc.	L	5.00%	9.84%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.66%	3/27/2026	4,844	4,721
TEAM Public Choices, LLC	L	5.00%	9.93%	12/17/2027	2,947	2,874
					10,741	10,545
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.67%	1/30/2026	4,787	3,581
					4,787	3,581

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

March 31, 2023

(in thousands)

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.91%		11/23/2027	1,965	$1,484
HAH Group Holding Company LLC	SF	5.00%	9.91%		10/29/2027	2,970	2,901
LSCS Holdings, Inc.	L	4.50%	9.34%		12/15/2028	1,823	1,758
Natus Medical Incorporated	SF	5.50%	10.55%		7/20/2029	4,988	4,688
Paragon Healthcare, Inc.	SF	5.75%	10.48%		1/19/2027	2,121	2,104
Paragon Healthcare, Inc.	SF	5.75%	10.48%		1/19/2027	366	363
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.70%		1/19/2027	490	121
Radiology Partners, Inc.	L	4.25%	9.09%		7/9/2025	4,760	3,860
						19,483	17,279
High Tech Industries
Corel Inc. (c)	L	5.00%	9.89%		7/2/2026	3,550	3,335
Lightbox Intermediate, L.P.	L	5.00%	10.16%		5/11/2026	4,813	4,644
TGG TS Acquisition Company	L	6.50%	11.34%		12/12/2025	3,190	3,177
						11,553	11,156
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,353	3,918
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	10.16%		4/28/2028	625	316
North Haven Spartan US Holdco, LLC	SF	6.25%	11.18%		6/6/2025	2,268	2,227
Tait LLC	L	5.00%	9.76%		3/28/2025	4,072	3,999
Tait LLC (Revolver) (d)	P	4.00%	12.00%		3/28/2025	769	—
						12,087	10,460
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.25%	11.41%		9/11/2025	4,237	4,237
Cadent, LLC (Revolver) (d)	L	6.25%	11.41%		9/11/2025	167	—
						4,404	4,237
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	10.31%		12/20/2024	6,632	5,087
STATS Intermediate Holdings, LLC	L	5.25%	10.13%		7/10/2026	4,838	4,317
TA TT Buyer, LLC	SF	5.00%	9.90%		3/30/2029	3,317	3,259
						14,787	12,663
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.78%		9/23/2025	4,825	4,837
CHA Holdings, Inc	L	4.50%	9.66%		4/10/2025	1,955	1,881
CHA Holdings, Inc	L	4.50%	9.66%		4/10/2025	412	397
Eliassen Group, LLC	SF	5.50%	10.40%		4/14/2028	3,243	3,181
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.69%		4/14/2028	740	108
Engage2Excel, Inc.	L	7.25%	12.21%		12/31/2023	4,304	4,249
Engage2Excel, Inc.	L	7.25%	12.41%		12/31/2023	777	767
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.25%		12/31/2023	550	550
Orbit Purchaser LLC	L	4.50%	9.35%		10/21/2024	2,400	2,400
Orbit Purchaser LLC	L	4.50%	9.35%		10/21/2024	1,853	1,853
Orbit Purchaser LLC	L	4.50%	9.35%		10/21/2024	542	542
			10.29	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,812	2,593
Secretariat Advisors LLC	L	4.75%	9.91%		12/29/2028	1,689	1,646
Secretariat Advisors LLC	L	4.75%	9.91%		12/29/2028	269	262
SIRVA Worldwide Inc.	L	5.50%	10.34%		8/4/2025	1,788	1,636
Teneo Holdings LLC	SF	5.25%	10.06%		7/11/2025	4,825	4,784
The Kleinfelder Group, Inc.	L	5.25%	10.39%		11/29/2024	2,356	2,356
						37,340	34,042
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.91%		8/2/2025	2,139	2,139
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.91%		8/2/2025	826	251
Laseraway Intermediate Holdings II, LLC	L	5.75%	10.58%		10/14/2027	2,194	2,159
McKissock Investment Holdings, LLC	SF	5.00%	10.26%		3/9/2029	2,481	2,392
						7,640	6,941
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.84%		7/21/2025	1,755	1,352
Mavenir Systems, Inc.	L	4.75%	9.65%		8/18/2028	1,650	1,161
Sandvine Corporation	L	4.50%	9.33%		10/31/2025	2,000	1,897
						5,405	4,410
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.71%		5/7/2027	4,942	4,942
						4,942	4,942
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	L	4.25%	9.16%		10/1/2025	1,673	1,615
Dresser Utility Solutions, LLC	L	5.25%	10.16%		10/1/2025	244	238
						1,917	1,853
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.41%		6/30/2025	4,761	4,288
						4,761	4,288
TOTAL INVESTMENTS							$178,235
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at March 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of March 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.

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

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(in thousands)

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%		12/13/2024	2,901	$2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%		3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%		12/17/2027	2,955	2,822
						10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%		1/30/2026	4,800	4,020
						4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%		11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%		10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%		12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%		7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%		1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%		1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%		1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%		7/9/2025	4,760	4,018
						19,519	17,250
High Tech Industries
Corel Inc.(c)	L	5.00%	9.73%		7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%		5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%		12/12/2025	3,190	3,143
						11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%		4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%		6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%		3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%		3/28/2025	769	—
						12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%		9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%		9/11/2025	167	—
						4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%		12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%		7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%		3/30/2029	3,325	3,242
						14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%		9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%		4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%		4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%		3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	543	494
			9.80	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%		8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%		7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%		11/29/2024	2,362	2,362
						37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%		8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%		8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%		10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%		3/9/2029	2,481	2,322
						7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%		7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%		8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%		10/31/2025	2,000	1,904
						5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%		5/7/2027	4,955	4,955
						4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%		10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%		10/1/2025	245	239
						1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%		6/30/2025	4,774	4,219
						4,774	4,219

TOTAL INVESTMENTS							$183,150
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2022, meaning that we have ceased accruing interest income on the position.
(f)	This is a demand note with no stated maturity.

Below is certain summarized financial information for SLF as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value	$178,235	$183,150
Cash	966	1,608
Restricted cash	5,891	6,454
Interest receivable	1,905	1,613
Other assets	25	5
Total assets	$187,022	$192,830
Liabilities
Revolving credit facility	$115,664	$122,215
Less: Unamortized deferred financing costs	(1,321)	(1,518)
Total debt, less unamortized deferred financing costs	114,343	120,697
Interest payable	746	769
Accounts payable and accrued expenses	406	346
Total liabilities	115,495	121,812
Members’ capital	71,527	71,018
Total liabilities and members’ capital	$187,022	$192,830

	Three months ended March 31,
	2023	2022

	(unaudited)
Investment income:
Interest income	$5,143	$3,133
Total investment income	5,143	3,133
Expenses:
Interest and other debt financing expenses	2,352	981
Professional fees	206	172
Total expenses	2,558	1,153
Net investment income (loss)	2,585	1,980
Net gain (loss):
Net realized gain (loss) on investments	(540)	—
Net change in unrealized gain (loss) on investments	264	(2,010)
Net gain (loss)	(276)	(2,010)
Net increase (decrease) in members’ capital	$2,309	$(30)

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

●	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $56.6 million and $63.5 million, respectively. As of both March 31, 2023 and December 31, 2022, we had unfunded commitments to SLF of $7.3 million, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where inflationary pressures have reached historical highs and we are enduring a rate-hiking regime. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the rising rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premia with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to rising rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Since the fourth quarter of 2022, the volume of leveraged buyouts (“LBO”) financed in the direct lending market has been significantly higher than the volume of syndicated LBOs. Alongside retracting valuations, the middle market also saw a consistent trend toward lower leverage and loan-to-value structures coupled with increase spreads.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.

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

As of March 31, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three months ended March 31, 2023 and 2022, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to the COVID-19 pandemic and rising inflation; and interest rate fluctuations.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income (1)
Down 25 basis points	$(1,113)	$(507)	$(606)
Up 100 basis points	4,459	2,061	2,398
Up 200 basis points	8,901	4,089	4,812
Up 300 basis points	13,338	6,117	7,221
(1)	Excludes the impact of income based incentive fees. See Note 6 for more information on income based incentive fees.

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

Currency Risk

We may also have exposure to foreign currencies (currently the Australian dollar) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2023, we had foreign currency forward contracts in place for AUD 17.0 million associated with future principal and interest payments on certain investments.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Neither we, our subsidiaries nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions and to risks related to bank impairments or failures.

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom the Company, its portfolio companies, and/or the Adviser transact may inhibit the ability of the Company or its portfolio companies to access depository accounts. In such cases, the Company may be forced to delay or forgo investments, resulting in lower Company performance. In the event of such a failure of a banking institution where the Company or one or more of its portfolio companies holds depository accounts, access to such accounts could be restricted and U.S. FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, the Company and its affected portfolio companies would not recover such excess, uninsured amounts. To the extent that the Company or the portfolio companies are impacted, their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

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

	Assumed Return on Our Portfolio
	(Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	‑34.39%	‑21.83%	‑9.28%	3.28%	15.83%
(1)	The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)	Assumes $565.0 million in total assets, $340.0 million in debt outstanding, of which $334.6 million is senior securities outstanding, $225.0 million in net assets and an average cost of funds of 6.14%, which was the weighted average interest rate of borrowing on our revolving credit facility and 2026 Notes as of December 31, 2022. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.

(3)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 3.69%.

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

Date: May 10, 2023	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 10, 2023	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation