Form 10-Q
period 2023-06-30
MONROE CAPITAL Corp
filed 2023-08-09
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$396,816	$418,913
Non-controlled affiliate company investments	84,046	86,618
Controlled affiliate company investments	34,545	35,509
Total investments, at fair value (amortized cost of: $528,235 and $579,307, respectively)	515,407	541,040
Cash	12,301	5,450
Unrealized gain on foreign currency forward contracts	—	1,507
Interest and dividend receivable	17,616	16,457
Other assets	568	541
Total assets	545,892	564,995

LIABILITIES
Debt:
Revolving credit facility	197,400	204,600
2026 Notes	130,000	130,000
Total debt	327,400	334,600
Less: Unamortized deferred financing costs	(3,896)	(4,486)
Total debt, less unamortized deferred financing costs	323,504	330,114
Interest payable	3,090	3,041
Management fees payable	2,163	2,221
Incentive fees payable	1,481	1,380
Accounts payable and accrued expenses	2,446	3,220
Total liabilities	332,684	339,976
Net assets	$213,208	$225,019

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,700	298,700
Accumulated undistributed (overdistributed) earnings	(85,514)	(73,703)
Total net assets	$213,208	$225,019

Net asset value per share	$9.84	$10.39

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$11,214	$7,992	$22,924	$16,647
Payment-in-kind interest income	706	644	1,591	1,301
Dividend income	106	100	252	164
Fee income	170	1,192	480	1,192
Total investment income from non-controlled/non-affiliate company investments	12,196	9,928	25,247	19,304
Non-controlled affiliate company investments:
Interest income	1,415	1,366	2,832	2,372
Payment-in-kind interest income	1,785	753	3,172	1,917
Dividend income	51	48	100	93
Total investment income from non-controlled affiliate company investments	3,251	2,167	6,104	4,382
Controlled affiliate company investments:
Dividend income	900	900	1,800	1,800
Total investment income from controlled affiliate company investments	900	900	1,800	1,800
Total investment income	16,347	12,995	33,151	25,486

Operating expenses:
Interest and other debt financing expenses	5,790	3,776	11,304	7,698
Base management fees	2,163	2,269	4,363	4,612
Incentive fees	1,481	774	3,138	1,182
Professional fees	224	248	352	528
Administrative service fees	224	303	479	633
General and administrative expenses	334	287	489	506
Directors’ fees	40	39	75	74
Expenses before base management fee and incentive fee waivers	10,256	7,696	20,200	15,233
Base management fee waivers	—	—	—	(55)
Incentive fee waivers	—	(117)	—	(525)
Total operating expenses, net of base management fee and incentive fee waivers	10,256	7,579	20,200	14,653
Net investment income before income taxes	6,091	5,416	12,951	10,833
Income taxes, including excise taxes	167	402	400	421
Net investment income	5,924	5,014	12,551	10,412

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(39,790)	20	(39,084)	(83)
Extinguishment of debt	—	—	—	(1,039)
Foreign currency forward contracts	1,719	19	1,756	31
Foreign currency and other transactions	(128)	(28)	(131)	(37)
Net realized gain (loss)	(38,199)	11	(37,459)	(1,128)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	31,354	(9,375)	27,937	(11,232)
Non-controlled affiliate company investments	(509)	(910)	(1,534)	(1,299)
Controlled affiliate company investments	(1,218)	(3,159)	(964)	(4,074)
Foreign currency forward contracts	(1,687)	1,056	(1,507)	640
Foreign currency and other transactions	(1)	(1)	(1)	164
Net change in unrealized gain (loss)	27,939	(12,389)	23,931	(15,801)

Net gain (loss)	(10,260)	(12,378)	(13,528)	(16,929)

Net increase (decrease) in net assets resulting from operations	$(4,336)	$(7,364)	$(977)	$(6,517)

Per common share data:
Net investment income per share - basic and diluted	$0.27	$0.23	$0.58	$0.48
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.20)	$(0.34)	$(0.05)	$(0.30)
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666	21,666

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at March 31, 2022	21,666	$22	$298,687	$(53,808)	$244,901
Net investment income	—	—	—	5,014	5,014
Net realized gain (loss)	—	—	—	11	11
Net change in unrealized gain (loss)	—	—	—	(12,389)	(12,389)
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at June 30, 2022	21,666	$22	$298,687	$(66,588)	$232,121

Balances at March 31, 2023	21,666	$22	$298,700	$(75,761)	$222,961
Net investment income	—	—	—	5,924	5,924
Net realized gain (loss)	—	—	—	(38,199)	(38,199)
Net change in unrealized gain (loss)	—	—	—	27,939	27,939
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at June 30, 2023	21,666	$22	$298,700	$(85,514)	$213,208

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	10,412	10,412
Net realized gain (loss)	—	—	—	(1,128)	(1,128)
Net change in unrealized gain (loss)	—	—	—	(15,801)	(15,801)
Distributions to stockholders	—	—	—	(10,833)	(10,833)
Balances at June 30, 2022	21,666	$22	$298,687	$(66,588)	$232,121

Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019
Net investment income	—	—	—	12,551	12,551
Net realized gain (loss)	—	—	—	(37,459)	(37,459)
Net change in unrealized gain (loss)	—	—	—	23,931	23,931
Distributions to stockholders	—	—	—	(10,834)	(10,834)
Balances at June 30, 2023	21,666	$22	$298,700	$(85,514)	$213,208

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(977)	$(6,517)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	39,084	83
Net realized (gain) loss on extinguishment of debt	—	1,039
Net realized (gain) loss on foreign currency forward contracts	(1,756)	(31)
Net realized (gain) loss on foreign currency and other transactions	131	37
Net change in unrealized (gain) loss on investments	(25,439)	16,605
Net change in unrealized (gain) loss on foreign currency forward contracts	1,507	(640)
Net change in unrealized (gain) loss on foreign currency and other transactions	1	(164)
Payment-in-kind interest income	(4,763)	(3,218)
Net accretion of discounts and amortization of premiums	(658)	(645)
Purchases of investments	(39,551)	(42,827)
Proceeds from principal payments, sales of investments and settlement of forward contracts	58,774	55,687
Amortization of deferred financing costs	647	1,091
Changes in operating assets and liabilities:
Interest and dividend receivable	(1,159)	(2,826)
Other assets	(85)	(173)
Interest payable	49	(545)
Management fees payable	(58)	(185)
Incentive fees payable	101	222
Accounts payable and accrued expenses	(774)	(375)
Net cash provided by (used in) operating activities	25,074	16,618

Cash flows from financing activities:
Borrowings on revolving credit facility	57,100	97,100
Repayments of revolving credit facility	(64,300)	(57,999)
Repayment of SBA debentures	—	(56,900)
Payments of deferred financing costs	(57)	(79)
Stockholder distributions paid, net of stock issued under the dividend reinvestment plan of $0 and $0, respectively	(10,834)	(10,833)
Net cash provided by (used in) financing activities	(18,091)	(28,711)

Net increase (decrease) in Cash and Restricted cash	6,983	(12,093)
Effect of foreign currency exchange rates	(132)	(19)
Cash and Restricted cash, beginning of period	5,450	18,081
Cash and Restricted cash, end of period	$12,301	$5,969

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$10,536	$7,080
Cash paid for income taxes, including excise taxes during the period	$390	$578

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(unaudited)

(in thousands)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2023	December 31, 2022
Cash	$12,301	$5,450
Restricted cash	—	—
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$12,301	$5,450

	June 30, 2022	December 31, 2021
Cash	$5,969	$2,622
Restricted cash	—	15,459
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$5,969	$18,081

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

\\\\\\
			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L	6.00%	11.19%	4/1/2021	4/1/2027	3,430	$3,384	$3,060	1.4%
Born To Run, LLC	L	6.00%	11.19%	4/1/2021	4/1/2027	467	467	417	0.2%
Hastings Manufacturing Company	SF	7.60%	12.70%	4/24/2018	12/31/2024	1,914	1,914	1,933	0.9%
Hastings Manufacturing Company	SF	7.60%	12.70%	3/29/2023	12/31/2024	678	678	685	0.3%
Hastings Manufacturing Company (Revolver) (*)	SF	7.60%	12.70%	3/29/2023	12/31/2024	691	—	—	0.0%
Lifted Trucks Holdings, LLC	L	5.75%	10.93%	8/2/2021	8/2/2027	6,895	6,794	6,812	3.2%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	10.93%	8/2/2021	8/2/2027	1,667	222	220	0.1%
Panda Acquisition, LLC	SF	6.35%	11.59%	12/20/2022	10/18/2028	4,444	3,690	3,722	1.8%
						20,186	17,149	16,849	7.9%
Banking
MV Receivables II, LLC (#)	L	9.75%	14.92%	7/29/2021	7/29/2026	8,130	7,767	9,930	4.7%
StarCompliance MidCo, LLC	SF	6.85%	12.09%	1/12/2021	1/12/2027	2,000	1,975	1,978	0.9%
StarCompliance MidCo, LLC	SF	6.85%	12.09%	10/12/2021	1/12/2027	335	331	332	0.2%
StarCompliance MidCo, LLC	SF	6.85%	11.95%	5/31/2023	1/12/2027	256	250	254	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.85%	11.95%	1/12/2021	1/12/2027	322	94	92	0.0%
						11,043	10,417	12,586	5.9%
Beverage, Food & Tobacco
LVF Holdings, Inc.	SF	6.40%	11.64%	6/10/2021	6/10/2027	1,474	1,453	1,433	0.7%
LVF Holdings, Inc.	SF	6.40%	11.64%	6/10/2021	6/10/2027	1,410	1,410	1,372	0.6%
LVF Holdings, Inc. (Revolver) (*)	SF	6.40%	11.64%	6/10/2021	6/10/2027	238	138	134	0.1%
LX/JT Intermediate Holdings, Inc.	SF	6.00%	11.20%	3/11/2020	3/11/2025	5,418	5,376	5,380	2.5%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	11.20%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,373	8,377	8,319	3.9%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	7.00%	12.22%	9/9/2022	12/17/2026	3,925	3,826	3,856	1.8%
CGI Automated Manufacturing, LLC	SF	7.00%	12.22%	9/30/2022	12/17/2026	1,126	1,102	1,107	0.5%
MCP Shaw Acquisitionco, LLC	SF	6.26%	11.50%	2/28/2020	11/28/2025	9,624	9,539	9,648	4.5%
MCP Shaw Acquisitionco, LLC	SF	6.26%	11.36%	12/29/2021	11/28/2025	2,943	2,905	2,950	1.4%
MCP Shaw Acquisitionco, LLC	SF	6.26%	11.50%	12/29/2021	11/28/2025	968	968	970	0.5%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.26%	11.50%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,370	18,340	18,531	8.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			12.22	% Cash/
Valudor Products LLC	SF	7.50%	1.50	% PIK	6/18/2018	9/15/2023	1,622	$1,622	$1,924	0.9%
			1.00	% Cash/
Valudor Products LLC (a)	SF	7.50%	12.72	% PIK	6/18/2018	9/15/2023	277	277	271	0.1%
Valudor Products LLC	SF	7.61%	12.72%		12/22/2021	9/15/2023	502	502	1,478	0.7%
Valudor Products LLC (Revolver) (*)	SF	9.50%	15.72%		6/18/2018	9/15/2023	1,095	—	—	0.0%
							3,496	2,401	3,673	1.7%
Construction & Building
MEI Buyer LLC	SF	6.50%	11.60%		6/30/2023	6/29/2029	2,000	1,940	1,940	0.9%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.60%		6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.60%		6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC	SF	5.50%	10.72%		4/19/2021	4/17/2026	2,009	1,988	2,009	0.9%
TCFIII OWL Buyer LLC	SF	5.50%	10.72%		4/19/2021	4/17/2026	2,453	2,453	2,453	1.2%
TCFIII OWL Buyer LLC	SF	5.50%	10.72%		12/17/2021	4/17/2026	2,202	2,174	2,202	1.0%
							9,391	8,555	8,604	4.0%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.75%	10.94%		8/3/2021	8/3/2026	5,527	5,456	5,437	2.5%
Independence Buyer, Inc. (Revolver) (*)	SF	5.75%	10.94%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L	6.75%	11.92%		8/4/2021	8/4/2026	3,317	3,273	3,134	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	11.93%		8/4/2021	8/4/2026	473	189	179	0.1%
							10,740	8,918	8,750	4.1%
Consumer Goods: Non-Durable
			12.14	% Cash/
The Kyjen Company, LLC	SF	7.75%	1.00	% PIK	5/14/2021	4/3/2026	988	982	976	0.5%
The Kyjen Company, LLC	SF	7.50%	12.65	% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
			12.14	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	SF	7.26%	12.50%		12/18/2020	12/18/2026	2,433	2,430	2,414	1.1%
							3,527	3,413	3,391	1.6%
Environmental Industries
Quest Resource Management Group, LLC	SF	7.11%	12.27%		10/19/2020	10/20/2025	888	829	877	0.4%
Quest Resource Management Group, LLC	SF	7.11%	12.27%		10/19/2020	10/20/2025	976	976	963	0.4%
Quest Resource Management Group, LLC	SF	7.11%	12.27%		12/7/2021	10/20/2025	3,469	3,425	3,410	1.6%
Quest Resource Management Group, LLC	SF	7.11%	12.27%		12/7/2021	10/20/2025	350	350	344	0.2%
							5,683	5,580	5,594	2.6%
FIRE: Finance
Avalara, Inc.	SF	7.25%	12.49%		10/19/2022	10/19/2028	4,000	3,910	4,000	1.9%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.49%		10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.78%		8/19/2022	8/18/2028	2,535	2,491	2,535	1.2%
GC Champion Acquisition LLC	SF	6.75%	11.78%		8/19/2022	8/18/2028	704	704	704	0.3%
J2 BWA Funding LLC (Revolver) (*) (#)	n/a	n/a	10.00%		12/24/2020	12/24/2026	2,750	1,498	1,482	0.7%
Liftforward SPV II, LLC (#)	SF	10.75%	15.97	% PIK	11/10/2016	9/29/2023	432	432	383	0.2%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	3,372	3,372	3,354	1.6%
W3 Monroe RE Debt LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	10.00	% PIK	3/31/2023	2/4/2028	67	21	21	0.0%
YS WH4 LLC (Revolver) (*) (#)	SF	7.10%	12.25%		7/20/2022	11/20/2025	5,250	—	—	0.0%
							19,510	12,428	12,479	5.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.42%		5/3/2022	4/30/2025		2,784	$2,748	$2,798	1.3%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.42%		5/3/2022	4/30/2025		285	285	286	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	13.33%		5/3/2022	4/30/2025		1,395	453	453	0.2%
								4,464	3,486	3,537	1.7%
Healthcare & Pharmaceuticals
Brickell Bay Acquisition Corp.	L	6.50%	11.68%		2/12/2021	2/12/2026		1,870	1,844	1,868	0.9%
Caravel Autism Health, LLC	SF	6.01%	10.90%		6/30/2021	6/30/2027		5,037	4,966	4,808	2.3%
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	6.01%	10.90%		6/30/2021	6/30/2027		3,749	1,399	1,335	0.6%
Caravel Autism Health, LLC (Revolver) (*)	SF	6.01%	10.90%		6/30/2021	6/30/2027		1,269	494	471	0.2%
Dorado Acquisition, Inc.	SF	6.60%	11.76%		6/30/2021	6/30/2026		4,913	4,848	4,819	2.3%
Dorado Acquisition, Inc.	SF	6.65%	11.54%		11/27/2022	6/30/2026		4,071	3,985	3,994	1.9%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.76%		6/30/2021	6/30/2026		596	—	—	0.0%
			8.84	% Cash/
INH Buyer, Inc.	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028		2,987	2,965	2,898	1.4%
KL Moon Acquisition, LLC	SF	6.75%	11.79%		2/1/2023	2/1/2029		5,000	4,860	5,000	2.3%
KL Moon Acquisition, LLC (Delayed Draw) (*) (**)	SF	6.75%	11.80%		2/1/2023	2/1/2029		1,702	—	—	0.0%
KL Moon Acquisition, LLC (Revolver) (*)	SF	6.75%	11.80%		2/1/2023	2/1/2029		813	244	244	0.1%
NationsBenefits, LLC	SF	7.00%	12.26%		8/20/2021	8/26/2027		3,940	3,887	3,979	1.9%
NationsBenefits, LLC	SF	7.00%	12.26%		8/26/2022	8/26/2027		4,695	4,695	4,742	2.2%
NationsBenefits, LLC	SF	7.00%	12.18%		8/26/2022	8/26/2027		5,084	5,084	5,135	2.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	12.26%		8/20/2021	8/26/2027		2,222	889	889	0.4%
NQ PE Project Colosseum Midco Inc.	SF	5.65%	10.89%		10/4/2022	10/4/2028		3,483	3,420	3,515	1.6%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	10.89%		10/4/2022	10/4/2028		778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	10.89%		10/4/2022	10/4/2028		438	—	—	0.0%
Rockdale Blackhawk, LLC (c)	n/a	n/a	n/a		3/31/2015	n/a	(d)	—	—	557	0.3%
Seran BioScience, LLC	SF	6.75%	11.79%		12/31/2020	7/8/2027		2,444	2,418	2,425	1.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.75%	11.98%		7/8/2022	7/8/2027		2,767	1,990	1,975	0.9%
Seran BioScience, LLC (Revolver) (*)	SF	6.75%	11.79%		12/31/2020	7/8/2027		444	—	—	0.0%
TigerConnect, Inc.	SF	6.75%	11.79%		2/16/2022	2/16/2028		3,000	2,952	2,936	1.4%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.79%		2/16/2022	2/16/2028		225	83	81	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	6.75%	11.79%		2/16/2022	2/16/2028		429	—	—	0.0%
Whistler Parent Holdings III, Inc.	SF	6.75%	11.95%		6/3/2022	6/2/2028		4,500	4,420	4,437	2.1%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.95%		6/3/2022	6/2/2028		1,406	56	55	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	6.75%	11.95%		6/3/2022	6/2/2028		563	563	555	0.3%
								68,425	56,062	56,718	26.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
			14.50	% Cash/
Amelia Holding II, LLC	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	2,011	$1,956	$2,003	1.0%
			14.50	% Cash/
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
			14.50	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
			8.95	% Cash/
Arcstor Midco, LLC	SF	7.60%	3.75	% PIK (***)	3/16/2021	3/16/2027	4,571	4,481	3,434	1.6%
Drawbridge Partners, LLC	SF	7.00%	12.24%		9/1/2022	9/1/2028	3,000	2,947	2,973	1.4%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.24%		9/1/2022	9/1/2028	330	290	288	0.1%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	12.24%		9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.	L	6.50%	11.69	% PIK	8/15/2022	10/27/2028	2,108	2,073	2,112	1.0%
Mindbody, Inc.	L	7.00%	12.19%		2/15/2019	2/14/2025	6,536	6,497	6,533	3.1%
Mindbody, Inc.	L	7.00%	12.19%		9/22/2021	2/14/2025	674	674	673	0.3%
Mindbody, Inc. (Revolver) (*)	L	7.00%	12.19%		2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.	SF	6.50%	11.65%		12/28/2018	12/28/2026	9,500	9,479	9,462	4.4%
Planful, Inc.	SF	6.50%	11.65%		9/12/2022	12/28/2026	530	521	528	0.3%
Planful, Inc.	SF	6.50%	11.65%		1/11/2021	12/28/2026	1,325	1,325	1,320	0.6%
Planful, Inc.	SF	6.50%	11.65%		2/11/2022	12/28/2026	884	884	880	0.4%
Planful, Inc.	SF	6.76%	11.68%		4/5/2023	12/28/2026	707	687	704	0.3%
Planful, Inc. (Revolver)	SF	6.50%	11.65%		12/28/2018	12/28/2026	442	442	440	0.2%
Sparq Holdings, Inc.	SF	6.25%	11.52%		6/16/2023	6/15/2029	1,000	970	970	0.5%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.52%		6/16/2023	6/15/2029	222	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.52%		6/16/2023	6/15/2029	205	—	—	0.0%
							36,034	33,226	32,320	15.2%

Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	7.25%	12.54%		6/21/2023	6/21/2028	1,000	965	965	0.4%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.25%	12.54%		6/21/2023	6/21/2028	500	—	—	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.25%	12.54%		6/21/2023	6/21/2028	103	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.46%		10/30/2020	10/30/2025	2,438	2,412	2,379	1.1%
North Haven USHC Acquisition, Inc.	SF	6.25%	11.44%		7/29/2022	10/30/2025	2,579	2,550	2,505	1.2%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.46%		3/12/2021	10/30/2025	706	706	689	0.3%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.69%		9/3/2021	10/30/2025	1,427	1,427	1,392	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.69%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.67%		10/30/2020	10/30/2025	416	312	305	0.1%
Relevate Health Group, LLC	SF	6.00%	11.26%		11/20/2020	11/20/2025	1,466	1,451	1,449	0.7%
Relevate Health Group, LLC	SF	6.00%	11.26%		11/20/2020	11/20/2025	656	656	648	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	6.00%	11.26%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF	6.36%	11.52%		12/22/2021	12/22/2026	1,086	1,073	1,052	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.52%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.00%	11.22%		1/28/2020	1/28/2025	4,561	4,521	4,561	2.1%
XanEdu Publishing, Inc.	SF	6.00%	11.22%		8/31/2022	1/28/2025	1,812	1,782	1,815	0.9%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.00%	11.22%		1/28/2020	1/28/2025	742	—	—	0.0%
							20,986	17,855	17,760	8.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			5.25	% Cash/
Vice Group Holding Inc.	SF	12.00%	12.00	% PIK	5/17/2023	11/17/2023	88	$88	$88	0.0%
			5.25	% Cash/
Vice Group Holding Inc.	SF	12.00%	12.00	% PIK	5/30/2023	11/17/2023	400	400	400	0.2%
							488	488	488	0.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.61%	11.72%		1/4/2019	7/3/2025	1,910	1,906	1,891	0.9%
Attom Intermediate Holdco, LLC	SF	6.61%	11.72%		6/25/2020	7/3/2025	466	464	461	0.2%
Attom Intermediate Holdco, LLC	SF	6.61%	11.72%		7/1/2021	7/3/2025	274	271	272	0.1%
Attom Intermediate Holdco, LLC	SF	6.61%	11.72%		8/4/2022	7/3/2025	792	786	784	0.4%
Attom Intermediate Holdco, LLC	SF	6.61%	11.72%		12/22/2022	7/3/2025	400	390	396	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.61%	11.72%		1/4/2019	7/3/2025	320	120	119	0.1%
Bonterra, LLC	L	6.25%	11.79%		9/8/2021	9/8/2027	13,421	13,282	13,153	6.2%
Bonterra, LLC (Delayed Draw) (*) (**)	L	6.25%	11.79%		9/8/2021	9/8/2027	1,680	—	—	0.0%
Bonterra, LLC (Revolver) (*)	L	6.25%	11.79%		9/8/2021	9/8/2027	1,069	1,051	1,030	0.5%
Chess.com, LLC	SF	6.60%	12.14%		12/31/2021	12/31/2027	5,925	5,833	5,851	2.7%
Chess.com, LLC (Revolver) (*)	SF	6.50%	12.04%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	12.51%		2/28/2019	2/28/2025	4,000	3,989	4,000	1.9%
Crownpeak Technology, Inc.	SF	7.25%	12.37%		9/27/2022	2/28/2025	1,273	1,255	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	12.51%		2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	12.51%		9/27/2022	2/28/2025	3,333	3,333	3,333	1.5%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	12.51%		2/28/2019	2/28/2025	500	—	—	0.0%
Sports Operating Holdings II, LLC	SF	5.85%	10.95%		11/3/2022	11/3/2027	2,978	2,912	2,992	1.4%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.95%		11/3/2022	11/3/2027	2,399	242	244	0.1%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.05%		11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.	SF	7.10%	11.99%		1/12/2023	1/12/2028	4,000	3,890	4,016	1.9%
V10 Entertainment, Inc. (Revolver) (*)	SF	7.10%	11.99%		1/12/2023	1/12/2028	458	—	—	0.0%
							46,429	39,784	39,875	18.7%
Retail
			6.11	% Cash/
BLST Operating Company, LLC	L	13.61%	12.61	% PIK	8/28/2020	8/28/2025	618	381	581	0.3%
							618	381	581	0.3%
Services: Business
			8.49	% Cash/
Aras Corporation	L	6.50%	3.25	% PIK	4/13/2021	4/13/2027	2,196	2,173	2,202	1.0%
Aras Corporation (Revolver) (*)	L	6.50%	11.74%		4/13/2021	4/13/2027	150	100	100	0.0%
Burroughs, Inc.	SF	6.60%	11.76%		12/22/2017	12/22/2024	5,051	5,051	5,051	2.4%
Burroughs, Inc. (Revolver) (*)	SF	6.60%	11.75%		12/22/2017	12/22/2024	1,215	795	795	0.4%
HS4 Acquisitionco, Inc.	SF	6.85%	11.95%		7/9/2019	7/9/2025	9,849	9,771	9,800	4.6%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	11.95%		7/9/2019	7/9/2025	817	560	557	0.3%
iCIMS, Inc.	SF	7.25%	12.38%		10/24/2022	8/18/2028	2,500	2,461	2,500	1.2%
Kingsley Gate Partners, LLC	SF	6.15%	11.04%		12/9/2022	12/11/2028	599	588	596	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.15%	11.11%		12/9/2022	12/11/2028	720	192	191	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.15%	11.11%		12/9/2022	12/11/2028	600	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.15%	11.11%		12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	7.10%	12.26%		12/8/2022	12/8/2027	2,494	2,426	2,463	1.2%
Prototek LLC (Delayed Draw) (*) (**)	SF	7.10%	12.26%		12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	7.10%	12.26%		12/8/2022	12/8/2027	576	—	—	0.0%
Relativity ODA LLC	SF	6.60%	11.70	% PIK	5/12/2021	5/12/2027	2,107	2,073	2,107	1.0%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.70	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.20%		2/15/2019	9/30/2026	3,361	3,348	3,361	1.6%
Security Services Acquisition Sub Corp.	SF	6.10%	11.20%		2/15/2019	9/30/2026	2,418	2,418	2,418	1.1%
Security Services Acquisition Sub Corp.	SF	6.10%	11.20%		9/30/2021	9/30/2026	7,860	7,811	7,860	3.7%
Security Services Acquisition Sub Corp.	SF	6.10%	11.20%		2/15/2019	9/30/2026	2,124	2,124	2,124	1.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.20%		2/15/2019	9/30/2026	1,527	1,527	1,527	0.7%
Vhagar Purchaser, LLC	SF	7.00%	12.24%		6/9/2023	6/8/2029	3,000	2,911	2,910	1.4%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.24%		6/9/2023	6/8/2029	667	—	—	0.0%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.24%		6/9/2023	6/8/2029	333	—	—	0.0%
VPS Holdings, LLC	SF	7.11%	12.22%		10/5/2018	10/4/2024	2,659	2,645	2,661	1.1%
VPS Holdings, LLC	SF	7.11%	12.22%		10/5/2018	10/4/2024	2,182	2,182	2,184	1.0%
VPS Holdings, LLC (Revolver) (*)	SF	7.11%	12.22%		10/5/2018	10/4/2024	1,003	703	703	0.3%
							57,196	51,859	52,110	24.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.50%	11.65%		7/14/2022	7/14/2028	8,119	$8,079	$8,119	3.8%
Express Wash Acquisition Company, LLC	SF	6.50%	11.65%		7/14/2022	7/14/2028	1,521	1,521	1,521	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	11.65%		7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC	SF	6.50%	11.65%		2/28/2022	2/26/2027	1,584	1,559	1,577	0.8%
Kar Wash Holdings, LLC	SF	6.50%	11.65%		2/28/2022	2/26/2027	1,134	1,134	1,129	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.50%	11.65%		8/3/2022	2/26/2027	2,658	1,781	1,774	0.8%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.50%	11.65%		2/28/2022	2/26/2027	572	457	455	0.2%
Mammoth Holdings, LLC	SF	6.50%	11.65%		1/25/2023	10/16/2024	13,805	13,799	13,784	6.5%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.50%	11.65%		10/16/2018	10/16/2024	657	—	—	0.0%
							30,429	28,539	28,568	13.4%
Telecommunications
American Broadband and Telecommunications Company LLC			18.25	% Cash/
(Delayed Draw) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,533	1,396	1,437	0.7%
American Broadband and Telecommunications Company LLC			18.25	% Cash/
(Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	500	122	122	0.1%
Calabrio, Inc.	SF	7.13%	12.23%		4/16/2021	4/16/2027	3,400	3,341	3,383	1.6%
Calabrio, Inc. (Revolver) (*)	SF	7.00%	12.15%		4/16/2021	4/16/2027	409	234	233	0.1%
							5,842	5,093	5,175	2.5%
Wholesale
			12.74	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	12/15/2017	3/29/2024	6,566	6,566	5,965	2.8%
			12.74	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	9/22/2020	3/29/2024	1,700	1,700	1,545	0.7%
			12.74	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	2/16/2021	3/29/2024	3,092	3,092	2,809	1.3%
			12.74	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	8/28/2019	3/29/2024	1,852	1,852	1,683	0.8%
			12.74	% Cash/
Nearly Natural, Inc. (Revolver)	SF	11.50%	4.00	% PIK	12/15/2017	3/29/2024	2,582	2,582	2,345	1.1%
							15,792	15,792	14,347	6.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							400,022	348,143	350,255	164.3%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	SF	7.61%	12.77%		9/8/2021	9/8/2026	7,542	7,440	7,447	3.5%
							7,542	7,440	7,447	3.5%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Business
ASG II, LLC	SF	6.40%	11.45%		5/25/2022	5/25/2028		1,900	$1,867	$1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.45%		5/25/2022	5/25/2028		285	111	111	0.0%
Onit, Inc.	SF	7.50%	12.84%		12/20/2021	5/2/2025		1,680	1,663	1,678	0.8%
								3,865	3,641	3,689	1.7%
Telecommunications
VB E1, LLC	L	7.65%	13.19%		11/18/2020	11/18/2026		2,250	2,250	2,264	1.1%
								2,250	2,250	2,264	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								13,657	13,331	13,400	6.3%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.25%	14.75%		3/25/2022	3/24/2026		5,250	5,210	5,256	2.5%
MoneyLion, Inc. (#)	P	5.75%	14.00%		8/27/2021	10/16/2023		1,125	1,118	1,126	0.5%
								6,375	6,328	6,382	3.0%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		813	805	813	0.4%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00	% Cash/	7/2/2021	7/2/2026		6,763	6,762	6,755	3.2%
			4.00	% PIK
Witkoff/Monroe 700 JV LLC			8.00	% Cash/
(Delayed Draw) (*) (**) (#)	n/a	n/a	4.00	% PIK	5/16/2023	7/2/2026		1,178	308	308	0.1%
								8,754	7,875	7,876	3.7%
Media: Broadcasting & Subscription
Vice Group Holding Inc.	n/a	n/a	n/a	(##)	5/2/2019	n/a	(d)	1,644	1,644	1,139	0.5%
Vice Group Holding Inc.	n/a	n/a	n/a	(##)	11/4/2019	n/a	(d)	316	316	219	0.1%
Vice Group Holding Inc.	n/a	n/a	n/a	(##)	5/2/2019	n/a	(d)	517	517	358	0.2%
Vice Group Holding Inc.	n/a	n/a	n/a	(##)	5/2/2019	n/a	(d)	196	196	136	0.1%
Vice Group Holding Inc.	n/a	n/a	n/a	(##)	1/27/2023	n/a	(d)	494	494	342	0.1%
								3,167	3,167	2,194	1.0%
Retail
Forman Mills, Inc.	n/a	3.90%	3.90	% PIK (***)	4/27/2023	6/20/2028		1,308	1,308	966	0.4%
								1,308	1,308	966	0.4%
Services: Consumer
			11.04	% Cash/
Education Corporation of America	L	11.00%	5.50	% PIK (***)	9/3/2015	n/a	(d)	833	831	2,039	1.0%
								833	831	2,039	1.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								20,437	19,509	19,457	9.1%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	—	(##)	4/1/2021	—		—	269	55	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	—	(##)	8/2/2021	—		—	111	92	0.0%
									380	147	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	—	(##)	7/29/2021	—	—	$600	$—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	—	(##)	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	—	(##)	2/28/2020	—	—	119	388	0.2%
								119	388	0.2%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00	% PIK	6/18/2018	—	—	501	521	0.3%
								501	521	0.3%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	—	(##)	8/3/2021	—	—	81	79	0.0%
								81	79	0.0%
Construction & Building
MEI Buyer LLC (155 shares of common stock)	—	—	—	(##)	6/30/2023	—	—	155	155	0.1%
								155	155	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	10/19/2020	3/19/2028	—	67	211	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	10/19/2021	3/19/2028	—	—	148	0.1%
								67	359	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	—	(##)	12/24/2020	—	—	—	21	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	58	256	0.2%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	9	40	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	9	40	0.0%
								77	363	0.2%
FIRE: Real Estate
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	2	1,664	0.8%
								2	1,664	0.8%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	—	(##)	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	—	(##)	6/30/2021	—	—	—	305	0.1%
KL Moon Acquisition, LLC (0.1% of the equity)	—	—	—	(##)	1/31/2023	—	—	491	544	0.3%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	781	711	0.3%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	—	(##)	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	—	(##)	10/4/2022	—	—	327	364	0.2%
Seran BioScience, LLC (33,333 common units) (####)	—	—	—	(##)	12/31/2020	—	—	334	733	0.3%
								2,293	2,866	1.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(##)	12/21/2022	12/21/2032	—	$—	$27	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	—	(##)	9/1/2022	—	—	130	123	0.1%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00	% PIK	12/28/2018	—	—	473	805	0.4%
Planful, Inc. (35,791 Class B Units)	—	—	—	(##)	5/3/2023	—	—	—	—	0.0%
Recorded Future, Inc. (80,486 Class A units) (e)	—	—	—	(##)	7/3/2019	—	—	81	269	0.1%
Sparq Holdings, Inc. (300,000 shares of common stock)	—	—	—	(##)	6/15/2023	—	—	300	300	0.1%
								984	1,524	0.7%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	—	(##)	12/31/2020	—	—	111	72	0.0%
								111	72	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (f)	—	—	—	(##)	12/22/2016	—	—	114	248	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (b)	—	—	—	(##)	9/18/2015	9/18/2025	—	—	2,213	1.1%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	40	36	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	—	(##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	—	(##)	12/22/2021	—	—	81	54	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	49	215	0.1%
								284	2,766	1.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	—	(##)	1/4/2019	—	—	297	448	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	—	(##)	12/31/2021	—	—	87	49	0.0%
V10 Entertainment, Inc. (392,157 shares of common units) (g)	—	—	—	(##)	1/12/2023	—	—	203	194	0.1%
								587	691	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	—	(##)	8/28/2020	—	—	712	420	0.2%
								712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	—	(##)	11/1/2017	—	—	395	1,149	0.5%
								395	1,149	0.5%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00	% PIK (***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	125	107	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (h)	—	—	—	(##)	1/4/2021	—	—	249	293	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	—	(##)	2/28/2022	—	—	103	75	0.0%
Kar Wash Holdings, LLC - Series A preferred units (8,619 shares)	—	—	—	(##)	6/27/2023	—	—	11	11	0.0%
								7,980	486	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	6/10/2022	6/10/2032	—	42	54	0.0%
								42	54	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	—	(##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	—	(##)	8/27/2021	—	—	61	—	0.0%
								214	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								15,947	13,704	6.4%
Total Non-Controlled/Non-Affiliate Company Investments								$396,930	$396,816	186.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	L	5.61%	10.72%		9/9/2020	6/28/2024		477	$80	$80	0.0%
								477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	8.11%	13.22	% PIK	7/22/2014	12/31/2026		12,001	12,002	8,781	4.1%
American Community Homes, Inc.	SF	12.61%	17.77	% PIK	7/22/2014	12/31/2026		5,837	5,837	4,271	2.0%
American Community Homes, Inc.	SF	8.11%	13.22	% PIK	5/24/2017	12/31/2026		727	727	532	0.3%
American Community Homes, Inc.	SF	8.11%	13.22	% PIK	8/10/2018	12/31/2026		2,675	2,675	1,957	0.9%
American Community Homes, Inc.	SF	8.11%	13.22	% PIK	3/29/2019	12/31/2026		4,952	4,952	3,623	1.7%
American Community Homes, Inc.	SF	8.11%	13.22	% PIK	9/30/2019	12/31/2026		23	23	17	0.0%
American Community Homes, Inc.	SF	8.11%	13.22	% PIK	12/30/2019	12/31/2026		114	114	83	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	8.11%	13.22	% PIK	3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (#) (i)	L	12.50%	17.67	% PIK	10/20/2017	n/a	(d)	13,242	13,242	16,691	7.8%
HFZ Capital Group LLC (#) (i)	L	12.50%	17.67	% PIK	10/20/2017	n/a	(d)	4,758	4,758	5,997	2.8%
MC Asset Management (Corporate), LLC (#) (i)	L	15.00%	20.18	% PIK	1/26/2021	1/26/2024		9,260	9,260	9,260	4.4%
MC Asset Management (Corporate), LLC (#) (i)	SF	15.00%	20.18	% PIK	4/26/2021	1/26/2024		2,762	2,762	2,762	1.3%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	L	7.00%	12.17%		8/11/2021	8/9/2024		4,875	4,785	4,761	2.3%
								63,726	61,137	58,735	27.6%
High Tech Industries
			8.50	% Cash/
Mnine Holdings, Inc.	SF	8.26%	5.00	% PIK	11/2/2018	12/30/2024		5,859	5,854	5,859	2.8%
			8.50	% Cash/
Mnine Holdings, Inc. (Revolver) (*)	SF	8.26%	5.00	% PIK	8/9/2022	12/30/2024		533	518	518	0.2%
								6,392	6,372	6,377	3.0%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	16.94	% (***)	6/25/2019	n/a	(d)	1,356	1,312	426	0.3%
								1,356	1,312	426	0.3%
Total Non-Controlled Affiliate Senior Secured Loans								71,951	68,901	65,618	30.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	5,850	2.7%
								5,850	5,850	5,850	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans								5,850	5,850	5,850	2.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	—	(##)	9/9/2020	—	—	$1,631	$2,898	1.4%
								1,631	2,898	1.4%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	(##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (i)	—	—	—	(##)	6/11/2019	—	—	793	1,413	0.7%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	—	(##)	8/6/2021	—	—	3,900	3,900	1.8%
								4,693	5,313	2.5%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	2,032	1,926	0.9%
Familia Dental Group Holdings, LLC (1,194 Class A units) (####) (j)	—	—	—	(##)	4/8/2016	—	—	4,090	2,441	1.1%
								6,122	4,367	2.0%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	(##)	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	—	(##)	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,904	12,578	5.9%
Total Non-Controlled Affiliate Company Investments								$88,655	$84,046	39.4%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—		10/31/2017	—	—	$42,650	$34,545	16.2%
Total Controlled Affiliate Equity Securities								42,650	34,545	16.2%
Total Controlled Affiliate Company Investments								$42,650	$34,545	16.2%

TOTAL INVESTMENTS								$528,235	$515,407	241.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

There were no foreign currency forward contracts held as of June 30, 2023.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands, except for shares and units)

(∧) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(∧∧) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at June 30, 2023. Certain investments are subject to an interest rate floor or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(∧∧∧) Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2023 represented 241.7% of the Company’s net assets or 94.4% of the Company’s total assets, are subject to legal restrictions on sales.

(∧∧∧∧) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(∧∧∧∧∧) Percentages are based on net assets of $213,208 as of June 30, 2023.

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

(#) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets totaled 22.5% of the Company’s total assets.

(##) Represents a non-income producing security.

(###) Ownership of certain equity investments may occur through a holding company or partnership.

(####) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

(*) All or a portion of this commitment was unfunded at June 30, 2023. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(***) This position was on non-accrual status as of June 30, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

(a) This investment represents a note convertible to preferred shares of the borrower.

(b) This is an international company.

(c) During 2020, an arbitrator issued a final award in favor of the estate of Rockdale Blackhawk, LLC (the “Estate”) in the legal proceeding between the Estate and a national insurance carrier. The Company’s share of the net proceeds from the award exceeded the contractual obligations due to the Company as a result of the Company’s right to receive excess proceeds pursuant to the terms of a sharing agreement between the lenders and the Estate. This investment is a non-income producing security.

(d) This is a demand note with no stated maturity.

(e) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.

(f) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(g) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.

(h) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.

(i) The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.

(j) As of June 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $122.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			10.39	% Cash/
Valudor Products LLC	L	7.50%	1.50	% PIK	6/18/2018	6/19/2023	1,609	$1,606	$1,958	0.9%
Valudor Products LLC (a)	L	7.50%	11.89	% PIK	6/18/2018	6/19/2023	260	260	312	0.1%
Valudor Products LLC	L	7.50%	11.89%		12/22/2021	6/19/2023	502	502	1,565	0.7%
Valudor Products LLC (Revolver) (*)	L	9.50%	13.89%		6/18/2018	6/19/2023	1,095	55	55	0.0%
							3,466	2,423	3,890	1.7%
Construction & Building
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		4/19/2021	4/17/2026	2,019	1,994	2,022	0.9%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		4/19/2021	4/17/2026	2,466	2,466	2,469	1.1%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%		12/17/2021	4/17/2026	2,213	2,182	2,215	1.0%
							6,698	6,642	6,706	3.0%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.50%	9.74%		8/3/2021	8/3/2026	5,940	5,849	5,866	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L	6.75%	10.87%		8/4/2021	8/4/2026	3,456	3,403	3,370	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%		8/4/2021	8/4/2026	473	—	—	0.0%
							11,292	9,252	9,236	4.1%
Consumer Goods: Non-Durable
			11.15	% Cash/
The Kyjen Company, LLC	SF	7.15%	0.50	% PIK	5/14/2021	4/3/2026	986	979	975	0.5%
The Kyjen Company, LLC	SF	7.00%	11.42	% PIK	9/13/2022	4/3/2026	—	—	—	0.0%
			10.92	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	0.50	% PIK	5/14/2021	4/3/2026	105	89	88	0.0%
Thrasio, LLC	L	7.00%	11.73%		12/18/2020	12/18/2026	2,445	2,440	2,445	1.1%
							3,536	3,508	3,508	1.6%
Environmental Industries
Quest Resource Management Group, LLC	L	6.50%	10.62%		10/19/2020	10/20/2025	972	908	972	0.4%
Quest Resource Management Group, LLC	L	6.50%	10.62%		10/19/2020	10/20/2025	1,068	1,068	1,067	0.5%
Quest Resource Management Group, LLC	L	6.50%	10.62%		12/7/2021	10/20/2025	3,796	3,738	3,781	1.7%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%		12/7/2021	10/20/2025	1,772	383	381	0.2%
							7,608	6,097	6,201	2.8%
FIRE: Finance
Avalara, Inc.	SF	7.25%	11.83%		10/19/2022	10/19/2028	4,000	3,902	3,900	1.7%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%		10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.15%		8/19/2022	8/18/2028	2,528	2,480	2,503	1.1%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%		8/19/2022	8/18/2028	704	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (*) (**)	n/a	n/a	9.00%		12/24/2020	12/24/2026	2,750	1,303	1,298	0.6%
Liftforward SPV II, LLC (#)	L	10.75%	15.14%		11/10/2016	3/31/2023	413	413	403	0.2%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	10.75%		6/29/2021	6/29/2026	3,084	3,400	3,084	1.4%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	11.50%		2/25/2021	2/25/2026	7,321	8,460	7,321	3.2%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	3,210	3,210	3,210	1.4%
YS WH4 LLC (Revolver) (*) (#)	SF	7.00%	11.44%		7/20/2022	11/20/2025	5,250	1,776	1,776	0.8%
							29,660	24,944	23,495	10.4%

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.50%	10.32%		7/14/2022	7/14/2028	8,160	$8,114	$8,119	3.6%
Express Wash Acquisition Company, LLC	SF	6.50%	10.43%		7/14/2022	7/14/2028	1,528	1,528	1,521	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	10.83%		7/14/2022	7/14/2028	379	209	208	0.1%
Kar Wash Holdings, LLC	SF	6.00%	9.82%		2/28/2022	2/26/2027	1,592	1,565	1,585	0.7%
Kar Wash Holdings, LLC	SF	6.00%	10.35%		2/28/2022	2/26/2027	1,140	1,140	1,135	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.77%		8/3/2022	2/26/2027	2,667	1,790	1,782	0.8%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.00%	10.77%		2/28/2022	2/26/2027	572	305	303	0.1%
Mammoth Holdings, LLC	SF	6.00%	9.82%		10/16/2018	10/16/2024	1,920	1,911	1,917	0.9%
Mammoth Holdings, LLC	SF	6.00%	9.82%		10/16/2018	10/16/2024	4,031	4,031	4,025	1.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%		3/12/2021	10/16/2024	6,291	6,291	6,282	2.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%		6/15/2021	10/16/2024	1,633	1,633	1,630	0.7%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.00%	9.82%		10/16/2018	10/16/2024	657	—	—	0.0%
							30,570	28,517	28,507	12.7%
Telecommunications
American Broadband and Telecommunications			17.50	% Cash/
Company LLC (Delayed Draw) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,689	1,521	1,539	0.7%
American Broadband and Telecommunications			17.50	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	500	121	118	0.0%
Calabrio, Inc.	L	7.00%	11.73%		4/16/2021	4/16/2027	3,400	3,334	3,379	1.5%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%		4/16/2021	4/16/2027	409	234	233	0.1%
							5,998	5,210	5,269	2.3%
Wholesale
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	6,628	6,628	5,931	2.6%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	9/22/2020	3/31/2024	1,714	1,714	1,534	0.7%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	2/16/2021	3/31/2024	3,115	3,115	2,787	1.2%
			12.32	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	8/28/2019	3/31/2024	1,868	1,868	1,672	0.8%
			12.32	% Cash/
Nearly Natural, Inc. (Revolver)	SF	11.50%	4.00	% PIK	12/15/2017	3/31/2024	2,505	2,505	2,241	1.0%
							15,830	15,830	14,165	6.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							425,065	366,067	365,806	162.6%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	L	6.50%	10.62%		9/8/2021	9/8/2026	7,580	7,461	7,436	3.3%
							7,580	7,461	7,436	3.3%

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2023, the Company received return of capital distributions from its equity investments of zero. For both the three and six months ended June 30, 2022, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of $290 and $290, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,214 and $4,701 as of June 30, 2023 and December 31, 2022, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2023 totaled $375 and $801, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2022 totaled $456 and $745, respectively. Upon prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	June 30,
	2023	2022
Interest income	$12,225	$9,026
PIK interest income	2,491	1,397
Dividend income (1)	1,057	1,048
Fee income	170	1,192
Prepayment gain (loss)	106	65
Accretion of discounts and amortization of premiums	298	267
Total investment income	$16,347	$12,995

	Six months ended
	June 30,
	2023	2022
Interest income	$24,749	$18,111
PIK interest income	4,763	3,218
Dividend income (2)	2,152	2,057
Fee income	480	1,192
Prepayment gain (loss)	349	263
Accretion of discounts and amortization of premiums	658	645
Total investment income	$33,151	$25,486
(1)	Includes PIK dividends of $114 and $118, respectively.
(2)	Includes PIK dividends of $242 and $226, respectively.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $6,865 and $2,835 at June 30, 2023 and December 31, 2022, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and December 31, 2022, the Company had unamortized deferred financing costs of $3,896 and $4,486 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and six months ended June 30, 2023 was $326 and $647, respectively. Amortization of deferred financing costs for the three and six months ended June 30, 2022 was $490 and $1,091, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of both June 30, 2023 and December 31, 2022, other assets on the consolidated statements of assets and liabilities included $184 of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of June 30, 2023, the Company held no investments denominated in a foreign currency. As of December 31, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and six months ended June 30, 2023, the Company recorded a net expense (benefit) on the consolidated statements of operations of $95 and $250, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2022, the Company recorded a net expense (benefit) on the consolidated statements of operations of $100 and $119, respectively, for U.S. federal excise tax. As of June 30, 2023 and December 31, 2022, the Company had payables for excise taxes of $11 and $1, respectively, which were included in other assets and accounts payable and accrued expenses, respectively, on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, the Company recorded a net tax expense of $72 and $150 on the consolidated statements of operations for these subsidiaries. For both the three and six months ended June 30, 2022, the Company recorded a net tax expense of $302 on the consolidated statements of operations for these subsidiaries. As of both June 30, 2023 and December 31, 2022, the Company did not have any payables for corporate-level income taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2023. The 2019 through 2022 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2023.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$417,044	78.9%	$436,066	75.3%
Unitranche secured loans	13,331	2.5	45,352	7.8
Junior secured loans	25,359	4.8	21,141	3.6
LLC equity interest in SLF	42,650	8.1	42,650	7.4
Equity securities	29,851	5.7	34,098	5.9
Total	$528,235	100.0%	$579,307	100.0%

	June 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$415,873	80.7%	$434,023	80.2%
Unitranche secured loans	13,400	2.6	20,633	3.8
Junior secured loans	25,307	4.9	22,193	4.1
LLC equity interest in SLF	34,545	6.7	35,509	6.6
Equity securities	26,282	5.1	28,682	5.3
Total	$515,407	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2023		December 31, 2022
Amortized Cost:
International	$—	—%	$11,860	2.1%
Midwest	162,304	30.7	157,558	27.2
Northeast	102,811	19.5	100,961	17.4
Southeast	155,456	29.4	158,548	27.4
Southwest	24,612	4.7	27,348	4.7
West	83,052	15.7	123,032	21.2
Total	$528,235	100.0%	$579,307	100.0%

	June 30, 2023		December 31, 2022
Fair Value:
International	$—	—%	$10,405	1.9%
Midwest	144,348	28.0	143,691	26.6
Northeast	105,945	20.6	104,157	19.2
Southeast	152,569	29.6	155,624	28.8
Southwest	25,486	4.9	28,287	5.2
West	87,059	16.9	98,876	18.3
Total	$515,407	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$7,440	1.4%	$7,461	1.3%
Automotive	17,529	3.3	16,775	2.9
Banking	17,708	3.4	17,790	3.1
Beverage, Food & Tobacco	10,088	1.9	15,625	2.7
Capital Equipment	18,459	3.5	18,615	3.2
Chemicals, Plastics & Rubber	2,902	0.6	2,924	0.5
Construction & Building	8,710	1.6	6,642	1.1
Consumer Goods: Durable	8,999	1.7	9,333	1.6
Consumer Goods: Non-Durable	3,413	0.6	28,276	4.9
Environmental Industries	5,647	1.1	6,164	1.1
FIRE: Finance	12,505	2.4	25,021	4.3
FIRE: Real Estate	83,043	15.7	81,922	14.1
Healthcare & Pharmaceuticals	64,477	12.2	59,659	10.3
High Tech Industries	40,582	7.7	52,385	9.0
Hotels, Gaming & Leisure	111	0.0	2,702	0.5
Investment Funds & Vehicles	42,650	8.1	42,650	7.4
Media: Advertising, Printing & Publishing	18,139	3.4	17,470	3.0
Media: Broadcasting & Subscription	3,655	0.7	2,747	0.5
Media: Diversified & Production	40,371	7.6	36,018	6.2
Retail	2,401	0.5	9,247	1.6
Services: Business	55,895	10.6	56,249	9.7
Services: Consumer	40,120	7.6	40,086	6.9
Telecommunications	7,385	1.4	7,502	1.3
Wholesale	16,006	3.0	16,044	2.8
Total	$528,235	100.0%	$579,307	100.0%

	June 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,447	1.4%	$7,436	1.4%
Automotive	16,996	3.3	16,637	3.1
Banking	18,968	3.7	19,817	3.7
Beverage, Food & Tobacco	11,297	2.2	12,470	2.3
Capital Equipment	18,919	3.7	19,012	3.5
Chemicals, Plastics & Rubber	4,194	0.8	4,445	0.8
Construction & Building	8,759	1.7	6,706	1.2
Consumer Goods: Durable	8,829	1.7	9,338	1.7
Consumer Goods: Non-Durable	3,391	0.7	3,508	0.6
Environmental Industries	5,953	1.2	6,558	1.2
FIRE: Finance	12,842	2.5	23,892	4.4
FIRE: Real Estate	82,975	16.1	82,498	15.2
Healthcare & Pharmaceuticals	63,951	12.4	59,273	11.0
High Tech Industries	40,221	7.8	52,891	9.8
Hotels, Gaming & Leisure	72	0.0	2,720	0.5
Investment Funds & Vehicles	34,545	6.7	35,509	6.6
Media: Advertising, Printing & Publishing	20,526	4.0	19,777	3.7
Media: Broadcasting & Subscription	2,682	0.5	2,691	0.5
Media: Diversified & Production	40,566	7.9	36,164	6.7
Retail	1,967	0.4	9,306	1.7
Services: Business	56,948	11.0	57,308	10.6
Services: Consumer	31,519	6.1	31,324	5.8
Telecommunications	7,493	1.5	7,595	1.4
Wholesale	14,347	2.7	14,165	2.6
Total	$515,407	100.0%	$541,040	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both June 30, 2023 and December 31, 2022, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2023 and December 31, 2022, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

As of both June 30, 2023 and December 31, 2022, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both June 30, 2023 and December 31, 2022, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and six months ended June 30, 2023 and 2022, the Company received $900 and $1,800 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $110,000 (reduced from $175,000 on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2023, SLF incurred $46 and $109 of allocable expenses, respectively. For the three and six months ended June 30, 2022, SLF incurred $59 and $110 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of June 30, 2023 and December 31, 2022, SLF had total assets at fair value of $176,933 and $192,830, respectively. As of June 30, 2023 and December 31, 2022, SLF had two and one portfolio company investments on non-accrual status with a fair value of $2,105 and $415, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2023 and December 31, 2022, SLF had $3,535 and $4,579, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Senior secured loans (1)	185,450	197,867
Weighted average current interest rate on senior secured loans (2)	10.7%	9.7%
Number of portfolio company investments in SLF	56	60
Largest portfolio company investment (1)	6,615	6,650
Total of five largest portfolio company investments (1)	26,970	27,026
(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2023

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	13.50%	11/5/2025	2,744	$2,213
Bromford Industries Limited (c)	P	5.25%	13.50%	11/5/2025	1,829	1,475
Trident Maritime Systems, Inc.	L	5.50%	11.04%	2/26/2027	2,430	2,424
Trident Maritime Systems, Inc.	L	5.50%	11.04%	2/26/2027	746	745
Trident Maritime Systems, Inc. (Revolver)	L	5.50%	10.65%	2/26/2027	319	318
					8,068	7,175
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.90%	10.16%	12/1/2027	1,358	1,345
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.90%	10.16%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.90%	10.16%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.69%	12/14/2026	1,683	1,679
Truck-Lite Co., LLC	SF	6.25%	11.69%	12/14/2026	249	249
Truck-Lite Co., LLC	SF	6.25%	11.69%	12/14/2026	43	43
Wheel Pros, Inc.	L	4.50%	9.77%	5/11/2028	1,922	1,290
					5,775	4,606
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	9.95%	7/3/2025	3,563	3,554
					3,563	3,554
Capital Equipment
Analogic Corporation	SF	5.40%	10.45%	6/24/2024	4,679	4,658
DS Parent, Inc.	SF	5.75%	11.34%	12/8/2028	2,775	2,706
MacQueen Equipment, LLC	SF	5.51%	10.75%	1/7/2028	2,085	2,085
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.75%	1/7/2028	591	68
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.75%	1/7/2028	296	—
					10,426	9,517
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	L	7.00%	12.20%	7/31/2023	1,120	1,084
TJC Spartech Acquisition Corp.	SF	4.75%	9.67%	5/5/2028	4,232	4,020
					5,352	5,104
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	10.94%	10/20/2025	2,864	2,633
					2,864	2,633
Consumer Goods: Durable
International Textile Group, Inc. (e)	L	5.00%	9.85%	5/1/2024	1,664	794
Runner Buyer INC.	L	5.50%	10.69%	10/23/2028	2,963	2,300
					4,627	3,094
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	10.48%	9/26/2025	2,380	1,936
					2,380	1,936
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.22%	3/17/2025	2,873	2,873
PVHC Holding Corp	L	4.90%	10.14%	8/5/2024	3,167	3,056
					6,040	5,929
Energy: Oil & Gas
Drilling Info Holdings, Inc.	SF	4.35%	9.45%	7/30/2025	4,446	4,249
Offen, Inc.	SF	5.43%	10.46%	6/22/2026	2,249	2,249
Offen, Inc.	SF	5.43%	10.46%	6/22/2026	863	863
					7,558	7,361
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.39%	12/13/2024	2,877	2,877
Harbour Benefit Holdings, Inc.	SF	5.10%	10.20%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.85%	3/27/2026	4,832	4,764
TEAM Public Choices, LLC	L	5.00%	10.27%	12/17/2027	2,940	2,857
					10,710	10,559
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	6.76%	12.00%	1/30/2026	4,775	2,938
					4,775	2,938

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.10%	9.20%		11/23/2027	1,960	$1,657
HAH Group Holding Company LLC	SF	5.00%	10.21%		10/29/2027	2,965	2,902
LSCS Holdings, Inc.	L	4.50%	9.69%		12/15/2028	1,818	1,780
Natus Medical Incorporated	SF	5.50%	10.89%		7/20/2029	4,975	4,577
Paragon Healthcare, Inc.	SF	5.75%	10.88%		1/19/2027	2,116	2,094
Paragon Healthcare, Inc.	SF	5.75%	10.92%		1/19/2027	365	361
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.85%	11.10%		1/19/2027	490	24
Radiology Partners, Inc.	SF	4.36%	9.47%		7/9/2025	4,760	3,610
						19,449	17,005
High Tech Industries
Corel Inc. (c)	L	5.00%	10.48%		7/2/2026	3,500	3,196
Lightbox Intermediate, L.P.	L	5.00%	10.24%		5/11/2026	4,800	4,680
TGG TS Acquisition Company	L	6.50%	11.69%		12/12/2025	3,190	3,118
						11,490	10,994
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.64%		4/27/2029	4,342	4,038
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.35%	10.45%		4/28/2028	625	330
North Haven Spartan US Holdco, LLC	SF	6.25%	11.19%		6/6/2025	2,262	2,228
Tait LLC	L	5.00%	10.18%		3/28/2025	4,062	4,013
Tait LLC (Revolver) (d)	P	5.00%	13.25%		3/28/2025	769	—
						12,060	10,609
Media: Advertising, Printing & Publishing
Cadent, LLC	SF	6.35%	11.45%		9/11/2025	4,237	4,229
Cadent, LLC (Revolver) (d)	SF	6.25%	11.35%		9/11/2025	167	92
						4,404	4,321
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	10.80%		12/20/2024	6,615	4,742
STATS Intermediate Holdings, LLC	L	5.25%	10.58%		7/10/2026	4,825	4,221
TA TT Buyer, LLC	SF	5.00%	10.24%		3/30/2029	3,308	3,300
						14,748	12,263
Services: Business
AQ Carver Buyer, Inc.	SF	5.10%	10.20%		9/23/2025	4,813	4,825
CHA Holdings, Inc	L	4.50%	9.74%		4/10/2025	1,949	1,876
CHA Holdings, Inc	SF	4.76%	10.00%		4/10/2025	411	396
Eliassen Group, LLC	SF	5.50%	10.84%		4/14/2028	3,235	3,172
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.69%		4/14/2028	740	108
Engage2Excel, Inc.	SF	7.35%	12.45%		12/31/2023	4,293	4,270
Engage2Excel, Inc.	SF	7.35%	12.69%		12/31/2023	775	770
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.69%		12/31/2023	550	550
			10.66	% Cash/
Output Services Group, Inc. (e)	SF	6.75%	1.50	% PIK	6/29/2026	4,812	1,311
Secretariat Advisors LLC	L	5.01%	10.25%		12/29/2028	1,684	1,642
Secretariat Advisors LLC	L	5.01%	10.25%		12/29/2028	269	262
SIRVA Worldwide Inc.	L	5.76%	11.00%		8/4/2025	1,775	1,599
Teneo Holdings LLC	SF	5.35%	10.45%		7/11/2025	4,812	4,819
						30,118	25,600
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.70%		8/1/2025	2,135	2,135
360Holdco, Inc.	SF	5.60%	10.70%		8/1/2025	825	825
Laseraway Intermediate Holdings II, LLC	L	5.75%	11.01%		10/14/2027	2,189	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.39%		3/9/2029	2,469	2,395
						7,618	7,508
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	11.19%		7/21/2025	1,751	1,427
Mavenir Systems, Inc.	L	4.75%	10.14%		8/18/2028	1,646	1,195
Sandvine Corporation	L	4.50%	9.69%		10/31/2025	1,973	1,869
						5,370	4,491
Transportation: Cargo
Keystone Purchaser, LLC	L	5.75%	10.96%		5/7/2027	4,930	4,893
						4,930	4,893
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.35%	9.45%		10/1/2025	1,669	1,610
Dresser Utility Solutions, LLC	SF	5.35%	10.45%		10/1/2025	244	238
						1,913	1,848
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.70%		6/30/2025	4,748	4,290
						4,748	4,290
TOTAL INVESTMENTS							$168,228
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at June 30, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of June 30, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of June 30, 2023, meaning that we have ceased accruing interest income on the position.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity		Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%		2/26/2027		319	122
							8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%		12/1/2027		1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%		12/1/2027		388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%		12/1/2027		132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		43	43
Wheel Pros, Inc.	L	4.50%	8.82%		5/11/2028		1,932	1,321
							5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00	% PIK (e)	n/a	(f)	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%		7/3/2025		3,581	3,581
							4,647	3,996
Capital Equipment
Analogic Corporation	L	5.25%	9.66%		6/24/2024		4,703	4,433
DS Parent, Inc.	L	5.75%	9.92%		12/8/2028		2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%		1/7/2028		2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%		1/7/2028		592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%		1/7/2028		296	—
							10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%		6/15/2023		1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%		5/5/2028		4,253	4,131
							5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%		10/20/2025		2,879	2,458
							2,879	2,458
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%		5/1/2024		1,664	1,166
Runner Buyer INC.	L	5.50%	10.23%		10/23/2028		2,978	2,114
							4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%		9/26/2025		2,393	1,950
							2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%		2/26/2027		4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%		3/17/2025		2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%		8/5/2024		3,184	3,072
							10,297	10,146
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%		7/30/2025		4,469	4,313
Offen, Inc.	L	5.00%	9.38%		6/22/2026		2,249	2,249
Offen, Inc.	L	5.00%	9.38%		6/22/2026		867	867
							7,585	7,429

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%		12/13/2024	2,901	$2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%		3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%		12/17/2027	2,955	2,822
						10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%		1/30/2026	4,800	4,020
						4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%		11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%		10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%		12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%		7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%		1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%		1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%		1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%		7/9/2025	4,760	4,018
						19,519	17,250
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%		7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%		5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%		12/12/2025	3,190	3,143
						11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%		4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%		6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%		3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%		3/28/2025	769	—
						12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%		9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%		9/11/2025	167	—
						4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%		12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%		7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%		3/30/2029	3,325	3,242
						14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%		9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%		4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%		4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%		3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	543	494
			9.80	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%		8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%		7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%		11/29/2024	2,362	2,362
						37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%		8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%		8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%		10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%		3/9/2029	2,481	2,322
						7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%		7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%		8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%		10/31/2025	2,000	1,904
						5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%		5/7/2027	4,955	4,955
						4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%		10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%		10/1/2025	245	239
						1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%		6/30/2025	4,774	4,219
						4,774	4,219

TOTAL INVESTMENTS							$183,150

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-kind (“PIK”) provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2022, meaning that the Company has ceased accruing interest income on the position.
(f)	This is a demand note with no stated maturity.

Below is certain summarized financial information for SLF as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022:

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value	$168,228	$183,150
Cash	1,384	1,608
Restricted cash	5,246	6,454
Interest receivable	2,041	1,613
Other assets	34	5
Total assets	$176,933	$192,830
Liabilities
Revolving credit facility	$107,914	$122,215
Less: Unamortized deferred financing costs	(1,121)	(1,518)
Total debt, less unamortized deferred financing costs	106,793	120,697
Interest payable	694	769
Accounts payable and accrued expenses	357	346
Total liabilities	107,844	121,812
Members’ capital	69,089	71,018
Total liabilities and members’ capital	$176,933	$192,830

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Investment income:
Interest income	$4,938	$3,385	$10,081	$6,518
Total investment income	4,938	3,385	10,081	6,518
Expenses:
Interest and other debt financing expenses	2,302	1,216	4,654	2,197
Professional fees	197	205	403	377
Total expenses	2,499	1,421	5,057	2,574
Net investment income (loss)	2,439	1,964	5,024	3,944
Net gain (loss):
Net realized gain (loss) on investments	—	—	(540)	—
Net change in unrealized gain (loss) on investments	(3,077)	(6,483)	(2,813)	(8,493)
Net gain (loss)	(3,077)	(6,483)	(3,353)	(8,493)
Net increase (decrease) in members’ capital	$(638)	$(4,519)	$1,671	$(4,549)

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

As of June 30, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$415,873	$415,873
Unitranche secured loans	—	—	13,400	13,400
Junior secured loans	—	—	25,307	25,307
Equity securities	248	—	26,034	26,282
Investments measured at NAV (1) (2)	—	—	—	34,545
Total investments	$248	$—	$480,614	$515,407
Foreign currency forward contracts asset (liability)	$—	$—	$—	$—

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$434,023	$434,023
Unitranche secured loans	—	—	20,633	20,633
Junior secured loans	—	—	22,193	22,193
Equity securities	294	—	28,388	28,682
Investments measured at NAV (1) (2)	—	—	—	35,509
Total investments	$294	$—	$505,237	$541,040
Foreign currency forward contracts asset (liability)	$—	$1,507	$—	$1,507
(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 20.25% at June 30, 2023 and 8.00% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at June 30, 2023 range between September 2023 and June 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2023:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of March 31, 2023	$431,880	$13,361	$21,978	$28,819	$496,038
Net realized gain (loss) on investments	(9,787)	(24,768)	—	(5,177)	(39,732)
Net change in unrealized gain (loss) on investments	5,089	24,786	(1,196)	2,217	30,896
Purchases of investments and other adjustments to cost (1)	17,271	40	2,249	466	20,026
Proceeds from principal payments and sales of investments (2)	(25,812)	(19)	(492)	(291)	(26,614)
Reclassifications (3)	(2,768)	—	2,768	—	—
Balance as of June 30, 2023	$415,873	$13,400	$25,307	$26,034	$480,614

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
Net realized gain (loss) on investments	(9,787)	(24,768)	—	(4,471)	(39,026)
Net change in unrealized gain (loss) on investments	820	24,789	(1,053)	1,893	26,449
Purchases of investments and other adjustments to cost (1)	40,848	85	2,818	1,221	44,972
Proceeds from principal payments and sales of investments (2)	(47,263)	(7,339)	(1,419)	(997)	(57,018)
Reclassifications (3)	(2,768)	—	2,768	—	—
Balance as of June 30, 2023	$415,873	$13,400	$25,307	$26,034	$480,614
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2022.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2023, attributable to Level 3 investments still held at June 30, 2023, was ($2,592) and ($4,141), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2022, attributable to Level 3 investments still held at June 30, 2022, was ($7,506) and ($10,226), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2023 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$267,094		Discounted cash flow	EBITDA multiples	10.0	x	4.5	x	20.0	x
				Market yields	13.1%		9.4%		27.5%
Senior secured loans	107,262		Discounted cash flow	Revenue multiples	5.5	x	1.3	x	11.5	x
				Market yields	11.7%		10.6%		17.0%
Senior secured loans	19,264		Enterprise value	Book value multiples	1.3	x	1.3	x	1.3	x
Senior secured loans	11,295		Liquidation	Probability weighting of alternative outcomes	25.0%		18.0%		100.0%
Senior secured loans	6,864		Enterprise value	Revenue multiples	2.3	x	0.8	x	2.4	x
Senior secured loans	3,513		Enterprise value	EBITDA multiples	12.3	x	4.8	x	12.5	x
Unitranche secured loans	9,712		Discounted cash flow	EBITDA multiples	9.0	x	9.0	x	9.0	x
				Market yields	13.0%		12.8%		13.0%
Unitranche secured loans	3,688		Discounted cash flow	Revenue multiples	9.2	x	6.3	x	12.8	x
				Market yields	12.4%		12.1%		12.6%
Junior secured loans	20,109		Discounted cash flow	Market yields	13.1%		12.6%		15.6%
Junior secured loans	2,193		Enterprise value	Revenue multiples	0.8	x	0.8	x	0.8	x
Junior secured loans	2,039		Liquidation	Probability weighting of alternative outcomes	244.7%		244.7%		244.7%
Junior secured loans	966		Discounted cash flow	Revenue multiples	0.2	x	0.2	x	0.2	x
				Market yields	11.5%		11.5%		11.5%
Equity securities	18,324		Enterprise value	EBITDA multiples	9.2	x	4.5	x	19.0	x
Equity securities	4,348		Enterprise value	Revenue multiples	2.4	x	0.7	x	11.5	x
Equity securities	2,600		Option pricing model	Volatility	66.1%		41.8%		72.5%
Equity securities	342		Discounted cash flow	EBITDA multiples	6.0	x	6.0	x	6.0	x
				Market yields	27.5%		27.5%		27.5%
Total Level 3 Assets	$479,613	(1)
(1)	Excludes investments of $1,001 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

					Weighted
	Fair			Unobservable	Average		Range
	Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$276,433		Discounted cash flow	EBITDA multiples	9.3	x	3.8	x	18.6	x
				Market yields	12.4%		8.7%		22.3%
Senior secured loans	130,199		Discounted cash flow	Revenue multiples	4.4	x	0.2	x	12.3	x
				Market yields	13.4%		10.0%		22.0%
Senior secured loans	19,546		Enterprise value	Book value multiples	1.2	x	1.2	x	1.2	x
Senior secured loans	5,706		Enterprise value	Revenue multiples	2.5	x	2.5	x	2.5	x
Senior secured loans	1,488		Liquidation	Probability weighting of alternative outcomes	71.3%		29.1%		100.0%
Senior secured loans	80		Enterprise value	EBITDA multiples	8.0	x	8.0	x	8.0	x
Unitranche secured loans	17,019		Discounted cash flow	EBITDA multiples	8.8	x	8.8	x	8.8	x
				Market yields	11.2%		9.1%		13.0%
Unitranche secured loans	3,614		Discounted cash flow	Revenue multiples	8.9	x	5.8	x	12.5	x
				Market yields	11.9%		11.6%		12.1%
Junior secured loans	20,311		Discounted cash flow	Market yields	13.6%		12.3%		20.4%
Junior secured loans	1,882		Liquidation	Probability weighting of alternative outcomes	225.8%		225.8%		225.8%
Equity securities	16,630		Enterprise value	EBITDA multiples	9.0	x	3.8	x	16.0	x
Equity securities	7,502		Enterprise value	Revenue multiples	2.3	x	0.2	x	12.3	x
Equity securities	2,173		Option pricing model	Volatility	66.6%		49.4%		70.0%
Equity securities	397		Discounted cash flow	EBITDA multiples	7.0	x	7.0	x	7.0	x
Total Level 3 Assets	$502,980	(1)
(1)	Excludes investments of $2,257 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2023 and December 31, 2022, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s 2026 Notes was $117,469 and $116,995, respectively.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2023 and 2022 were as follows:

				Sales and	PIK			Net
	Fair value at	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	December 31, 2022	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	June 30, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$756	$—	$—	$(928)	$8,781
American Community Homes, Inc.	4,258	—	—	—	489	—	—	(476)	4,271
American Community Homes, Inc.	543	—	—	—	45	—	—	(56)	532
American Community Homes, Inc.	1,996	—	—	—	168	—	—	(207)	1,957
American Community Homes, Inc.	3,694	—	—	—	312	—	—	(383)	3,623
American Community Homes, Inc.	17	—	—	—	1	—	—	(1)	17
American Community Homes, Inc.	85	—	—	—	8	—	—	(10)	83
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	1,779	—	—	(2,061)	19,264

Ascent Midco, LLC	6,217	—	—	(6,175)	—	16	—	(58)	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(43)	1,926
	8,186	—	—	(6,175)	—	16	—	(101)	1,926

C Parent Holdings, LLC.	146	—	—	—	—	—	—	(146)	—
C Parent Holdings, LLC. (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	(146)	—

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,625	—	60	—	—	—	—	(244)	2,441
	2,625	—	60	—	—	—	—	(244)	2,441

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	532	16,691
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	192	5,997
MC Asset Management (Corporate), LLC	8,421	—	—	—	839	—	—	—	9,260
MC Asset Management (Corporate), LLC	1,000	—	1,586	—	176	—	—	—	2,762
MC Asset Management (Corporate), LLC (15.9% of interests)	1,291	—	—	—	—	—	—	122	1,413
	32,676	—	1,586	—	1,015	—	—	846	36,123

Mnine Holdings, Inc.	5,492	—	—	—	367	10	—	(10)	5,859
Mnine Holdings, Inc. (Revolver)	214	—	293	—	11	—	—	—	518
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	293	—	378	10	—	(10)	6,377

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	44	426
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	44	426

Second Avenue SFR Holdings II LLC (Revolver) (3)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	80	—	—	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	132	2,898
	2,846	—	—	—	—	—	—	132	2,978
Total non-controlled affiliate company investments	$86,618	$—	$1,939	$(6,175)	$3,172	$26	$—	$(1,534)	$84,046
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$(964)	$34,545
	35,509	—	—	—	—	—	—	(964)	34,545
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$(964)	$34,545

	Fair value at			Sales and	PIK		Net	Net	Fair value at
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	June
Portfolio Company	2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	30, 2022
Non-controlled affiliate company investment:
American Community Homes, Inc.	$10,457	$—	$—	$—	$466	$—	$—	$(804)	$10,119
American Community Homes, Inc.	4,753	—	—	—	325	—	—	(373)	4,705
American Community Homes, Inc.	634	—	—	—	28	—	—	(49)	613
American Community Homes, Inc.	3,164	—	—	—	104	—	—	(1,012)	2,256
American Community Homes, Inc.	4,357	—	—	—	192	—	—	(373)	4,176
American Community Homes, Inc.	20	—	—	—	1	—	—	(1)	20
American Community Homes, Inc.	99	—	—	—	4	—	—	(7)	96
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (1)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	1,120	—	—	(2,883)	21,985

Ascent Midco, LLC	6,392	—	—	(87)	—	14	—	(15)	6,304
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(936)	1,618
	8,946	—	—	(87)	—	14	—	(951)	7,922

Curion Holdings, LLC	4,561	—	—	(97)	—	—	—	1,442	5,906
Curion Holdings, LLC (Revolver)	550	—	92	(470)	—	—	—	165	337
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (Junior secured loan)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	5,111	—	92	(567)	—	—	—	1,607	6,243

Familia Dental Group Holdings, LLC (1,158 Class A units)	1,919	—	183	—	—	—	—	653	2,755
	1,919	—	183	—	—	—	—	653	2,755

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	533	15,617
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	191	5,611
MC Asset Management (Corporate), LLC	7,154	—	—	—	590	—	—	—	7,744
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	70	—	—	—	920
MC Asset Management (Corporate), LLC (15.9% of interests)	644	—	—	—	—	—	—	(205)	439
	29,152	—	—	—	660	—	—	519	30,331

Mnine Holdings, Inc.	5,771	—	—	—	137	9	—	(9)	5,908
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	—	—	137	9	—	(9)	5,908

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(117)	515
NECB Collections, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(117)	515

Second Avenue SFR Holdings II LLC (Revolver) (3)	2,104	—	488	—	—	—	—	—	2,592
	2,104	—	488	—	—	—	—	—	2,592

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	(118)	3,030
	3,148	—	—	—	—	—	—	(118)	3,030
Total non-controlled affiliate company investments	$90,281	$—	$763	$(654)	$1,917	$23	$—	$(1,299)	$91,031

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$500	$—	$—	$—	$—	$(4,074)	$37,551
	41,125	—	500	—	—	—	—	(4,074)	37,551
Total controlled affiliate company investments	$41,125	$—	$500	$—	$—	$—	$—	$(4,074)	$37,551
(1)

On December 29, 2022, the Company exercised the American Community Homes, Inc. (“ACH”) warrants held by the Company. The Company acquired 4,940 shares of ACH’s common stock, or 22.3% of the equity, in exchange for a nominal exercise price in accordance with the terms of the warrant.

(2)

During the year ended December 31, 2022, C Parent Holdings, LLC (fka Curion Holdings, LLC) (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at December 31, 2022, represented the remaining expected escrow proceeds associated with the sale. During 2023, all expected proceeds associated with the sale were received. The Company no longer holds an equity investment in Curion as of June 30, 2023.

(3)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the six months ended June 30,
	2023			2022
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$748	$—	$—	$592	$—	$—
American Community Homes, Inc.	484	—	—	383	—	—
American Community Homes, Inc.	46	—	—	36	—	—
American Community Homes, Inc.	167	—	—	132	—	—
American Community Homes, Inc.	309	—	—	244	—	—
American Community Homes, Inc.	2	—	—	1	—	—
American Community Homes, Inc.	7	—	—	5	—	—
American Community Homes, Inc. (Revolver)	2	—	—	18	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	1,765	—	—	1,411	—	—

Ascent Midco, LLC	384	—	—	225	—	—
Ascent Midco, LLC (Revolver)	2	—	—	2	—	—
Ascent Midco, LLC (Class A units)	—	100	—	—	93	—
	386	100	—	227	93	—

C Parent Holdings, LLC.	172	—	—	—	—	—
C Parent Holdings, LLC. (Common stock)	—	—	—	—	—	—
	172	—	—	—	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,150	—	—	932	—	—
HFZ Capital Group, LLC	414	—	—	335	—	—
MC Asset Management (Corporate), LLC	907	—	—	611	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	267	—	—	72	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	2,738	—	—	1,950	—	—

Mnine Holdings, Inc.	388	—	—	364	—	—
Mnine Holdings, Inc. (Revolver)	29	—	—	—	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	417	—	—	364	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	283	—	—	98	—	—
	283	—	—	98	—	—

SFR Holdco, LLC (Junior secured loan)	234	—	—	234	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	234	—	—	234	—	—

TJ Management HoldCo, LLC (Revolver)	9	—	—	5	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	9	—	—	5	—	—

Total non-controlled affiliate company investments	$6,004	$100	$—	$4,289	$93	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,800	$—	$—	$1,800	$—
	—	1,800	—	—	1,800	—
Total controlled affiliate company investments	$—	$1,800	$—	$—	$1,800	$—

Note 6. Transactions with Related Parties

The Company has entered into an investment advisory agreement with MC Advisors (the “Investment Advisory Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.

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

Base management fees for the three and six months ended June 30, 2023 were $2,163 and $4,363, respectively. Base management fees for the three and six months ended June 30, 2022 were $2,269 and $4,612, respectively. MC Advisors elected to voluntarily waive zero and $55 of such base management fees for the three and six months ended June 30, 2022, respectively. MC Advisors did not waive any base management fees during the three and six months ended June 30, 2023.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Part one incentive fees (1)	$1,481	$774	$3,138	$1,182
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	—	—	—	—
Incentive fees, excluding the impact of the incentive fee waiver	1,481	774	3,138	1,182
Incentive fee waiver (3)	—	(117)	—	(525)
Total incentive fees, net of incentive fee waiver	$1,481	$657	$3,138	$657
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2023, the Company incurred $782 and $1,320, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $224 and $479, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2022, the Company incurred $838 and $1,667, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $303 and $633, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2023 and December 31, 2022, $240 and $255, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of both June 30, 2023 and December 31, 2022, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 165% and 167%, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company had U.S. dollar borrowings of $197,400 and $204,600, respectively, and borrowings denominated in a foreign currency of zero and zero, respectively. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero for both the three and six months ended June 30, 2023, and zero and $157 for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for the six months ended June 30, 2022.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month, or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625%

per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of June 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.9% and 7.0%, respectively.

2026 Notes: As of both June 30, 2023 and December 31, 2022, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended
	June 30,
	2023	2022
Interest expense - revolving credit facility	$3,909	$1,731
Interest expense - 2026 Notes	1,555	1,555
Amortization of deferred financing costs	326	490
Total interest and other debt financing expenses	$5,790	$3,776
Average debt outstanding	$324,962	$314,538
Average stated interest rate	6.7%	4.1%

	Six months ended June 30,
	2023	2022
Interest expense - revolving credit facility	$7,547	$3,205
Interest expense - 2026 Notes	3,110	3,110
Interest expense - SBA debentures	—	292
Amortization of deferred financing costs	647	1,091
Total interest and other debt financing expenses	$11,304	$7,698
Average debt outstanding	$324,524	$326,426
Average stated interest rate	6.6%	4.0%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of June 30, 2023, the Company held no foreign currency forward contracts. As of December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2022.

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

For the three and six months ended June 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($1,687) and ($1,507), respectively. For the three and six months ended June 30, 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of $1,719 and $1,756, respectively.

For the three and six months ended June 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $1,056 and $640, respectively. For the three and six months ended June 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $19 and $31, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2023 and 2022:

							DRIP Shares
			Amount		DRIP	DRIP	Repurchased	Cost of
Date	Record	Payment	Per	Cash	Shares	Shares	in the Open	DRIP Shares
Declared	Date	Date	Share	Distribution	Issued	Value	Market	Repurchased
Six months ended June 30, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	—	$—	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	0.25	5,417	—	—	9,045	73
Total distributions declared			$0.50	$10,834	—	$—	19,425	$154

Six months ended June 30, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	—	—	29,655	280
Total distributions declared			$0.50	$10,833	—	$—	54,884	$556

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the six months ended June 30, 2023 and 2022.

Note 11. Commitments and Contingencies

Commitments: As of June 30, 2023 and December 31, 2022, the Company had $51,573 and $63,450, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both June 30, 2023 and December 31, 2022, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of June 30, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Per share data:
Net asset value at beginning of period	$10.39	$11.51
Net investment income (1)	0.58	0.48
Net gain (loss) (1)	(0.63)	(0.78)
Net increase (decrease) in net assets resulting from operations (1)	(0.05)	(0.30)
Stockholder distributions - income (2)	(0.50)	(0.50)
Net asset value at end of period	$9.84	$10.71
Net assets at end of period	$213,208	$232,121
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$8.18	$9.03
Total return based on market value (3)	1.90%	(15.50)%
Total return based on average net asset value (4)	(0.44)%	(2.69)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	12.93%	8.92%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5) (6)	17.40%	12.30%
Portfolio turnover (7)	7.46%	7.82%
(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2023 and 2022, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three and six months ended June 30, 2023 and 2022. These ratios have been annualized unless otherwise noted.

	June 30, 2023	June 30, 2022
Ratio of total investment income to average net assets	30.33%	21.22%
Ratio of interest and other debt financing expenses to average net assets	10.34%	6.41%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	15.98%	12.05%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (7) (8)	1.42%	0.27%
(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was zero and 0.22% for the six months ended June 30, 2023 and 2022, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;

●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2023, our portfolio included approximately 80.7% senior secured loans, 2.6% unitranche secured loans, 4.9% junior secured loans and 11.8% equity securities, compared to December 31, 2022, when our portfolio included approximately 80.2% senior secured loans, 3.8% unitranche secured loans, 4.1% junior secured loans and 11.9% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended June 30, 2023, we invested $6.3 million in three new portfolio companies and $11.0 million in 28 existing portfolio companies and had $26.6 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $9.3 million for the period.

During the six months ended June 30, 2023, we invested $15.9 million in five new portfolio companies and $23.7 million in 40 existing portfolio companies and had $57.0 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $17.4 million for the period.

During the three months ended June 30, 2022, we invested $11.6 million in four new portfolio companies and $9.7 million in 20 existing portfolio companies and had $19.5 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $1.8 million for the period.

During the six months ended June 30, 2022, we invested $18.3 million in seven new portfolio companies and $24.6 million in 29 existing portfolio companies and had $55.7 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $12.8 million for the period.

The following table shows portfolio yield by security type:

	June 30, 2023		December 31, 2022
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	12.6%	12.6%	11.8%	11.8%
Unitranche secured loans	12.7	14.0	4.8	5.2
Junior secured loans	9.4	9.4	11.4	11.4
Preferred equity securities	2.7	2.7	2.7	2.7
Total	12.2%	12.2%	11.0%	11.0%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of June 30, 2023 and December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both June 30, 2023 and December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	June 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$415,873	80.7%	$434,023	80.2%
Unitranche secured loans	13,400	2.6	20,633	3.8
Junior secured loans	25,307	4.9	22,193	4.1
LLC equity interest in SLF	34,545	6.7	35,509	6.6
Equity securities	26,282	5.1	28,682	5.3
Total	$515,407	100.0%	$541,040	100.0%

Our portfolio composition remained relatively consistent with December 31, 2022. Our effective yields increased from December 31, 2022, driven primarily by increases in LIBOR and SOFR and the exit of certain investments previously on non-accrual status.

The following table shows our portfolio composition by industry (in thousands):

	June 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,447	1.4%	$7,436	1.4%
Automotive	16,996	3.3	16,637	3.1
Banking	18,968	3.7	19,817	3.7
Beverage, Food & Tobacco	11,297	2.2	12,470	2.3
Capital Equipment	18,919	3.7	19,012	3.5
Chemicals, Plastics & Rubber	4,194	0.8	4,445	0.8
Construction & Building	8,759	1.7	6,706	1.2
Consumer Goods: Durable	8,829	1.7	9,338	1.7
Consumer Goods: Non-Durable	3,391	0.7	3,508	0.6
Environmental Industries	5,953	1.2	6,558	1.2
FIRE: Finance	12,842	2.5	23,892	4.4
FIRE: Real Estate	82,975	16.1	82,498	15.2
Healthcare & Pharmaceuticals	63,951	12.4	59,273	11.0
High Tech Industries	40,221	7.8	52,891	9.8
Hotels, Gaming & Leisure	72	0.0	2,720	0.5
Investment Funds & Vehicles	34,545	6.7	35,509	6.6
Media: Advertising, Printing & Publishing	20,526	4.0	19,777	3.7
Media: Broadcasting & Subscription	2,682	0.5	2,691	0.5
Media: Diversified & Production	40,566	7.9	36,164	6.7
Retail	1,967	0.4	9,306	1.7
Services: Business	56,948	11.0	57,308	10.6
Services: Consumer	31,519	6.1	31,324	5.8
Telecommunications	7,493	1.5	7,595	1.4
Wholesale	14,347	2.7	14,165	2.6
Total	$515,407	100.0%	$541,040	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2023 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$557	0.1%
2	424,122	82.3
3	81,423	15.8
4	5,874	1.1
5	3,431	0.7
Total	$515,407	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$766	0.1%
2	469,772	86.8
3	61,501	11.4
4	8,619	1.6
5	382	0.1
Total	$541,040	100.0%

As of June 30, 2023, we had four borrowers with loans or preferred equity securities on non-accrual status (Arcstor Midco, LLC, Education Corporation of America (“ECA”), Forman Mills, Inc. and NECB Collections, LLC (“NECB”)), and these investments totaled $6.9 million of fair value, or 1.3% of our total investments at fair value at June 30, 2023. As of December 31, 2022, we had four borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, ECA, NECB and Vinci Brands LLC), and these investments totaled $2.8 million of fair value, or 0.5% of our total investments at fair value at December 31, 2022.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Total investment income	$16,347	$12,995
Total operating expenses, net of base management fee and incentive fee waivers	10,256	7,579
Net investment income before income taxes	6,091	5,416
Income taxes, including excise taxes	167	402
Net investment income	5,924	5,014
Net realized gain (loss) on investments	(39,790)	20
Net realized gain (loss) on extinguishment of debt	—	—
Net realized gain (loss) on foreign currency forward contracts	1,719	19
Net realized gain (loss) on foreign currency and other transactions	(128)	(28)
Net realized gain (loss)	(38,199)	11
Net change in unrealized gain (loss) on investments	29,627	(13,444)
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,687)	1,056
Net change in unrealized gain (loss) on foreign currency and other transactions	(1)	(1)
Net change in unrealized gain (loss)	27,939	(12,389)
Net increase (decrease) in net assets resulting from operations	$(4,336)	$(7,364)

	Six months ended
	June 30,
	2023	2022
Total investment income	$33,151	$25,486
Total operating expenses, net of base management fee and incentive fee waivers	20,200	14,653
Net investment income before income taxes	12,951	10,833
Income taxes, including excise taxes	400	421
Net investment income	12,551	10,412
Net realized gain (loss) on investments	(39,084)	(83)
Net realized gain (loss) on extinguishment of debt	—	(1,039)
Net realized gain (loss) on foreign currency forward contracts	1,756	31
Net realized gain (loss) on foreign currency and other transactions	(131)	(37)
Net realized gain (loss)	(37,459)	(1,128)
Net change in unrealized gain (loss) on investments	25,439	(16,605)
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,507)	640
Net change in unrealized gain (loss) on foreign currency and other transactions	(1)	164
Net change in unrealized gain (loss)	23,931	(15,801)
Net increase (decrease) in net assets resulting from operations	$(977)	$(6,517)

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Interest income	$12,225	$9,026
PIK interest income	2,491	1,397
Dividend income (1)	1,057	1,048
Fee income	170	1,192
Prepayment gain (loss)	106	65
Accretion of discounts and amortization of premiums	298	267
Total investment income	$16,347	$12,995

	Six months ended
	June 30,
	2023	2022
Interest income	$24,749	$18,111
PIK interest income	4,763	3,218
Dividend income (2)	2,152	2,057
Fee income	480	1,192
Prepayment gain (loss)	349	263
Accretion of discounts and amortization of premiums	658	645
Total investment income	$33,151	$25,486
(1)	Includes PIK dividends of $114 and $118, respectively.
(2)	Includes PIK dividends of $242 and $226, respectively.

The increase in investment income of $3.4 million and $7.7 million during the three and six months ended June 30, 2023, respectively, as compared to three and six months ended June 30, 2022, respectively, is primarily the result of an increase in cash and PIK interest income, partially offset by a reduction in fee income. The increase in interest income is primarily a result of an increase in the portfolio yield as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Interest and other debt financing expenses	$5,790	$3,776
Base management fees, net of base management fee waivers (1)	2,163	2,269
Incentive fees, net of incentive fee waivers (2)	1,481	657
Professional fees	224	248
Administrative service fees	224	303
General and administrative expenses	334	287
Directors’ fees	40	39
Total operating expenses, net of base management fee and incentive fee waivers	$10,256	$7,579

	Six months ended
	June 30,
	2023	2022
Interest and other debt financing expenses	$11,304	$7,698
Base management fees, net of base management fee waivers (1)	4,363	4,557
Incentive fees, net of incentive fee waivers (2)	3,138	657
Professional fees	352	528
Administrative service fees	479	633
General and administrative expenses	489	506
Directors’ fees	75	74
Total operating expenses, net of base management fee and incentive fee waivers	$20,200	$14,653
(1)	During the three and six months ended June 30, 2022, MC Advisors elected to voluntarily waive base management fees of zero and $55, respectively. MC Advisors did not waive any base management fees during the three and six months ended June 30, 2023.
(2)	During the three and six months ended June 30, 2022, MC Advisors waived part one incentive fees (based on net investment income) of $117 and $525, respectively. MC Advisors did not waive any part one incentive fees during the three and six months ended June 30, 2023. Incentive fees during both the three and six months ended June 30, 2023 and 2022 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Interest expense - revolving credit facility	$3,909	$1,731
Interest expense - 2026 Notes	1,555	1,555
Interest expense - SBA debentures	—	—
Amortization of deferred financing costs	326	490
Total interest and other debt financing expenses	$5,790	$3,776
Average debt outstanding	$324,962	$314,538
Average stated interest rate	6.7%	4.1%

	Six months ended
	June 30,
	2023	2022
Interest expense - revolving credit facility	$7,547	$3,205
Interest expense - 2026 Notes	3,110	3,110
Interest expense - SBA debentures	—	292
Amortization of deferred financing costs	647	1,091
Total interest and other debt financing expenses	$11,304	$7,698
Average debt outstanding	$324,524	$326,426
Average stated interest rate	6.6%	4.0%

The increase in operating expenses of $2.7 million and $5.5 million during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, is primarily driven by an increase in interest and other debt financing expenses and increases in effective interest rates on debt as a result of the rising interest rate environment, and an increase in incentive fees, net of incentive fee waivers, associated with the increase in net investment income.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2023, we recorded a net expense (benefit) on the consolidated statements of operations of $0.1 million and $0.2 million for U.S. federal excise tax, respectively. For both the three and six months ended June 30, 2022, we recorded a net expense (benefit) on the consolidated statements of operations of $0.1 million for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, we recorded a net tax expense of $0.1 million and $0.2 million on the consolidated statements of operations for these subsidiaries, respectively. For both the three and six months ended June 30, 2022, we recorded a net tax expense of $0.3 million on the consolidated statements of operations for these subsidiaries.

Net Realized Gain (Loss)

During the three months ended June 30, 2023 and 2022, we had sales or dispositions of investments resulting in ($39.8) million and $20 thousand of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2023 and 2022, we had sales or dispositions of investments resulting in ($39.1) million and ($0.1) million of net realized gain (loss) on investments, respectively. The net realized losses during the three and six months ended June 30, 2023 were primarily related to the realization of the previously recorded unrealized loss on our investment in Vinci Brands LLC and realizations on California Pizza Kitchen, Inc. and Forman Mills, Inc.

During the three and six months ended June 30, 2022, we recognized a net loss on extinguishment of debt of zero and $1.0 million, respectively, which was due to the repayment of our remaining $56.9 million of Small Business Administration (“SBA”) debentures on March 1, 2022 (primarily comprised of the unamortized deferred financing costs at the time of repayment).

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2023 and 2022, we had $1.7 million and $19 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2023 and 2022, we had $1.8 million and $31 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2023 and 2022, we had ($0.1) million and ($28) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2023 and 2022, we had ($0.1) million and ($37) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended June 30, 2023 and 2022, our investments had $29.6 million and ($13.4) million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2023 and 2022, our investments had $25.4 million and ($16.6) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three and six months ended June 30, 2023, the net change in unrealized gain (loss) on investments was primarily attributable to the reversal of previously recorded unrealized losses upon the disposition of certain assets during the period. This was offset by unrealized mark-to-market losses related to fundamental performance of a couple specific portfolio companies still held in the portfolio and unrealized mark-to-market losses attributable to our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio, which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of the portfolio.

During the three and six months ended June 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market, including approximately $3.2 million and $4.1 million, respectively of unrealized losses attributable to our investment in SLF. Additionally, approximately $1.7 million and $4.8 million, respectively, in net unrealized loss on investments were attributable to portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4, or 5 on our investment performance risk rating scale that were still held as of June 30, 2022.

For the three months ended June 30, 2023 and 2022, our foreign currency forward contracts had ($1.7) million and $1.1 million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2023 and 2022, our foreign currency forward contracts had ($1.5) million and $0.6 million of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2023 and 2022, our foreign currency borrowings and cash denominated in foreign currencies had ($1) thousand and ($1) thousand of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2023 and 2022, our foreign currency borrowings and cash denominated in foreign currencies had ($1) thousand and $0.2 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was ($4.3) million and ($7.4) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was ($0.20) and ($0.34), respectively.

For the six months ended June 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was ($1.0) million and ($6.5) million, respectively. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was ($0.05) and ($0.30), respectively.

The $3.1 million and $5.5 million increases during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively, is primarily the result of the increase in net investment income and lower net losses on the portfolio.

Liquidity and Capital Resources

As of June 30, 2023, we had $12.3 million in cash, $197.4 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $57.6 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on aggregate borrowings outstanding was 165% and 167%, respectively.

Cash Flows

For the six months ended June 30, 2023 and 2022, we experienced a net increase (decrease) in cash and restricted cash of $7.0 million and ($12.1) million, respectively. For the three months ended June 30, 2023 and 2022, operating activities provided $25.1 million and $16.6 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the six months ended June 30, 2023, we used $18.1 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility. During the six months ended June 30, 2022, we used $28.7 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 15, 2023, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both June 30, 2023 and December 31, 2022, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, we had U.S. dollar borrowings of $197.4 million and $204.6 million, respectively, and borrowings denominated in a foreign currency of zero and zero, respectively. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero for both the three and six months ended June 30, 2023, and zero and $0.2 million for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($11) thousand for the six months ended June 30, 2022.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of June 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 7.8% and 7.0%, respectively.

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and six months ended June 30, 2023, totaled $5.4 million ($0.25 per share) and $10.8 million ($0.50 per share), respectively. Distributions to stockholders for the three and six months ended June 30, 2022, totaled $5.4 million ($0.25 per share) and $10.8 million ($0.50 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2023 and 2022, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both June 30, 2023 and December 31, 2022, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both June 30, 2023 and December 31, 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.

As of both June 30, 2023 and December 31, 2022, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both June 30, 2023 and December 31, 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For both the three and six months ended June 30, 2023 and 2022, we received $0.9 million and $1.8 million of dividend income from our LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), The SLF Credit Facility allows SLF SPV to borrow up to $110.0 million (reduced from $175.0 million on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of LIBOR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2023, SLF incurred $46 thousand and $0.1 million of allocable expenses, respectively. For the three and six months ended June 30, 2022, SLF incurred $59 thousand and $0.1 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of June 30, 2023 and December 31, 2022, SLF had total assets at fair value of $176.9 million and $192.8 million, respectively. As of June 30, 2023 and December 31, 2022, SLF had two and one portfolio company investments on non-accrual status with fair values of $2.1 million and $0.4 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2023 and December 31, 2022, SLF had $3.5 million and $4.6 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Senior secured loans (1)	185,450	197,867
Weighted average current interest rate on senior secured loans (2)	10.7%	9.7%
Number of portfolio company investments in SLF	56	60
Largest portfolio company investment (1)	6,615	6,650
Total of five largest portfolio company investments (1)	26,970	27,026
(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

June 30, 2023

(in thousands)

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	13.50%	11/5/2025	2,744	$2,213
Bromford Industries Limited (c)	P	5.25%	13.50%	11/5/2025	1,829	1,475
Trident Maritime Systems, Inc.	L	5.50%	11.04%	2/26/2027	2,430	2,424
Trident Maritime Systems, Inc.	L	5.50%	11.04%	2/26/2027	746	745
Trident Maritime Systems, Inc. (Revolver)	L	5.50%	10.65%	2/26/2027	319	318
					8,068	7,175
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.90%	10.16%	12/1/2027	1,358	1,345
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.90%	10.16%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.90%	10.16%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.69%	12/14/2026	1,683	1,679
Truck-Lite Co., LLC	SF	6.25%	11.69%	12/14/2026	249	249
Truck-Lite Co., LLC	SF	6.25%	11.69%	12/14/2026	43	43
Wheel Pros, Inc.	L	4.50%	9.77%	5/11/2028	1,922	1,290
					5,775	4,606
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	9.95%	7/3/2025	3,563	3,554
					3,563	3,554
Capital Equipment
Analogic Corporation	SF	5.40%	10.45%	6/24/2024	4,679	4,658
DS Parent, Inc.	SF	5.75%	11.34%	12/8/2028	2,775	2,706
MacQueen Equipment, LLC	SF	5.51%	10.75%	1/7/2028	2,085	2,085
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.75%	1/7/2028	591	68
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.75%	1/7/2028	296	—
					10,426	9,517
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	L	7.00%	12.20%	7/31/2023	1,120	1,084
TJC Spartech Acquisition Corp.	SF	4.75%	9.67%	5/5/2028	4,232	4,020
					5,352	5,104
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	10.94%	10/20/2025	2,864	2,633
					2,864	2,633
Consumer Goods: Durable
International Textile Group, Inc. (e)	L	5.00%	9.85%	5/1/2024	1,664	794
Runner Buyer INC.	L	5.50%	10.69%	10/23/2028	2,963	2,300
					4,627	3,094
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	10.48%	9/26/2025	2,380	1,936
					2,380	1,936
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.22%	3/17/2025	2,873	2,873
PVHC Holding Corp	L	4.90%	10.14%	8/5/2024	3,167	3,056
					6,040	5,929
Energy: Oil & Gas
Drilling Info Holdings, Inc.	SF	4.35%	9.45%	7/30/2025	4,446	4,249
Offen, Inc.	SF	5.43%	10.46%	6/22/2026	2,249	2,249
Offen, Inc.	SF	5.43%	10.46%	6/22/2026	863	863
					7,558	7,361
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.39%	12/13/2024	2,877	2,877
Harbour Benefit Holdings, Inc.	SF	5.10%	10.20%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.85%	3/27/2026	4,832	4,764
TEAM Public Choices, LLC	L	5.00%	10.27%	12/17/2027	2,940	2,857
					10,710	10,559
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	6.76%	12.00%	1/30/2026	4,775	2,938
					4,775	2,938

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

June 30, 2023

(in thousands)

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.10%	9.20%		11/23/2027	1,960	$1,657
HAH Group Holding Company LLC	SF	5.00%	10.21%		10/29/2027	2,965	2,902
LSCS Holdings, Inc.	L	4.50%	9.69%		12/15/2028	1,818	1,780
Natus Medical Incorporated	SF	5.50%	10.89%		7/20/2029	4,975	4,577
Paragon Healthcare, Inc.	SF	5.75%	10.88%		1/19/2027	2,116	2,094
Paragon Healthcare, Inc.	SF	5.75%	10.92%		1/19/2027	365	361
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.85%	11.10%		1/19/2027	490	24
Radiology Partners, Inc.	SF	4.36%	9.47%		7/9/2025	4,760	3,610
						19,449	17,005
High Tech Industries
Corel Inc. (c)	L	5.00%	10.48%		7/2/2026	3,500	3,196
Lightbox Intermediate, L.P.	L	5.00%	10.24%		5/11/2026	4,800	4,680
TGG TS Acquisition Company	L	6.50%	11.69%		12/12/2025	3,190	3,118
						11,490	10,994
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.64%		4/27/2029	4,342	4,038
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.35%	10.45%		4/28/2028	625	330
North Haven Spartan US Holdco, LLC	SF	6.25%	11.19%		6/6/2025	2,262	2,228
Tait LLC	L	5.00%	10.18%		3/28/2025	4,062	4,013
Tait LLC (Revolver) (d)	P	5.00%	13.25%		3/28/2025	769	—
						12,060	10,609
Media: Advertising, Printing & Publishing
Cadent, LLC	SF	6.35%	11.45%		9/11/2025	4,237	4,229
Cadent, LLC (Revolver) (d)	SF	6.25%	11.35%		9/11/2025	167	92
						4,404	4,321
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	10.80%		12/20/2024	6,615	4,742
STATS Intermediate Holdings, LLC	L	5.25%	10.58%		7/10/2026	4,825	4,221
TA TT Buyer, LLC	SF	5.00%	10.24%		3/30/2029	3,308	3,300
						14,748	12,263
Services: Business
AQ Carver Buyer, Inc.	SF	5.10%	10.20%		9/23/2025	4,813	4,825
CHA Holdings, Inc	L	4.50%	9.74%		4/10/2025	1,949	1,876
CHA Holdings, Inc	SF	4.76%	10.00%		4/10/2025	411	396
Eliassen Group, LLC	SF	5.50%	10.84%		4/14/2028	3,235	3,172
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.69%		4/14/2028	740	108
Engage2Excel, Inc.	SF	7.35%	12.45%		12/31/2023	4,293	4,270
Engage2Excel, Inc.	SF	7.35%	12.69%		12/31/2023	775	770
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.69%		12/31/2023	550	550
			10.66	% Cash/
Output Services Group, Inc. (e)	SF	6.75%	1.50	% PIK	6/29/2026	4,812	1,311
Secretariat Advisors LLC	L	5.01%	10.25%		12/29/2028	1,684	1,642
Secretariat Advisors LLC	L	5.01%	10.25%		12/29/2028	269	262
SIRVA Worldwide Inc.	L	5.76%	11.00%		8/4/2025	1,775	1,599
Teneo Holdings LLC	SF	5.35%	10.45%		7/11/2025	4,812	4,819
						30,118	25,600
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.70%		8/1/2025	2,135	2,135
360Holdco, Inc.	SF	5.60%	10.70%		8/1/2025	825	825
Laseraway Intermediate Holdings II, LLC	L	5.75%	11.01%		10/14/2027	2,189	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.39%		3/9/2029	2,469	2,395
						7,618	7,508
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	11.19%		7/21/2025	1,751	1,427
Mavenir Systems, Inc.	L	4.75%	10.14%		8/18/2028	1,646	1,195
Sandvine Corporation	L	4.50%	9.69%		10/31/2025	1,973	1,869
						5,370	4,491
Transportation: Cargo
Keystone Purchaser, LLC	L	5.75%	10.96%		5/7/2027	4,930	4,893
						4,930	4,893
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.35%	9.45%		10/1/2025	1,669	1,610
Dresser Utility Solutions, LLC	SF	5.35%	10.45%		10/1/2025	244	238
						1,913	1,848
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.70%		6/30/2025	4,748	4,290
						4,748	4,290
TOTAL INVESTMENTS							$168,228
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at June 30, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of June 30, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of June 30, 2023, meaning that we have ceased accruing interest income on the position.

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

Below is certain summarized financial information for SLF as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value	$168,228	$183,150
Cash	1,384	1,608
Restricted cash	5,246	6,454
Interest receivable	2,041	1,613
Other assets	34	5
Total assets	$176,933	$192,830
Liabilities
Revolving credit facility	$107,914	$122,215
Less: Unamortized deferred financing costs	(1,121)	(1,518)
Total debt, less unamortized deferred financing costs	106,793	120,697
Interest payable	694	769
Accounts payable and accrued expenses	357	346
Total liabilities	107,844	121,812
Members’ capital	69,089	71,018
Total liabilities and members’ capital	$176,933	$192,830

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Investment income:
Interest income	$4,938	$3,385	$10,081	$6,518
Total investment income	4,938	3,385	10,081	6,518
Expenses:
Interest and other debt financing expenses	2,302	1,216	4,654	2,197
Professional fees	197	205	403	377
Total expenses	2,499	1,421	5,057	2,574
Net investment income (loss)	2,440	1,964	5,024	3,944
Net gain (loss):
Net realized gain (loss) on investments	—	—	(540)	—
Net change in unrealized gain (loss) on investments	(3,077)	(6,483)	(2,813)	(8,493)
Net gain (loss)	(3,077)	(6,483)	(3,353)	(8,493)
Net increase (decrease) in members’ capital	$(638)	$(4,519)	$1,671	$(4,549)

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

●	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $51.6 million and $63.5 million, respectively. As of both June 30, 2023 and December 31, 2022, we had unfunded commitments to SLF of $7.3 million, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

As of June 30, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three and six months ended June 30, 2023 and 2022, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to and rising inflation; and interest rate fluctuations.

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income (1)
Down 25 basis points	$(1,077)	$(493)	$(584)
Up 100 basis points	4,201	1,967	2,234
Up 200 basis points	8,528	3,941	4,587
Up 300 basis points	12,856	5,915	6,941
(1)	Excludes the impact of income based incentive fees. See Note 6 for more information on income based incentive fees.

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

Currency Risk

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2023, we held no investments in foreign currencies or foreign currency forward contracts.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom we, our portfolio companies, and/or our investment adviser transact may inhibit our ability or the ability of our portfolio companies to access depository accounts. In such cases, we may be forced to delay or forgo investments, resulting in lower performance. In the event of such a failure of a banking institution where we or one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and U.S. FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, we and our affected portfolio companies would not recover such excess, uninsured amounts. To the extent that we or the portfolio companies are impacted, our and their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans.

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “no-Rule 10b5-1 trading arrangement.”

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

Date: August 9, 2023	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: August 9, 2023	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation