Form 10-Q
period 2023-09-30
MONROE CAPITAL Corp
filed 2023-11-08
CIK 1512931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$400,117	$418,913
Non-controlled affiliate company investments	84,898	86,618
Controlled affiliate company investments	33,269	35,509
Total investments, at fair value (amortized cost of: $536,795 and $579,307, respectively)	518,284	541,040
Cash	5,324	5,450
Unrealized gain on foreign currency forward contracts	—	1,507
Interest and dividend receivable	18,627	16,457
Other assets	301	541
Total assets	542,536	564,995

LIABILITIES
Debt:
Revolving credit facility	201,100	204,600
2026 Notes	130,000	130,000
Total debt	331,100	334,600
Less: Unamortized deferred financing costs	(3,566)	(4,486)
Total debt, less unamortized deferred financing costs	327,534	330,114
Interest payable	1,621	3,041
Management fees payable	2,140	2,221
Incentive fees payable	1,355	1,380
Accounts payable and accrued expenses	2,293	3,220
Directors’ fees payable	38	—
Total liabilities	334,981	339,976
Net assets	$207,555	$225,019

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,700	298,700
Accumulated undistributed (overdistributed) earnings	(91,167)	(73,703)
Total net assets	$207,555	$225,019

Net asset value per share	$9.58	$10.39

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$11,858	$9,383	$34,782	$26,030
Payment-in-kind interest income	649	738	2,240	2,039
Dividend income	65	103	317	267
Fee income	(836)	412	(356)	1,604
Total investment income from non-controlled/non-affiliate company investments	11,736	10,636	36,983	29,940
Non-controlled affiliate company investments:
Interest income	1,174	3,830	4,006	6,202
Payment-in-kind interest income	1,781	502	4,953	2,419
Dividend income	52	48	152	141
Total investment income from non-controlled affiliate company investments	3,007	4,380	9,111	8,762
Controlled affiliate company investments:
Dividend income	900	900	2,700	2,700
Total investment income from controlled affiliate company investments	900	900	2,700	2,700
Total investment income	15,643	15,916	48,794	41,402

Operating expenses:
Interest and other debt financing expenses	5,874	4,263	17,178	11,961
Base management fees	2,140	2,222	6,503	6,834
Incentive fees	1,355	1,565	4,493	2,747
Professional fees	189	212	541	740
Administrative service fees	228	275	707	908
General and administrative expenses	304	216	793	722
Directors’ fees	38	35	113	109
Operating expenses before base management fee and incentive fee waivers	10,128	8,788	30,328	24,021
Base management fee waivers	—	—	—	(55)
Incentive fee waivers	—	—	—	(525)
Total operating expenses, net of base management fee and incentive fee waivers	10,128	8,788	30,328	23,441
Net investment income before income taxes	5,515	7,128	18,466	17,961
Income taxes, including excise taxes	95	868	495	1,289
Net investment income	5,420	6,260	17,971	16,672

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	30	(1,666)	(39,054)	(1,749)
Non-controlled/affiliate company investments	—	(1)	—	(1)
Extinguishment of debt	—	—	—	(1,039)
Foreign currency forward contracts	—	38	1,756	69
Foreign currency and other transactions	(4)	(1)	(135)	(38)
Net realized gain (loss)	26	(1,630)	(37,433)	(2,758)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(3,346)	(1,049)	24,591	(12,281)
Non-controlled affiliate company investments	(1,061)	(4,186)	(2,595)	(5,485)
Controlled affiliate company investments	(1,276)	(1,007)	(2,240)	(5,081)
Foreign currency forward contracts	—	863	(1,507)	1,503
Foreign currency and other transactions	1	—	—	164
Net change in unrealized gain (loss)	(5,682)	(5,379)	18,249	(21,180)

Net gain (loss)	(5,656)	(7,009)	(19,184)	(23,938)

Net increase (decrease) in net assets resulting from operations	$(236)	$(749)	$(1,213)	$(7,266)

Per common share data:
Net investment income per share - basic and diluted	$0.25	$0.29	$0.83	$0.77
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.33)
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666	21,666

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at June 30, 2022	21,666	$22	$298,687	$(66,588)	$232,121
Net investment income	—	—	—	6,260	6,260
Net realized gain (loss)	—	—	—	(1,630)	(1,630)
Net change in unrealized gain (loss)	—	—	—	(5,379)	(5,379)
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at September 30, 2022	21,666	$22	$298,687	$(72,753)	$225,956

Balances at June 30, 2023	21,666	$22	$298,700	$(85,514)	$213,208
Net investment income	—	—	—	5,420	5,420
Net realized gain (loss)	—	—	—	26	26
Net change in unrealized gain (loss)	—	—	—	(5,682)	(5,682)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at September 30, 2023	21,666	$22	$298,700	$(91,167)	$207,555

				Accumulated
	Common Stock			undistributed
		Par	Capital in excess of	(overdistributed)	Total
	Number of shares	value	par value	earnings	net assets
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471
Net investment income	—	—	—	16,672	16,672
Net realized gain (loss)	—	—	—	(2,758)	(2,758)
Net change in unrealized gain (loss)	—	—	—	(21,180)	(21,180)
Distributions to stockholders	—	—	—	(16,249)	(16,249)
Balances at September 30, 2022	21,666	$22	$298,687	$(72,753)	$225,956

Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019
Net investment income	—	—	—	17,971	17,971
Net realized gain (loss)	—	—	—	(37,433)	(37,433)
Net change in unrealized gain (loss)	—	—	—	18,249	18,249
Distributions to stockholders	—	—	—	(16,251)	(16,251)
Balances at September 30, 2023	21,666	$22	$298,700	$(91,167)	$207,555

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,213)	$(7,266)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	39,054	1,750
Net realized (gain) loss on extinguishment of debt	—	1,039
Net realized (gain) loss on foreign currency forward contracts	(1,756)	(69)
Net realized (gain) loss on foreign currency and other transactions	135	38
Net change in unrealized (gain) loss on investments	(19,756)	22,847
Net change in unrealized (gain) loss on foreign currency forward contracts	1,507	(1,503)
Net change in unrealized (gain) loss on foreign currency and other transactions	—	(164)
Payment-in-kind interest income	(7,193)	(4,458)
Net accretion of discounts and amortization of premiums	(857)	(872)
Purchases of investments	(52,220)	(94,275)
Proceeds from principal payments, sales of investments and settlement of forward contracts	65,519	128,752
Amortization of deferred financing costs	977	1,613
Changes in operating assets and liabilities:
Interest and dividend receivable	(2,170)	(5,204)
Other assets	205	(18)
Interest payable	(1,420)	(1,999)
Management fees payable	(81)	(232)
Incentive fees payable	(25)	1,130
Accounts payable and accrued expenses	(927)	853
Directors’ fees payable	38	35
Net cash provided by (used in) operating activities	19,817	41,997

Cash flows from financing activities:
Borrowings on revolving credit facility	79,800	143,900
Repayments of revolving credit facility	(83,300)	(123,599)
Repayment of SBA debentures	—	(56,900)
Payments of deferred financing costs	(57)	(81)
Stockholder distributions paid	(16,251)	(16,249)
Net cash provided by (used in) financing activities	(19,808)	(52,929)

Net increase (decrease) in Cash and Restricted cash	9	(10,932)
Effect of foreign currency exchange rates	(135)	(20)
Cash and Restricted cash, beginning of period	5,450	18,081
Cash and Restricted cash, end of period	$5,324	$7,129

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$17,512	$12,238
Cash paid for income taxes, including excise taxes during the period	$390	$578

MONROE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(unaudited)

(in thousands)

The following tables provide a reconciliation of cash and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2023	December 31, 2022
Cash	$5,324	$5,450
Restricted cash	—	—
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$5,324	$5,450

	September 30, 2022	December 31, 2021
Cash	$7,129	$2,622
Restricted cash	—	15,459
Total cash and restricted cash shown on the Consolidated Statements of Cash Flows	$7,129	$18,081

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest	Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate	Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	SF	6.26%	11.63%	4/1/2021	4/1/2027	3,430	$3,385	$2,662	1.3%
Born To Run, LLC	SF	6.26%	11.63%	4/1/2021	4/1/2027	467	467	363	0.2%
Hastings Manufacturing Company	SF	7.60%	12.92%	4/24/2018	12/31/2024	1,858	1,857	1,858	0.9%
Hastings Manufacturing Company	SF	7.60%	12.92%	3/29/2023	12/31/2024	665	665	665	0.3%
Hastings Manufacturing Company (Revolver) (*)	SF	7.60%	12.92%	3/29/2023	12/31/2024	691	—	—	0.0%
Lifted Trucks Holdings, LLC	SF	5.85%	11.10%	8/2/2021	8/2/2027	6,878	6,782	6,740	3.2%
Lifted Trucks Holdings, LLC (Revolver) (*)	SF	5.75%	11.14%	8/2/2021	8/2/2027	1,667	556	544	0.3%
Panda Acquisition, LLC	SF	6.35%	11.74%	12/20/2022	10/18/2028	4,416	3,689	3,720	1.8%
						20,072	17,401	16,552	8.0%
Banking
MV Receivables II, LLC (#)	SF	9.75%	15.08%	7/29/2021	7/29/2026	8,100	7,737	8,017	3.9%
StarCompliance MidCo, LLC	SF	6.85%	12.24%	1/12/2021	1/12/2027	2,000	1,976	1,988	0.9%
StarCompliance MidCo, LLC	SF	6.85%	12.24%	10/12/2021	1/12/2027	335	331	333	0.2%
StarCompliance MidCo, LLC	SF	6.85%	12.24%	5/31/2023	1/12/2027	256	251	255	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.85%	12.24%	1/12/2021	1/12/2027	323	190	189	0.1%
						11,014	10,485	10,782	5.2%
Beverage, Food & Tobacco
LVF Holdings, Inc.	SF	6.15%	11.54%	6/10/2021	6/10/2027	1,470	1,450	1,433	0.7%
LVF Holdings, Inc.	SF	6.15%	11.54%	6/10/2021	6/10/2027	1,407	1,407	1,372	0.6%
LVF Holdings, Inc. (Revolver) (*)	SF	6.15%	11.54%	6/10/2021	6/10/2027	238	—	—	0.0%
LX/JT Intermediate Holdings, Inc.	SF	6.10%	11.42%	3/11/2020	3/11/2025	5,393	5,356	5,366	2.6%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.10%	11.42%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,341	8,213	8,171	3.9%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	7.11%	12.43%	9/9/2022	12/17/2026	3,900	3,806	3,846	1.9%
CGI Automated Manufacturing, LLC	SF	7.11%	12.43%	9/30/2022	12/17/2026	1,119	1,096	1,104	0.5%
MCP Shaw Acquisitionco, LLC	SF	6.26%	11.65%	2/28/2020	11/28/2025	9,624	9,545	9,624	4.6%
MCP Shaw Acquisitionco, LLC	SF	6.26%	11.65%	12/29/2021	11/28/2025	2,943	2,908	2,957	1.4%
MCP Shaw Acquisitionco, LLC	SF	6.26%	11.65%	12/29/2021	11/28/2025	968	968	973	0.5%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.26%	11.65%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,338	18,323	18,504	8.9%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
			11.43	% Cash/
Valudor Products LLC	SF	7.61%	1.50	% PIK	6/18/2018	12/29/2023	1,628	$1,628	$1,895	0.9%
			1.00	% Cash/
Valudor Products LLC (a)	SF	7.50%	12.93	% PIK	6/18/2018	12/29/2023	286	286	276	0.1%
Valudor Products LLC	SF	7.61%	12.93%		12/22/2021	12/29/2023	502	502	1,423	0.7%
Valudor Products LLC (Revolver) (*)	SF	7.61%	12.93%		6/18/2018	12/29/2023	1,095	—	—	0.0%
							3,511	2,416	3,594	1.7%
Construction & Building
MEI Buyer LLC	SF	6.50%	11.82%		6/30/2023	6/29/2029	2,000	1,941	2,015	1.0%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.82%		6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.82%		6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC	SF	5.61%	10.93%		4/19/2021	4/17/2026	2,004	1,984	2,004	1.0%
TCFIII OWL Buyer LLC	SF	5.61%	10.93%		4/19/2021	4/17/2026	2,447	2,447	2,447	1.2%
TCFIII OWL Buyer LLC	SF	5.61%	10.93%		12/17/2021	4/17/2026	2,196	2,171	2,196	1.0%
							9,374	8,543	8,662	4.2%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.90%	11.27%		8/3/2021	8/3/2026	5,513	5,446	5,417	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.27%		8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	SF	6.85%	12.18%		8/4/2021	8/4/2026	3,308	3,265	3,254	1.6%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	6.85%	12.18%		8/4/2021	8/4/2026	473	—	—	0.0%
							10,717	8,711	8,671	4.2%
Consumer Goods: Non-Durable
			12.21	% Cash/
The Kyjen Company, LLC	SF	7.75%	1.00	% PIK	5/14/2021	4/3/2026	988	982	979	0.5%
The Kyjen Company, LLC	SF	7.50%	12.96	% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
			12.21	% Cash/
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	1.00	% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	SF	7.26%	12.65%		12/18/2020	12/18/2026	2,433	2,432	2,043	1.0%
							3,527	3,415	3,023	1.5%
Environmental Industries
Quest Resource Management Group, LLC	SF	6.61%	11.94%		10/19/2020	10/20/2025	854	797	854	0.4%
Quest Resource Management Group, LLC	SF	6.61%	11.94%		10/19/2020	10/20/2025	938	938	938	0.4%
Quest Resource Management Group, LLC	SF	6.61%	11.94%		12/7/2021	10/20/2025	3,335	3,296	3,319	1.6%
Quest Resource Management Group, LLC	SF	6.61%	11.94%		12/7/2021	10/20/2025	336	336	335	0.2%
							5,463	5,367	5,446	2.6%
FIRE: Finance
Avalara, Inc.	SF	7.25%	12.64%		10/19/2022	10/19/2028	4,000	3,912	4,040	2.0%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.64%		10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.78%		8/19/2022	8/18/2028	2,535	2,492	2,513	1.2%
GC Champion Acquisition LLC	SF	6.25%	11.28%		8/19/2022	8/18/2028	704	704	698	0.3%
GC Champion Acquisition LLC	SF	6.50%	11.87%		8/1/2023	8/18/2028	2,112	2,050	2,112	1.0%
J2 BWA Funding LLC (Revolver) (*) (#)	n/a	n/a	10.00%		12/24/2020	12/24/2026	2,750	1,570	1,550	0.8%
Liftforward SPV II, LLC (#)	SF	10.86%	16.18	% PIK	11/10/2016	3/31/2024	243	243	223	0.1%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00	% PIK	2/5/2021	2/4/2028	3,456	3,456	3,437	1.7%
W3 Monroe RE Debt LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	10.00	% PIK	3/31/2023	2/4/2028	134	81	80	0.0%
							16,334	14,508	14,653	7.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.58%		5/3/2022	4/30/2025		2,784	$2,752	$2,798	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.58%		5/3/2022	4/30/2025		285	285	286	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	13.57%		5/3/2022	4/30/2025		1,395	870	870	0.4%
								4,464	3,907	3,954	1.9%
Healthcare & Pharmaceuticals
Bluesight, Inc.	SF	7.25%	12.57%		7/17/2023	7/17/2029		2,000	1,941	1,940	0.9%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.57%		7/17/2023	7/17/2029		174	—	—	0.0%
Brickell Bay Acquisition Corp.	SF	6.65%	11.90%		2/12/2021	2/12/2026		1,866	1,840	1,866	0.9%
Caravel Autism Health, LLC	SF	5.76%	11.01%		6/30/2021	6/30/2027		5,024	4,955	4,923	2.4%
Caravel Autism Health, LLC	SF	5.76%	11.01%		6/30/2021	6/30/2027		1,396	1,396	1,368	0.7%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.01%		6/30/2021	6/30/2027		1,269	494	484	0.2%
Dorado Acquisition, Inc.	SF	6.60%	11.93%		6/30/2021	6/30/2026		4,900	4,840	4,778	2.3%
Dorado Acquisition, Inc.	SF	6.65%	11.90%		11/27/2022	6/30/2026		4,061	3,980	3,960	1.9%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.93%		6/30/2021	6/30/2026		596	—	—	0.0%
			8.99	% Cash/
INH Buyer, Inc.	SF	7.00%	3.50	% PIK	6/30/2021	6/28/2028		3,006	2,985	2,925	1.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)	SF	7.00%	12.37%		2/1/2023	2/1/2029		4,988	4,852	4,988	2.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	7.00%	12.37%		2/1/2023	2/1/2029		1,702	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	7.00%	12.37%		2/1/2023	2/1/2029		813	244	244	0.1%
NationsBenefits, LLC	SF	7.00%	12.43%		8/20/2021	8/26/2027		3,930	3,880	3,962	1.9%
NationsBenefits, LLC	SF	7.00%	12.43%		8/26/2022	8/26/2027		4,684	4,683	4,721	2.3%
NationsBenefits, LLC	SF	7.00%	12.43%		8/26/2022	8/26/2027		5,078	5,077	5,119	2.5%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	12.43%		8/20/2021	8/26/2027		2,222	889	889	0.4%
NQ PE Project Colosseum Midco Inc.	SF	5.65%	11.04%		10/4/2022	10/4/2028		3,474	3,413	3,508	1.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	11.04%		10/4/2022	10/4/2028		778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	11.04%		10/4/2022	10/4/2028		438	—	—	0.0%
Rockdale Blackhawk, LLC (c)	n/a	n/a	n/a		3/31/2015	n/a	(d)	—	—	527	0.3%
Seran BioScience, LLC	SF	6.25%	11.50%		12/31/2020	7/8/2027		2,438	2,413	2,425	1.2%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.70%		7/8/2022	7/8/2027		2,762	2,540	2,527	1.2%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.70%		8/21/2023	7/8/2027		1,444	—	—	0.0%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.50%		12/31/2020	7/8/2027		444	—	—	0.0%
TigerConnect, Inc.	SF	6.75%	12.27%		2/16/2022	2/16/2028		3,000	2,954	2,940	1.4%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.75%	12.27%		2/16/2022	2/16/2028		225	109	106	0.1%
TigerConnect, Inc. (Revolver) (*)	SF	6.75%	12.27%		2/16/2022	2/16/2028		429	—	—	0.0%
			9.52	% Cash/
Whistler Parent Holdings III, Inc.	SF	8.90%	4.75	% PIK	6/3/2022	6/2/2028		4,500	4,423	4,457	2.1%
			9.52	% Cash/
Whistler Parent Holdings III, Inc.	SF	8.90%	4.75	% PIK	6/3/2022	6/2/2028		56	56	56	0.0%
			9.52	% Cash/
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	4.75	% PIK	6/3/2022	6/2/2028		563	563	557	0.3%
								68,260	58,527	59,270	28.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
			14.65	% Cash/
Amelia Holding II, LLC	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	2,016	$1,963	$2,016	1.1%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	9.26%	14.65%		12/21/2022	12/21/2027	667	293	293	0.1%
			14.65	% Cash/
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	1.00	% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
Arcstor Midco, LLC (Delayed Draw) (*) (**)	SF	8.10%	13.42	% PIK (***)	8/29/2023	3/16/2027	155	104	107	0.1%
Drawbridge Partners, LLC	SF	7.00%	12.39%		9/1/2022	9/1/2028	3,000	2,947	2,978	1.4%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.39%		9/1/2022	9/1/2028	874	392	389	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	12.39%		9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.	SF	6.10%	11.42	% PIK	8/15/2022	10/27/2028	2,140	2,106	2,150	1.0%
Mindbody, Inc.	SF	7.15%	12.52%		2/15/2019	2/14/2025	6,536	6,502	6,526	3.1%
Mindbody, Inc.	SF	7.15%	12.52%		9/22/2021	2/14/2025	474	474	473	0.2%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.52%		2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.	SF	6.76%	12.01%		12/28/2018	12/28/2026	9,500	9,488	9,500	4.6%
Planful, Inc.	SF	6.76%	12.01%		9/12/2022	12/28/2026	530	523	530	0.3%
Planful, Inc.	SF	6.76%	12.01%		1/11/2021	12/28/2026	1,326	1,325	1,326	0.6%
Planful, Inc.	SF	6.76%	12.01%		2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.	SF	6.76%	12.01%		4/5/2023	12/28/2026	707	688	708	0.3%
Planful, Inc. (Revolver)	SF	6.76%	12.01%		12/28/2018	12/28/2026	442	442	442	0.2%
Sparq Holdings, Inc.	SF	6.25%	11.64%		6/16/2023	6/15/2029	998	968	998	0.5%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.64%		6/16/2023	6/15/2029	222	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.64%		6/16/2023	6/15/2029	205	—	—	0.0%
							31,998	29,099	29,320	14.1%

Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	7.25%	12.54%		6/21/2023	6/21/2028	998	964	1,001	0.5%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.15%	12.56%		6/21/2023	6/21/2028	500	29	29	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.15%	12.56%		6/21/2023	6/21/2028	103	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.99%		10/30/2020	10/30/2025	2,431	2,408	2,390	1.2%
North Haven USHC Acquisition, Inc.	SF	6.25%	11.44%		7/29/2022	10/30/2025	2,572	2,546	2,518	1.2%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.99%		3/12/2021	10/30/2025	704	704	692	0.3%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.99%		9/3/2021	10/30/2025	1,423	1,423	1,399	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.44%		7/29/2022	10/30/2025	1,056	—	—	0.0%
North Haven USHC Acquisition, Inc. (Revolver)	SF	6.60%	12.00%		10/30/2020	10/30/2025	416	416	409	0.2%
Relevate Health Group, LLC	SF	6.00%	11.43%		11/20/2020	11/20/2025	1,463	1,449	1,458	0.7%
Relevate Health Group, LLC	SF	6.00%	11.43%		11/20/2020	11/20/2025	654	654	652	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	6.00%	11.43%		11/20/2020	11/20/2025	316	—	—	0.0%
Spherix Global Inc.	SF	8.36%	13.69%		12/22/2021	12/22/2026	1,084	1,070	1,058	0.5%
Spherix Global Inc. (Revolver) (*)	SF	8.36%	13.69%		12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.00%	11.43%		1/28/2020	1/28/2025	4,549	4,514	4,549	2.2%
XanEdu Publishing, Inc.	SF	6.00%	11.43%		8/31/2022	1/28/2025	1,808	1,781	1,812	0.9%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.00%	11.43%		1/28/2020	1/28/2025	742	—	—	0.0%
							20,941	17,958	17,967	8.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	SF	8.26%	13.63%		7/31/2023	1/31/2028	196	$196	$196	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	SF	8.26%	13.66%		9/8/2023	12/12/2028	114	114	114	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	SF	8.26%	13.63%		7/31/2023	1/31/2028	648	648	648	0.3%
							958	958	958	0.5%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.61%	11.93%		1/4/2019	7/3/2025	1,905	1,903	1,878	0.9%
Attom Intermediate Holdco, LLC	SF	6.61%	11.93%		6/25/2020	7/3/2025	464	464	458	0.2%
Attom Intermediate Holdco, LLC	SF	6.61%	11.93%		7/1/2021	7/3/2025	274	270	270	0.1%
Attom Intermediate Holdco, LLC	SF	6.61%	11.93%		8/4/2022	7/3/2025	790	786	779	0.4%
Attom Intermediate Holdco, LLC	SF	6.61%	11.93%		12/22/2022	7/3/2025	399	390	394	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.61%	11.93%		1/4/2019	7/3/2025	320	120	118	0.1%
Bonterra, LLC	SF	7.25%	12.64%		9/8/2021	9/8/2027	13,437	13,302	13,135	6.3%
Bonterra, LLC	SF	8.00%	13.39	% PIK	9/28/2023	9/8/2027	1,902	1,874	1,902	0.9%
Bonterra, LLC (Revolver) (*)	SF	7.25%	12.64%		9/8/2021	9/8/2027	1,069	—	—	0.0%
Chess.com, LLC	SF	6.60%	11.99%		12/31/2021	12/31/2027	5,910	5,821	5,866	2.8%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.99%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	12.68%		2/28/2019	2/28/2025	4,000	3,993	4,000	1.9%
Crownpeak Technology, Inc.	SF	7.25%	12.37%		9/27/2022	2/28/2025	1,273	1,257	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	12.68%		2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	12.68%		9/27/2022	2/28/2025	3,333	3,333	3,333	1.6%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.35%	12.67%		2/28/2019	2/28/2025	500	67	67	0.0%
Sports Operating Holdings II, LLC	SF	5.85%	11.17%		11/3/2022	11/3/2027	2,970	2,907	2,985	1.5%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.17%		11/3/2022	11/3/2027	2,399	242	243	0.1%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.17%		11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.	SF	7.10%	12.35%		1/12/2023	1/12/2028	3,990	3,884	4,016	2.0%
V10 Entertainment, Inc. (Revolver) (*)	SF	7.10%	12.35%		1/12/2023	1/12/2028	458	—	—	0.0%
							46,624	40,673	40,777	19.6%
Retail
			5.44	% Cash/
BLST Operating Company, LLC	SF	9.50%	12.94	% PIK	8/28/2020	8/28/2025	639	402	600	0.3%
							639	402	600	0.3%
Services: Business
			8.95	% Cash/
Aras Corporation	SF	6.90%	3.25	% PIK	4/13/2021	4/13/2027	2,214	2,193	2,231	1.1%
Aras Corporation (Revolver) (*)	P	5.50%	14.00%		4/13/2021	4/13/2027	150	110	110	0.1%
Burroughs, Inc.	SF	6.60%	11.93%		12/22/2017	12/20/2024	4,976	4,976	4,976	2.4%
Burroughs, Inc. (Revolver) (*)	SF	6.60%	11.93%		12/22/2017	12/20/2024	1,215	1,020	1,020	0.5%
HS4 Acquisitionco, Inc.	SF	6.85%	12.17%		7/9/2019	7/9/2025	9,824	9,752	9,804	4.7%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	12.17%		7/9/2019	7/9/2025	817	531	530	0.3%
iCIMS, Inc.	SF	7.25%	12.63%		10/24/2022	8/18/2028	2,500	2,461	2,500	1.2%
Kingsley Gate Partners, LLC	SF	6.15%	11.40%		12/9/2022	12/11/2028	597	586	591	0.3%
Kingsley Gate Partners, LLC	SF	6.15%	11.40%		12/9/2022	12/11/2028	192	192	190	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.15%	11.48%		12/9/2022	12/11/2028	600	132	131	0.1%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.15%	11.48%		12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	7.10%	12.43%		12/8/2022	12/8/2027	2,488	2,422	2,432	1.2%
Prototek LLC (Delayed Draw) (*) (**)	SF	7.00%	12.32%		12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	7.00%	12.32%		12/8/2022	12/8/2027	576	92	90	0.0%
Relativity ODA LLC	SF	6.60%	11.92	% PIK	5/12/2021	5/12/2027	2,107	2,074	2,110	1.0%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.92	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.42%		2/15/2019	9/30/2026	3,353	3,340	3,353	1.6%
Security Services Acquisition Sub Corp.	SF	6.10%	11.42%		2/15/2019	9/30/2026	2,412	2,412	2,412	1.2%
Security Services Acquisition Sub Corp.	SF	6.10%	11.42%		9/30/2021	9/30/2026	7,840	7,793	7,840	3.8%
Security Services Acquisition Sub Corp.	SF	6.10%	11.42%		2/15/2019	9/30/2026	2,119	2,119	2,119	1.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.42%		2/15/2019	9/30/2026	1,524	1,524	1,524	0.7%
Vhagar Purchaser, LLC	SF	7.00%	12.24%		6/9/2023	6/8/2029	3,000	2,915	3,000	1.4%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.37%		6/9/2023	6/8/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.24%		6/9/2023	6/8/2029	333	—	—	0.0%
VPS Holdings, LLC	SF	7.11%	12.43%		10/5/2018	10/4/2024	2,565	2,554	2,570	1.2%
VPS Holdings, LLC	SF	7.11%	12.43%		10/5/2018	10/4/2024	2,107	2,107	2,112	1.0%
VPS Holdings, LLC (Revolver) (*)	SF	7.11%	12.43%		10/5/2018	10/4/2024	1,003	703	703	0.3%
							56,367	52,158	52,498	25.3%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.76%	12.01%		7/14/2022	7/14/2028	7,067	$7,033	$7,067	3.4%
Express Wash Acquisition Company, LLC	SF	6.76%	12.01%		7/14/2022	7/14/2028	1,517	1,517	1,517	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.01%		7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC	SF	6.76%	12.01%		2/28/2022	2/26/2027	1,580	1,556	1,576	0.8%
Kar Wash Holdings, LLC	SF	6.76%	12.01%		2/28/2022	2/26/2027	1,132	1,132	1,129	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.76%	12.04%		8/3/2022	2/26/2027	2,653	2,234	2,229	1.1%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.76%	12.04%		2/28/2022	2/26/2027	571	—	—	0.0%
Mammoth Holdings, LLC	SF	6.76%	12.01%		1/25/2023	10/16/2024	13,770	13,765	13,728	6.6%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.76%	12.01%		10/16/2018	10/16/2024	657	—	—	0.0%
							29,326	27,446	27,455	13.2%
Telecommunications
American Broadband and Telecommunications			18.50	% Cash/
Company LLC (Delayed Draw) (*) (**)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	1,377	1,254	1,293	0.6%
American Broadband and Telecommunications			18.50	% Cash/
Company LLC (Revolver) (*)	P	12.00%	2.00	% PIK	6/10/2022	6/10/2025	500	123	123	0.1%
Calabrio, Inc.	SF	7.13%	12.44%		4/16/2021	4/16/2027	3,400	3,343	3,400	1.6%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.45%		4/16/2021	4/16/2027	409	234	234	0.1%
							5,686	4,954	5,050	2.4%
Wholesale
			12.89	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	12/15/2017	3/29/2024	6,545	6,544	6,134	2.9%
			12.89	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	9/22/2020	3/29/2024	1,696	1,696	1,589	0.8%
			12.89	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	2/16/2021	3/29/2024	3,084	3,084	2,890	1.4%
			12.89	% Cash/
Nearly Natural, Inc.	SF	11.50%	4.00	% PIK	8/28/2019	3/29/2024	1,847	1,847	1,731	0.8%
			12.89	% Cash/
Nearly Natural, Inc. (Revolver)	SF	11.50%	4.00	% PIK	12/15/2017	3/29/2024	2,608	2,608	2,444	1.2%
							15,780	15,779	14,788	7.1%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							390,734	349,243	350,695	169.0%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	SF	8.36%	13.69	% PIK	9/8/2021	9/8/2026	7,697	7,601	7,578	3.6%
							7,697	7,601	7,578	3.6%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Services: Business
ASG II, LLC	SF	6.40%	11.77%		5/25/2022	5/25/2028		1,900	$1,868	$1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.77%		5/25/2022	5/25/2028		285	140	140	0.1%
Onit, Inc.	SF	7.50%	12.84%		12/20/2021	5/2/2025		1,680	1,663	1,680	0.8%
								3,865	3,671	3,720	1.8%
Telecommunications
VB E1, LLC	SF	7.75%	13.14%		11/18/2020	11/18/2026		2,250	2,250	2,250	1.1%
								2,250	2,250	2,250	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans								13,812	13,522	13,548	6.5%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.51%	14.90%		3/25/2022	3/24/2026		5,250	5,210	5,275	2.5%
MoneyLion, Inc. (#)	P	5.75%	14.25%		8/27/2021	10/16/2023		375	373	379	0.2%
								5,625	5,583	5,654	2.7%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00	% PIK	8/9/2021	6/28/2024		845	837	845	0.4%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	4.00	% PIK	7/2/2021	7/2/2026		6,832	6,832	6,716	3.2%
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	4.00	% PIK	5/16/2023	7/2/2026		1,182	1,182	1,162	0.6%
Witkoff/Monroe 700 JV LLC			8.00	% Cash/
(Delayed Draw) (*) (**) (#)	n/a	n/a	4.00	% PIK	9/25/2023	7/22/2026		2,141	614	603	0.3%
								11,000	9,465	9,326	4.5%
High Tech Industries
Arcstor Midco, LLC	SF	7.85%	13.17	% PIK(***)	3/16/2021	3/16/2027		4,572	4,482	2,419	1.1%
Arcstor Midco, LLC	SF	8.10%	13.42	% (***)	7/14/2023	3/16/2027		155	150	155	0.1%
								4,727	4,632	2,574	1.2%

Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	n/a	n/a	n/a	(##)	5/2/2019	n/a	(d)	637	637	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	n/a	n/a	n/a	(##)	11/4/2019	n/a	(d)	122	122	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	n/a	n/a	n/a	(##)	5/2/2019	n/a	(d)	200	200	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	n/a	n/a	n/a	(##)	5/2/2019	n/a	(d)	76	76	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (k)	SF	8.26%	13.63%		7/31/2023	1/31/2028		511	511	463	0.2%
								1,546	1,546	463	0.2%
Retail
Forman Mills, Inc.	n/a	3.90%	3.90	% PIK (***)	4/27/2023	6/20/2028		1,308	1,308	965	0.5%
								1,308	1,308	965	0.5%
Services: Consumer
			14.00	% Cash/
Education Corporation of America	P	11.00%	5.50	% PIK (***)	9/3/2015	n/a	(d)	833	831	2,085	1.0%
								833	831	2,085	1.0%
Total Non-Controlled/Non-Affiliate Junior Secured Loans								25,039	23,365	21,067	10.1%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	—	(##)	4/1/2021	—		—	269	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	—	(##)	8/2/2021	—		—	111	74	0.0%
									380	74	0.0%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	—	(##)	7/29/2021	—	—	$600	$—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	—	(##)	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	—	(##)	2/28/2020	—	—	119	432	0.2%
								119	432	0.2%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00	% PIK	6/18/2018	—	—	501	402	0.2%
								501	402	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	—	(##)	8/3/2021	—	—	81	68	0.0%
								81	68	0.0%
Construction & Building
MEI Buyer LLC (155 shares of common stock)	—	—	—	(##)	6/30/2023	—	—	155	138	0.1%
								155	138	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	10/19/2020	3/17/2028	—	67	264	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	10/19/2021	3/17/2028	—	—	185	0.1%
								67	449	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	—	(##)	12/24/2020	—	—	—	27	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	58	268	0.2%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	9	41	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00	% PIK	11/30/2017	—	—	9	42	0.0%
								77	384	0.2%
FIRE: Real Estate
			8.00	% Cash/
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	4.00	% PIK	7/2/2021	—	—	2	1,806	0.9%
								2	1,806	0.9%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)	n/a	n/a	9.00	% PIK	7/17/2023	—	—	21	21	0.0%
Bluesight, Inc. (11,087 Class B common units)	—	—	—	(##)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	—	(##)	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	—	(##)	6/30/2021	—	—	—	207	0.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	—	—	—	(##)	1/31/2023	—	—	491	500	0.2%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00	% PIK	8/20/2021	—	—	781	730	0.4%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	—	(##)	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	—	(##)	10/4/2022	—	—	327	370	0.2%
Seran BioScience, LLC (33,333 common units) (####)	—	—	—	(##)	12/31/2020	—	—	334	737	0.4%
								2,314	2,774	1.4%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	—	(##)	12/21/2022	12/21/2032	—	$—	$28	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	—	(##)	9/1/2022	—	—	130	132	0.1%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00	% PIK	12/28/2018	—	—	473	860	0.5%
Planful, Inc. (35,791 Class B units)	—	—	—	(##)	5/3/2023	—	—	—	19	0.0%
Recorded Future, Inc. (80,486 Class A units) (e)	—	—	—	(##)	7/3/2019	—	—	81	281	0.1%
Sparq Holdings, Inc. (300,000 shares of common stock)	—	—	—	(##)	6/15/2023	—	—	300	305	0.1%
								984	1,625	0.8%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	—	(##)	12/31/2020	—	—	111	115	0.1%
								111	115	0.1%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (f)	—	—	—	(##)	12/22/2016	—	—	113	229	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (b)	—	—	—	(##)	9/18/2015	9/18/2025	—	—	1,965	1.0%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00	% PIK	11/20/2020	—	—	40	39	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	—	(##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	—	(##)	12/22/2021	—	—	81	54	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00	% PIK	1/28/2020	—	—	49	243	0.1%
								283	2,530	1.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units) (k)	—	—	—	(##)	7/31/2023	—	—	1,480	1,342	0.6%
								1,480	1,342	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	—	(##)	1/4/2019	—	—	297	418	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	—	(##)	12/31/2021	—	—	87	55	0.0%
V10 Entertainment, Inc. (392,157 shares of common units) (g)	—	—	—	(##)	1/12/2023	—	—	203	185	0.1%
								587	658	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	—	(##)	8/28/2020	—	—	712	420	0.2%
								712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	—	(##)	11/1/2017	—	—	395	1,098	0.5%
								395	1,098	0.5%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00	% PIK (***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	n/a	8.00	% PIK	12/28/2020	—	—	125	75	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (h)	—	—	—	(##)	1/4/2021	—	—	250	287	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	—	(##)	2/28/2022	—	—	103	61	0.0%
Kar Wash Holdings, LLC - Series A Preferred Stock (8,619 shares)	—	—	—	(##)	6/27/2023	—	—	11	11	0.0%
								7,981	434	0.3%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	—	(##)	6/10/2022	6/10/2032	—	42	56	0.0%
								42	56	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	—	(##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	—	(##)	8/27/2021	—	—	61	2	0.0%
								214	2	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								17,448	14,807	7.2%
Total Non-Controlled/Non-Affiliate Company Investments								$403,578	$400,117	192.8%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition				Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity		Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	SF	5.61%	10.93%		9/9/2020	6/28/2024		477	$80	$80	0.0%
								477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	8.11%	13.43	% PIK	7/22/2014	12/31/2026		12,411	12,411	8,193	3.9%
American Community Homes, Inc.	SF	12.61%	17.93	% PIK	7/22/2014	12/31/2026		6,105	6,105	4,030	2.0%
American Community Homes, Inc.	SF	8.11%	13.43	% PIK	5/24/2017	12/31/2026		752	752	497	0.2%
American Community Homes, Inc.	SF	8.11%	13.43	% PIK	8/10/2018	12/31/2026		2,766	2,766	1,826	0.9%
American Community Homes, Inc.	SF	8.11%	13.43	% PIK	3/29/2019	12/31/2026		5,121	5,121	3,381	1.6%
American Community Homes, Inc.	SF	8.11%	13.43	% PIK	9/30/2019	12/31/2026		24	24	16	0.0%
American Community Homes, Inc.	SF	8.11%	13.43	% PIK	12/30/2019	12/31/2026		117	117	77	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	8.11%	13.43	% PIK	3/30/2020	12/31/2026		2,500	—	—	0.0%
HFZ Capital Group LLC (#) (i)	P	9.46%	17.96	% PIK	10/20/2017	n/a	(d)	13,242	13,242	16,962	8.2%
HFZ Capital Group LLC (#) (i)	P	9.46%	17.96	% PIK	10/20/2017	n/a	(d)	4,758	4,758	6,094	2.9%
MC Asset Management (Corporate), LLC (#) (i)	L	15.00%	20.53	% PIK	1/26/2021	1/26/2024		9,732	9,732	9,732	4.7%
MC Asset Management (Corporate), LLC (#) (i)	SF	15.00%	20.25	% PIK	4/26/2021	1/26/2024		2,903	2,903	2,903	1.4%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	SF	7.00%	12.33%		8/11/2021	8/9/2024		4,875	4,785	4,761	2.4%
								65,306	62,716	58,472	28.2%
High Tech Industries
			8.65	% Cash/
Mnine Holdings, Inc.	SF	8.26%	5.00	% PIK	11/2/2018	12/30/2024		6,059	6,057	6,059	2.9%
			8.62	% Cash/
Mnine Holdings, Inc.	SF	8.26%	5.00	% PIK	7/27/2023	12/30/2024		53	53	53	0.0%
Mnine Holdings, Inc. (Revolver)	SF	7.26%	12.65%		8/9/2022	12/30/2024		533	533	533	0.3%
								6,645	6,643	6,645	3.2%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	16.94	% (***)	6/25/2019	n/a	(d)	1,356	1,312	424	0.2%
								1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans								73,784	70,751	65,621	31.6%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%		8/6/2021	7/28/2028		5,850	5,850	6,358	3.1%
								5,850	5,850	6,358	3.1%
Total Non-Controlled Affiliate Company Junior Secured Loans								5,850	5,850	6,358	3.1%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

			Interest		Acquisition			Amortized		% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Cost	Fair Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	—	(##)	9/9/2020	—	—	$1,631	$3,183	1.5%
								1,631	3,183	1.5%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	—	(##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (i)	—	—	—	(##)	6/11/2019	—	—	793	1,232	0.6%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	—	(##)	8/6/2021	—	—	3,900	4,239	2.0%
								4,693	5,471	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00	% PIK	2/5/2020	—	—	2,032	1,914	0.9%
Familia Dental Group Holdings, LLC (1,212 Class A units) (####) (j)	—	—	—	(##)	4/8/2016	—	—	4,152	2,351	1.2%
								6,184	4,265	2.1%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	(##)	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	—	(##)	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								13,966	12,919	6.2%
Total Non-Controlled Affiliate Company Investments								$90,567	$84,898	40.9%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—		10/31/2017	—	—	$42,650	$33,269	16.0%
Total Controlled Affiliate Equity Securities								42,650	33,269	16.0%
Total Controlled Affiliate Company Investments								$42,650	$33,269	16.0%

TOTAL INVESTMENTS								$536,795	$518,284	249.7%

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

Derivative Instruments

Foreign currency forward contracts

There were no foreign currency forward contracts held as of September 30, 2023.

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands, except for shares and units)

(∧) All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.

(∧∧) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate (“SOFR” or “SF”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at September 30, 2023. Certain investments are subject to an interest rate floor or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.

(∧∧∧) Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2023 represented 249.7% of the Company’s net assets or 95.5% of the Company’s total assets, are subject to legal restrictions on sales.

(∧∧∧∧) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).

(∧∧∧∧∧) Percentages are based on net assets of $207,555 as of September 30, 2023.

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

(#) This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets totaled 22.5% of the Company’s total assets.

(##) Represents a non-income producing security.

(###) Ownership of certain equity investments may occur through a holding company or partnership.

(####) Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

(*) All or a portion of this commitment was unfunded at September 30, 2023. As such, interest is earned only on the funded portion of this commitment.

(**) This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

(***) This position was on non-accrual status as of September 30, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

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

(e) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.

(f) The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.

(g) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.

(h) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.

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

(j) As of September 30, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $61.

(k) During the three months ended September 30, 2023, the senior secured lender group of Vice Group Inc. (“Vice OldCo”) established Vice Acquisition Holdco, LLC (“Vice NewCo”) in order to acquire a substantial portion of the assets of Vice OldCo as part of a bankruptcy restructuring. Vice NewCo credit bid a portion of the senior secured debt in Vice OldCo to acquire certain assets of Vice OldCo which constitute the ongoing operations of the portfolio company. The Company’s outstanding senior secured debt investment in Vice OldCo was reduced and rolled into new secured debt investments and the remaining amount of the credit bid established the cost basis of its new equity investment. While the Company still has loans outstanding at Vice OldCo, the Company has valued these positions at zero as of the end of the period.

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

MONROE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)

December 31, 2022

(in thousands, except for shares and units)

			Interest		Acquisition				Fair	% of
Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Rate		Date (˄˄˄)	Maturity	Principal	Amortized Cost	Value (˄˄˄˄)	Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	1,691	$1,691	$1,657	0.7%
			4.51	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	11/4/2019	5/12/2023	325	325	318	0.2%
			4.42	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	531	531	520	0.2%
			4.25	% Cash/
Vice Group Holding Inc.	L	12.00%	12.00	% PIK	5/2/2019	5/12/2023	200	200	196	0.1%
							2,747	2,747	2,691	1.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		1/4/2019	7/3/2025	1,920	1,911	1,915	0.9%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		6/25/2020	7/3/2025	468	465	467	0.2%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		7/1/2021	7/3/2025	276	272	275	0.1%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%		8/4/2022	7/3/2025	796	784	794	0.3%
Attom Intermediate Holdco, LLC	SF	6.25%	11.39%		12/22/2022	7/3/2025	400	388	399	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.25%	10.69%		1/4/2019	7/3/2025	320	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings)	L	6.25%	10.98%		9/8/2021	9/8/2027	13,195	13,042	12,898	5.7%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,906	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%		9/8/2021	9/8/2027	1,069	397	389	0.2%
Chess.com, LLC	L	6.50%	11.23%		12/31/2021	12/31/2027	5,955	5,852	5,866	2.6%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%		12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		2/28/2019	2/28/2025	4,000	3,979	4,000	1.8%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		9/27/2022	2/28/2025	1,273	1,252	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	11.47%		2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.41%		9/27/2022	2/28/2025	3,333	3,333	3,333	1.5%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%		2/28/2019	2/28/2025	500	—	—	0.0%
Spectrum Science Communications, LLC	SF	6.25%	10.92%		1/25/2022	1/25/2027	995	979	1,005	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%		1/25/2022	1/25/2027	200	—	—	0.0%
Sports Operating Holdings II, LLC	SF	5.75%	10.17%		11/3/2022	11/3/2027	2,993	2,920	2,918	1.3%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%		11/3/2022	11/3/2027	2,400	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%		11/3/2022	11/3/2027	519	—	—	0.0%
							43,230	35,634	35,592	15.8%
Retail
BLST Operating Company, LLC	L	8.50%	12.62	% (***)	8/28/2020	8/28/2025	588	351	571	0.2%
			11.94	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	1/14/2020	4/30/2024	1,275	1,275	1,253	0.6%
			11.94	% Cash/
Forman Mills, Inc.	SF	9.50%	2.00	% PIK	10/4/2016	4/30/2024	6,909	6,909	6,698	3.0%
							8,772	8,535	8,522	3.8%
Services: Business
			7.16	% Cash/
Aras Corporation	L	7.00%	3.75	% PIK	4/13/2021	4/13/2027	2,155	2,127	2,167	1.0%
Aras Corporation (Revolver) (*)	L	6.50%	9.50%		4/13/2021	4/13/2027	150	50	50	0.0%
Burroughs, Inc.	SF	6.50%	10.72%		12/22/2017	12/22/2023	5,201	5,201	5,201	2.3%
Burroughs, Inc. (Revolver) (*)	SF	6.50%	10.72%		12/22/2017	12/22/2023	1,215	—	—	0.0%
HS4 Acquisitionco, Inc.	L	6.75%	11.14%		7/9/2019	7/9/2025	9,899	9,801	9,855	4.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.14%		7/9/2019	7/9/2025	817	409	407	0.2%
iCIMS, Inc.	SF	7.25%	11.52%		10/24/2022	8/18/2028	2,500	2,457	2,456	1.1%
Kingsley Gate Partners, LLC	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	588	588	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	720	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%		12/9/2022	12/11/2028	600	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%		12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	6.50%	10.83%		12/8/2022	12/8/2027	2,500	2,425	2,425	1.1%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	10.83%		12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	10.83%		12/8/2022	12/8/2027	576	—	—	0.0%
Relativity ODA LLC	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	2,061	2,024	2,060	0.9%
Relativity ODA LLC (Revolver) (*)	L	7.50%	11.89	% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	3,378	3,353	3,372	1.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	2,430	2,430	2,425	1.1%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		9/30/2021	9/30/2026	7,900	7,806	7,884	3.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%		2/15/2019	9/30/2026	2,135	2,135	2,131	0.9%
Security Services Acquisition Sub Corp.	SF	6.00%	10.40%		2/15/2019	9/30/2026	1,535	1,535	1,532	0.7%
ServiceMax, Inc. (#)	L	7.00%	11.12	% PIK	11/1/2021	11/1/2027	3,846	3,786	3,884	1.7%
ServiceMax, Inc. (Revolver) (*) (#)	L	6.00%	10.27	% PIK	11/1/2021	11/1/2027	350	175	175	0.1%
			11.39	% Cash/
VPS Holdings, LLC	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	3,246	3,222	3,252	1.4%
			11.39	% Cash/
VPS Holdings, LLC	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	2,656	2,656	2,661	1.2%
			11.39	% Cash/
VPS Holdings, LLC (Revolver) (*)	L	9.00%	2.00	% PIK	10/5/2018	10/4/2024	1,002	102	102	0.0%
							58,660	52,282	52,627	23.4%

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and nine months ended September 30, 2023, the Company received return of capital distributions from its equity investments of zero. For the three and nine months ended September 30, 2022, the Company received return of capital distributions from its equity investments and its investment in LLC equity in SLF of zero and $290, respectively.

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

Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $4,149 and $4,701 as of September 30, 2023 and December 31, 2022, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2023 totaled $202 and $1,003, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2022 totaled $1,126 and $1,871, respectively. Upon prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended
	September 30,
	2023	2022
Interest income	$12,804	$12,491
PIK interest income	2,430	1,240
Dividend income (1)	1,017	1,051
Fee income (3)	(836)	412
Prepayment gain (loss)	29	495
Accretion of discounts and amortization of premiums	199	227
Total investment income	$15,643	$15,916

	Nine months ended
	September 30,
	2023	2022
Interest income	$37,553	$30,602
PIK interest income	7,193	4,458
Dividend income (2)	3,169	3,108
Fee income (3)	(356)	1,604
Prepayment gain (loss)	378	758
Accretion of discounts and amortization of premiums	857	872
Total investment income	$48,794	$41,402
(1)	Includes PIK dividends of $117 and $124, respectively.
(2)	Includes PIK dividends of $359 and $350, respectively.
(3)	Includes the reversal of $1,046 of previously accrued fee income associated with the Company’s former loan investment in IT Global Holding, LLC.

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

Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $6,155 and $2,835 at September 30, 2023 and December 31, 2022, respectively.

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

Unamortized Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and December 31, 2022, the Company had unamortized deferred financing costs of $3,566 and $4,486 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three and nine months ended September 30, 2023 was $330 and $977, respectively. Amortization of deferred financing costs for the three and nine months ended September 30, 2022 was $522 and $1,613, respectively.

Offering Costs

Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of September 30, 2023 and December 31, 2022, other assets on the consolidated statements of assets and liabilities included $262 and $184, respectively, of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency

As of September 30, 2023, the Company held no investments denominated in a foreign currency. As of December 31, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars.

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

Derivative Instruments

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts is recorded on the Company’s consolidated statements of assets and liabilities by counterparty on a net basis.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the three and nine months ended September 30, 2023, the Company recorded a net expense (benefit) on the consolidated statements of operations of $95 and $345, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2022, the Company recorded a net expense (benefit) on the consolidated statements of operations of ($55) and $64, respectively, for U.S. federal excise tax. As of September 30, 2023 and December 31, 2022, the Company had payables for excise taxes of $106 and $1, respectively, which were included in other assets and accounts payable and accrued expenses, respectively, on the Company’s consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a net tax expense of zero and $150 on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded a net tax expense of $923 and $1,225 on the consolidated statements of operations for these subsidiaries. As of both September 30, 2023 and December 31, 2022, the Company did not have any payables for corporate-level income taxes.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2023. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2023.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2023.

Note 3. Investments

The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$419,994	78.2%	$436,066	75.3%
Unitranche secured loans	13,522	2.5	45,352	7.8
Junior secured loans	29,215	5.4	21,141	3.6
LLC equity interest in SLF	42,650	8.0	42,650	7.4
Equity securities	31,414	5.9	34,098	5.9
Total	$536,795	100.0%	$579,307	100.0%

	September 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$416,316	80.3%	$434,023	80.2%
Unitranche secured loans	13,548	2.6	20,633	3.8
Junior secured loans	27,425	5.3	22,193	4.1
LLC equity interest in SLF	33,269	6.4	35,509	6.6
Equity securities	27,726	5.4	28,682	5.3
Total	$518,284	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2023		December 31, 2022
Amortized Cost:
International	$—	0.0%	$11,860	2.1%
Midwest	163,145	30.4	157,558	27.2
Northeast	106,674	19.9	100,961	17.4
Southeast	158,568	29.5	158,548	27.4
Southwest	25,008	4.7	27,348	4.7
West	83,400	15.5	123,032	21.2
Total	$536,795	100.0%	$579,307	100.0%

	September 30, 2023		December 31, 2022
Fair Value:
International	$—	0.0%	$10,405	1.9%
Midwest	141,810	27.4	143,691	26.6
Northeast	109,509	21.1	104,157	19.2
Southeast	154,441	29.8	155,624	28.8
Southwest	25,931	5.0	28,287	5.2
West	86,593	16.7	98,876	18.3
Total	$518,284	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$7,601	1.4%	$7,461	1.3%
Automotive	17,781	3.3	16,775	2.9
Banking	17,031	3.2	17,790	3.1
Beverage, Food & Tobacco	9,924	1.9	15,625	2.7
Capital Equipment	18,442	3.4	18,615	3.2
Chemicals, Plastics & Rubber	2,917	0.5	2,924	0.5
Construction & Building	8,698	1.6	6,642	1.1
Consumer Goods: Durable	8,792	1.6	9,333	1.6
Consumer Goods: Non-Durable	3,415	0.6	28,276	4.9
Environmental Industries	5,434	1.0	6,164	1.1
FIRE: Finance	14,585	2.7	25,021	4.3
FIRE: Real Estate	86,633	16.1	81,922	14.1
Healthcare & Pharmaceuticals	67,025	12.5	59,659	10.3
High Tech Industries	41,358	7.7	52,385	9.0
Hotels, Gaming & Leisure	111	0.0	2,702	0.5
Investment Funds & Vehicles	42,650	8.0	42,650	7.4
Media: Advertising, Printing & Publishing	18,241	3.4	17,470	3.0
Media: Broadcasting & Subscription	3,984	0.7	2,747	0.5
Media: Diversified & Production	41,260	7.7	36,018	6.2
Retail	2,422	0.5	9,247	1.6
Services: Business	56,224	10.5	56,249	9.7
Services: Consumer	39,028	7.3	40,086	6.9
Telecommunications	7,246	1.4	7,502	1.3
Wholesale	15,993	3.0	16,044	2.8
Total	$536,795	100.0%	$579,307	100.0%

	September 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,578	1.4%	$7,436	1.4%
Automotive	16,626	3.2	16,637	3.1
Banking	16,436	3.2	19,817	3.7
Beverage, Food & Tobacco	11,434	2.2	12,470	2.3
Capital Equipment	18,936	3.6	19,012	3.5
Chemicals, Plastics & Rubber	3,996	0.8	4,445	0.8
Construction & Building	8,800	1.7	6,706	1.2
Consumer Goods: Durable	8,739	1.7	9,338	1.7
Consumer Goods: Non-Durable	3,023	0.6	3,508	0.6
Environmental Industries	5,895	1.1	6,558	1.2
FIRE: Finance	15,037	2.9	23,892	4.4
FIRE: Real Estate	85,387	16.5	82,498	15.2
Healthcare & Pharmaceuticals	66,309	12.8	59,273	11.0
High Tech Industries	40,164	7.7	52,891	9.8
Hotels, Gaming & Leisure	115	0.0	2,720	0.5
Investment Funds & Vehicles	33,269	6.4	35,509	6.6
Media: Advertising, Printing & Publishing	20,497	4.0	19,777	3.7
Media: Broadcasting & Subscription	2,763	0.5	2,691	0.5
Media: Diversified & Production	41,435	8.0	36,164	6.7
Retail	1,985	0.4	9,306	1.7
Services: Business	57,316	11.1	57,308	10.6
Services: Consumer	30,398	5.9	31,324	5.8
Telecommunications	7,356	1.4	7,595	1.4
Wholesale	14,790	2.9	14,165	2.6
Total	$518,284	100.0%	$541,040	100.0%

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

SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both September 30, 2023 and December 31, 2022, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2023 and December 31, 2022, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

As of both September 30, 2023 and December 31, 2022, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both September 30, 2023 and December 31, 2022, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For the three and nine months ended September 30, 2023 and 2022, the Company received $900 and $2,700 of dividend income from its LLC equity interest in SLF, respectively.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2023, SLF incurred $45 and $154 of allocable expenses, respectively. For the three and nine months ended September 30, 2022, SLF incurred $65 and $175 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.

As of September 30, 2023 and December 31, 2022, SLF had total assets at fair value of $158,667 and $192,830, respectively. As of September 30, 2023 and December 31, 2022, SLF had four and one portfolio company investments on non-accrual status with a fair value of $5,397 and $415, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2023 and December 31, 2022, SLF had $3,720 and $4,579, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior secured loans (1)	166,639	197,867
Weighted average current interest rate on senior secured loans (2)	9.7%	9.7%
Number of portfolio company investments in SLF	53	60
Largest portfolio company investment (1)	6,597	6,650
Total of five largest portfolio company investments (1)	26,900	27,026
(1)	Represents outstanding principal amount, excluding unfunded commitments.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2023

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	13.75	% (e)	11/5/2025	2,744	$971
Bromford Industries Limited (c)	P	5.25%	13.75	% (e)	11/5/2025	1,829	648
Trident Maritime Systems, Inc.	SF	5.60%	10.99%		2/26/2027	2,422	2,399
Trident Maritime Systems, Inc.	SF	5.60%	10.99%		2/26/2027	746	739
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.92%		2/26/2027	319	316
						8,060	5,073
Automotive
Accelerate Auto Works Intermediate, LLC	SF	5.15%	10.57%		12/1/2027	1,358	1,344
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	SF	5.15%	10.57%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	5.15%	10.57%		12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.69%		12/14/2026	1,678	1,678
Truck-Lite Co., LLC	SF	6.25%	11.69%		12/14/2026	249	249
Truck-Lite Co., LLC	SF	6.25%	11.69%		12/14/2026	43	43
Wheel Pros, Inc. (f)	SF	4.61%	9.94%		5/11/2028	—	—
						3,848	3,314
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	10.17%		7/3/2025	3,553	3,551
						3,553	3,551
Capital Equipment
DS Parent, Inc.	SF	5.75%	11.34%		12/8/2028	2,738	2,714
MacQueen Equipment, LLC	SF	5.51%	10.90%		1/7/2028	2,080	2,080
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.90%		1/7/2028	591	78
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.90%		1/7/2028	296	—
						5,705	4,872
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.43%		8/2/2024	1,131	1,030
TJC Spartech Acquisition Corp.	SF	4.75%	10.05%		5/5/2028	4,221	3,799
						5,352	4,829
Construction & Building
The Cook & Boardman Group LLC	SF	5.85%	11.18%		10/20/2025	2,857	2,785
						2,857	2,785
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	SF	6.65%	11.89	% (e)	9/30/2027	800	800
Runner Buyer INC.	SF	5.61%	11.04%		10/23/2028	2,955	2,352
						3,755	3,152
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.68%		9/26/2025	2,374	2,018
						2,374	2,018
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.43%		3/17/2025	2,865	2,865
PVHC Holding Corp	SF	5.65%	11.04 0.75	% Cash/ % PIK	2/17/2027	1,897	1,830
						4,762	4,695
Energy: Oil & Gas
Drilling Info Holdings, Inc.	SF	4.35%	9.67%		7/30/2025	4,434	4,299
Offen, Inc.	SF	5.43%	10.46%		6/22/2026	2,249	2,249
Offen, Inc.	SF	5.43%	10.46%		6/22/2026	861	861
						7,544	7,409
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.54%		12/13/2024	2,865	2,865
Harbour Benefit Holdings, Inc.	SF	5.10%	10.42%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.17%		3/27/2026	4,819	4,808
TEAM Public Choices, LLC	SF	5.43%	10.88%		12/17/2027	2,932	2,890
						10,677	10,624
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	6.76%	12.15	% (e)	1/30/2026	4,775	1,892
						4,775	1,892

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.10%	9.42%		11/23/2027	1,955	$1,272
HAH Group Holding Company LLC	SF	5.00%	10.42%		10/29/2027	2,958	2,928
LSCS Holdings, Inc.	SF	4.61%	9.93%		12/15/2028	1,814	1,792
Natus Medical Incorporated	SF	5.50%	11.04%		7/20/2029	4,962	4,665
Paragon Healthcare, Inc.	SF	5.85%	11.17%		1/19/2027	2,111	2,081
Paragon Healthcare, Inc.	SF	5.75%	11.12%		1/19/2027	364	359
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	11.12%		1/19/2027	490	—
Radiology Partners, Inc.	SF	4.68%	10.18%		7/9/2025	4,750	3,599
						19,404	16,696
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.52%		7/2/2026	3,450	3,324
Lightbox Intermediate, L.P.	SF	5.26%	10.65%		5/11/2026	4,788	4,644
TGG TS Acquisition Company	SF	6.61%	11.93%		12/12/2025	2,946	2,886
						11,184	10,854
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.79%		4/27/2029	4,331	4,108
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.79%		4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.65%		6/6/2025	2,256	2,242
Tait LLC	SF	5.00%	10.25%		3/28/2025	4,051	4,027
Tait LLC (Revolver) (d)	SF	5.00%	10.25%		3/28/2025	769	—
						12,032	10,377
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.13%		12/20/2024	6,597	4,823
STATS Intermediate Holdings, LLC	SF	5.51%	10.89%		7/10/2026	4,813	4,548
TA TT Buyer, LLC	SF	5.00%	10.39%		3/30/2029	3,300	3,297
						14,710	12,668
Services: Business
CHA Holdings, Inc	SF	4.76%	10.15%		4/10/2025	1,944	1,913
CHA Holdings, Inc	SF	4.76%	10.15%		4/10/2025	410	403
Eliassen Group, LLC	SF	5.50%	10.84%		4/14/2028	3,227	3,173
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.82%		4/14/2028	740	228
Engage2Excel, Inc.	SF	7.35%	12.21%		12/31/2023	4,282	4,270
Engage2Excel, Inc.	SF	7.35%	12.21%		12/31/2023	773	771
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.69%		12/31/2023	550	550
			10.82	% Cash/
Output Services Group, Inc.	SF	5.25%	1.50	% PIK (e)	6/29/2026	4,812	1,011
Secretariat Advisors LLC	SF	5.01%	10.40%		12/29/2028	1,680	1,663
Secretariat Advisors LLC	SF	5.01%	10.40%		12/29/2028	268	265
SIRVA Worldwide Inc.	SF	5.61%	10.93%		8/4/2025	1,763	1,589
Teneo Holdings LLC	SF	5.35%	10.67%		7/11/2025	4,800	4,809
						25,249	20,645
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.92%		8/1/2025	2,130	2,130
360Holdco, Inc.	SF	5.60%	10.92%		8/1/2025	823	823
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.32%		10/14/2027	2,183	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.43%		3/9/2029	2,463	2,435
						7,599	7,541
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.43%		7/21/2025	1,746	1,665
Mavenir Systems, Inc.	SF	5.11%	10.49%		8/18/2028	1,642	1,310
Sandvine Corporation	SF	4.50%	9.82%		10/31/2025	1,973	1,699
						5,361	4,674
Transportation: Cargo
Keystone Purchaser, LLC	SF	5.75%	10.96%		5/7/2027	4,917	4,880
						4,917	4,880
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.10%	9.42%		10/1/2025	1,664	1,631
Dresser Utility Solutions, LLC	SF	5.35%	10.67%		10/1/2025	243	239
						1,907	1,870
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.92%		6/30/2025	4,736	3,658
						4,736	3,658
Total Non-Controlled/Non-Affiliate Senior Secured Loans						170,361	$148,077

Equity Securities (g) (h)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	—	(i)	—	—	75
							75
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	—	(i)	—	—	—
							—
Total Non-Controlled/Non-Affiliate Equities							$75

TOTAL INVESTMENTS							$148,152
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at September 30, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2023, meaning that we have ceased accruing interest income on the position.
(f)	Investment position or portion thereof unsettled at September 30, 2023.
(g)	Represents less than 5% ownership of the portfolio company’s voting securities.
(h)	Ownership of certain equity investments may occur through a holding company partnership.
(i)	Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity		Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%		11/5/2025		1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%		2/26/2027		746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%		2/26/2027		319	122
							8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%		12/1/2027		1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%		12/1/2027		388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%		12/1/2027		132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%		12/14/2026		43	43
Wheel Pros, Inc.	L	4.50%	8.82%		5/11/2028		1,932	1,321
							5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00	% PIK (e)	n/a	(f)	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%		7/3/2025		3,581	3,581
							4,647	3,996
Capital Equipment
Analogic Corporation	L	5.25%	9.66%		6/24/2024		4,703	4,433
DS Parent, Inc.	L	5.75%	9.92%		12/8/2028		2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%		1/7/2028		2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%		1/7/2028		592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%		1/7/2028		296	—
							10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%		6/15/2023		1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%		5/5/2028		4,253	4,131
							5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%		10/20/2025		2,879	2,458
							2,879	2,458
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%		5/1/2024		1,664	1,166
Runner Buyer INC.	L	5.50%	10.23%		10/23/2028		2,978	2,114
							4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%		9/26/2025		2,393	1,950
							2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%		2/26/2027		4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%		3/17/2025		2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%		8/5/2024		3,184	3,072
							10,297	10,146
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%		7/30/2025		4,469	4,313
Offen, Inc.	L	5.00%	9.38%		6/22/2026		2,249	2,249
Offen, Inc.	L	5.00%	9.38%		6/22/2026		867	867
							7,585	7,429

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)		Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%		12/13/2024	2,901	$2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%		3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%		12/17/2027	2,955	2,822
						10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%		1/30/2026	4,800	4,020
						4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%		11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%		10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%		12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%		7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%		1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%		1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%		1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%		7/9/2025	4,760	4,018
						19,519	17,250
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%		7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%		5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%		12/12/2025	3,190	3,143
						11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%		4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%		4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%		6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%		3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%		3/28/2025	769	—
						12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%		9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%		9/11/2025	167	—
						4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%		12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%		7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%		3/30/2029	3,325	3,242
						14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%		9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%		4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%		4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%		4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%		3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%		3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%		10/21/2024	543	494
			9.80	% Cash/
Output Services Group, Inc.	SF	6.75%	1.50	% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%		12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%		8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%		7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%		11/29/2024	2,362	2,362
						37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%		8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%		8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%		10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%		3/9/2029	2,481	2,322
						7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%		7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%		8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%		10/31/2025	2,000	1,904
						5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%		5/7/2027	4,955	4,955
						4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%		10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%		10/1/2025	245	239
						1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%		6/30/2025	4,774	4,219
						4,774	4,219

TOTAL INVESTMENTS							$183,150

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2022

(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-kind (“PIK”) provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of December 31, 2022. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of December 31, 2022, meaning that the Company has ceased accruing interest income on the position.
(f)	This is a demand note with no stated maturity.

Below is certain summarized financial information for SLF as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022:

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value	$148,152	$183,150
Cash	2,104	1,608
Restricted cash	5,523	6,454
Interest receivable	1,246	1,613
Other assets	1,642	5
Total assets	$158,667	$192,830
Liabilities
Revolving credit facility	$92,064	$122,215
Less: Unamortized deferred financing costs	(919)	(1,518)
Total debt, less unamortized deferred financing costs	91,145	120,697
Interest payable	621	769
Accounts payable and accrued expenses	363	346
Total liabilities	92,129	121,812
Members’ capital	66,538	71,018
Total liabilities and members’ capital	$158,667	$192,830

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Investment income:
Interest income	$3,936	$4,075	$14,017	$10,593
Total investment income	3,936	4,075	14,017	10,593
Expenses:
Interest and other debt financing expenses	2,194	1,669	6,848	3,866
Professional fees	146	203	549	580
Total expenses	2,340	1,872	7,397	4,446
Net investment income (loss)	1,596	2,203	6,620	6,147
Net gain (loss):
Net realized gain (loss) on investments	(274)	—	(814)	—
Net change in unrealized gain (loss) on investments	(2,073)	(2,416)	(4,886)	(10,909)
Net gain (loss)	(2,347)	(2,416)	(5,700)	(10,909)
Net increase (decrease) in members’ capital	$(751)	$(213)	$920	$(4,762)

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

As of September 30, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

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

Fair Value Disclosures

The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$416,316	$416,316
Unitranche secured loans	—	—	13,548	13,548
Junior secured loans	—	—	27,425	27,425
Equity securities	229	—	27,497	27,726
Investments measured at NAV (1) (2)	—	—	—	33,269
Total investments	$229	$—	$484,786	$518,284
Foreign currency forward contracts asset (liability)	$—	$—	$—	$—

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$434,023	$434,023
Unitranche secured loans	—	—	20,633	20,633
Junior secured loans	—	—	22,193	22,193
Equity securities	294	—	28,388	28,682
Investments measured at NAV (1) (2)	—	—	—	35,509
Total investments	$294	$—	$505,237	$541,040
Foreign currency forward contracts asset (liability)	$—	$1,507	$—	$1,507
(1)	Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)	Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.

Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 8.00% to 20.53% at September 30, 2023 and 8.00% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at September 30, 2023 range between October 2023 and July 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of June 30, 2023	$415,873	$13,400	$25,307	$26,034	$480,614
Net realized gain (loss) on investments	—	—	—	6	6
Net change in unrealized gain (loss) on investments	(3,554)	(43)	(690)	(100)	(4,387)
Purchases of investments and other adjustments to cost (1)	13,259	210	1,746	83	15,298
Proceeds from principal payments and sales of investments (2)	(5,971)	(19)	(749)	(6)	(6,745)
Reclassifications (3)	(3,291)	—	1,811	1,480	—
Balance as of September 30, 2023	$416,316	$13,548	$27,425	$27,497	$484,786

	Investments
	Senior	Unitranche	Junior	Equity	Total Level 3
	secured loans	secured loans	secured loans	securities	investments
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
Net realized gain (loss) on investments	(9,787)	(24,768)	—	(4,465)	(39,020)
Net change in unrealized gain (loss) on investments	(2,734)	24,746	(1,743)	1,793	22,062
Purchases of investments and other adjustments to cost (1)	54,107	295	4,564	1,304	60,270
Proceeds from principal payments and sales of investments (2)	(53,234)	(7,358)	(2,168)	(1,003)	(63,763)
Reclassifications (3)	(6,059)	—	4,579	1,480	—
Balance as of September 30, 2023	$416,316	$13,548	$27,425	$27,497	$484,786
(1)	Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)	Represents net proceeds from investments sold and principal paydowns received.
(3)	Represents non-cash reclassification of investment type due to a restructuring.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2022.

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

The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2023, attributable to Level 3 investments still held at September 30, 2023, was ($5,664) and ($9,596), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2022, attributable to Level 3 investments still held at September 30, 2022, was ($6,132) and ($16,041), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022.

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2023 were as follows:

					Weighted
				Unobservable	Average		Range
	Fair Value		Valuation Technique	Input	Mean		Minimum		Maximum
Assets:
Senior secured loans	$270,084		Discounted cash flow	EBITDA multiples	10.5	x	5.8	x	22.0	x
				Market yields	13.7%		9.5%		29.3%
Senior secured loans	108,565		Discounted cash flow	Revenue multiples	5.5	x	0.8	x	11.5	x
				Market yields	12.6%		11.0%		17.5%
Senior secured loans	18,020		Enterprise value	Book value multiples	1.3	x	1.3	x	1.3	x
Senior secured loans	9,191		Liquidation	Probability weighting of alternative outcomes	95.8%		32.4%		100.0%
Senior secured loans	6,752		Enterprise value	Revenue multiples	2.0	x	2.0	x	2.0	x
Senior secured loans	3,104		Enterprise value	EBITDA multiples	8.2	x	5.5	x	8.3	x
Unitranche secured loans	9,828		Discounted cash flow	EBITDA multiples	9.0	x	9.0	x	9.0	x
				Market yields	13.1%		11.8%		13.5%
Unitranche secured loans	3,720		Discounted cash flow	Revenue multiples	9.0	x	6.0	x	12.8	x
				Market yields	13.0%		12.6%		13.4%
Junior secured loans	21,338		Discounted cash flow	Market yields	13.7%		12.9%		15.6%
Junior secured loans	2,574		Enterprise value	Revenue multiples	2.0	x	2.0	x	2.0	x
Junior secured loans	2,085		Liquidation	Probability weighting of alternative outcomes	250.3%		0.0%		250.3%
Junior secured loans	1,428		Discounted cash flow	Revenue multiples	0.4	x	0.1	x	0.8	x
				Market yields	13.3%		12.0%		16.1%
Equity securities	18,542		Enterprise value	EBITDA multiples	9.2	x	5.5	x	19.3	x
Equity securities	5,736		Enterprise value	Revenue multiples	2.1	x	0.7	x	11.5	x
Equity securities	2,442		Option pricing model	Volatility	63.0%		32.0%		72.5%
Equity securities	357		Discounted cash flow	EBITDA multiples	6.0	x	6.0	x	6.0	x
				Market yields	27.5%		27.5%		27.5%
Total Level 3 Assets	$483,766	(1)
(1)	Excludes investments of $1,020 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2023 and December 31, 2022, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s 2026 Notes was $116,903 and $116,995, respectively.

Note 5. Transactions with Affiliated Companies

An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2023 and 2022 were as follows:

				Sales and	PIK			Net
	Fair value at	Transfers	Purchases	paydowns	interest	Discount	Net realized	unrealized	Fair value at
Portfolio Company	December 31, 2022	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	September 30, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$1,165	$—	$—	$(1,925)	$8,193
American Community Homes, Inc.	4,258	—	—	—	757	—	—	(985)	4,030
American Community Homes, Inc.	543	—	—	—	70	—	—	(116)	497
American Community Homes, Inc.	1,996	—	—	—	259	—	—	(429)	1,826
American Community Homes, Inc.	3,694	—	—	—	481	—	—	(794)	3,381
American Community Homes, Inc.	17	—	—	—	2	—	—	(3)	16
American Community Homes, Inc.	85	—	—	—	11	—	—	(19)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	2,745	—	—	(4,271)	18,020

Ascent Midco, LLC	6,217	—	—	(6,175)	—	16	—	(58)	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(55)	1,914
	8,186	—	—	(6,175)	—	16	—	(113)	1,914

C Parent Holdings, LLC.	146	—	—	—	—	—	—	(146)	—
C Parent Holdings, LLC. (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	(146)	—

Familia Dental Group Holdings, LLC (1,212 Class A units)	2,625	—	122	—	—	—	—	(396)	2,351
	2,625	—	122	—	—	—	—	(396)	2,351

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	803	16,962
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	289	6,094
MC Asset Management (Corporate), LLC	8,421	—	—	—	1,311	—	—	—	9,732
MC Asset Management (Corporate), LLC	1,000	—	1,586	—	317	—	—	—	2,903
MC Asset Management (Corporate), LLC (15.9% of interests)	1,291	—	—	—	—	—	—	(59)	1,232
	32,676	—	1,586	—	1,628	—	—	1,033	36,923

Mnine Holdings, Inc.	—	—	105	(52)	—	—	—	—	53
Mnine Holdings, Inc.	5,492	—	—	—	569	12	—	(14)	6,059
Mnine Holdings, Inc.	—	—	—	—	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	214	—	308	—	11	—	—	—	533
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	413	(52)	580	12	—	(14)	6,645

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	42	424
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	42	424

Second Avenue SFR Holdings II LLC (Revolver) (3)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	508	6,358
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	339	4,239
	9,750	—	—	—	—	—	—	847	10,597

TJ Management HoldCo, LLC (Revolver)	80	—	—	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	417	3,183
	2,846	—	—	—	—	—	—	417	3,263
Total non-controlled affiliate company investments	$86,618	$—	$2,121	$(6,227)	$4,953	$28	$—	$(2,595)	$84,898
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$(2,240)	$33,269
	35,509	—	—	—	—	—	—	(2,240)	33,269
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$(2,240)	$33,269

	Fair value at			Sales and	PIK		Net	Net	Fair value at
	December 31,	Transfers	Purchases	paydowns	interest	Discount	realized	unrealized	September
Portfolio Company	2021	in (out)	(cost)	(cost)	(cost)	accretion	gain (loss)	gain (loss)	30, 2022
Non-controlled affiliate company investment:
American Community Homes, Inc.	$10,457	$—	$—	$—	$466	$—	$—	$(1,889)	$9,034
American Community Homes, Inc.	4,753	—	—	—	384	—	—	(888)	4,249
American Community Homes, Inc.	634	—	—	—	28	—	—	(114)	548
American Community Homes, Inc.	3,164	—	—	—	104	—	—	(1,254)	2,014
American Community Homes, Inc.	4,357	—	—	—	192	—	—	(821)	3,728
American Community Homes, Inc.	20	—	—	—	1	—	—	(3)	18
American Community Homes, Inc.	99	—	—	—	4	—	—	(18)	85
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (1)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	1,179	—	—	(5,251)	19,676

Ascent Midco, LLC	6,392	—	—	(130)	—	19	—	(121)	6,160
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(1,136)	1,418
	8,946	—	—	(130)	—	19	—	(1,257)	7,578

Curion Holdings, LLC (2)	4,561	—	—	(4,497)	—	—	—	82	146
Curion Holdings, LLC (Revolver) (2)	550	—	92	(620)	—	—	—	(22)	—
Curion Holdings, LLC (Junior secured loan) (2)	—	—	—	—	—	—	(1)	1	—
Curion Holdings, LLC (Junior secured loan) (2)	—	—	—	—	—	—	—	—	—
Curion Holdings, LLC (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	5,111	—	92	(5,117)	—	—	(1)	61	146

Familia Dental Group Holdings, LLC (1,158 Class A units)	1,919	—	183	—	—	—	—	406	2,508
	1,919	—	183	—	—	—	—	406	2,508

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	804	15,888
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	288	5,708
MC Asset Management (Corporate), LLC	7,154	—	—	—	903	—	—	—	8,057
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	107	—	—	—	957
MC Asset Management (Corporate), LLC (15.9% of interests)	644	—	—	—	—	—	—	107	751
	29,152	—	—	—	1,010	—	—	1,199	31,361

Mnine Holdings, Inc.	5,771	—	—	—	230	12	—	(12)	6,001
Mnine Holdings, Inc. (Revolver)	—	—	240	—	—	—	—	—	240
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	240	—	230	12	—	(12)	6,241

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(206)	426
NECB Collections, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(206)	426

Second Avenue SFR Holdings II LLC (Revolver) (3)	2,104	—	2,681	—	—	—	—	(18)	4,767
	2,104	—	2,681	—	—	—	—	(18)	4,767

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	80	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	(407)	2,741
	3,148	—	80	—	—	—	—	(407)	2,821
Total non-controlled affiliate company investments	$90,281	$—	$3,276	$(5,247)	$2,419	$31	$(1)	$(5,485)	$85,274

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$500	$—	$—	$—	$—	$(5,081)	$36,544
	41,125	—	500	—	—	—	—	(5,081)	36,544
Total controlled affiliate company investments	$41,125	$—	$500	$—	$—	$—	$—	$(5,081)	$36,544
(1)

On December 29, 2022, the Company exercised the American Community Homes, Inc. (“ACH”) warrants held by the Company. The Company acquired 4,940 shares of ACH’s common stock, or 22.3% of the equity, in exchange for a nominal exercise price in accordance with the terms of the warrant.

(2)

During the year ended December 31, 2022, C Parent Holdings, LLC (fka Curion Holdings, LLC) (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at December 31, 2022, represented the remaining expected escrow proceeds associated with the sale. During 2023, all expected proceeds associated with the sale were received. The Company no longer holds an equity investment in Curion as of September 30, 2023.

(3)	Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the nine months ended September 30,
	2023			2022
	Interest	Dividend		Interest	Dividend
Portfolio Company	Income	Income	Fee Income	Income	Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,163	$—	$—	$878	$—	$—
American Community Homes, Inc.	755	—	—	575	—	—
American Community Homes, Inc.	71	—	—	53	—	—
American Community Homes, Inc.	259	—	—	196	—	—
American Community Homes, Inc.	480	—	—	362	—	—
American Community Homes, Inc.	3	—	—	2	—	—
American Community Homes, Inc.	11	—	—	8	—	—
American Community Homes, Inc. (Revolver)	2	—	—	19	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	2,744	—	—	2,093	—	—

Ascent Midco, LLC	384	—	—	359	—	—
Ascent Midco, LLC (Revolver)	2	—	—	3	—	—
Ascent Midco, LLC (Class A units)	—	152	—	—	141	—
	386	152	—	362	141	—

C Parent Holdings, LLC.	172	—	—	1,766	—	—
C Parent Holdings, LLC. (Revolver)	—	—	—	294	—	—
C Parent Holdings, LLC. (Common stock)	—	—	—	—	—	—
	172	—	—	2,060	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,749	—	—	1,430	—	—
HFZ Capital Group, LLC	629	—	—	514	—	—
MC Asset Management (Corporate), LLC	1,417	—	—	940	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	417	—	—	111	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	4,212	—	—	2,995	—	—

Mnine Holdings, Inc.	600	—	—	567	—	—
Mnine Holdings, Inc.	—	—	—	2	—	—
Mnine Holdings, Inc. (Revolver)	47	—	—	—	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	647	—	—	569	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	434	—	—	182	—	—
	434	—	—	182	—	—

SFR Holdco, LLC (Junior secured loan)	351	—	—	351	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	351	—	—	351	—	—

TJ Management HoldCo, LLC (Revolver)	13	—	—	9	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	13	—	—	9	—	—

Total non-controlled affiliate company investments	$8,959	$152	$—	$8,621	$141	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$2,700	$—	$—	$2,700	$—
	—	2,700	—	—	2,700	—
Total controlled affiliate company investments	$—	$2,700	$—	$—	$2,700	$—

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

Base management fees for the three and nine months ended September 30, 2023 were $2,140 and $6,503, respectively. Base management fees for the three and nine months ended September 30, 2022 were $2,222 and $6,834, respectively. MC Advisors elected to voluntarily waive zero and $55 of such base management fees for the three and nine months ended September 30, 2022, respectively. MC Advisors did not waive any base management fees during the three and nine months ended September 30, 2023.

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

The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Part one incentive fees (1)	$1,355	$1,565	$4,493	$2,747
Part two incentive fees (2)	—	—	—	—
Incentive fees, excluding the impact of the incentive fee waiver	1,355	1,565	4,493	2,747
Incentive fee waiver (3)	—	—	—	(525)
Total incentive fees, net of incentive fee waiver	$1,355	$1,565	$4,493	$2,222
(1)	Based on pre-incentive fee net investment income.
(2)	Based upon net realized and unrealized gains and losses, or capital gains. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).
(3)	Represents part one incentive fees waived by MC Advisors.

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2023, the Company incurred $721 and $2,041, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $228 and $707, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2022, the Company incurred $703 and $2,370, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $275 and $908, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2023 and December 31, 2022, $245 and $255, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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

As of September 30, 2023 and December 31, 2022, the Company had accounts payable to members of the Board of $38 and zero, respectively, representing accrued and unpaid fees for their services.

Note 7. Borrowings

In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 163% and 167%, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had U.S. dollar borrowings of $201,100 and $204,600, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero for both the three and nine months ended September 30, 2023, and zero and $157 for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for the nine months ended September 30, 2022.

Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month, or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of September 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.1% and 7.0%, respectively.

2026 Notes: As of both September 30, 2023 and December 31, 2022, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.

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

Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2023	2022
Interest expense - revolving credit facility	$3,989	$2,186
Interest expense - 2026 Notes	1,555	1,555
Amortization of deferred financing costs	330	522
Total interest and other debt financing expenses	$5,874	$4,263
Average debt outstanding	$319,759	$292,879
Average stated interest rate	6.8%	5.0%

	Nine months ended September 30,
	2023	2022
Interest expense - revolving credit facility	$11,536	$5,391
Interest expense - 2026 Notes	4,665	4,665
Interest expense - SBA debentures	—	292
Amortization of deferred financing costs	977	1,613
Total interest and other debt financing expenses	$17,178	$11,961
Average debt outstanding	$322,918	$315,166
Average stated interest rate	6.7%	4.3%

Note 8. Derivative Instruments

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of September 30, 2023, the Company held no foreign currency forward contracts. As of December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.

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

For the three and nine months ended September 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of zero and ($1,507), respectively. For the three and nine months ended September 30, 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero and $1,756, respectively.

For the three and nine months ended September 30, 2022, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of $863 and $1,503, respectively. For the three and nine months ended September 30, 2022, the Company recognized net realized gain (loss) on foreign currency forward contracts of $38 and $69, respectively.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023 and 2022:

							DRIP Shares
			Amount		DRIP	DRIP	Repurchased	Cost of
Date	Record	Payment	Per	Cash	Shares	Shares	in the Open	DRIP Shares
Declared	Date	Date	Share	Distribution	Issued	Value	Market	Repurchased
Nine months ended September 30, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	—	$—	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	0.25	5,417	—	—	9,045	73
September 1, 2023	September 15, 2023	September 29, 2023	0.25	5,417	—	—	16,514	123
Total distributions declared			$0.75	$16,251	—	$—	35,939	$277

Nine months ended September 30, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	—	—	29,655	280
September 1, 2022	September 15, 2022	September 30, 2022	0.25	5,416	—	—	20,789	164
Total distributions declared			$0.75	$16,249	—	$—	75,673	$720

Note 10. Stock Issuances and Repurchases

Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the nine months ended September 30, 2023 and 2022.

Note 11. Commitments and Contingencies

Commitments: As of September 30, 2023 and December 31, 2022, the Company had $41,899 and $63,450, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both September 30, 2023 and December 31, 2022, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2023.

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

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Per share data:
Net asset value at beginning of period	$10.39	$11.51
Net investment income (1)	0.83	0.77
Net gain (loss) (1)	(0.89)	(1.10)
Net increase (decrease) in net assets resulting from operations (1)	(0.06)	(0.33)
Stockholder distributions - income (2)	(0.75)	(0.75)
Net asset value at end of period	$9.58	$10.43
Net assets at end of period	$207,555	$225,956
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$7.45	$7.24
Total return based on market value (3)	(4.08)%	(30.10)%
Total return based on average net asset value (4)	(0.56)%	(3.05)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	11.76%	9.67%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets (5) (6)	18.28%	13.58%
Portfolio turnover (7)	9.91%	17.53%
(1)	Calculated using the weighted average shares outstanding during the periods presented.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2023 and 2022, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculations are not annualized.
(4)	Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculations are not annualized.
(5)	Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)	The following is a schedule of supplemental ratios for the three and nine months ended September 30, 2023 and 2022. These ratios have been annualized unless otherwise noted.

	September 30, 2023	September 30, 2022
Ratio of total investment income to average net assets	30.04%	23.25%
Ratio of interest and other debt financing expenses to average net assets	10.57%	6.72%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	16.21%	12.67%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (7) (8)	2.07%	0.93%
(7)	Ratios are not annualized.
(8)	The ratio of waived incentive fees to average net assets was zero and 0.22% for the nine months ended September 30, 2023 and 2022, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of the ongoing war between Russia and Ukraine or current conflict in Israel and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the impact of changes in London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) on our operating results;
●	the impact of increased competition;
●	the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
●	the impact of future legislation and regulation on our business and our portfolio companies.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2023, our portfolio included approximately 80.3% senior secured loans, 2.6% unitranche secured loans, 5.3% junior secured loans and 11.8% equity securities, compared to December 31, 2022, when our portfolio included approximately 80.2% senior secured loans, 3.8% unitranche secured loans, 4.1% junior secured loans and 11.9% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

Portfolio and Investment Activity

During the three months ended September 30, 2023, we invested $2.0 million in one new portfolio companies and $10.7 million in 29 existing portfolio companies and had $6.7 million in aggregate amount of sales and principal repayments, resulting in net investments of $6.0 million for the period.

During the nine months ended September 30, 2023, we invested $18.1 million in six new portfolio companies and $34.1 million in 43 existing portfolio companies and had $63.7 million in aggregate amount of sales and principal repayments, resulting in net sales and repayments of $11.5 million for the period.

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

The following table shows portfolio yield by security type:

	September 30, 2023		December 31, 2022
	Weighted Average	Weighted	Weighted Average	Weighted
	Annualized	Average	Annualized	Average
	Contractual	Annualized	Contractual	Annualized
	Coupon	Effective	Coupon	Effective
	Yield (1)	Yield (2)	Yield (1)	Yield (2)
Senior secured loans	12.9%	12.9%	11.8%	11.8%
Unitranche secured loans	13.2	14.6	4.8	5.2
Junior secured loans	8.7	8.7	11.4	11.4
Preferred equity securities	2.8	2.8	2.7	2.7
Total	12.4%	12.5%	11.0%	11.0%
(1)	The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of September 30, 2023 and December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield.
(2)	The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both September 30, 2023 and December 31, 2022, there were no loans excluded from the weighted average contractual coupon yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.

The following table shows the composition of our investment portfolio (in thousands):

	September 30, 2023		December 31, 2022
Fair Value:
Senior secured loans	$416,316	80.3%	$434,023	80.2%
Unitranche secured loans	13,548	2.6	20,633	3.8
Junior secured loans	27,425	5.3	22,193	4.1
LLC equity interest in SLF	33,269	6.4	35,509	6.6
Equity securities	27,726	5.4	28,682	5.3
Total	$518,284	100.0%	$541,040	100.0%

Our portfolio composition remained relatively consistent with December 31, 2022. Our effective yields increased from December 31, 2022, driven primarily by increases in LIBOR and SOFR and the exit of certain investments previously on non-accrual status.

The following table shows our portfolio composition by industry (in thousands):

	September 30, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,578	1.4%	$7,436	1.4%
Automotive	16,626	3.2	16,637	3.1
Banking	16,436	3.2	19,817	3.7
Beverage, Food & Tobacco	11,434	2.2	12,470	2.3
Capital Equipment	18,936	3.6	19,012	3.5
Chemicals, Plastics & Rubber	3,996	0.8	4,445	0.8
Construction & Building	8,800	1.7	6,706	1.2
Consumer Goods: Durable	8,739	1.7	9,338	1.7
Consumer Goods: Non-Durable	3,023	0.6	3,508	0.6
Environmental Industries	5,895	1.1	6,558	1.2
FIRE: Finance	15,037	2.9	23,892	4.4
FIRE: Real Estate	85,387	16.5	82,498	15.2
Healthcare & Pharmaceuticals	66,309	12.8	59,273	11.0
High Tech Industries	40,164	7.7	52,891	9.8
Hotels, Gaming & Leisure	115	0.0	2,720	0.5
Investment Funds & Vehicles	33,269	6.4	35,509	6.6
Media: Advertising, Printing & Publishing	20,497	4.0	19,777	3.7
Media: Broadcasting & Subscription	2,763	0.5	2,691	0.5
Media: Diversified & Production	41,435	8.0	36,164	6.7
Retail	1,985	0.4	9,306	1.7
Services: Business	57,316	11.1	57,308	10.6
Services: Consumer	30,398	5.9	31,324	5.8
Telecommunications	7,356	1.4	7,595	1.4
Wholesale	14,790	2.9	14,165	2.6
Total	$518,284	100.0%	$541,040	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2023 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$527	0.1%
2	433,696	83.7
3	75,555	14.6
4	5,032	1.0
5	3,474	0.6
Total	$518,284	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

	Investments at	Percentage of
Investment Performance Risk Rating	Fair Value	Total Investments
1	$766	0.1%
2	469,772	86.8
3	61,501	11.4
4	8,619	1.6
5	382	0.1
Total	$541,040	100.0%

As of September 30, 2023, we had four borrowers with loans or preferred equity securities on non-accrual status (Arcstor Midco, LLC, Education Corporation of America (“ECA”), Forman Mills, Inc. (“Forman Mills”) and NECB Collections, LLC (“NECB”)), and these investments totaled $6.2 million of fair value, or 1.2% of our total investments at fair value at September 30, 2023. As of December 31, 2022, we had four borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, ECA, NECB and Vinci Brands LLC (“Vinci”)), and these investments totaled $2.8 million of fair value, or 0.5% of our total investments at fair value at December 31, 2022.

Results of Operations

Operating results were as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Total investment income	$15,643	$15,916
Total operating expenses, net of base management fee and incentive fee waivers	10,128	8,788
Net investment income before income taxes	5,515	7,128
Income taxes, including excise taxes	95	868
Net investment income	5,420	6,260
Net realized gain (loss) on investments	30	(1,667)
Net realized gain (loss) on extinguishment of debt	—	—
Net realized gain (loss) on foreign currency forward contracts	—	38
Net realized gain (loss) on foreign currency and other transactions	(4)	(1)
Net realized gain (loss)	26	(1,630)
Net change in unrealized gain (loss) on investments	(5,683)	(6,242)
Net change in unrealized gain (loss) on foreign currency forward contracts	—	863
Net change in unrealized gain (loss) on foreign currency and other transactions	1	—
Net change in unrealized gain (loss)	(5,682)	(5,379)
Net increase (decrease) in net assets resulting from operations	$(236)	$(749)

	Nine months ended
	September 30,
	2023	2022
Total investment income	$48,794	$41,402
Total operating expenses, net of base management fee and incentive fee waivers	30,328	23,441
Net investment income before income taxes	18,466	17,961
Income taxes, including excise taxes	495	1,289
Net investment income	17,971	16,672
Net realized gain (loss) on investments	(39,054)	(1,750)
Net realized gain (loss) on extinguishment of debt	—	(1,039)
Net realized gain (loss) on foreign currency forward contracts	1,756	69
Net realized gain (loss) on foreign currency and other transactions	(135)	(38)
Net realized gain (loss)	(37,433)	(2,758)
Net change in unrealized gain (loss) on investments	19,756	(22,847)
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,507)	1,503
Net change in unrealized gain (loss) on foreign currency and other transactions	—	164
Net change in unrealized gain (loss)	18,249	(21,180)
Net increase (decrease) in net assets resulting from operations	$(1,213)	$(7,266)

Investment Income

The composition of our investment income was as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Interest income	$12,804	$12,491
PIK interest income	2,430	1,240
Dividend income (1)	1,017	1,051
Fee income (3)	(836)	412
Prepayment gain (loss)	29	495
Accretion of discounts and amortization of premiums	199	227
Total investment income	$15,643	$15,916

	Nine months ended
	September 30,
	2023	2022
Interest income	$37,553	$30,602
PIK interest income	7,193	4,458
Dividend income (2)	3,169	3,108
Fee income (3)	(356)	1,604
Prepayment gain (loss)	378	758
Accretion of discounts and amortization of premiums	857	872
Total investment income	$48,794	$41,402
(1)	Includes PIK dividends of $117 and $124, respectively.
(2)	Includes PIK dividends of $359 and $350, respectively.
(3)	Includes the reversal of $1,046 of previously accrued fee income associated with our former loan investment in IT Global Holding, LLC.

The decrease in investment income of $0.3 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 was primarily the result of certain non-recurring items impacting each of the periods. The three months ended September 30, 2023 included the reversal of $1.0 million of previously accrued fee income associated with our former loan investment in IT Global Holding, LLC (“IT Global”) and the three months ended September 30, 2022 included the one-

time benefit of $2.0 million in previously unrecorded interest income associated with the repayment of our former loan investment in Curion Holdings, LLC (“Curion”). Excluding these non-recurring items, the increase in investment income was $2.8 million and this increase was primarily the result of an increase in cash and PIK interest income, partially offset by a decline in fee income. The increase in interest income was primarily as a result of an increase in portfolio yield due to the rising interest rate environment.

Excluding the non-recurring items for IT Global and Curion, investment income increased $10.5 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily the result of an increase in cash and PIK interest income, partially offset by a reduction in fee income (loss). The increase in interest income was primarily a result of an increase in the portfolio yield as a result of the rising interest rate environment.

Operating Expenses

The composition of our operating expenses was as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Interest and other debt financing expenses	$5,874	$4,263
Base management fees, net of base management fee waivers (1)	2,140	2,222
Incentive fees, net of incentive fee waivers (2)	1,355	1,565
Professional fees	189	212
Administrative service fees	228	275
General and administrative expenses	304	216
Directors’ fees	38	35
Total operating expenses, net of base management fee and incentive fee waivers	$10,128	$8,788

	Nine months ended
	September 30,
	2023	2022
Interest and other debt financing expenses	$17,178	$11,961
Base management fees, net of base management fee waivers (1)	6,503	6,779
Incentive fees, net of incentive fee waivers (2)	4,493	2,222
Professional fees	541	740
Administrative service fees	707	908
General and administrative expenses	793	722
Directors’ fees	113	109
Total operating expenses, net of base management fee and incentive fee waivers	$30,328	$23,441
(1)	During the three and nine months ended September 30, 2022, MC Advisors elected to voluntarily waive base management fees of zero and $55, respectively. MC Advisors did not waive any base management fees during the three and nine months ended September 30, 2023.
(2)	During the three and nine months ended September 30, 2022, MC Advisors waived part one incentive fees (based on net investment income) of zero and $525, respectively. MC Advisors did not waive any part one incentive fees during the three and nine months ended September 30, 2023. Incentive fees during both the three and nine months ended September 30, 2023 and 2022 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Interest expense - revolving credit facility	$3,989	$2,186
Interest expense - 2026 Notes	1,555	1,555
Amortization of deferred financing costs	330	522
Total interest and other debt financing expenses	$5,874	$4,263
Average debt outstanding	$319,759	$292,879
Average stated interest rate	6.8%	5.0%

	Nine months ended
	September 30,
	2023	2022
Interest expense - revolving credit facility	$11,536	$5,391
Interest expense - 2026 Notes	4,665	4,665
Interest expense - SBA debentures	—	292
Amortization of deferred financing costs	977	1,613
Total interest and other debt financing expenses	$17,178	$11,961
Average debt outstanding	$322,918	$315,166
Average stated interest rate	6.7%	4.3%

The increase in operating expenses of $1.3 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily driven by an increase in interest and other debt financing expenses resulting from higher average debt outstanding and increases in effective interest rates on debt stemming from the rising interest rate environment. The increase in operating expenses was partially offset by a decrease in incentive fees, net of incentive fee waivers, associated with the lower net investment income.

The increase in operating expenses of $6.9 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily driven by an increase in interest and other debt financing expenses resulting from increases in effective interest rates on debt stemming from the rising interest rate environment, and an increase in incentive fees, net of incentive fee waivers, associated with the increase in net investment income.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2023, we recorded a net expense (benefit) on the consolidated statements of operations of $0.1 million and $0.3 million for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2022, we recorded a net expense (benefit) on the consolidated statements of operations of ($0.1) million and $0.1 million for U.S. federal excise tax, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, we recorded a net tax expense of zero and $0.2 million on the consolidated statements of operations for these subsidiaries, respectively. For the three and nine months ended September 30, 2022, we recorded a net tax expense of $0.9 million and $1.2 million on the consolidated statements of operations for these subsidiaries, respectively.

Net Realized Gain (Loss)

During the three months ended September 30, 2023 and 2022, we had sales or dispositions of investments resulting in $30 thousand and ($1.7) million of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2023 and 2022, we had sales or dispositions of investments resulting in ($39.1) million and ($1.7) million of net realized gain (loss) on investments, respectively. The net realized losses during the nine months ended September 30, 2023 were primarily related to the realization of the previously recorded unrealized loss on our investment in Vinci and realizations on California Pizza Kitchen, Inc. and Forman Mills.

During the three and nine months ended September 30, 2022, we recognized a net loss on extinguishment of debt of zero and $1.0 million, respectively, which was due to the repayment of our remaining $56.9 million of Small Business Administration (“SBA”) debentures on March 1, 2022 (primarily comprised of the unamortized deferred financing costs at the time of repayment).

We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended September 30, 2023 and 2022, we had zero and $38 thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the nine months ended September 30, 2023 and 2022, we had $1.8 million and $0.1 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended September 30, 2023 and 2022, we had ($4) thousand and ($1) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. During the nine months ended September 30, 2023 and 2022, we had ($0.1) million and ($38) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.

Net Change in Unrealized Gain (Loss)

For the three months ended September 30, 2023 and 2022, our investments had ($5.7) million and ($6.2) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2023 and 2022, our investments had $19.8 million and ($22.8) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

During the three months ended September 30, 2023, the net change in unrealized gain (loss) on investments was primarily attributable to unrealized mark-to-market losses related to financial performance of a few specific portfolio companies still held in the portfolio that were affected by macroeconomic and idiosyncratic challenges which impacted financial performance and unrealized mark-to-market losses attributable to our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio, which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of the portfolio. For the nine months ended September 30, 2023, the net change in unrealized gain (loss) on investments was primarily attributable to the reversal of previously recorded unrealized losses upon the disposition of certain assets during the period. This was offset by unrealized mark-to-market losses related to financial performance of a few specific portfolio companies still held in the portfolio and unrealized mark-to-market losses attributable to our investment in SLF.

During the three months ended September 30, 2022, the net change in unrealized loss on investments was primarily attributable to fundamental performance of a couple specific portfolio companies and our investment in SLF. For the nine months ended September 30, 2022, our investments had ($22.8) million of net change in unrealized gain (loss). During the nine months ended September 30, 2022, the net change in unrealized loss on investments was primarily attributable to overall market volatility and spread widening in the loan market, including approximately $5.1 million of unrealized losses attributable to our investment in SLF. Additionally, approximately $15.6 million in net unrealized losses were attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of September 30, 2022.

For the three months ended September 30, 2023 and 2022, our foreign currency forward contracts had zero and $0.9 million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2023 and 2022, our foreign currency forward contracts had ($1.5) million and $1.5 million of net change in unrealized gain (loss), respectively. For the three months ended September 30, 2023 and 2022, our foreign currency borrowings and cash denominated in foreign currencies had ($1) thousand and zero of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2023 and 2022, our foreign currency borrowings and cash denominated in foreign currencies had zero and $0.2 million of net change in unrealized gain (loss), respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was ($0.2) million and ($0.7) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was ($0.01) and ($0.03), respectively.

For the nine months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was ($1.2) million and ($7.3) million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2023 and 2022, our per share net increase (decrease) in net assets resulting from operations was ($0.06) and ($0.33), respectively.

The $0.5 million increase during the three months ended September 30, 2023, as compared to the three September 30, 2022, is primarily the result of lower net losses on the portfolio, partially offset by declines in net investment income. The $6.1 million increase during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is primarily the result of lower net losses on the portfolio and the increase in net investment income.

Liquidity and Capital Resources

As of September 30, 2023, we had $5.3 million in cash, $201.1 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $53.9 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.

In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on aggregate borrowings outstanding was 163% and 167%, respectively.

Cash Flows

For the nine months ended September 30, 2023 and 2022, we experienced a net increase (decrease) in cash and restricted cash of $9 thousand and ($10.9) million, respectively. For the nine months ended September 30, 2023 and 2022, operating activities provided $19.8 million and $42.0 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the nine months ended September 30, 2023, we used $19.8 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility. During the nine months ended September 30, 2022, we used $52.9 million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 15, 2023, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both September 30, 2023 and December 31, 2022, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.

Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, we had U.S. dollar borrowings of $201.1 million and $204.6 million, respectively, and borrowings denominated in a foreign currency of zero and zero, respectively. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero for both the three and nine months ended September 30, 2023, and zero and $0.2 million for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($11) thousand for the nine months ended September 30, 2022.

Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of September 30, 2023 and December 31, 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.1% and 7.0%, respectively.

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

Distributions

Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the three and nine months ended September 30, 2023, totaled $5.4 million ($0.25 per share) and $16.2 million ($0.75 per share), respectively. Distributions to stockholders for the three and nine months ended September 30, 2022, totaled $5.4 million ($0.25 per share) and $16.2 million ($0.75 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2023 and 2022, no portion of these distributions would have been characterized as a tax return of capital to stockholders.

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

SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both September 30, 2023 and December 31, 2022, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both September 30, 2023 and December 31, 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.

As of both September 30, 2023 and December 31, 2022, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both September 30, 2023 and December 31, 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.

For both the three and nine months ended September 30, 2023 and 2022, we received $0.9 million and $2.7 million of dividend income from our LLC equity interest in SLF, respectively.

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

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2023, SLF incurred $45 thousand and $0.2 million of allocable expenses, respectively. For the three and nine months ended September 30, 2022, SLF incurred $0.1 million and $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of September 30, 2023 and December 31, 2022, SLF had total assets at fair value of $158.7 million and $192.8 million, respectively. As of September 30, 2023 and December 31, 2022, SLF had four and one portfolio company investments on non-accrual status with fair values of $5.4 million and $0.4 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2023 and December 31, 2022, SLF had $3.7 million and $4.6 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior secured loans (1)	166,639	197,867
Weighted average current interest rate on senior secured loans (2)	9.7%	9.7%
Number of portfolio company investments in SLF	53	60
Largest portfolio company investment (1)	6,597	6,650
Total of five largest portfolio company investments (1)	26,900	27,026
(1)	Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

September 30, 2023

(in thousands)

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	13.75	% (e)	11/5/2025	2,744	$971
Bromford Industries Limited (c)	P	5.25%	13.75	% (e)	11/5/2025	1,829	648
Trident Maritime Systems, Inc.	SF	5.60%	10.99%		2/26/2027	2,422	2,399
Trident Maritime Systems, Inc.	SF	5.60%	10.99%		2/26/2027	746	739
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.92%		2/26/2027	319	316
						8,060	5,073
Automotive
Accelerate Auto Works Intermediate, LLC	SF	5.15%	10.57%		12/1/2027	1,358	1,344
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	SF	5.15%	10.57%		12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	5.15%	10.57%		12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.69%		12/14/2026	1,678	1,678
Truck-Lite Co., LLC	SF	6.25%	11.69%		12/14/2026	249	249
Truck-Lite Co., LLC	SF	6.25%	11.69%		12/14/2026	43	43
Wheel Pros, Inc. (f)	SF	4.61%	9.94%		5/11/2028	—	—
						3,848	3,314
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	10.17%		7/3/2025	3,553	3,551
						3,553	3,551
Capital Equipment
DS Parent, Inc.	SF	5.75%	11.34%		12/8/2028	2,738	2,714
MacQueen Equipment, LLC	SF	5.51%	10.90%		1/7/2028	2,080	2,080
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.90%		1/7/2028	591	78
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.90%		1/7/2028	296	—
						5,705	4,872
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.43%		8/2/2024	1,131	1,030
TJC Spartech Acquisition Corp.	SF	4.75%	10.05%		5/5/2028	4,221	3,799
						5,352	4,829
Construction & Building
The Cook & Boardman Group LLC	SF	5.85%	11.18%		10/20/2025	2,857	2,785
						2,857	2,785
Consumer Goods: Durable
Elevate Textiles, Inc. ( fka International Textile Group, Inc.)	SF	6.65%	11.89	% (e)	9/30/2027	800	800
Runner Buyer INC.	SF	5.61%	11.04%		10/23/2028	2,955	2,352
						3,755	3,152
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.68%		9/26/2025	2,374	2,018
						2,374	2,018
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.43%		3/17/2025	2,865	2,865
			11.04	% Cash/
PVHC Holding Corp	SF	5.65%	0.75	% PIK	2/17/2027	1,897	1,830
						4,762	4,695
Energy: Oil & Gas
Drilling Info Holdings, Inc.	SF	4.35%	9.67%		7/30/2025	4,434	4,299
Offen, Inc.	SF	5.43%	10.46%		6/22/2026	2,249	2,249
Offen, Inc.	SF	5.43%	10.46%		6/22/2026	861	861
						7,544	7,409
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.54%		12/13/2024	2,865	2,865
Harbour Benefit Holdings, Inc.	SF	5.10%	10.42%		12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.17%		3/27/2026	4,819	4,808
TEAM Public Choices, LLC	SF	5.43%	10.88%		12/17/2027	2,932	2,890
						10,677	10,624
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	6.76%	12.15	% (e)	1/30/2026	4,775	1,892
						4,775	1,892

MRCC SENIOR LOAN FUND I, LLC

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

(unaudited)

September 30, 2023

(in thousands)

			Interest
Portfolio Company (a)	Index (b)	Spread (b)	Rate (b)		Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.10%	9.42%		11/23/2027	1,955	$1,272
HAH Group Holding Company LLC	SF	5.00%	10.42%		10/29/2027	2,958	2,928
LSCS Holdings, Inc.	SF	4.61%	9.93%		12/15/2028	1,814	1,792
Natus Medical Incorporated	SF	5.50%	11.04%		7/20/2029	4,962	4,665
Paragon Healthcare, Inc.	SF	5.85%	11.17%		1/19/2027	2,111	2,081
Paragon Healthcare, Inc.	SF	5.75%	11.12%		1/19/2027	364	359
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	11.12%		1/19/2027	490	-
Radiology Partners, Inc.	SF	4.68%	10.18%		7/9/2025	4,750	3,599
						19,404	16,696
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.52%		7/2/2026	3,450	3,324
Lightbox Intermediate, L.P.	SF	5.26%	10.65%		5/11/2026	4,788	4,644
TGG TS Acquisition Company	SF	6.61%	11.93%		12/12/2025	2,946	2,886
						11,184	10,854
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.79%		4/27/2029	4,331	4,108
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.79%		4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.65%		6/6/2025	2,256	2,242
Tait LLC	SF	5.00%	10.25%		3/28/2025	4,051	4,027
Tait LLC (Revolver) (d)	SF	5.00%	10.25%		3/28/2025	769	—
						12,032	10,377
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.13%		12/20/2024	6,597	4,823
STATS Intermediate Holdings, LLC	SF	5.51%	10.89%		7/10/2026	4,813	4,548
TA TT Buyer, LLC	SF	5.00%	10.39%		3/30/2029	3,300	3,297
						14,710	12,668
Services: Business
CHA Holdings, Inc	SF	4.76%	10.15%		4/10/2025	1,944	1,913
CHA Holdings, Inc	SF	4.76%	10.15%		4/10/2025	410	403
Eliassen Group, LLC	SF	5.50%	10.84%		4/14/2028	3,227	3,173
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.82%		4/14/2028	740	228
Engage2Excel, Inc.	SF	7.35%	12.21%		12/31/2023	4,282	4,270
Engage2Excel, Inc.	SF	7.35%	12.21%		12/31/2023	773	771
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.69%		12/31/2023	550	550
			10.82	% Cash/
Output Services Group, Inc.	SF	5.25%	1.50	% PIK (e)	6/29/2026	4,812	1,011
Secretariat Advisors LLC	SF	5.01%	10.40%		12/29/2028	1,680	1,663
Secretariat Advisors LLC	SF	5.01%	10.40%		12/29/2028	268	265
SIRVA Worldwide Inc.	SF	5.61%	10.93%		8/4/2025	1,763	1,589
Teneo Holdings LLC	SF	5.35%	10.67%		7/11/2025	4,800	4,809
						25,249	20,645
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.92%		8/1/2025	2,130	2,130
360Holdco, Inc.	SF	5.60%	10.92%		8/1/2025	823	823
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.32%		10/14/2027	2,183	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.43%		3/9/2029	2,463	2,435
						7,599	7,541
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.43%		7/21/2025	1,746	1,665
Mavenir Systems, Inc.	SF	5.11%	10.49%		8/18/2028	1,642	1,310
Sandvine Corporation	SF	4.50%	9.82%		10/31/2025	1,973	1,699
						5,361	4,674
Transportation: Cargo
Keystone Purchaser, LLC	SF	5.75%	10.96%		5/7/2027	4,917	4,880
						4,917	4,880
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.10%	9.42%		10/1/2025	1,664	1,631
Dresser Utility Solutions, LLC	SF	5.35%	10.67%		10/1/2025	243	239
						1,907	1,870
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.92%		6/30/2025	4,736	3,658
						4,736	3,658
Total Non-Controlled/Non-Affiliate Senior Secured Loans						170,361	$148,077

Equity Securities (g) (h)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	—	(i)	—	—	75
							75
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	—	(i)	—	—	—
							—
Total Non-Controlled/Non-Affiliate Equities							75

TOTAL INVESTMENTS							$148,152
(a)	All investments are U.S. companies unless otherwise noted.
(b)	The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at September 30, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)	This is an international company.
(d)	All or a portion of this commitment was unfunded as of September 30, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)	This position was on non-accrual status as of September 30, 2023, meaning that we have ceased accruing interest income on the position.
(f)	Investment position or portion thereof unsettled at September 30, 2023.
(g)	Represents less than 5% ownership of the portfolio company’s voting securities.
(h)	Ownership of certain equity investments may occur through a holding company partnership.
(i)	Represents a non-income producing security.

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

Below is certain summarized financial information for SLF as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value	$148,152	$183,150
Cash	2,104	1,608
Restricted cash	5,523	6,454
Interest receivable	1,246	1,613
Other assets	1,642	5
Total assets	$158,667	$192,830
Liabilities
Revolving credit facility	$92,064	$122,215
Less: Unamortized deferred financing costs	(919)	(1,518)
Total debt, less unamortized deferred financing costs	91,145	120,697
Interest payable	621	769
Accounts payable and accrued expenses	363	346
Total liabilities	92,129	121,812
Members’ capital	66,538	71,018
Total liabilities and members’ capital	$158,667	$192,830

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Investment income:
Interest income	$3,936	$4,075	$14,017	$10,593
Total investment income	3,936	4,075	14,017	10,593
Expenses:
Interest and other debt financing expenses	2,194	1,669	6,848	3,866
Professional fees	146	203	549	580
Total expenses	2,340	1,872	7,397	4,446
Net investment income (loss)	1,596	2,203	6,620	6,147
Net gain (loss):
Net realized gain (loss) on investments	(274)	—	(814)	—
Net change in unrealized gain (loss) on investments	(2,073)	(2,416)	(4,886)	(10,909)
Net gain (loss)	(2,347)	(2,416)	(5,700)	(10,909)
Net increase (decrease) in members’ capital	$(751)	$(213)	$920	$(4,762)

Related Party Transactions

We have a number of business relationships with affiliated or related parties, including the following:

●	We have an Investment Advisory Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies - Capital Gains Incentive Fee” for additional information.
●	We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

●	SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources - MRCC Senior Loan Fund I, LLC” for additional information.
●	Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board is also a manager of MC Advisors and the Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer and is also a managing director of MC Management.
●	We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.

In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.

Commitments and Contingencies and Off-Balance Sheet Arrangements

Commitments and Contingencies

As of September 30, 2023 and December 31, 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $41.9 million and $63.5 million, respectively. As of both September 30, 2023 and December 31, 2022, we had unfunded commitments to SLF of $7.3 million, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.

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

Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where inflationary pressures have reached historical highs and we are enduring a rate-hiking regime. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the rising rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premia with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to rising rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Since the fourth quarter of 2022, the volume of leveraged buyouts (“LBO”) financed in the direct lending market has been significantly higher than the volume of syndicated LBOs. Alongside retracting valuations, the middle market also saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.

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

As of September 30, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.

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

During the three and nine months ended September 30, 2023 and 2022, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2023.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

	Increase	Increase	Net increase
	(decrease) in	(decrease) in	(decrease) in net
Change in Interest Rates	interest income	interest expense	investment income (1)
Down 25 basis points	$(1,094)	$(503)	$(591)
Up 100 basis points	4,291	1,763	2,528
Up 200 basis points	8,665	3,774	4,891
Up 300 basis points	13,039	5,785	7,254
(1)	Excludes the impact of income-based incentive fees. See Note 6 for more information on income-based incentive fees.

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

Currency Risk

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2023, we held no investments in foreign currencies or foreign currency forward contracts.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans.

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the alternative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement. The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

Date: November 8, 2023	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: November 8, 2023	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation