Form 10-K
period 2023-12-31
MONROE CAPITAL Corp
filed 2024-03-11
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of outstanding common stock held by non-affiliates of the registrant was $170.9 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2023, which is the last business day of the registrant's most recently completed second fiscal quarter.
As of March 8, 2024, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CERTAIN DEFINITIONS
Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:
•“we,” “us,” “our” and the “Company” refer to Monroe Capital Corporation, a Maryland corporation, and its consolidated subsidiaries;
•MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company;
•MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company;
•Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and
•SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of the ongoing military conflict in the Middle East and Europe and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•the impact of higher interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;

•the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
•the impact of future legislation and regulation on our business and our portfolio companies.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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
On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2020, we sold 858,976 shares at an average price of $7.78 per share for gross proceeds of $6.7 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $0.1 million and offering costs were $0.1 million, resulting in net proceeds of approximately $6.5 million. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million. There were no stock issuances through the ATM Program during the years ended December 31, 2023 and 2022.
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
Since the consummation of the Initial Public Offering, we have grown the fair value of our portfolio of investments to approximately $488.4 million at December 31, 2023. Our portfolio at December 31, 2023 consists of 96 different portfolio companies and holdings include senior secured, unitranche secured and junior secured debt and equity investments. As of December 31, 2023, we have borrowed $174.1 million under our revolving credit facility and $130.0 million in aggregate principal amount of senior unsecured notes (“2026 Notes”) outstanding.

Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2023, our portfolio included approximately 79.6% senior secured loans, 2.8% unitranche secured loans, 5.5% junior secured loans and 12.1% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
OUR INVESTMENT ADVISOR
Our investment activities are managed by our investment advisor, MC Advisors. MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their private equity sponsors, analyzing investment opportunities, structuring our investments and managing our investments and portfolio companies on an ongoing basis. MC Advisors was organized in February 2011 and is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
Under our investment advisory and management agreement with MC Advisors (the "Investment Advisory and Management Agreement"), we pay MC Advisors a base management fee and an incentive fee for its services. While not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate.
MC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Monroe Capital’s investment professionals. The senior management team of Monroe Capital, including Theodore L. Koenig and Lewis W. Solimene, Jr., provides investment services to MC Advisors pursuant to a staffing agreement (the “Staffing Agreement”) between MC Management, an affiliate of Monroe Capital, and MC Advisors. Messrs. Koenig and Solimene, Jr. have developed a broad network of contacts within the investment community and average more than 40 years of experience investing in debt and equity securities of lower middle-market companies. In addition, Messrs. Koenig and Solimene, Jr. have extensive experience investing in assets that constitute our primary focus and have expertise in investing throughout all periods of the economic cycle. Monroe Capital’s core team of investment professionals has an established track record in sourcing, underwriting, executing and monitoring transactions.
In addition to his roles with Monroe Capital, Mr. Koenig serves as an interested director on the Board and a member of the MC Advisors' investment committee. Mr. Koenig has approximately 40 years of experience in structuring, negotiating and closing transactions on behalf of asset-backed lenders, commercial finance companies, financial institutions and private equity investors at organizations including Monroe Capital, which Mr. Koenig founded in 2004, and Hilco Capital LP, where he led investments in over 20 companies in the lower middle-market. Mr. Solimene Jr. has more than 40 years of experience in alternative investing, corporate finance, restructuring and special situations experience at organizations including Allstate Investments, Macquarie Capital (USA), Inc., Ernst & Young Corporate Finance, LLC and Banc of America Securities, LLC. Messrs. Koenig and Solimene Jr. are joined on MC Advisors' investment committee of MC Advisors by Michael J. Egan and Jeremy T. VanDerMeid, each of whom is a senior investment professional at Monroe Capital. Mr. Egan has approximately 40 years of experience in commercial finance, credit administration and banking at organizations including Hilco Capital, The CIT Group/Business Credit, Inc., The National Community Bank of New Jersey (The Bank of New York) and KeyCorp. Mr. VanDerMeid has more than 25 years of lending and corporate finance experience at organizations including Morgan Stanley Investment Management, Dymas Capital Management Company, LLC and Heller Financial.

ABOUT MONROE CAPITAL
Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. During the year ended December 31, 2023, Monroe Capital acquired Horizon Technology Finance Management LLC ("Horizon"). Horizon is a leading investment manager of venture debt products for high-growth companies in the technology, life sciences healthcare information and services, and sustainability industries. The acquisition of Horizon augments Monroe Capital's existing platform with an experienced investment team and distinguished track record across multiple market cycles. Unless otherwise noted, all references to Monroe Capital include Horizon.
As of January 1, 2024, Monroe Capital had approximately $18.4 billion in assets under management. Over its twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 590 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2023, Monroe Capital’s investment professionals invested in over 2,100 loans and related investments in an aggregate amount of over $41.3 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.
INVESTMENT STRATEGY
Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation primarily through investments in senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity. We also seek to invest opportunistically in attractively priced, broadly syndicated loans, which should enhance our geographic and industry portfolio diversification and increase our portfolio’s liquidity. We do not target any specific industry, however, as of December 31, 2023, our investments in the FIRE: Real Estate, Healthcare & Pharmaceuticals and Services: Business industries represented approximately 17.4%, 14.2% and 11.6%, respectively, of the fair value of our portfolio. To achieve our investment objective, we utilize the following investment strategy:
Attractive Current Yield on Investment Portfolio. We believe our sourcing network allows us to enter into transactions with attractive yields and investment structures. Based on current market conditions and our pipeline of new investments, we expect our target directly originated senior and unitranche secured debt will have an average maturity of three to seven years and interest rates of 9% to 16%, and we expect our target directly originated junior secured debt and unsecured subordinated debt will have an average maturity of four to seven years and interest rates of 11% to 18%. In addition, based on current market conditions and our pipeline of new investments, we expect that our target debt investments will typically have a variable coupon (with a SOFR floor), may include payment-in-kind (“PIK”) interest (interest that is not received in cash, but added to the principal balance of the loan), and that we will typically receive upfront closing fees of 1% to 4%. We may also receive warrants or other forms of upside equity participation. Our transactions are generally secured and supported by a lien on all assets and/or a pledge of company stock in order to provide priority of return and to influence any corporate actions. Although we will target investments with the characteristics described in this paragraph, we cannot provide assurance that our new investments will have these characteristics and we may enter into investments with different characteristics as the market dictates. For a description of the characteristics of our current investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio and Investment Activity.” Until investment opportunities can be found, we may invest our undeployed capital in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. These temporary investments may have lower yields than our other investments and, accordingly, may result in lower distributions, if any, during such period.

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
BUSINESS STRATEGY
We believe that we represent an attractive investment opportunity for the following reasons:
Deep, Experienced Management Team. We are led by our Chairman and Chief Executive Officer, Theodore L. Koenig, and Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, who also have active roles within MC Advisors. We are managed by MC Advisors, which has access through the Staffing Agreement to Monroe Capital’s experienced team comprised of approximately 250 professionals, including seven senior partners that average more than 30 years of direct lending experience. This extensive experience includes the management of investments with borrowers of varying credit profiles and transactions completed in all phases of the credit cycle. Monroe Capital’s senior investment professionals provide us with a difficult-to-replicate sourcing network and a broad range of transactional, financial, managerial and investment skills. This expertise and experience is supported by administrative and back office personnel focused on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. From Monroe Capital’s formation in 2004 through December 31, 2023, Monroe Capital’s investment professionals invested in over 2,100 loans and related investments in an aggregate amount of over $41.3 billion.
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
Extensive Institutional Platform for Originating Middle-Market Deal Flow. Monroe Capital’s broad network of relationships and significant origination resources enable us to review numerous lending opportunities, permitting us to exercise a high degree of selectivity in terms of loans to which we ultimately commit. Monroe Capital estimates that it reviewed approximately 2,600 investment opportunities during 2023. Monroe Capital’s over 2,100 previously executed transactions, over 590 of which are with current borrowers, offer us another source of deal flow, as these debt investments reach maturity or seek refinancing. We are also positioned to benefit from Monroe Capital’s established brand name, strong track record in partnering with industry participants and reputation for closing deals on time and as committed. Monroe Capital’s senior investment professionals are complemented by extensive experience in capital markets transactions, risk management and portfolio monitoring.

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
We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:
•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.
We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, or if an investment has reached its return target.
Senior Loan Fund. We have invested in SLF, which as of December 31, 2023, consisted of loans to different borrowers in industries similar to the companies in our portfolio. SLF invests primarily in senior secured loans of middle market companies. These senior secured loans are generally similar to our senior secured loans, which are secured by a first lien on some or all of the issuer’s assets and include traditional senior debt and any related revolving or similar credit facility. SLF may also invest in more liquid senior secured loans.
Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $2.0 million to $25.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2023, as well as the top ten industries in which we were invested as of December 31, 2023, in each case excluding SLF, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
HFZ Capital Group, LLC (1)	$37,757	7.7%
American Community Homes, Inc.	17,839	3.7
Security Services Acquisition Sub Corp.	17,185	3.5
Bonterra, LLC	15,475	3.2
NationsBenefits, LLC	15,358	3.1
Nearly Natural, Inc.	15,182	3.1
Planful, Inc	14,355	2.9
Witkoff/Monroe 700 JV LLC	11,477	2.3
HS4 Acquisitionco, Inc.	10,317	2.1
SFR Holdco, LLC	9,911	2.0
Total	$164,856	33.6%

______________________________________________________________
(1)Includes the associated investment in MC Asset Management (Corporate), LLC.

Industry	Fair Value of Investments	Percentage of Total Investments
FIRE: Real Estate	$85,153	17.4%
Healthcare & Pharmaceuticals	69,354	14.2
Services: Business	56,655	11.6
Media: Diversified & Production	41,897	8.6
High Tech Industries	40,723	8.3
Media: Advertising, Printing & Publishing	20,238	4.1
Automotive	18,495	3.8
Services: Consumer	16,772	3.4
FIRE: Finance	15,388	3.2
Banking	15,385	3.2
Total	$380,060	77.8%
INVESTMENT PROCESS OVERVIEW
We view our investment process as consisting of the phases described below:
Origination. MC Advisors seeks to develop investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. MC Advisors manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with ten offices across the United States and Asia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities. In sourcing new transactions, MC Advisors seeks opportunities to work with borrowers primarily domiciled in the United States and Canada and typically focuses on industries in which Monroe Capital has previous lending experience.
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
Credit Approval/Investment Committee Review. MC Advisors employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. MC Advisors’ investment committee considers its comprehensive new business presentation to approve or decline each investment. MC Advisors' investment committee includes Messrs. Koenig, Solimene Jr., Egan and VanDerMeid. The committee is committed to providing a prompt turnaround on investment decisions. Each meeting to approve an investment requires a quorum of at least three members of the investment committee, and each investment must receive unanimous approval by such members of the investment committee.
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	405,888	83.1
3	74,224	15.2
4	4,721	1.0
5	3,553	0.7
Total	$488,386	100.0%
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
We are subject to risks relating to our business and structure
•We depend upon MC Advisors’ senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
•There may be conflicts related to obligations that MC Advisors’ senior investment professionals and members of its investment committee have to other clients.
•Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our stockholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

•An extended disruption in the capital markets and the credit markets could negatively affect us and our portfolio companies.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We maintain a revolving credit facility and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
•We are exposed to risks associated with changes in interest rates.
•Many of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
•Each of MC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
We are subject to risks relating to our investments
•Economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.
•Inflation may adversely affect the business, result of operations and financial condition of our portfolio companies.
•Our portfolio companies consist of and will likely continue to consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•We may be subject to risks associated with our investments in senior loans, junior debt securities, “covenant-lite” loans, unitranche secured loans and securities, bank loans, and securitized products.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.
•Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•Because we do not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•We may not realize gains from our equity investments.

We are subject to risks relating to our securities
•We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
•If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
•Investing in our common stock may involve an above-average degree of risk.
•Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value, and our shares have not traded at or above net asset value since the second quarter of 2022.
•The market price of our securities fluctuates.
•The 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes.
MANAGEMENT AND OTHER AGREEMENTS
MC Advisors is located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. MC Advisors is a registered investment adviser under the Advisers Act. Subject to the overall supervision of our Board and in accordance with the 1940 Act, MC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory and Management Agreement, MC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•assists us in determining what securities we purchase, retain or sell;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•executes, closes, services and monitors the investments we make.
MC Advisors’ services under the Investment Advisory and Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Investment Advisory and Management Agreement
Under the Investment Advisory and Management Agreement with MC Advisors and subject to the overall supervision of our Board, MC Advisors provides investment advisory services to us. For providing these services, MC Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee.
On November 4, 2019, our Board approved a change to the Investment Advisory and Management Agreement to amend the base management fee structure. Effective July 1, 2019, the base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act to give effect to our exemptive relief with respect to MRCC SBIC’s SBA debentures. This change has the effect of reducing our base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.

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
We pay MC Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 2% (8% annually);
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide MC Advisors with 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and
•20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.
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
(1)Represents 8.0% annualized hurdle rate.
(2)Represents 1.75% annualized base management fee.
(3)The “catch-up” provision is intended to provide our investment advisor with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.
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
(1)Represents 8.0% annualized hurdle rate.
(2)Represents 1.75% annualized base management fee.
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

The capital gains incentive fee, if any, would be:
Year 1: None
Year 2: $5 million capital gains incentive fee — 20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)
Year 3: $1.4 million capital gains incentive fee (1) — $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains incentive fee received in Year 2
Year 4: None
Year 5: None — $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains incentive fee paid in Year 2 and Year 3 (2)
*The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized, and actual returns may vary from those shown in this example.
(1)As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on the fiscal year end of such year.
(2)As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment advisor ($6.4 million) is effectively greater than $5 million (20% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25 million)).
Payment of Our Expenses
All investment professionals of MC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by MC Advisors and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation:
•organization and offering;
•calculating our net asset value (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by MC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investment and monitoring our investments and portfolio companies on an ongoing basis (although none of MC Advisors’ duties will be subcontracted to sub-advisors);
•interest payable on debt, if any, incurred to finance our investments;
•offerings of our common stock and other securities;
•investment advisory fees;
•administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and MC Management based upon our allocable portion of MC Management’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer, and their respective staffs);
•transfer agent, dividend agent and custodial fees and expenses;
•federal and state registration fees;

•all costs of registration and listing our shares on any securities exchange;
•federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•proxy voting expenses; and
•all other expenses incurred by us or MC Management in connection with administering our business.
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
MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to MC Management. We reimburse MC Management for the allocable portion (subject to the review and approval of our Board) of MC Management’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. For the years ended December 31, 2023, 2022 and 2021, we incurred $2.8 million, $3.1 million and $3.4 million in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, respectively, of which $0.9 million, $1.2 million and $1.4 million, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management.
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

Board Approval of the Investment Advisory and Management Agreement and Staffing Agreement
At a meeting of our Board held on August 3, 2023, our Board, including directors who are not “interested persons” as defined in the 1940 Act, voted unanimously to approve and continue the Investment Advisory and Management Agreement for another annual period in accordance with the requirements of the 1940 Act. The approval included consideration and approval of the specific individuals provided through the Staffing Agreement between MC Advisors and MC Management that comprise our investment committee. In reaching a decision to approve and continue the Investment Advisory and Management Agreement and investment committee, the Board reviewed a significant amount of information and considered, among other things:
•Nature, Quality and Extent of Services. Our Board reviewed information about the services to be performed and the personnel performing such services under the Investment Advisory and Management Agreement and Staffing Agreement, including the specific approval of the members of the investment committee to be provided pursuant to the Staffing Agreement. Our Board considered the nature, extent and quality of the investment selection process employed by MC Advisors and the experience of the members of the investment committee. Our Board concluded that the services to be provided under the Investment Advisory and Management Agreement are consistent with those of comparable BDCs described in the available market data.
•The reasonableness of the fees paid to MC Advisors. Our Board considered comparative data based on publicly available information on other BDCs with respect to services rendered and the advisory fees (including the management fees and incentive fees) of other BDCs as well as our projected operating expenses and expense ratio compared to other BDCs. Our Board also considered the profitability of MC Advisors. Based upon its review, our Board concluded that the fees to be paid under the Investment Advisory and Management Agreement are reasonable compared to other BDCs.
•Investment Performance. Our Board reviewed our investment performance as well as comparative data with respect to the investment performance of other externally managed BDCs. Our Board concluded that MC Advisors was delivering results consistent with our investment objective over the most recently completed period.
•Economies of Scale. Our Board addressed the potential for MC Advisors to realize economies of scale in managing our assets, and determined that at this time they did not expect economies of scale to be realized by MC Advisors.
Based on the information reviewed and the discussions detailed above, our Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory and Management Agreement and its continuation as being in the best interests of our stockholders. MC Advisors bears all expenses related to the services and personnel provided pursuant to the Staffing Agreement.
VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE
The net asset value per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. We calculate the value of our total assets in accordance with the following procedures.
For periods prior to September 30, 2022, the Board determined the fair value of our investments in good faith on a quarterly basis. On September 30, 2022, pursuant to SEC Rule 2a-5 under the 1940 Act, the Board designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

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
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment is valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.
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
COMPETITION
We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including other BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may invest in areas they have not traditionally invested in or from which they had withdrawn during the recent economic downturn, including investing in middle-market companies. As a result, competition for investments in lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.
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
TAXATION AS A RIC
If we continue to:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding years (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end. For the years ended December 31, 2023, 2022 and 2021, we recorded $0.5 million, $0.1 million and $0.3 million on our consolidated statements of operations for U.S. federal excise taxes.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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
We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act without obtaining exemptive relief and complying with certain conditions under the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed to the extent permitted by law without stockholder approval.
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
On October 2, 2014, we received exemptive relief from the SEC which permitted us to exclude the debt of MRCC SBIC guaranteed by the SBA from the asset coverage test under the 1940 Act. The exemptive relief provided us with increased flexibility under the asset coverage test by permitting us to borrow, through MRCC SBIC, more than we would otherwise be able to absent the receipt of this exemptive relief. This provided us with increased investment flexibility but also increased our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”
QUALIFYING ASSETS
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:
(a)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•satisfies either of the following:
•does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
•is controlled by a BDC or a group of companies including a BDC, and such BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(b)Securities of any eligible portfolio company which we control.
(c)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization, or, if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity securities of the eligible portfolio company.
(e)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
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
MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order for portfolio securities to qualify as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. MC Advisors or its affiliates provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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
SENIOR SECURITIES
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly-owned subsidiaries, including MRCC SBIC prior to its dissolution, for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. On October 2, 2014, we received exemptive relief from the SEC which permitted us to exclude the debt of our SBIC subsidiaries from our asset coverage test under the 1940 Act. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital” and “Risk Factors — Risks Relating to Our Business and Structure — We maintain a revolving credit facility and use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.”
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
Proxy Voting Records
You may obtain information about how we voted proxies for the Company by making a written request for proxy voting information to: Monroe Capital Corporation, 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606, Attention: Chief Compliance Officer, or by calling Monroe Capital Corporation at (312) 258-8300. The SEC also maintains a website at www.sec.gov that contains such information.
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
OTHER
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the Company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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
On October 15, 2014, as amended on January 10, 2023, we, along with MC Advisors and certain other funds and accounts sponsored or managed by MC Advisors and its affiliates, received exemptive relief from the SEC (the "Order") that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by MC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
POLICIES AND PROCEDURES FOR MANAGING CONFLICTS
As of December 31, 2023, affiliates of MC Advisors manage other assets in 13 closed-end funds, two small business investment companies, 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focuses on similar investment types, but which may be backed by venture capital. In addition, MC Advisors manages a private BDC, Monroe Capital Income Plus Corporation, and it may manage other entities in the future with an investment focus similar to ours. To the extent that we compete with entities managed by MC Advisors or any of its affiliates for a particular investment opportunity, MC Advisors will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (a) its internal conflict of interest and allocation policies, (b) the requirements of the Advisers Act and (c) certain restrictions under the 1940 Act and rules thereunder regarding co-investments with affiliates. MC Advisors’ allocation policies are intended to ensure that we may generally share equitably with other investment funds or other investment vehicles managed by MC Advisors or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other investment funds or other investment vehicles.
MC Advisors and/or its affiliates may in the future sponsor or manage investment funds, accounts, or other investment vehicles with similar or overlapping investment strategies and have put in place a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. MC Advisors will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by MC Advisors and its affiliates. The Order received by MC Advisors and affiliates from the SEC permits greater flexibility relating to co-investments, subject to certain conditions. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MC Advisors and approved by our Board, including a majority of our independent directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Board, including a majority of our independent directors. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures which will generally require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time.

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
ITEM 1A. RISK FACTORS
Investing in our securities involves a number of significant risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. In addition, there will be occasions when MC Advisors and its affiliates may encounter potential conflicts of interest in connection with the Company.
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
The senior investment professionals and members of the investment committee of MC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Messrs. Koenig, Solimene Jr., Egan and VanDerMeid, who comprise MC Advisors' investment committee, have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
As of December 31, 2023, MC Advisors manages other assets in a private BDC, and affiliates of MC Advisors manage other assets in 13 closed-end funds, two small business investment companies and 25 private funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies and one BDC which focus on similar investment types, but which may be backed by venture capital and private equity investors. Except for the private BDC, none of these funds are registered with the SEC. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among the participating funds, including us, in proportion to the relative amounts of capital available for new investments, taking into account such factors as Monroe Capital may determine appropriate, including, without limitation, investment objectives, legal or regulatory restrictions, current holdings, availability of capital for investment, immediately available cash, the size of investments generally, risk-return considerations, relative exposure to market trends, maintenance of targeted leverage level, targeted asset mix, target investment return, diversification requirements, strategic objectives, specific liquidity requirements, tax consequences, limitations and restrictions on a fund’s portfolio that are imposed by such fund’s governing board or documents, or other considerations or factors that Monroe Capital deems necessary or appropriate in light of the circumstances at such time (collectively, the “Allocation Criteria”). We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us.
In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
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
In the course of our investing activities, we pay management and incentive fees to MC Advisors. Management fees are based on our total assets (which include assets financed using leverage but exclude cash and cash equivalents). As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including financed using leverage but excluding cash and cash equivalents, MC Advisors benefits when we incur debt or otherwise use leverage. This fee structure may encourage MC Advisors to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our Board is charged with protecting our interests by monitoring how MC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each investment, our independent directors periodically review MC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
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
We may, however, co-invest with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with MC Advisors’ affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, the Order and MC Advisors’ allocation policy, which the investment committee of MC Advisors maintains in writing. The allocation policy further provides that allocations among us and these other funds are generally made in proportion to the relative amounts of capital available for new investments taking into account the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
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
We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2012, have qualified in each taxable year since, and intend to continue to qualify to be treated as a RIC; however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
An extended disruption in the capital markets and the credit markets could negatively affect us and our portfolio companies.
As a BDC, it is necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. The capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry, including the bankruptcy of, the acquisition of, or government intervention in the affairs of financial institutions, and the impact of new legislation in response to those conditions could restrict our business operations or the business operations of our portfolio companies and could adversely impact our results of operations and financial condition or results of operations and financial condition of our portfolio companies.

We access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments.
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
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
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
As a BDC, we generally are not able to issue our common stock at a price below net asset value per share without first obtaining the approval of our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then percentage ownership of our stockholders at that time would decrease, and you might experience dilution. We have stockholder approval to sell our common stock below net asset value through June 15, 2024. We may seek further stockholder approval to sell shares below net asset value in the future.
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
We maintain a revolving credit facility, have issued debt securities and may borrow money, including through the issuance of additional debt securities or preferred stock, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:
•our common stock is exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•our ability to pay distributions on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;
•any credit facility is subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
•our revolving credit facility with ING Capital LLC, as agent, is, and any other credit facility we may enter into would be, subject to various financial and operating covenants, including that our portfolio of investments satisfies certain eligibility and concentration limits as well as valuation methodologies;
•such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;
•we bear the cost of issuing and paying interest or distributions on such securities, which costs are entirely borne by our common stockholders; and
•any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	‑10%	‑5%	0%	5%	10%
Corresponding return to common stockholder (2)(3)	(35.33%)	(22.73%)	(10.13%)	2.46%	15.06%
______________________________________________________________
(1)The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance.
(2)Assumes $513.2 million in total assets, $309.5 million in debt outstanding, of which $304.1 million is senior securities outstanding, $203.7 million in net assets and an average cost of funds of 6.67%, which was the weighted average interest rate of borrowing on our revolving credit facility and 2026 Notes as of December 31, 2023. The interest rate on our revolving credit facility is a variable rate. Actual interest payments may be different.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2023 total portfolio assets of at least 4.02%.
The majority of our assets are subject to security interests under our revolving credit facility and if we default on our obligations under such facility, we may suffer adverse consequences, including foreclosure on our assets.
As of December 31, 2023, the majority of our assets (excluding, among other things, investments held in and by certain of our subsidiaries) were pledged as collateral under our revolving credit facility. If we default on our obligations under this facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.
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
To the extent we continue to use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of higher interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has adopted rules that, among other matters, establish a framework for the reporting of climate-related risks. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We are exposed to risks associated with changes in interest rates.
Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income while an increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.
An increase in interest rates available to investors could also make investment in our common stock less attractive unless we are able to increase our dividend rate. In periods of higher interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, higher interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, higher interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate ("SOFR") floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, higher interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate investments will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Higher interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, higher interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
To the extent that we continue to make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the incentive fee payable to MC Advisors.
General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in Section 55(a) of the 1940 Act. See “Business — Qualifying Assets.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our Valuation Designee. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The U.S. government has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
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

MC Advisors can resign on 60 days’ notice under the Investment Advisory and Management Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
Many of our portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.
Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, our operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom the Company, its portfolio companies, and/or the Adviser transact may inhibit the ability of the Company or its portfolio companies to access depository accounts. In such cases, the Company may be forced to delay or forgo investments, resulting in lower Company performance. In the event of such a failure of a banking institution where the Company or one or more of its portfolio companies holds depository accounts, access to such accounts could be restricted and U.S. FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, the Company and its affected portfolio companies would not recover such excess, uninsured amounts. To the extent that the Company or the portfolio companies are impacted, their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.
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
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies' operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and may continue raising, certain benchmark interest rates in an effort to combat inflation. See “We are exposed to risks associated with changes in interest rates.”

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

We and our portfolio companies may maintain cash balances at financial institutions and exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
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

Our portfolio companies consist of and will likely continue to consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
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
Investing in lower middle-market companies involves a number of significant risks, including that lower middle-market companies:
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;
•may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
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
We may be subject to risks associated with our investments in senior secured loans.
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
We may be subject to risks associated with “covenant-lite” loans.
Certain loans in which we invest may be “covenant-lite.” We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
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
We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and

•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
In analyzing each bank loan or participation, MC Advisors compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.
Loans may become nonperforming for a variety of reasons.
A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.
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
We may be subject to risks associated with real estate-related investments.
As of December 31, 2023, our investments in the FIRE: Real Estate industry represented approximately 17.4% of the fair value of our portfolio. We may invest portions of our portfolio in the real estate industry, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond our control. Any of these factors could lead to a significant decline in the value of our real estate-related investments, and could in turn, materially adversely affect our business, financial condition and results of operations.
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
As of December 31, 2023, our investments in the Services: Business industry represented approximately 11.6% of the fair value of our portfolio. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
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
As of December 31, 2023, our investments in the Healthcare & Pharmaceuticals industry represented approximately 14.2% of the fair value of our portfolio. We invest in healthcare and pharmaceutical services companies. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry sector. As Health Insurance Reform Legislation is implemented, our portfolio companies in this industry sector may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments include original issue discount ("OID"), components and may include PIK interest or PIK dividend components. For the year ended December 31, 2023, PIK interest and PIK dividends comprised approximately 14.6% and 0.7% of our investment income, respectively. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities;
•The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments;
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation;
•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral;

•OID instruments generally represent a significantly higher credit risk than coupon loans;
•OID income received by us may create uncertainty about the source of our cash distributions to stockholders. For accounting purposes, any cash distributions to stockholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the stockholders, Section 19(a) of the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital;
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to stockholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure; and
•OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche secured transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
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
The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other territory of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.
To the extent that these investments are denominated in a foreign currency, we may engage in hedging transactions. Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We may, for example, use instruments such as interest rate swaps, caps, collars and floors, forward contracts or currency options or borrow under a revolving credit facility in foreign currencies to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission.

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
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

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
Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value, and our shares have not traded at or above net asset value since the second quarter of 2022.
Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. Our common stock has not traded at or above net asset value since the second quarter of 2022, and we cannot predict whether our common stock will trade at, above or below net asset value.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. The SEC staff has taken the position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Acquisition Act. As a result, we may amend our bylaws to be subject to the Maryland Control Share Acquisition Act, only if the Board determines that it would be in our best interests, including in light of the Board’s fiduciary obligations, applicable federal and state laws, and the particular facts and circumstances surrounding the Board’s decision. If such conditions are met, and we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.
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
The market price of our securities fluctuates.
The market price and liquidity of the market for our securities fluctuates and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors may include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes or perceived changes in earnings or variations in operating results;
•changes or perceived changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of MC Advisors’ key personnel;
•the occurrence of one or more natural disasters, pandemic outbreaks or other health crises;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.

Risks Relating to the 2026 Notes
The 4.75% Notes due 2026 (the “2026 Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
The 2026 Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have incurred or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes. As of December 31, 2023, we had $174.1 million in outstanding indebtedness under the revolving credit facility. The indebtedness under the revolving credit facility is effectively senior to the 2026 Notes to the extent of the value of the assets securing such indebtedness.
The 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2026 Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2026 Notes, and the 2026 Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2026 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the 2026 Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the 2026 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries. As of December 31, 2023, our subsidiaries did not have any outstanding indebtedness. Certain of these entities currently serve as guarantors under our revolving credit facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the 2026 Notes.
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
The indenture under which the 2026 Notes are issued offers limited protection to holders of the 2026 Notes. The terms of the indenture and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investments in the 2026 Notes. In particular, the terms of the indenture and the 2026 Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2026 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC, which generally prohibit us from incurring additional indebtedness, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes, including subordinated indebtedness, except that we have agreed that, for the period of time during which the 2026 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Code; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act were currently applicable to us, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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
As of December 31, 2023, we had approximately $174.1 million of indebtedness outstanding under the revolving credit facility. Any default under the agreements governing our indebtedness, including a default under the revolving credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by lenders or the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes and substantially decrease the market value of the 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness, including the 2026 Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving credit facility or other debt we may incur in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, including the ongoing conflicts in the Middle East and Europe, global health emergencies, including the COVID-19 pandemic or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
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

We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We rely on the cybersecurity strategy and policies implemented by Monroe Capital, the parent of both MC Advisors and MC Management that also apply to the Company. Monroe Capital’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Monroe Capital’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Monroe Capital’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Monroe Capital has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

Monroe Capital’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Monroe Capital prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, MC Advisors or MC Management. Monroe Capital’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our investment adviser or our administrator, is integrated into Monroe Capital’s enterprise risk management program, which is overseen by the Monroe Capital Operations and Risk Committee (“ORC”), as discussed below. In addition, Monroe Capital periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

The Monroe Capital cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of MC Advisors and MC Management. Monroe Capital also has annual certification requirements for employees, including employees who provide services to us pursuant to our Investment Advisory and Management Agreement and our Administration Agreement with respect to certain policies supporting the cybersecurity program. Monroe Capital undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Monroe Capital’s and our critical third-party vendors and other partners. Monroe Capital also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, MC Advisors or MC Management, Monroe Capital has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Monroe Capital, including coordinating with the relevant employees of MC Advisors and MC Management. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Monroe Capital’s Head of Information Technology, and the Computer Security Incident Response Team (“CSIRT”), as appropriate, escalation to the full ORC and/or an internal ad hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Monroe Capital, as well as to the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) and to our full Board, if appropriate.

Risk Management and Strategy

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”

To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have a implemented an incident and event response program. That program is a component of our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. The program is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as a violation or imminent threat of violation of information security policies, acceptable use policies, or standard computer security practices) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.

The CSIRT maintains overall responsibility for addressing and resolving incidents that occur at Monroe Capital. The CSIRT: (i) coordinates efforts in response to incidents; (ii) manages the assessment, recovery, and remediation efforts related to incidents; (iii) manages communication, both internal and external, regarding incidents; and (iv) manages notification of regulatory bodies as required by law in response to incidents.

We contract with a third-party vendor (oversight for which is outlined in our Vendor Risk Management Policy) who monitors our information systems for suspicious activity, such as unauthorized intrusions. Suspected or confirmed threats, incidents, or events, however, also may be reported by employees, intrusion detection systems, third-party servicers, or government entities. Once reported, cybersecurity incidents are to be brought to the attention of the Head of Information Technology, the ORC and the CSIRT, which provides status updates to the Information Security Committee (“ISC”), with the frequency of such updates depending upon the perceived threat level of the reported incident.

After receiving notice of a cybersecurity threat, such threats are investigated to determine whether an actual incident has occurred and, if so, whether a more thorough assessment by the entire ISC is appropriate. During these assessments, steps may be taken to isolate affected systems. Outside advisors may be employed regarding the cybersecurity threat, including to conduct legal and forensic investigations and work with other third parties who might be engaged to assist in any response and associated publicity.

During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. The Head of Information Technology will note the classification of the information potentially impacted, paying close attention to information classified as personally identifiable information and sensitive. The Head of Information Technology and appropriate personnel will determine whether the incident is likely to affect ongoing business operations. If such is the case (e.g., contamination is widespread across production systems), Monroe Capital’s Incident Response Plan and Business Continuity Plan shall be invoked, as necessary. In determining the level of response, we have identified three criticality levels of incidents and events based upon the following criteria:

•Risk to confidential data
•Risk to business continuity
•Risk to critical systems
•Revenue impact
•Client impact

Incident and risk event levels each vary from level 3 (or low) risk to level 1 (high) risk. The determination of the incident and risk level will dictate the level of personnel that will be responsible for addressing the incident, controlling the effects of the incident and formulating the response to the incident. Responses may include, when appropriate and/or required, notification to regulatory agencies (e.g., SEC), authorities (e.g., F.B.I., Department of Justice), clients, third parties or internal personnel.

The CSIRT is responsible for incident reporting and response. The action steps taken, beyond notification, are typically accomplished with the assistance of the IT department. The Head of Information Technology or CSIRT team member will work with the appropriate personnel to respond to the incident (following written guidelines) and to ensure concurrent documentation of the same. Should a breach occur at a third party that has a material impact on Monroe Capital, the CSIRT must be notified.

Following a cybersecurity incident, and during its investigation and the formulation of a response, our processes also envision measures designed to contain and/or eradicate the incident and prevent further effects. Once it is determined that the incident has been resolved, we then work to establish appropriate controls (if applicable) to address similar future events and/or prevent another similar event from occurring in the future. To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance

Our cybersecurity program is managed by Monroe Capital’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Monroe Capital’s Head of Information Technology, who has a bachelor’s degree in systems engineering and over 12 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CSIRT includes members of Monroe Capital’s senior executive management, including its Chief Operating Officer, Chief Compliance Officer and the Head of Information Technology, who acts as chairperson of the ISC. The ISC is comprised of Monroe Capital’s Head of Information Technology, Chief Operating Officer and Chief Compliance Officer. The purpose of the ISC is to protect Monroe Capital’s technology, data and information, and the ISC is tasked with responding to technology and data security incidents. The ORC is a cross-functional committee that governs and oversees the Monroe Capital enterprise risk management program, including cybersecurity. The ORC includes members of Monroe Capital’s senior executive management, including its Chief Compliance Officer, Chief Operating Officer, Chief Credit Officer, President & Co-Portfolio Manager, Chief Financial Officer of Management Company and Chief Financial Officer of Investment Funds, who acts as chairperson of the ORC. The ORC, through regular consultation with the Monroe Capital internal cybersecurity team and employees of MC Advisors and MC Management, assesses, discusses, and prioritizes Monroe Capital’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

As part of its oversight responsibilities over risks and controls, the Board is ultimately responsible for overseeing our cyber and information security risks. The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Members of the ORC and other Monroe Capital personnel periodically report to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Monroe Capital’s cybersecurity program as it impacts us, the external threat environment, and Monroe Capital’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Monroe Capital’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.
Material Impact of Cybersecurity Risks

As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors” in this annual report on Form 10-K under the heading “The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 311 South Wacker Drive, Suite 6400, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; and Seoul, South Korea. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
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
HOLDERS
As of March 8, 2024, there were seven holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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

PERFORMANCE GRAPH
The following graph compares the return on our common stock from December 28, 2018 to December 29, 2023, the last stock trading days of 2018 and 2023, respectively, with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph assumes that on December 28, 2018, a person invested $100 in each of our common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. The graph also assumes the reinvestment of all dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/28/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
MRCC
S&P 500
NASDAQ Financial 100 Index

PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS
Our common stock began trading on The Nasdaq Global Market under the ticker symbol “MRCC” on October 25, 2012. Prior to that date, there was no established trading market for our common stock. Our common stock is now traded on the Nasdaq Global Select Market. Our common stock has historically traded both above and below net asset value (“NAV”).
The following table sets forth the high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV per share and the distributions declared by us since January 1, 2022:

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Declared Distributions (3)(4)
	NAV(1)	High	Low
Year ending December 31, 2023
Fourth Quarter	$9.40	$7.38	$6.78	(21.5)%	(27.9)%	$0.25
Third Quarter	$9.58	$8.80	$7.14	(8.1)%	(25.5)%	$0.25
Second Quarter	$9.84	$8.26	$6.86	(16.1)%	(30.3)%	$0.25
First Quarter	$10.29	$8.80	$7.10	(14.5)%	(31.0)%	$0.25
Year ending December 31, 2022
Fourth Quarter	$10.39	$9.28	$7.29	(10.7)%	(29.8)%	$0.25
Third Quarter	$10.43	$9.33	$7.24	(10.5)%	(30.6)%	$0.25
Second Quarter	$10.71	$10.93	$8.69	2.1%	(18.9)%	$0.25
First Quarter	$11.30	$11.31	$10.42	0.1%	(7.8)%	$0.25
______________________________________________________________
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated by taking the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.
(3)Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”
(4)Our management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent that our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. There was no return of capital for tax purposes for both the years ended December 31, 2023 and 2022.

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

	December 31, 2023
Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses	—%	(2)
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.08%	(4)
Incentive fees payable under the Investment Advisory and Management Agreement	2.57%	(5)
Interest payments on borrowed funds	11.03%	(6)
Other expenses	2.21%	(7)
Acquired fund fees and expenses	2.13%	(8)
Total annual expense	22.02%	(9)
______________________________________________________________
(1)In the event that the securities to which this prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)The related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The expenses of the dividend reinvestment plan are included in “other expenses.” The plan administrator's fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant's account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. For additional information, see “Dividend Reinvestment Plan.”
(4)Our base management fee is calculated initially at an annual rate of 1.75% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided however, the base management fee is calculated at an annual rate equal to 1.00% of our average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) our average net assets. The “base management fee” percentage is calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. The base management fee in the table above assumes the base management fee remains consistent with fees incurred for the quarter ended December 31, 2023 of $2.1 million, based on average total assets (excluding cash) for the period of $522.7 million, as a percentage of our average net assets for the period of $205.6 million. See “Management and Other Agreements — Investment Advisory and Management Agreement.”
(5)Estimated assuming that annual incentive fees earned by MC Advisors remains consistent with the incentive fees earned for the quarter ended December 31, 2023 of $1.3 million, as a percentage of our average net assets of $205.6 million for the period.

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
The second part of the incentive fee, payable annually in arrears, equals 20% of our realized capital gains on a cumulative basis from inception through the end of the fiscal year, if any (or upon the termination of the Investment Advisory and Management Agreement, as of the termination date), computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees. We will accrue (but not pay) an expense for potential payment of capital gain incentive fees with respect to any unrealized appreciation on our portfolio.
See “Management and Other Agreements — Investment Advisory and Management Agreement.”
(6)We may borrow funds from time to time to make investments to the extent we determine that it is appropriate to do so. The costs associated with any outstanding borrowings are indirectly borne by our investors. The table assumes borrowings are consistent with the average borrowings for the quarter ended December 31, 2023 of $317.6 million, no preferred stock issued or outstanding and average net assets of $205.6 million. For the quarter ended December 31, 2023, we had interest expense of $5.7 million (including fees for unused portions of commitments and amortization of deferred financing costs). As of December 31, 2023, the weighted average interest rate of our revolving credit facility (excluding debt issuance costs) was 8.10% and the interest rate on our senior unsecured notes was 4.75%. Although we do not have any current plans to issue debt securities or preferred stock in the next twelve months, we may issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)Includes our estimated overhead expenses, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by MC Management. The table above assumes “other expenses” remain consistent with the $1.1 million incurred during the quarter ended December 31, 2023 and average net assets for the period of $205.6 million.
(8)Our stockholders indirectly bear the expenses of our investment in SLF. SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with MC Management, pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the quarter ended December 31, 2023, SLF incurred $55 thousand of allocable expenses. The table above assumes “acquired fund fees and expenses” remain consistent with the $1.1 million of expenses incurred for the quarter ended December 31, 2023 and average net assets for the period of $205.6 million. Future expenses for SLF may be substantially higher or lower because certain expenses may fluctuate over time.

(9)“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. We calculate the “total annual expenses” percentage as a percentage of net assets (defined as total assets less indebtedness and after taking into account any incentive fees payable during the period), rather than the total assets, including assets that have been purchased with borrowed amounts. The terms of our indebtedness may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowings” incorporated by reference into this prospectus and in other documents incorporated by reference into this prospectus. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets for the quarter ended December 31, 2023, our “total annual expenses” would be 8.58% of average consolidated total assets for the period of $527.9 million. With certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%. We have included our estimated leverage expenses (consistent with the assumptions in footnote (7)) in “total annual expenses.”
Example
The following example illustrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage, that none of our assets are cash or cash equivalents and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are not included in the following example:

You would pay the following expenses on a $1,000 investment	1 Year	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$195	$584	$973	$1,945
Assuming a 5% annual return (assumes entire return is from realized capital gains and thus subject to the capital gains incentive fee)	$205	$615	$1,028	$2,071
This table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As incentive fees vary based on the character of the 5% return, the example above provides (i) expenses assuming no return from capital gains (therefore not meeting the hurdle rate for the first part of the incentive fee) and (ii) expenses assuming the entire return is from realized capital gains (resulting in a capital gains incentive fee). For the quarter ended June 30, 2023, our return included net realized and unrealized capital losses. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our board of directors authorizes and we declare a cash distribution, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example and the expenses in the table above should not be considered a representation of our future expenses as actual expenses (including the cost of debt, if any, and other expenses) that we may incur in the future and such actual expenses may be greater or less than those shown.
SENIOR SECURITIES
Information about our senior securities is shown in the following table as of December 31, 2023 and for the years indicated in the table (dollars in thousands). This annual information has been derived from our audited consolidated financial statements for each respective period, which have been audited by RSM US LLP, our independent registered public accounting firm. RSM US LLP’s report on the senior securities table as of December 31, 2023 is attached as Exhibit 99.1 to this report.

Class and Year	Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Asset Market Value per Unit (4)
Revolving Credit Facility
December 31, 2023	$174,100	$1,670	—	N/A
December 31, 2022	204,600	1,673	—	N/A
December 31, 2021	151,045	1,888	—	N/A
December 31, 2020	126,559	1,995	—	N/A
December 31, 2019	180,294	1,862	—	N/A
December 31, 2018	136,026	2,262	—	N/A
December 31, 2017	117,092	3,380	—	N/A
December 31, 2016	129,000	2,848	—	N/A
December 31, 2015	123,700	2,462	—	N/A
December 31, 2014	82,300	2,547	—	N/A

5.75% Notes due 2023
December 31, 2020	$109,000	$1,995	—	$940	(5)
December 31, 2019	109,000	1,862	—	1,005	(5)
December 31, 2018	69,000	2,262	—	986	(5)

4.75% Notes due 2026
December 31, 2023	$130,000	$1,670	—	N/A
December 31, 2022	130,000	1,673	—	N/A
December 31, 2021	130,000	1,888	—	N/A

Secured Borrowings (6)
December 31, 2016 (7)	$1,320	$2,848	—	N/A
December 31, 2015 (8)	2,535	2,462	—	N/A
December 31, 2014 (9)	4,134	2,547	—	N/A
______________________________________________________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)The asset coverage ratio of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit (including for the 5.75% Notes due 2023 and 4.75% Notes due 2026, which were issued in $25 and $2,000 increments, respectively). On October 2, 2014, we received exemptive relief from the SEC which permitted us to exclude the debt of MRCC SBIC guaranteed by the SBA from our asset coverage test under the 1940 Act.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable, except for with respect to the 5.75% Notes due 2023, as the other senior securities are not registered for public trading.
(5)The average market value for the 5.75% Notes due 2023 is calculated as the average daily closing prices of such notes on the Nasdaq Global Select Market for the years ended December 31, 2020, 2019 and 2018, as applicable, divided by the par value per unit of such notes. This average market value is multiplied by $1,000 to determine the Average Market Value per Unit.

(6)Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 — Transfers and Servicing because these sales do not meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the accompanying consolidated statements of assets and liabilities and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated statements of assets and liabilities. Amounts presented in this table represent the par amount outstanding.
(7)The secured borrowings have a weighted average stated interest rate of 6.26%, a weighted average years to maturity of 1.0 year and a fair value as of December 31, 2016 of $1,314.
(8)The secured borrowings have a weighted average stated interest rate of 5.75%, a weighted average years to maturity of 2.0 years and a fair value as of December 31, 2015 of $2,476.
(9)The secured borrowings have a weighted average stated interest rate of 5.45%, a weighted average years to maturity of 3.0 years and a fair value as of December 31, 2014 of $4,008.
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
Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of December 31, 2023, our portfolio included approximately 79.6% senior secured loans, 2.8% unitranche secured loans, 5.5% junior secured loans and 12.1% equity securities, compared to December 31, 2022, when our portfolio included approximately 80.2% senior secured loans, 3.8% unitranche secured loans, 4.1% junior secured loans and 11.9% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Expenses
Our primary operating expenses include the payment of base management and incentive fees to MC Advisors, under the investment advisory and management agreement (the “Investment Advisory and Management Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement (the “Administration Agreement”) and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration Agreement. Our expenses also include interest expense on our various forms of indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.
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
Portfolio and Investment Activity
During the year ended December 31, 2023, we invested $21.7 million in seven new portfolio companies and $41.2 million in 48 existing portfolio companies and had $103.0 million in aggregate amount of sales and principal repayments, resulting in a net reduction in investments of $40.1 million for the year.
During the year ended December 31, 2022, we invested $59.9 million in 20 new portfolio companies and $74.4 million in 45 existing portfolio companies and had $137.8 million in aggregate amount of sales and principal repayments, resulting in a net reduction in investments of $3.5 million for the year.

During the year ended December 31, 2021, we invested $146.9 million in 32 new portfolio companies and $80.0 million in 33 existing portfolio companies and had $234.5 million in aggregate amount of sales and principal repayments, resulting in a net reduction in investments of $7.6 million for the year.
The following table shows portfolio yield by security type:

	December 31, 2023		December 31, 2022
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	12.6%	12.6%	11.8%	11.8%
Unitranche secured loans	12.8	14.1	4.8	5.2
Junior secured loans	8.6	8.6	11.4	11.4
Preferred equity securities	2.8	2.8	2.7	2.7
Total	12.1%	12.1%	11.0%	11.0%
______________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both December 31, 2023 and 2022, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.
The following table shows the composition of our investment portfolio (in thousands):

	December 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$388,882	79.6%	$434,023	80.2%
Unitranche secured loans	13,877	2.8	20,633	3.8
Junior secured loans	26,594	5.5	22,193	4.1
LLC equity interest in SLF	33,122	6.8	35,509	6.6
Equity securities	25,911	5.3	28,682	5.3
Total	$488,386	100.0%	$541,040	100.0%
Our portfolio composition remained relatively consistent with December 31, 2022. Our effective yields at December 31, 2023 increased from December 31, 2022, driven primarily by increases in base rates on our loan portfolio as a result of the higher interest rate environment during the year.

The following table shows our portfolio composition by industry (in thousands):

	December 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,876	1.6%	$7,436	1.4%
Automotive	18,495	3.8	16,637	3.1
Banking	15,385	3.2	19,817	3.7
Beverage, Food & Tobacco	6,098	1.2	12,470	2.3
Capital Equipment	4,893	1.0	19,012	3.5
Chemicals, Plastics & Rubber	3,987	0.8	4,445	0.8
Construction & Building	8,813	1.8	6,706	1.2
Consumer Goods: Durable	8,242	1.7	9,338	1.7
Consumer Goods: Non-Durable	2,387	0.5	3,508	0.6
Environmental Industries	5,896	1.2	6,558	1.2
FIRE: Finance	15,388	3.3	23,892	4.4
FIRE: Real Estate	85,153	17.4	82,498	15.2
Healthcare & Pharmaceuticals	69,354	14.2	59,273	11.0
High Tech Industries	40,723	8.3	52,891	9.8
Hotels, Gaming & Leisure	110	—	2,720	0.5
Investment Funds & Vehicles	33,122	6.8	35,509	6.6
Media: Advertising, Printing & Publishing	20,238	4.1	19,777	3.7
Media: Broadcasting & Subscription	2,217	0.5	2,691	0.5
Media: Diversified & Production	41,897	8.6	36,164	6.7
Retail	1,995	0.4	9,306	1.7
Services: Business	56,655	11.6	57,308	10.6
Services: Consumer	16,772	3.4	31,324	5.8
Telecommunications	7,508	1.5	7,595	1.4
Wholesale	15,182	3.1	14,165	2.6
Total	$488,386	100.0%	$541,040	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	405,888	83.1
3	74,224	15.2
4	4,721	1.0
5	3,553	0.7
Total	$488,386	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2022 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$766	0.1%
2	469,772	86.8
3	61,501	11.4
4	8,619	1.6
5	382	0.1
Total	$541,040	100.0%
As of December 31, 2023, we had five borrowers with loans or preferred equity securities on non-accrual status (Arcstor Midco, LLC, Education Corporation of America (“ECA”), Forman Mills, Inc. ("Forman Mills"), NECB Collections, LLC (“NECB”) and Thrasio, LLC), and these investments totaled $7.5 million of fair value, or 1.5% of our total investments at fair value at December 31, 2023. As of December 31, 2022, we had four borrowers with loans or preferred equity securities on non-accrual status (BLST Operating Company, LLC, ECA, NECB and Vinci Brands LLC ("Vinci")), and these investments totaled $2.8 million of fair value, or 0.5% of our total investments at fair value at December 31, 2022.

Results of Operations
Operating results were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Total investment income	$64,297	$56,566	$53,830
Total operating expenses, net of base management fee and incentive fee waivers	40,242	32,969	31,380
Net investment income before income taxes	24,055	23,597	22,450
Income taxes, including excise taxes	806	1,405	282
Net investment income	23,249	22,192	22,168
Net realized gain (loss) on investments	(38,769)	(1,130)	(21,764)
Net realized gain (loss) on extinguishment of debt	—	(1,039)	(3,110)
Net realized gain (loss) on foreign currency forward contracts	1,756	119	(48)
Net realized gain (loss) on foreign currency and other transactions	(135)	(36)	(895)
Net realized gain (loss)	(37,148)	(2,086)	(25,817)
Net change in unrealized gain (loss) on investments	15,777	(23,782)	34,579
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,507)	726	894
Net change in unrealized gain (loss) on foreign currency and other transactions	—	164	635
Net change in unrealized gain (loss)	14,270	(22,892)	36,108
Net increase (decrease) in net assets resulting from operations	$371	$(2,786)	$32,459

Investment Income
The composition of our investment income was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$49,779	$41,449	$35,738
PIK interest income	9,407	6,689	8,320
Dividend income (1)	4,188	4,161	5,712
Fee income (2)	(679)	2,380	1,267
Prepayment gain (loss)	553	803	1,691
Accretion of discounts and amortization of premiums	1,049	1,084	1,102
Total investment income	$64,297	$56,566	$53,830
______________________________________________________________
(1)During the years ended December 31, 2023, 2022 and 2021, includes PIK dividends of $477, $475 and $1,164, respectively.
(2)Fee income for the year ended December 31, 2023 includes the reversal of $1,559 of previously accrued fee income associated with our former loan investment in IT Global Holding, LLC ("IT Global").

The increase in investment income of $7.7 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily the result of an increase in cash and PIK interest income, partially offset by a decrease in fee income. The year ended December 31, 2023 included the reversal of $1.6 million of previously accrued fee income associated with our former loan investment in IT Global and the year ended December 31, 2022 included the one-time benefit of $2.0 million in previously unrecorded interest income associated with the repayment of our former loan investment in Curion Holdings, LLC ("Curion"). Excluding these non-recurring items, investment income increased $11.3 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was primarily the result of an increase in cash and PIK interest income due to the increases in effective rates on the portfolio as a result of the higher interest rate environment,
The increase in investment income of $2.7 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily the result of an increase in interest income and fee income, partially offset by a decrease in dividend income. The increase in interest income was primarily as a result of increases in effective rates on the portfolio as a result of the higher interest rate environment and the one-time benefit from the receipt of $2.0 million in previously unrecorded interest income associated with the repayment of our loan investment in Curion. Curion had been on non-accrual status and proceeds were received in excess of the cost basis as a result of the successful sale of the portfolio company.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Interest and other debt financing expenses	$22,847	$17,080	$16,074
Base management fees, net of base management fee waivers (1)	8,603	9,000	9,514
Incentive fees, net of incentive fee waivers (2)	5,812	3,602	2,206
Professional fees	719	894	1,013
Administrative service fees	940	1,163	1,357
General and administrative expenses	1,174	1,082	1,072
Directors’ fees	147	148	144
Total operating expenses, net of fee waivers	$40,242	$32,969	$31,380
______________________________________________________________
(1)During the year ended December 31, 2022, MC Advisors elected to voluntarily waive base management fees of $55. MC Advisors did not waive any base management fees during the years ended December 31, 2023 and 2021.
(2)During the years ended December 31, 2022 and 2021, MC Advisors waived part one incentive fees (based on net investment income) of $525 and $1,484, respectively. MC Advisors did not waive any part one incentive fees during the year ended December 31, 2023. Incentive fees during the years ended December 31, 2023, 2022 and 2021 were not limited by the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Interest expense - revolving credit facility	$15,319	$8,442	$4,593
Interest expense - 2023 Notes	—	—	837
Interest expense - 2026 Notes	6,220	6,220	5,763
Interest expense - SBA debentures	—	292	2,676
Amortization of deferred financing costs	1,308	2,126	2,205
Total interest and other debt financing expenses	$22,847	$17,080	$16,074
Average debt outstanding	$318,884	$314,053	$332,034
Average stated interest rate	6.7%	4.7%	4.1%
The increase in operating expenses, net of fee waivers of $7.3 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by an increase in interest and other debt financing expenses, resulting from the higher interest rate environment, and an increase in incentive fees, net of incentive fee waivers, driven by stronger pre-incentive fee net investment income performance.
The increase in operating expenses, net of fee waivers of $1.6 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily the result of an increase in incentive fees, net of incentive fee waivers, and interest and other debt financing expenses, partially offset by a decrease in base management fees. The increase in interest and other debt financing expenses is primarily as a result of the increase in average stated interest rate as a result of the higher interest rate environment, partially offset by lower average debt outstanding.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2023, 2022 and 2021, we recorded a net expense on the consolidated statements of operations of $0.5 million, $0.1 million, and $0.3 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2023, 2022 and 2021, we recorded a net tax expense on the consolidated statements of operations of $0.3 million, $1.3 million and $4 thousand, respectively, for these subsidiaries.
Net Realized Gain (Loss)
During the years ended December 31, 2023, 2022 and 2021, we had sales or dispositions of investments resulting in ($38.8) million, ($1.1) million and ($21.8) million of net realized gain (loss), respectively. The net realized losses during the year ended December 31, 2023 were primarily related to the realization of the previously unrecorded loss on our investment in Vinci and realizations of California Pizza Kitchen, Inc. ("CPK") and Forman Mills. During 2022, the net realized loss was primarily attributable to the realization of the previously recorded unrealized loss on our investment in Toojay’s OldCo partially offset by the realization of the previously recorded unrealized gain on our investment in Rockdale Blackhawk, LLC. During 2021, the realized losses were primarily attributable to the realization of the previously recorded unrealized loss on our investments in Worth Collection, Ltd., SHI Holdings, Inc., Parterre Flooring and Surface Systems LLC and Answers Finance, LLC, partially offset by the gain on the disposition of Luxury Optical Holdings Co.

During the years ended December 31, 2023, 2022 and 2021, we had extinguishment of debt resulting in zero, ($1.0) million and ($3.1) million of net realized gain (loss), respectively. During 2022, the realized loss was due to the repayment of our remaining $56.9 million of SBA debentures on March 1, 2022. During 2021, the realized loss was due to our $109.0 million repayment of the 2023 Notes on February 18, 2021 and the repayment of $28.1 million of SBA debentures on March 1, 2021 and $30.0 million of SBA debentures on September 1, 2021.
We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the years ended December 31, 2023, 2022 and 2021, we had $1.8 million, $0.1 million and ($48) thousand of net realized gain (loss) on foreign currency forward contracts, respectively. During the years ended December 31, 2023, 2022 and 2021, we had ($0.1) million, ($36) thousand and ($0.9) million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the years ended December 31, 2023, 2022 and 2021, our investments had $15.8 million, ($23.8) million and $34.6 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the years and unrealized loss on investments in our portfolio with mark-to-market losses during the years.
During the year ended December 31, 2023, the net change in unrealized gain on investments was primarily attributable to the reversal of previously recorded unrealized losses upon the disposition of certain assets during the period. The net change in unrealized gains during the year ended December 31, 2023 was primarily attributable to the realization of previously recorded unrealized losses upon the disposition of certain assets during the year. Excluding the $29.0 million reversal of previously recognized unrealized losses on our investments due to realizations during the year, we estimate approximately $12.9 million in net unrealized mark-to-market losses were primarily attributable to portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3,4 or 5 on our investment performance risk rating scale that were still held as of December 31, 2023 and $2.4 million in net unrealized mark-to-market losses on our investment in SLF, SLF's underlying investments, which are loans to traditional upper middle-market borrowers, experienced higher volatility in valuation than the rest of the portfolio.
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
For the years ended December 31, 2023, 2022 and 2021, our foreign currency forward contracts had ($1.5) million, $0.7 million, and $0.9 million of net change in unrealized gain (loss), respectively. For the years ended December 31, 2023, 2022 and 2021, our foreign currency borrowings had zero, $0.2 million, $0.7 million and of net change in unrealized gain (loss), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2023, 2022 and 2021, the net increase (decrease) in net assets from operations was $0.4 million, ($2.8) million and $32.5 million, respectively. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2023, 2022 and 2021, our per share net increase (decrease) in net assets resulting from operations was $0.02, ($0.13) and $1.51, respectively. The $3.2 million increase during the year ended December 31, 2023, was primarily the result of lower net losses on investments and increased net investment income due to increases in effective interest rates on the portfolio as a result of the higher interest rate environment.

The $35.3 million decrease during the year ended December 31, 2022, was primarily the result of net unrealized mark-to-market losses on investments primarily due to market volatility and spread widening in the loan market and unrealized losses on portfolio companies that have underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale during the year ended December 31, 2022, as compared to the year ended December 31, 2021, where investments in the portfolio experienced net mark-to-market gains, primarily attributable to broad market movements and the tightening of credit spreads in the loan markets and unrealized gains on certain portfolio companies that had underlying credit or fundamental performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale.
Liquidity and Capital Resources
As of December 31, 2023, we had $5.0 million in cash, $174.1 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $80.9 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. We were granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA, prior to its dissolution, from the asset coverage test under the 1940 Act. As of both December 31, 2023 and 2022, our asset coverage ratio based on aggregate borrowings outstanding was 167%.
Cash Flows
For the year ended December 31, 2023, we experienced a net increase (decrease) in cash and cash equivalents of ($0.5) million. During the same period operating activities provided $51.7 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used ($52.2) million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
For the year ended December 31, 2022, we experienced a net increase (decrease) in cash and cash equivalents of ($12.6) million. During the same period operating activities provided $14.1 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used ($26.7) million in financing activities, primarily as a result of repayments on our SBA debentures and distributions to stockholders, partially offset by net borrowings on our revolving credit facility.
For the year ended December 31, 2021, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of ($14.3) million. During the same period operating activities provided $20.0 million, primarily as a result of sales of and principal repayments on portfolio investments, partially offset by purchases of portfolio investments. During the same period, we used ($34.3) million in financing activities, primarily as a result of net repayments on our revolving credit facility and distributions to stockholders, partially offset by net proceeds from shares issued under the at-the-market (“ATM”) securities offering program.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 15, 2023, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both December 31, 2023 and 2022, we had 21,666,340 shares outstanding.

On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into ATM equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. During the year ended December 31, 2021, we sold 362,800 shares at an average price of $11.53 per share for gross proceeds of $4.2 million under the ATM Program. Aggregate underwriter’s discounts and commissions were $63 thousand and offering costs were $27 thousand, resulting in net proceeds of approximately $4.1 million. There were no stock issuances through the ATM Program during the years ended December 31, 2023 and 2022, respectively.
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
On December 27, 2022, we amended the revolving credit facility which extended the maturity date from March 1, 2024 to December 27, 2027, increased the advance rate against certain types of assets in our portfolio, with corresponding adjustments to the concentration limits and replaced LIBOR benchmark provisions with term SOFR benchmark provisions. The other significant terms of the credit facility remained unchanged. We incurred expenses of $1.8 million in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.
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

As of December 31, 2023 and 2022, we had U.S. dollar borrowings of $174.1 million and $204.6 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations and totaled zero, $0.2 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The were no repayments of foreign currency borrowings for the year ended December 31, 2023. For the year ended December 31, 2022, we repaid borrowings denominated in Great Britain pounds of £3.4 million. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations ($11) thousand for the year ended December 31, 2022. For the year ended December 31, 2021, we repaid borrowings denominated in Great Britain pounds of £12.7. As a result of this repayment, we recognized a realized gain (loss) on foreign currency and other transactions on our consolidated statements of operations of ($0.9) million for the year ended December 31, 2021.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2023 and 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.1% and 7.0%, respectively.
2023 Notes: On February 18, 2021, we redeemed $109.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC Subtopic 470-50, Debt – Modifications and Extinguishments (“ASC 470-50”), which resulted in a realized loss of $2.3 million (primarily comprised of the unamortized deferred financing costs at the time of the redemption) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. The 2023 Notes were delisted from the Nasdaq Global Select Market, in conjunction with the redemption.
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
SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures utilizing a borrowing on our revolving credit facility and the restricted cash and cash equivalents at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $1.0 million (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on our consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.
Distributions
Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for the years ended December 31, 2023, 2022 and 2021 totaled $21.7 million ($1.00 per share), $21.7 million ($1.00 per share), and $21.5 million ($1.00 per share), respectively, none of which represented a return of capital. The tax character of such distributions is determined at the end of the fiscal year.

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
SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of both December 31, 2023 and 2022, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2023 and 2022, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.
As of both December 31, 2023 and 2022, we had committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of both December 31, 2023 and 2022, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.
For the years ended December 31, 2023, 2022 and 2021, we received $3.6 million, $3.6 million and $4.3 million of dividend income from our LLC equity interest in SLF, respectively.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $110.0 million (reduced from $175.0 million on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2023, 2022 and 2021, SLF incurred $0.2 million, $0.2 million, and $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.
As of December 31, 2023 and 2022, SLF had total assets at fair value of $148.4 million and $192.8 million, respectively. As of December 31, 2023 and 2022, SLF had four and one portfolio company investment on non-accrual status with a fair value of $4.3 million and $0.4 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of December 31, 2023 and 2022, SLF had $3.3 million and $4.6 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.

Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022
Senior secured loans (1)	150,674	197,867
Weighted average current interest rate on senior secured loans (2)	10.2%	9.7%
Number of portfolio company investments in SLF	49	60
Largest portfolio company investment (1)	6,580	6,650
Total of five largest portfolio company investments (1)	26,415	27,026
______________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	2,414	$2,385
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	746	737
Trident Maritime Systems, Inc.	SF	5.60%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.96%	2/26/2027	319	315
					3,667	3,623
Automotive
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.29%	12/1/2027	1,358	1,342
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.30%	12/1/2027	388	383
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	4.90%	10.29%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	1,674	1,670
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	248	248
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	42	42
					3,842	3,685
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	10.21%	7/3/2025	3,544	3,539
					3,544	3,539
Capital Equipment
DS Parent, Inc.	SF	5.75%	11.21%	12/8/2028	2,700	2,706
MacQueen Equipment, LLC	SF	5.51%	10.86%	1/7/2028	2,075	2,075
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.86%	1/7/2028	591	78
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.86%	1/7/2028	296	—
					5,662	4,859
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.47%	8/2/2024	1,131	1,020
TJC Spartech Acquisition Corp.	SF	4.75%	10.16%	5/5/2028	4,210	4,063
					5,341	5,083
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (e)	SF	6.65%	12.04%	9/30/2027	798	798
Runner Buyer INC.	SF	5.61%	11.00%	10/23/2028	2,948	2,333
					3,746	3,131
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.35%	9/26/2025	2,368	2,253
					2,368	2,253

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.47%	3/17/2025	2,858	$2,855
PVHC Holding Corp	SF	5.65%	11.00% Cash/ 0.75% PIK	2/17/2027	1,895	1,895
					4,753	4,750
Energy: Oil & Gas
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	2,249	2,249
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	858	858
					3,107	3,107
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.50%	12/13/2024	2,854	2,852
Harbour Benefit Holdings, Inc.	SF	5.10%	10.46%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.21%	3/27/2026	4,806	4,814
TEAM Public Choices, LLC	SF	5.43%	10.88%	12/17/2027	2,925	2,908
					10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc. (c)(e)	SF	6.50%	11.97%	1/30/2026	4,775	1,564
					4,775	1,564
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF	4.10%	9.42%	11/23/2027	1,950	857
HAH Group Holding Company LLC	SF	5.00%	10.46%	10/29/2027	2,950	2,942
LSCS Holdings, Inc.	SF	4.61%	9.97%	12/15/2028	1,809	1,786
Natus Medical Incorporated	SF	5.50%	10.85%	7/20/2029	4,950	4,604
Paragon Healthcare, Inc.	SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.	SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.	SF	4.68%	10.18%	7/9/2025	4,737	3,844
					19,354	16,475
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.	SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company	SF	6.61%	11.97%	12/12/2025	2,885	2,791
					11,060	10,746

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.75%	4/27/2029	4,320	$4,308
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC	SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver) (d)	SF	4.50%	10.00%	3/28/2025	769	—
					12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC	SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC	SF	5.00%	10.35%	3/30/2029	3,292	3,275
					14,672	12,873
Services: Business
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC	SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc. (e)	SF	6.68%	12.07%	11/30/2028	1,042	1,041
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.	SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC	SF	5.35%	10.71%	7/11/2025	4,787	4,791
					21,002	20,195
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	2,124	2,124
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.41%	10/14/2027	2,178	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.54%	3/9/2029	2,456	2,459
					7,579	7,557
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.	SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation	SF	4.50%	9.97%	10/31/2025	1,973	1,598
					5,353	4,444
Transportation: Cargo
Keystone Purchaser, LLC	SF	6.18%	11.53%	5/7/2027	4,905	4,868
					4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC	SF	5.35%	10.71%	10/1/2025	243	239
					1,903	1,841
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.96%	6/30/2025	4,723	3,570
					4,723	3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans					154,006	139,373

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value

Equity Securities (f) (g)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	—	—	26	$103
					26	103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	—	—	—	—
					—	—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	—	—	—	—	51	438
					51	438

Total Non-Controlled/Non-Affiliate Equities					77	541

TOTAL INVESTMENTS						$139,914
______________________________________________________________
(a)All investments are U.S. companies unless otherwise noted.
(b)The majority of investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)This is an international company.
(d)All or a portion of this commitment was unfunded as of December 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)This position was on non-accrual status as of December 31, 2023, meaning that we have ceased accruing interest income on the position.
(f)Represents less than 5% ownership of the portfolio company's voting securities.
(g)Ownership of certain equity investments may occur through a holding company partnership.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%	11/5/2025	2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%	11/5/2025	1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%	2/26/2027	2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%	2/26/2027	746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%	2/26/2027	319	122
					8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%	12/1/2027	1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	43	43
Wheel Pros, Inc.	L	4.50%	8.82%	5/11/2028	1,932	1,321
					5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00% PIK (e)	n/a	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%	7/3/2025	3,581	3,581
					4,647	3,996
Capital Equipment
Analogic Corporation	L	5.25%	9.66%	6/24/2024	4,703	4,433
DS Parent, Inc.	L	5.75%	9.92%	12/8/2028	2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%	1/7/2028	2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%	1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%	1/7/2028	296	—
					10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%	6/15/2023	1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%	5/5/2028	4,253	4,131
					5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%	10/20/2025	2,879	2,458
					2,879	2,458

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%	5/1/2024	1,664	$1,166
Runner Buyer INC.	L	5.50%	10.23%	10/23/2028	2,978	2,114
					4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%	9/26/2025	2,393	1,950
					2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%	2/26/2027	4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%	3/17/2025	2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%	8/5/2024	3,184	3,072
					10,297	10,146
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%	7/30/2025	4,469	4,313
Offen, Inc.	L	5.00%	9.38%	6/22/2026	2,249	2,249
Offen, Inc.	L	5.00%	9.38%	6/22/2026	867	867
					7,585	7,429
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%	12/13/2024	2,901	2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%	3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%	12/17/2027	2,955	2,822
					10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%	1/30/2026	4,800	4,020
					4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%	11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%	10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%	12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%	7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%	1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%	1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%	1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%	7/9/2025	4,760	4,018
					19,519	17,250

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%	7/2/2026	3,600	$3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%	5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%	12/12/2025	3,190	3,143
					11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%	4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%	4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%	6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%	3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%	3/28/2025	769	—
					12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%	9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%	9/11/2025	167	—
					4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%	12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%	7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%	3/30/2029	3,325	3,242
					14,825	12,775
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%	9/23/2025	4,838	4,834
CHA Holdings, Inc	L	4.50%	9.23%	4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%	4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%	4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%	4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%	3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%	3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%	3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%	10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%	10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%	10/21/2024	543	494
Output Services Group, Inc.	SF	6.75%	9.80% Cash / 1.50% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%	12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%	12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%	8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%	7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%	11/29/2024	2,362	2,362
					37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%	8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%	8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%	10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%	3/9/2029	2,481	2,322
					7,653	6,880

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
December 31, 2022
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%	7/21/2025	1,760	$1,360
Mavenir Systems, Inc.	L	4.75%	9.42%	8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%	10/31/2025	2,000	1,904
					5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%	5/7/2027	4,955	4,955
					4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%	10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%	10/1/2025	245	239
					1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%	6/30/2025	4,774	4,219
					4,774	4,219

TOTAL INVESTMENTS						$183,150
______________________________________________________________
(a)All investments are U.S. companies unless otherwise noted.
(b)    The majority of investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR, SOFR or Prime and the current contractual rate of interest in effect at December 31, 2022. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a Payment-in-Kind ("PIK") provision.
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

Below is certain summarized financial information for SLF as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value	$139,914	$183,150
Cash and cash equivalents	1,884	1,608
Restricted cash and cash equivalents	5,265	6,454
Interest receivable	1,380	1,613
Other assets	6	5
Total assets	$148,449	$192,830
Liabilities
Revolving credit facility	82,014	122,215
Less: Unamortized deferred financing costs	(717)	(1,518)
Total debt, less unamortized deferred financing costs	81,297	120,697
Interest payable	590	769
Accounts payable and accrued expenses	320	346
Total liabilities	82,207	121,812
Members’ capital	66,242	71,018
Total liabilities and members’ capital	$148,449	$192,830

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
Interest income	$18,362	$15,400	$13,164
Total investment income	18,362	15,400	13,164
Expenses:
Interest and other debt financing expenses	8,847	6,009	3,918
Professional fees	757	814	647
Total expenses	9,604	6,823	4,565
Net investment income	8,758	8,577	8,599
Net gain (loss):
Net realized gain (loss)	(5,119)	(3,089)	—
Net change in unrealized gain (loss)	(1,216)	(10,520)	3,734
Net gain (loss)	(6,335)	(13,609)	3,734
Net increase (decrease) in members’ capital	$2,423	$(5,032)	$12,333
Related Party Transactions
We have a number of business relationships with affiliated or related parties, including the following:
•We have an Investment Advisory and Management Agreement with MC Advisors, an investment advisor registered with the SEC, to manage our investing activities. We pay MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components – a base management fee and an incentive fee. See Note 6 to our consolidated financial statements and “Significant Accounting Estimates and Critical Accounting Policies – Capital Gains Incentive Fee” for additional information.
•We have an Administration Agreement with MC Management to provide us with the office facilities and administrative services necessary to conduct our day-to-day operations. See Note 6 to our consolidated financial statements for additional information.

•SLF has an administration agreement with MC Management to provide SLF with certain loan servicing and administrative functions. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. See Note 3 to our consolidated financial statements and “Liquidity and Capital Resources – MRCC Senior Loan Fund I, LLC” for additional information.
•Theodore L. Koenig, our Chief Executive Officer and Chairman of our Board, is also a manager of MC Advisors and the Chief Executive Officer of MC Management. Lewis W. Solimene, Jr., our Chief Financial Officer and Chief Investment Officer, is also a managing director of MC Management.
•We have a license agreement with Monroe Capital LLC, under which Monroe Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in our business.
In addition, we have adopted a formal code of ethics that governs the conduct of MC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and Maryland General Corporation Law.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2023 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving credit facility	$174,100	$—	$—	$174,100	$—
2026 Notes	130,000	—	130,000	—	—
Unfunded Commitments	37,182	37,182	—	—	—
Total contractual obligations	$341,282	$37,182	$130,000	$174,100	$—
____________________________________________________________
(1)Unfunded commitments represent all amounts unfunded, excluding our investments in SLF, as of December 31, 2023. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2023.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2023 and 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $37.2 million and $63.5 million, respectively. As of both December 31, 2023 and 2022, we had unfunded commitments to SLF of $7.3 million that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
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
Market Environment: We believe middle market investments are attractive in uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Since the fourth quarter of 2022, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity began to increase as the year progressed, spreads began to stabilize in certain pockets of the market.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
______________________________________________________________
(1)As of September 30, 2023. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index. Bloomberg Indices for US Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE, Bank of America for US High Yield represented by the ICE BofA High Yield Index.

(2)Refinitiv LPC’s 4Q23 Sponsored Middle Market Private Deals Analysis – January 2024.
Recent Developments
On March 5, 2024, our Board declared a quarterly distribution of $0.25 per share payable on March 29, 2024 to holders of record on March 15, 2024.
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
Valuation of Portfolio Investments
For periods prior to September 30, 2022, the Board determined the fair value of our investments in good faith on a quarterly basis. On September 30, 2022, pursuant to SEC Rule 2a-5 under the 1940 Act, the Board designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
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

With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•our Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment is valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.
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

As of December 31, 2023, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
Capital Gains Incentive Fee
Pursuant to the terms of the Investment Advisory and Management Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement). This fee equals 20% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
During the years ended December 31, 2023, 2022 and 2021, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to and rising inflation; and interest rate fluctuations, see Part I, Item 1A. Risk Factors, "Risks Relating to Our Business and Structure."

Valuation Risk
Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5 under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
In accordance with Rule 2a-5 under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
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
Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 25 basis points	$(1,014)	$(435)	$(579)
Up 100 basis points	4,045	1,729	2,316
Up 200 basis points	8,125	3,470	4,655
Up 300 basis points	12,205	5,211	6,994
____________________________________________________
(1)Excludes the impact of income based incentive fees. See Note 6 for more information on income based incentive fees.
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

Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2023, we held no investments in foreign currencies or foreign currency forward contracts.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are annexed to this Annual Report on Form 10-K beginning on page F-1.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the alternative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement. The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the Securities and Exchange Commission (the “SEC”), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors of
Monroe Capital Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Monroe Capital Corporation and its Subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodians and issuers of equity securities and other appropriate procedures where replies from issuers of equity securities were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value of Level 3 Investments
As discussed in Notes 2 and 4 to the financial statements, the Company records substantially all of its financial instruments at fair value, which represents the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or inputs. When observable market prices or inputs are not available, management will apply valuation techniques, which involve management estimation and judgment, to estimate the fair value of the financial instrument utilizing inputs that are not observable in the market, which are classified as Level 3 investments according to the fair value hierarchy discussed in Note 4. As discussed in Note 4 to the financial statements, the fair value of the Company’s investments that were valued using techniques with inputs that were not observable in the market was $455,007 thousand as of December 31, 2023.

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
The audit procedures we performed related to investments valued by management using inputs that are not observable in the market included the following, among others:
•We selected a sample of investments and tested management’s judgments and assumptions utilized in the determination of the fair value through the performance of the following procedures:
◦We evaluated the appropriateness of the valuation techniques by reviewing the reasonableness of significant changes in those valuation techniques from the prior year-end, if applicable, and also, comparing to those used by market participants.
◦We evaluated the reasonableness of certain significant unobservable inputs, including changes to those inputs from the prior year-end, if applicable, by comparing them to external data such as the historical and forecasted operating results and the capital structure of the portfolio company, market data for comparable portfolio companies and terms of executed agreements.
◦We tested both the source information used by management in the valuation technique to determine certain significant unobservable inputs and the mathematical accuracy used to compute the significant unobservable inputs.
•For a sample of investments, we utilized valuation specialists to assist in the following:
◦Evaluating the appropriateness of the Company’s valuation techniques by comparing them to those used by market participants.
◦Developing an independent range of certain unobservable inputs such as market yield, financial performance measures, and discount rates and comparing them to the assumptions used by the Company.
•For a sample of investments, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to transactions subsequent to the measurement date, considering changes in market or investment specific factors, among others, when applicable.
/s/ RSM US LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
March 11, 2024

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$371,723	$418,913
Non-controlled affiliate company investments	83,541	86,618
Controlled affiliate company investments	33,122	35,509
Total investments, at fair value (amortized cost of: $510,876 and $579,307, respectively)	488,386	541,040
Cash and cash equivalents	4,958	5,450
Unrealized gain on foreign currency forward contracts	—	1,507
Interest and dividend receivable	19,349	16,457
Other assets	493	541
Total assets	513,186	564,995

LIABILITIES
Debt:
Revolving credit facility	174,100	204,600
2026 Notes	130,000	130,000
Total debt	304,100	334,600
Less: Unamortized deferred financing costs	(3,235)	(4,486)
Total debt, less unamortized deferred financing costs	300,865	330,114
Interest payable	3,078	3,041
Management fees payable	2,100	2,221
Incentive fees payable	1,319	1,380
Accounts payable and accrued expenses	2,100	3,220
Total liabilities	309,462	339,976
Net assets	$203,724	$225,019

Commitments and contingencies (See Note 12)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,127	298,700
Accumulated undistributed (overdistributed) earnings	(94,425)	(73,703)
Total net assets	$203,724	$225,019

Net asset value per share	$9.40	$10.39
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$46,241	$35,751	$33,381
Payment-in-kind interest income	3,070	3,009	1,836
Dividend income	305	372	400
Fee income	(679)	2,380	1,231
Total investment income from non-controlled/non-affiliate company investments	48,937	41,512	36,848
Non-controlled affiliate company investments:
Interest income	5,140	7,585	5,150
Payment-in-kind interest income	6,337	3,680	6,484
Dividend income	283	189	987
Fee income	—	—	36
Total investment income from non-controlled affiliate company investments	11,760	11,454	12,657
Controlled affiliate company investments:
Dividend income	3,600	3,600	4,325
Total investment income from controlled affiliate company investments	3,600	3,600	4,325
Total investment income	64,297	56,566	53,830

Operating expenses:
Interest and other debt financing expenses	22,847	17,080	16,074
Base management fees	8,603	9,055	9,514
Incentive fees	5,812	4,127	3,690
Professional fees	719	894	1,013
Administrative service fees	940	1,163	1,357
General and administrative expenses	1,174	1,082	1,072
Directors’ fees	147	148	144
Operating expenses before fee waivers	40,242	33,549	32,864
Base management fee waivers	—	(55)	—
Incentive fee waivers	—	(525)	(1,484)
Total operating expenses, net of fee waivers	40,242	32,969	31,380
Net investment income before income taxes	24,055	23,597	22,450
Income taxes, including excise taxes	806	1,405	282
Net investment income	23,249	22,192	22,168

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	(38,769)	(1,129)	(16,127)
Non-controlled affiliate company investments	—	(1)	(5,637)
Extinguishment of debt	—	(1,039)	(3,110)
Foreign currency forward contracts	1,756	119	(48)
Foreign currency and other transactions	(135)	(36)	(895)
Net realized gain (loss)	(37,148)	(2,086)	(25,817)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	22,154	(12,287)	27,788
Non-controlled affiliate company investments	(3,990)	(5,379)	4,950
Controlled affiliate company investments	(2,387)	(6,116)	1,841
Foreign currency forward contracts	(1,507)	726	894
Foreign currency and other transactions	—	164	635
Net change in unrealized gain (loss)	14,270	(22,892)	36,108

Net gain (loss)	(22,878)	(24,978)	10,291

Net increase (decrease) in net assets resulting from operations	$371	$(2,786)	$32,459

Per common share data:
Net investment income per share - basic and diluted	$1.07	$1.02	$1.03
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.02	$(0.13)	$1.51
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,453
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Stock		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2020	21,304	$21	$294,897	$(60,484)	$234,434
Net investment income	—	—	—	22,168	22,168
Net realized gain (loss)	—	—	—	(25,817)	(25,817)
Net change in unrealized gain (loss)	—	—	—	36,108	36,108
Issuances of common stock, net of offering and underwriting costs	362	1	4,091	—	4,092
Distributions to stockholders	—	—	—	(21,514)	(21,514)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(301)	301	—
Balances at December 31, 2021	21,666	$22	$298,687	$(49,238)	$249,471

Net investment income	—	$—	$—	$22,192	$22,192
Net realized gain (loss)	—	—	—	(2,086)	(2,086)
Net change in unrealized gain (loss)	—	—	—	(22,892)	(22,892)
Distributions to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	13	(13)	—
Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019

Net investment income	—	$—	$—	$23,249	$23,249
Net realized gain (loss)	—	—	—	(37,148)	(37,148)
Net change in unrealized gain (loss)	—	—	—	14,270	14,270
Distributions to stockholders	—	—	—	(21,666)	(21,666)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(573)	573	—
Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$371	$(2,786)	$32,459
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	38,769	1,130	21,764
Net realized (gain) loss on extinguishment of debt	—	1,039	3,110
Net realized (gain) loss on foreign currency forward contracts	(1,756)	(119)	48
Net realized (gain) loss on foreign currency and other transactions	135	36	895
Net change in unrealized (gain) loss on investments	(15,777)	23,782	(34,579)
Net change in unrealized (gain) loss on foreign currency forward contracts	1,507	(726)	(894)
Net change in unrealized (gain) loss on foreign currency and other transactions	—	(164)	(635)
Payment-in-kind interest income	(9,407)	(6,689)	(8,320)
Net accretion of discounts and amortization of premiums	(1,049)	(1,084)	(1,102)
Purchases of investments	(62,900)	(134,282)	(226,863)
Proceeds from principal payments, sales of investments and settlement of forward contracts	104,674	137,915	234,398
Amortization of deferred financing costs	1,308	2,126	2,205
Changes in operating assets and liabilities:
Interest and dividend receivable	(2,892)	(6,981)	(4,870)
Other assets	13	(114)	625
Interest payable	37	(263)	540
Management fees payable	(121)	(233)	476
Incentive fees payable	(61)	945	435
Accounts payable and accrued expenses	(1,120)	577	316
Net cash provided by (used in) operating activities	51,731	14,109	20,008

Cash flows from financing activities:
Borrowings on revolving credit facility	94,500	185,300	309,300
Repayments of revolving credit facility	(125,000)	(131,599)	(285,020)
Repayment of 2023 Notes	—	—	(109,000)
Proceeds from 2026 Notes	—	—	130,000
Repayment of SBA debentures	—	(56,900)	(58,100)
Payments of deferred financing costs	(57)	(1,857)	(4,057)
Proceeds from shares sold, net of offering and underwriting costs	—	—	4,092
Stockholder distributions paid	(21,666)	(21,666)	(21,514)
Net cash provided by (used in) financing activities	(52,223)	(26,722)	(34,299)

Net increase (decrease) in cash and restricted cash and cash equivalents	(492)	(12,613)	(14,291)
Effect of foreign currency exchange rates	—	(18)	(54)
Cash and restricted cash and cash equivalents, beginning of year	5,450	18,081	32,426
Cash and restricted cash and cash equivalents, end of year	$4,958	$5,450	$18,081

Supplemental disclosure of cash flow information:
Cash interest paid during the year	$21,357	$15,072	$13,221
Cash paid for income taxes, including excise taxes during the year	$390	$1,587	$400

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$4,958	$5,450	$2,622
Restricted cash and cash equivalents	—	—	15,459
Total cash and restricted cash and cash equivalents shown on the Consolidated Statements of Cash Flows	$4,958	$5,450	$18,081
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	SF	6.26%	11.64%	4/1/2021	4/1/2027	3,430	$3,387	$2,565	1.3%
Born To Run, LLC	SF	6.26%	11.64%	4/1/2021	4/1/2027	467	467	349	0.2%
Hastings Manufacturing Company	SF	7.60%	12.96%	4/24/2018	12/31/2025	1,850	1,850	1,850	0.9%
Hastings Manufacturing Company	SF	7.60%	12.96%	3/29/2023	12/31/2025	664	664	664	0.3%
Hastings Manufacturing Company	SF	7.60%	12.96%	12/18/2023	12/31/2025	2,039	2,019	2,080	1.0%
Hastings Manufacturing Company (Revolver) (*)	SF	7.60%	12.96%	3/29/2023	12/31/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC	SF	5.85%	11.16%	8/2/2021	8/2/2027	6,860	6,770	6,682	3.3%
Lifted Trucks Holdings, LLC (Revolver) (*)	SF	5.90%	11.29%	8/2/2021	8/2/2027	1,667	556	541	0.3%
Panda Acquisition, LLC	SF	6.35%	11.70%	12/20/2022	10/18/2028	4,388	3,688	3,707	1.8%
						22,056	19,401	18,438	9.1%
Banking
MV Receivables II, LLC (#)	SF	9.75%	15.09%	7/29/2021	7/29/2026	8,100	7,737	7,695	3.8%
StarCompliance MidCo, LLC	SF	6.85%	12.20%	1/12/2021	1/12/2027	2,000	1,977	1,993	1.0%
StarCompliance MidCo, LLC	SF	6.85%	12.20%	10/12/2021	1/12/2027	335	331	334	0.2%
StarCompliance MidCo, LLC	SF	6.85%	12.20%	5/31/2023	1/12/2027	256	251	255	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.85%	12.20%	1/12/2021	1/12/2027	323	190	190	0.1%
						11,014	10,486	10,467	5.2%
Beverage, Food & Tobacco
LVF Holdings, Inc.	SF	5.90%	11.25%	6/10/2021	6/10/2027	1,466	1,447	1,466	0.7%
LVF Holdings, Inc.	SF	5.90%	11.25%	6/10/2021	6/10/2027	1,403	1,403	1,403	0.7%
LVF Holdings, Inc. (Revolver) (*)	SF	5.90%	11.25%	6/10/2021	6/10/2027	238	—	—	0.0%
						3,107	2,850	2,869	1.4%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	7.26%	12.61%	9/9/2022	12/17/2026	3,875	3,789	3,802	1.9%
CGI Automated Manufacturing, LLC	SF	7.26%	12.61%	9/30/2022	12/17/2026	1,112	1,091	1,091	0.5%
						4,987	4,880	4,893	2.4%
Chemicals, Plastics & Rubber
Valudor Products LLC	SF	7.61%	11.47% Cash/ 1.50% PIK	6/18/2018	12/31/2024	1,581	1,581	1,875	0.9%
Valudor Products LLC (a)	SF	7.50%	12.97% PIK	6/18/2018	12/31/2024	295	295	287	0.1%
Valudor Products LLC	SF	7.61%	12.97%	12/22/2021	12/31/2024	502	502	1,464	0.7%
Valudor Products LLC (Revolver) (*)	SF	7.61%	12.97%	6/18/2018	12/31/2024	1,095	55	54	0.0%
						3,473	2,433	3,680	1.7%
Construction & Building
MEI Buyer LLC	SF	6.50%	11.86%	6/30/2023	6/29/2029	1,995	1,938	2,035	1.0%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.86%	6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.84%	6/30/2023	6/29/2029	410	7	7	0.0%
TCFIII OWL Buyer LLC	SF	5.61%	10.97%	4/19/2021	4/17/2026	1,999	1,980	1,994	1.0%
TCFIII OWL Buyer LLC	SF	5.61%	10.97%	4/19/2021	4/17/2026	2,441	2,441	2,434	1.2%
TCFIII OWL Buyer LLC	SF	5.61%	10.97%	12/17/2021	4/17/2026	2,190	2,168	2,185	1.1%
						9,352	8,534	8,655	4.3%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.90%	11.28%	8/3/2021	8/3/2026	5,499	5,436	5,410	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.28%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	2,811	2,778	2,776	1.4%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
						10,017	8,214	8,186	4.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Consumer Goods: Non-Durable
The Kyjen Company, LLC	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	988	$982	$978	0.5%
The Kyjen Company, LLC	SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	SF	7.26%	12.61% (***)	12/18/2020	12/18/2026	2,433	2,432	1,408	0.7%
						3,527	3,415	2,387	1.2%
Environmental Industries
Quest Resource Management Group, LLC	SF	6.61%	11.96%	10/19/2020	10/20/2025	852	795	857	0.4%
Quest Resource Management Group, LLC	SF	6.61%	11.96%	10/19/2020	10/20/2025	935	935	941	0.5%
Quest Resource Management Group, LLC	SF	6.61%	11.96%	12/7/2021	10/20/2025	3,326	3,289	3,326	1.6%
Quest Resource Management Group, LLC	SF	6.61%	11.96%	12/7/2021	10/20/2025	335	335	335	0.2%
						5,448	5,354	5,459	2.7%
FIRE: Finance
Avalara, Inc.	SF	7.25%	12.60%	10/19/2022	10/19/2028	4,000	3,915	4,040	2.0%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.60%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.25%	11.71%	8/19/2022	8/18/2028	2,528	2,486	2,528	1.2%
GC Champion Acquisition LLC	SF	6.25%	11.71%	8/19/2022	8/18/2028	702	702	702	0.3%
GC Champion Acquisition LLC	SF	6.50%	11.96%	8/1/2023	8/18/2028	2,107	2,046	2,125	1.0%
J2 BWA Funding LLC (Revolver) (*) (#)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,578	1,578	0.8%
Liftforward SPV II, LLC (#)	SF	10.86%	16.22% PIK	11/10/2016	3/31/2024	253	253	233	0.1%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	3,542	3,542	3,631	1.8%
W3 Monroe RE Debt LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	270	172	176	0.1%
						16,552	14,694	15,013	7.3%
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.60%	5/3/2022	4/30/2025	2,784	2,755	2,812	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.60%	5/3/2022	4/30/2025	285	285	287	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (*) (**) (#)	SF	8.25%	13.61%	10/6/2023	4/30/2027	837	317	322	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	13.60%	5/3/2022	4/30/2025	1,395	546	546	0.3%
						5,301	3,903	3,967	1.9%
Healthcare & Pharmaceuticals
Bluesight, Inc.	SF	7.25%	12.61%	7/17/2023	7/17/2029	2,000	1,942	1,996	1.0%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.61%	7/17/2023	7/17/2029	174	—	—	0.0%
Brickell Bay Acquisition Corp.	SF	6.65%	12.04%	2/12/2021	2/12/2026	1,861	1,836	1,861	0.9%
Caravel Autism Health, LLC	SF	5.76%	11.16%	6/30/2021	6/30/2027	5,012	4,946	4,969	2.4%
Caravel Autism Health, LLC	SF	5.76%	11.16%	6/30/2021	6/30/2027	1,392	1,392	1,380	0.7%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.16%	6/30/2021	6/30/2027	1,269	244	244	0.1%
Dorado Acquisition, Inc.	SF	6.85%	12.19%	6/30/2021	6/30/2026	4,888	4,831	4,743	2.3%
Dorado Acquisition, Inc.	SF	6.90%	12.29%	11/27/2022	6/30/2026	4,051	3,975	3,932	1.9%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.85%	12.19%	6/30/2021	6/30/2026	596	—	—	0.0%
INH Buyer, Inc.	SF	7.00%	8.95% Cash/ 3.50% PIK	6/30/2021	6/28/2028	3,026	3,005	2,936	1.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)	SF	6.75%	12.13%	2/1/2023	2/1/2029	4,975	4,843	4,975	2.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	6.75%	12.14%	2/1/2023	2/1/2029	1,702	989	989	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	6.75%	12.13%	2/1/2023	2/1/2029	813	352	352	0.2%
NationsBenefits, LLC	SF	7.10%	12.44%	8/20/2021	8/26/2027	3,920	3,873	3,951	1.9%
NationsBenefits, LLC	SF	7.10%	12.44%	8/26/2022	8/26/2027	4,672	4,672	4,708	2.3%
NationsBenefits, LLC	SF	7.10%	12.44%	8/26/2022	8/26/2027	5,065	5,065	5,104	2.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
NationsBenefits, LLC (Revolver) (*)	SF	7.10%	12.44%	8/20/2021	8/26/2027	2,222	$889	$889	0.5%
NQ PE Project Colosseum Midco Inc.	SF	5.65%	11.00%	10/4/2022	10/4/2028	3,465	3,407	3,500	1.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	11.00%	10/4/2022	10/4/2028	778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	11.00%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC	SF	6.25%	11.64%	12/31/2020	7/8/2027	2,431	2,409	2,431	1.2%
Seran BioScience, LLC	SF	6.25%	11.66%	7/8/2022	7/8/2027	2,757	2,757	2,757	1.4%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.66%	8/21/2023	7/8/2027	1,444	333	333	0.2%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.64%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.	SF	6.90%	12.28%	2/16/2022	2/16/2028	3,000	2,955	2,940	1.4%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.90%	12.28%	2/16/2022	2/16/2028	225	136	133	0.1%
TigerConnect, Inc. (Revolver) (*)	SF	6.90%	12.28%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.	P	3.75%	12.25%	12/29/2023	12/28/2029	2,500	2,475	2,475	1.2%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	4,554	4,481	4,509	2.2%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	57	57	56	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	569	569	564	0.3%
						70,729	62,433	62,727	30.7%
High Tech Industries
Amelia Holding II, LLC	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,021	1,970	2,028	1.0%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	668	508	510	0.3%
Amelia Holding II, LLC (Revolver) (*)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	27	27	0.0%
Arcstor Midco, LLC	SF	8.10%	13.46% PIK (***)	8/29/2023	3/16/2027	155	150	155	0.1%
Drawbridge Partners, LLC	SF	6.75%	12.10%	9/1/2022	9/1/2028	3,000	2,950	3,001	1.5%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.10%	9/1/2022	9/1/2028	874	496	496	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	6.75%	12.10%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.	SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,140	2,107	2,141	1.1%
Mindbody, Inc.	SF	7.15%	12.53%	2/15/2019	2/14/2025	6,536	6,507	6,536	3.2%
Mindbody, Inc.	SF	7.15%	12.53%	9/22/2021	2/14/2025	474	474	474	0.2%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.53%	2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.	SF	6.76%	12.16%	12/28/2018	12/28/2026	9,500	9,500	9,500	4.7%
Planful, Inc.	SF	6.76%	12.16%	9/12/2022	12/28/2026	530	524	530	0.3%
Planful, Inc.	SF	6.76%	12.16%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.	SF	6.76%	12.16%	2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.	SF	6.76%	12.16%	4/5/2023	12/28/2026	707	688	708	0.3%
Planful, Inc. (Revolver)	SF	6.76%	12.16%	12/28/2018	12/28/2026	442	442	442	0.2%
Sparq Holdings, Inc.	SF	6.25%	11.43%	6/16/2023	6/15/2029	995	967	1,011	0.5%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.43%	6/16/2023	6/15/2029	222	—	—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.43%	6/16/2023	6/15/2029	205	—	—	0.0%
						32,001	29,520	29,769	14.7%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	7.25%	12.43%	6/21/2023	6/21/2028	995	963	1,010	0.5%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.00%	12.35%	6/21/2023	6/21/2028	500	61	62	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.00%	12.35%	6/21/2023	6/21/2028	103	21	21	0.0%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	1.2%
North Haven USHC Acquisition, Inc.	SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	1.2%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.3%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	$104	$103	0.1%
Relevate Health Group, LLC	SF	6.10%	11.44%	11/20/2020	11/20/2025	1,459	1,446	1,445	0.7%
Relevate Health Group, LLC	SF	6.10%	11.44%	11/20/2020	11/20/2025	653	653	647	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	6.10%	11.43%	11/20/2020	11/20/2025	316	84	84	0.0%
Spherix Global Inc.	SF	6.36%	11.71%	12/22/2021	12/22/2026	1,081	1,068	1,048	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.71%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.50%	11.97%	1/28/2020	1/28/2025	4,441	4,413	4,441	2.2%
XanEdu Publishing, Inc.	SF	6.50%	11.97%	8/31/2022	1/28/2025	1,765	1,744	1,768	0.9%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	11.97%	1/28/2020	1/28/2025	742	—	—	0.0%
						20,762	17,983	18,008	8.8%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	671	671	658	0.3%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	203	203	199	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw) (*) (**) (c)	SF	8.00%	13.65% PIK	9/8/2023	1/31/2028	353	297	292	0.2%
						1,227	1,171	1,149	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	1/4/2019	7/3/2025	1,900	1,900	1,870	0.9%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	6/25/2020	7/3/2025	463	463	456	0.2%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	7/1/2021	7/3/2025	273	270	269	0.1%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	8/4/2022	7/3/2025	788	788	775	0.4%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	12/22/2022	7/3/2025	398	390	392	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.86%	12.22%	1/4/2019	7/3/2025	320	216	213	0.1%
Bonterra, LLC	SF	7.25%	12.60%	9/8/2021	9/8/2027	13,437	13,310	13,185	6.5%
Bonterra, LLC	SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	1,968	1,941	1,975	1.0%
Bonterra, LLC (Revolver) (*)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,069	321	315	0.2%
Chess.com, LLC	SF	6.60%	11.95%	12/31/2021	12/31/2027	5,895	5,809	5,873	2.9%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.95%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.35%	12.69%	2/28/2019	2/28/2025	4,000	3,998	4,000	2.0%
Crownpeak Technology, Inc.	SF	7.50%	12.97%	9/27/2022	2/28/2025	1,273	1,260	1,274	0.6%
Crownpeak Technology, Inc.	SF	7.35%	12.69%	2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.35%	12.69%	9/27/2022	2/28/2025	3,333	3,333	3,334	1.6%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.35%	12.69%	2/28/2019	2/28/2025	500	67	67	0.0%
Sports Operating Holdings II, LLC	SF	5.85%	11.21%	11/3/2022	11/3/2027	2,963	2,902	2,963	1.6%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.21%	11/3/2022	11/3/2027	2,398	241	241	0.1%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.21%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.	SF	7.10%	12.49%	1/12/2023	1/12/2028	3,980	3,878	4,013	2.0%
V10 Entertainment, Inc. (Revolver) (*)	SF	7.10%	12.49%	1/12/2023	1/12/2028	458	—	—	0.0%
						46,647	41,147	41,275	20.4%
Retail
BLST Operating Company, LLC	SF	9.50%	1.00% Cash/ 12.96% PIK	8/28/2020	8/28/2025	660	423	620	0.3%
						660	423	620	0.3%
Services: Business
Aras Corporation	SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	2,233	2,214	2,250	1.1%
Aras Corporation (Revolver) (*)	P	5.50%	14.00%	4/13/2021	4/13/2027	150	130	130	0.1%
Burroughs, Inc.	SF	7.60%	12.94%	12/22/2017	12/20/2024	4,901	4,901	4,901	2.4%
Burroughs, Inc. (Revolver)	SF	7.60%	12.94%	12/22/2017	12/20/2024	1,215	1,215	1,215	0.6%
HS4 Acquisitionco, Inc.	SF	6.85%	12.21%	7/9/2019	7/9/2025	9,799	9,735	9,769	4.8%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	12.21%	7/9/2019	7/9/2025	817	549	548	0.3%
iCIMS, Inc.	SF	7.25%	12.62%	10/24/2022	8/18/2028	2,500	2,462	2,509	1.2%
Kingsley Gate Partners, LLC	SF	6.65%	12.04%	12/9/2022	12/11/2028	596	585	588	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Kingsley Gate Partners, LLC	SF	6.65%	12.04%	12/9/2022	12/11/2028	191	$191	$189	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	12.04%	12/9/2022	12/11/2028	600	132	130	0.1%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	12.04%	12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	2,482	2,419	2,380	1.2%
Prototek LLC (Revolver) (*)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Relativity ODA LLC	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	2,107	2,075	2,105	1.0%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	3,344	3,331	3,341	1.6%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	2,406	2,406	2,403	1.2%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	9/30/2021	9/30/2026	7,820	7,744	7,812	3.8%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	2,113	2,113	2,111	1.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	1,520	1,520	1,518	0.7%
Vhagar Purchaser, LLC	SF	7.00%	12.39%	6/9/2023	6/8/2029	3,000	2,917	3,000	1.5%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.39%	6/9/2023	6/8/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.39%	6/9/2023	6/8/2029	333	—	—	0.0%
VPS Holdings, LLC	SF	7.11%	12.47%	10/5/2018	10/4/2024	2,397	2,388	2,405	1.2%
VPS Holdings, LLC	SF	7.11%	12.47%	10/5/2018	10/4/2024	1,971	1,971	1,978	1.0%
VPS Holdings, LLC (Revolver) (*)	SF	7.11%	12.47%	10/5/2018	10/4/2024	1,003	603	603	0.3%
						54,873	51,751	52,035	25.6%
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.76%	12.16%	7/14/2022	7/14/2028	7,067	7,033	7,067	3.5%
Express Wash Acquisition Company, LLC	SF	6.76%	12.16%	7/14/2022	7/14/2028	1,513	1,513	1,513	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.16%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC	SF	6.76%	12.16%	2/28/2022	2/26/2027	1,576	1,554	1,576	0.8%
Kar Wash Holdings, LLC	SF	6.76%	12.16%	2/28/2022	2/26/2027	1,129	1,129	1,129	0.6%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.76%	12.16%	8/3/2022	2/26/2027	2,649	2,230	2,230	1.1%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.76%	12.16%	2/28/2022	2/26/2027	571	—	—	0.0%
						14,884	13,668	13,724	6.8%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	1,266	1,430	0.7%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	124	124	0.1%
Calabrio, Inc.	SF	7.13%	12.48%	4/16/2021	4/16/2027	3,400	3,346	3,421	1.7%
Calabrio, Inc. (Delayed Draw) (*) (**)	SF	7.13%	12.48%	12/19/2023	4/16/2027	499	—	—	0.0%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.48%	4/16/2021	4/16/2027	409	234	234	0.1%
						6,185	4,970	5,209	2.6%
Wholesale
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	6,523	6,523	6,270	3.1%
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	9/22/2020	3/29/2024	1,691	1,691	1,625	0.8%
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	2/16/2021	3/29/2024	3,076	3,075	2,957	1.5%
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	8/28/2019	3/29/2024	1,841	1,841	1,770	0.9%
Nearly Natural, Inc. (Revolver)	SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	2,634	2,634	2,532	1.2%
						15,765	15,764	15,154	7.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						358,567	322,994	323,684	159.2%

Unitranche Secured Loans (~)
Aerospace & Defense

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Cassavant Holdings, LLC	SF	7.61%	12.96%	9/8/2021	9/8/2026	7,876	$7,784	$7,876	3.9%
						7,876	7,784	7,876	3.9%
Services: Business
ASG II, LLC	SF	6.40%	11.78%	5/25/2022	5/25/2028	1,900	1,869	1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.78%	5/25/2022	5/25/2028	285	171	171	0.1%
Onit, Inc.	SF	7.50%	12.97%	12/20/2021	5/2/2025	1,680	1,666	1,680	0.8%
						3,865	3,706	3,751	1.8%
Telecommunications
VB E1, LLC	SF	7.75%	13.10%	11/18/2020	11/18/2026	2,250	2,250	2,250	1.1%
						2,250	2,250	2,250	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						13,991	13,740	13,877	6.8%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.51%	14.86%	3/25/2022	3/24/2026	4,875	4,841	4,918	2.4%
						4,875	4,841	4,918	2.4%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	879	874	879	0.4%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	6,901	6,901	6,794	3.3%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,194	1,194	1,175	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	2,147	1,378	1,356	0.7%
						11,121	10,347	10,204	5.0%
High Tech Industries
Arcstor Midco, LLC	SF	7.85%	13.21% PIK (***)	3/16/2021	3/16/2027	4,572	4,482	2,185	1.1%
Arcstor Midco, LLC	SF	8.10%	13.46% PIK (***)	7/14/2023	3/16/2027	155	150	155	0.1%
						4,727	4,632	2,340	1.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	5/2/2019	n/a (d)	637	637	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	11/4/2019	n/a (d)	122	122	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	5/2/2019	n/a (d)	200	200	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	5/2/2019	n/a (d)	76	76	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	528	528	464	0.2%
						1,563	1,563	464	0.2%
Retail
Forman Mills, Inc.	n/a	3.90%	3.90% PIK (***)	4/27/2023	6/20/2028	1,308	1,308	955	0.5%
						1,308	1,308	955	0.5%
Services: Consumer
Education Corporation of America	P	11.00%	14.00% Cash/ 5.50% PIK (***)	9/3/2015	n/a (d)	833	831	2,174	1.1%
						833	831	2,174	1.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						24,427	23,522	21,055	10.4%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	— (##)	4/1/2021	—	—	269	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	— (##)	8/2/2021	—	—	111	57	0.0%
							380	57	0.0%
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	— (##)	7/29/2021	—	—	600	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	— (##)	7/28/2021	7/28/2031	—	$363	$—	0.0%
							963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	307	0.2%
							501	307	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	— (##)	8/3/2021	—	—	81	56	0.0%
							81	56	0.0%
Construction & Building
MEI Buyer LLC (155 shares of common stock)	—	—	— (##)	6/30/2023	—	—	155	158	0.1%
							155	158	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2020	3/17/2028	—	67	257	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2021	3/17/2028	—	—	180	0.1%
							67	437	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing) (#) (####)	—	—	— (##)	12/24/2020	—	—	—	40	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	58	251	0.1%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
							77	375	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	3	2,152	1.1%
							3	2,152	1.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)	n/a	n/a	9.00% PIK	7/17/2023	—	—	21	19	0.0%
Bluesight, Inc. (11,087 Class B common units)	—	—	— (##)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	— (##)	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	— (##)	6/30/2021	—	—	—	32	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	—	—	— (##)	1/31/2023	—	—	491	422	0.2%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	781	706	0.3%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	— (##)	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	— (##)	10/4/2022	—	—	327	326	0.2%
Seran BioScience, LLC (33,333 common units) (####)	—	—	— (##)	12/31/2020	—	—	334	755	0.4%
Vero Biotech Inc. (warrant to purchase up to 0.19% of the equity)	—	—	— (##)	12/29/2023	12/29/2033	—	—	—	0.0%
							2,314	2,469	1.2%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (##)	12/21/2022	12/21/2032	—	—	29	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	— (##)	9/1/2022	—	—	130	147	0.1%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00% PIK	12/28/2018	—	—	473	942	0.5%
Planful, Inc. (35,791 Class B units)	—	—	— (##)	5/3/2023	—	—	—	23	0.0%
Recorded Future, Inc. (80,486 Class A units) (e)	—	—	— (##)	7/3/2019	—	—	81	261	0.1%
Sparq Holdings, Inc. (300,000 shares of common stock)	—	—	— (##)	6/15/2023	—	—	300	312	0.2%
							984	1,714	0.9%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	— (##)	12/31/2020	—	—	111	110	0.1%
							111	110	0.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)

Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (f)	—	—	— (##)	12/22/2016	—	—	$114	$257	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (b)	—	—	— (##)	9/18/2015	9/18/2025	—	—	1,695	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	40	19	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	— (##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	— (##)	12/22/2021	—	—	81	34	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	49	225	0.1%
							284	2,230	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units) (c)	—	—	— (##)	7/31/2023	—	—	1,480	604	0.3%
							1,480	604	0.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	— (##)	1/4/2019	—	—	297	362	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	— (##)	12/31/2021	—	—	87	75	0.0%
V10 Entertainment, Inc. (392,157 shares of common units) (g)	—	—	— (##)	1/12/2023	—	—	203	185	0.1%
							587	622	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	— (##)	8/28/2020	—	—	712	420	0.2%
							712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	— (##)	11/1/2017	—	—	395	869	0.4%
							395	869	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00% PIK (***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units) (####)	—	—	— (##)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	32	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units) (####)	—	—	— (##)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	127	26	0.0%
IDIG Parent, LLC (245,958 shares of common stock) (####) (h)	—	—	— (##)	1/4/2021	—	—	250	306	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	— (##)	2/28/2022	—	—	103	75	0.0%
Kar Wash Holdings, LLC - Series A Preferred Stock (8,619 shares)	—	—	— (##)	6/27/2023	—	—	11	11	0.0%
							8,014	450	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	6/10/2022	6/10/2032	—	42	49	0.0%
							42	49	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	— (##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	— (##)	8/27/2021	—	—	61	28	0.0%
							214	28	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							17,364	13,107	6.3%
Total Non-Controlled/Non-Affiliate Company Investments							377,620	371,723	182.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	SF	5.61%	10.94%	9/9/2020	6/28/2024	477	$—	$—	0.0%
						477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	12,648	12,647	8,110	4.0%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	6,223	6,223	3,990	2.0%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	5/24/2017	12/31/2026	767	766	491	0.2%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	8/10/2018	12/31/2026	2,819	2,819	1,808	0.9%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	3/29/2019	12/31/2026	5,219	5,219	3,347	1.6%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	12/30/2019	12/31/2026	120	120	77	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	2.11%	7.47% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC (#) (i)	P	9.46%	17.96% PIK	10/20/2017	n/a (d)	13,242	13,242	17,233	8.5%
HFZ Capital Group LLC (#) (i)	P	9.46%	17.96% PIK	10/20/2017	n/a (d)	4,758	4,758	6,191	3.0%
MC Asset Management (Corporate), LLC (#) (i)	SF	15.00%	20.39% PIK	1/26/2021	1/26/2024	10,237	10,237	10,237	5.0%
MC Asset Management (Corporate), LLC (#) (i)	SF	15.00%	20.39% PIK	4/26/2021	1/26/2024	3,051	3,051	3,051	1.5%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.6%
						66,484	62,430	57,874	28.3%
High Tech Industries
Mnine Holdings, Inc.	SF	8.26%	13.61% PIK	11/2/2018	12/30/2024	6,266	6,266	6,187	3.0%
Mnine Holdings, Inc.	SF	8.26%	13.61% PIK	7/27/2023	12/30/2024	55	55	55	0.0%
Mnine Holdings, Inc. (Revolver) (*)	SF	7.26%	12.61%	8/9/2022	12/30/2024	747	666	658	0.3%
						7,068	6,987	6,900	3.3%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	16.94% (***)	6/25/2019	n/a (d)	1,356	1,312	424	0.2%
						1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans						75,385	70,729	65,198	31.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,539	2.7%
						5,850	5,850	5,539	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans						5,850	5,850	5,539	2.7%

Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	— (##)	9/9/2020	—	—	1,631	3,229	1.6%
							1,631	3,229	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	— (##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (i)	—	—	— (##)	6/11/2019	—	—	793	1,045	0.5%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	— (##)	8/6/2021	—	—	3,900	4,372	2.1%
							4,693	5,417	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,932	0.9%
Familia Dental Group Holdings, LLC (1,230 Class A units) (####)	—	—	— (##)	4/8/2016	—	—	4,213	2,226	1.1%
							6,245	4,158	2.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	— (##)	6/30/2020	—	—	$—	$—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	— (##)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							$14,027	$12,804	6.2%
Total Non-Controlled Affiliate Company Investments							$90,606	$83,541	40.7%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—	10/31/2017	—	—	$42,650	$33,122	16.3%
Total Controlled Affiliate Equity Securities							$42,650	$33,122	16.3%
Total Controlled Affiliate Company Investments							$42,650	$33,122	16.3%

TOTAL INVESTMENTS							$510,876	$488,386	239.7%
Derivative Instruments
Foreign currency forward contracts

There were no foreign currency forward contracts held as of December 31, 2023.

_______________________________________________________
(˄)    All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(˄˄)    The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate ("Prime" or "P"), Sterling Overnight Index Average ("SONIA" or "SN"), Canadian Dollar Offered Rate ("CDOR" or "C"), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly or semiannually. For each such investment, the Fund has provided the spread over the base rate and the current contractual interest rate at December 31, 2023. Certain investments may be subject to a Prime, or SOFR interest rate floor or rate cap. Certain investments contain a Payment-in-Kind ("PIK") provision."
(˄˄˄)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2023 represented 239.7% of the Company’s net assets or 95.2% of the Company’s total assets, are subject to legal restrictions on sales.
(˄˄˄˄)    Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(˄˄˄˄˄) Percentages are based on net assets of $203,724 as of December 31, 2023.
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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)
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
(#)    This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 23.6% of the Company’s total assets.
(##)    Represents a non-income producing security.
(###)    Ownership of certain equity investments may occur through a holding company or partnership.
(####)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(*)    All or a portion of this commitment was unfunded at December 31, 2023. As such, interest is earned only on the funded portion of this commitment.
(**)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(***)    This position was on non-accrual status as of December 31, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(a)    This investment represents a note convertible to preferred shares of the borrower.
(b)    This is an international company.
(c)    During the year ended December 31, 2023, the senior secured lender group of Vice Group Inc. ("Vice OldCo") established Vice Acquisition Holdco, LLC ("Vice NewCo") in order to acquire a substantial portion of the assets of Vice OldCo was a part of a bankruptcy restructuring. Vice NewCo credit bid a portion of the senior secured debt in Vice OldCo to acquire certain assets of Vice OldCo which constitute the ongoing operations of the portfolio company. The Company's outstanding senior secured debt investment in Vice OldCo was reduced and rolled into new secured debt investments and the remaining amount of the credit bid established the cost basis of its new equity investment. While the Company still has loans outstanding at Vice OldCo, the Company has valued these positions at zero as end of the period.
(d)    This is a demand note with no stated maturity.
(e)    As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(f)    The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(g)    As of December 31, 2023, the company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.
(h)    As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
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

n/a - not applicable

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	L	6.00%	10.73%	4/1/2021	4/1/2027	3,448	$3,395	$3,318	1.5%
Born To Run, LLC	L	6.00%	10.73%	4/1/2021	4/1/2027	470	470	452	0.2%
Hastings Manufacturing Company	L	7.25%	11.64%	4/24/2018	4/24/2023	2,026	2,023	2,026	0.9%
Lifted Trucks Holdings, LLC	L	5.75%	9.49%	8/2/2021	8/2/2027	6,930	6,816	6,840	3.1%
Lifted Trucks Holdings, LLC (Delayed Draw) (*) (**)	L	5.75%	9.49%	8/2/2021	8/2/2027	1,400	—	—	0.0%
Lifted Trucks Holdings, LLC (Revolver) (*)	L	5.75%	9.49%	8/2/2021	8/2/2027	1,667	—	—	0.0%
Panda Acquisition, LLC	SF	6.35%	10.28%	12/20/2022	10/18/2028	4,500	3,691	3,690	1.6%
						20,441	16,395	16,326	7.3%
Banking
MV Receivables II, LLC (#)	L	9.75%	13.87%	7/29/2021	7/29/2026	8,115	7,752	7,968	3.6%
StarCompliance MidCo, LLC	L	6.75%	11.48%	1/12/2021	1/12/2027	2,000	1,971	1,968	0.9%
StarCompliance MidCo, LLC	L	6.75%	11.48%	10/12/2021	1/12/2027	336	330	330	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	L	6.75%	11.14%	1/12/2021	1/12/2027	322	81	79	0.0%
						10,773	10,134	10,345	4.6%
Beverage, Food & Tobacco
LVF Holdings, Inc.	L	6.25%	8.45%	6/10/2021	6/10/2027	1,481	1,458	1,437	0.6%
LVF Holdings, Inc.	L	6.25%	8.45%	6/10/2021	6/10/2027	1,418	1,418	1,375	0.6%
LVF Holdings, Inc. (Delayed Draw) (*) (**)	L	6.25%	8.45%	6/10/2021	6/10/2027	344	—	—	0.0%
LVF Holdings, Inc. (Revolver) (*)	L	6.25%	10.98%	6/10/2021	6/10/2027	238	157	152	0.1%
LX/JT Intermediate Holdings, Inc.	SF	6.00%	10.42%	3/11/2020	3/11/2025	5,468	5,413	5,394	2.4%
LX/JT Intermediate Holdings, Inc. (Revolver) (*)	SF	6.00%	10.42%	3/11/2020	3/11/2025	833	—	—	0.0%
						9,782	8,446	8,358	3.7%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	6.50%	11.34%	9/9/2022	12/17/2026	3,975	3,863	3,975	1.8%
CGI Automated Manufacturing, LLC	SF	6.50%	11.34%	9/30/2022	12/17/2026	1,141	1,114	1,141	0.5%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	2/28/2020	11/28/2025	9,722	9,615	9,736	4.4%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	12/29/2021	11/28/2025	2,972	2,926	2,977	1.3%
MCP Shaw Acquisitionco, LLC	SF	6.50%	11.06%	12/29/2021	11/28/2025	978	978	979	0.4%
MCP Shaw Acquisitionco, LLC (Revolver) (*)	SF	6.50%	11.06%	2/28/2020	11/28/2025	1,784	—	—	0.0%
						20,572	18,496	18,808	8.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Chemicals, Plastics & Rubber
Valudor Products LLC	L	7.50%	10.39% Cash/ 1.50% PIK	6/18/2018	6/19/2023	1,609	$1,606	$1,958	0.9%
Valudor Products LLC (a)	L	7.50%	11.89% PIK	6/18/2018	6/19/2023	260	260	312	0.1%
Valudor Products LLC	L	7.50%	11.89%	12/22/2021	6/19/2023	502	502	1,565	0.7%
Valudor Products LLC (Revolver) (*)	L	9.50%	13.89%	6/18/2018	6/19/2023	1,095	55	55	0.0%
						3,466	2,423	3,890	1.7%
Construction & Building
TCFIII OWL Buyer LLC	SF	5.50%	9.94%	4/19/2021	4/17/2026	2,019	1,994	2,022	0.9%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%	4/19/2021	4/17/2026	2,466	2,466	2,469	1.1%
TCFIII OWL Buyer LLC	SF	5.50%	9.94%	12/17/2021	4/17/2026	2,213	2,182	2,215	1.0%
						6,698	6,642	6,706	3.0%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.50%	9.74%	8/3/2021	8/3/2026	5,940	5,849	5,866	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.50%	9.74%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	L	6.75%	10.87%	8/4/2021	8/4/2026	3,456	3,403	3,370	1.5%
Recycled Plastics Industries, LLC (Revolver) (*)	L	6.75%	10.87%	8/4/2021	8/4/2026	473	—	—	0.0%
						11,292	9,252	9,236	4.1%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	SF	7.15%	11.15% Cash/ 0.50% PIK	5/14/2021	4/3/2026	986	979	975	0.5%
The Kyjen Company, LLC	SF	7.00%	11.42% PIK	9/13/2022	4/3/2026	—	—	—	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.10%	10.92% Cash/ 0.50% PIK	5/14/2021	4/3/2026	105	89	88	0.0%
Thrasio, LLC	L	7.00%	11.73%	12/18/2020	12/18/2026	2,445	2,440	2,445	1.1%
						3,536	3,508	3,508	1.6%
Environmental Industries
Quest Resource Management Group, LLC	L	6.50%	10.62%	10/19/2020	10/20/2025	972	908	972	0.4%
Quest Resource Management Group, LLC	L	6.50%	10.62%	10/19/2020	10/20/2025	1,068	1,068	1,067	0.5%
Quest Resource Management Group, LLC	L	6.50%	10.62%	12/7/2021	10/20/2025	3,796	3,738	3,781	1.7%
Quest Resource Management Group, LLC (Delayed Draw) (*) (**)	L	6.50%	10.62%	12/7/2021	10/20/2025	1,772	383	381	0.2%
						7,608	6,097	6,201	2.8%
FIRE: Finance
Avalara, Inc.	SF	7.25%	11.83%	10/19/2022	10/19/2028	4,000	3,902	3,900	1.7%
Avalara, Inc. (Revolver) (*)	SF	7.25%	11.83%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.75%	11.15%	8/19/2022	8/18/2028	2,528	2,480	2,503	1.1%
GC Champion Acquisition LLC (Delayed Draw) (*) (**)	SF	6.75%	11.15%	8/19/2022	8/18/2028	704	—	—	0.0%
J2 BWA Funding LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	9.00%	12/24/2020	12/24/2026	2,750	1,303	1,298	0.6%
Liftforward SPV II, LLC (#)	L	10.75%	15.14%	11/10/2016	3/31/2023	413	413	403	0.2%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	10.75%	6/29/2021	6/29/2026	3,084	3,400	3,084	1.4%
Oceana Australian Fixed Income Trust (#) (b) (c)	n/a	n/a	11.50%	2/25/2021	2/25/2026	7,321	8,460	7,321	3.2%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	3,210	3,210	3,210	1.4%
YS WH4 LLC (Revolver) (*) (#)	SF	7.00%	11.44%	7/20/2022	11/20/2025	5,250	1,776	1,776	0.8%
						29,660	24,944	23,495	10.4%
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.43%	5/3/2022	4/30/2025	3,300	3,245	3,296	1.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	12.43%	5/3/2022	4/30/2025	337	337	337	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	12.43%	5/3/2022	4/30/2025	1,653	720	719	0.3%
Florida East Coast Industries, LLC (#)	n/a	n/a	10.50%	8/9/2021	6/28/2024	617	606	619	0.3%
NCBP Property, LLC (#)	L	9.50%	13.62%	12/18/2020	6/16/2023	1,950	1,945	1,955	0.9%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
						7,857	6,853	6,926	3.1%
Healthcare & Pharmaceuticals
Brickell Bay Acquisition Corp.	L	6.50%	10.24%	2/12/2021	2/12/2026	1,880	$1,850	$1,847	0.8%
Caravel Autism Health, LLC	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	5,016	4,935	4,630	2.1%
Caravel Autism Health, LLC (Delayed Draw) (*) (**)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	3,750	188	173	0.1%
Caravel Autism Health, LLC (Revolver) (*)	SF	8.75%	8.97% Cash/ 3.00% PIK	6/30/2021	6/30/2027	1,260	1,135	1,048	0.5%
Dorado Acquisition, Inc.	SF	6.50%	10.72%	6/30/2021	6/30/2026	4,938	4,862	4,928	2.2%
Dorado Acquisition, Inc.	SF	6.76%	11.34%	11/27/2022	6/30/2026	4,082	3,980	4,074	1.8%
Dorado Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	10.72%	6/30/2021	6/30/2026	216	—	—	0.0%
Dorado Acquisition, Inc. (Revolver)	SF	6.50%	10.92%	6/30/2021	6/30/2026	596	596	596	0.3%
INH Buyer, Inc.	SF	7.00%	8.08% Cash/ 3.50% PIK	6/30/2021	6/28/2028	2,950	2,925	2,832	1.3%
NationsBenefits, LLC	SF	7.00%	11.22%	8/20/2021	8/26/2027	3,960	3,898	4,039	1.8%
NationsBenefits, LLC	SF	7.00%	11.22%	8/26/2022	8/26/2027	4,719	4,719	4,813	2.1%
NationsBenefits, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.22%	8/26/2022	8/26/2027	5,089	942	961	0.4%
NationsBenefits, LLC (Revolver) (*)	SF	7.00%	11.42%	8/20/2021	8/26/2027	2,222	889	889	0.4%
NQ PE Project Colosseum Midco Inc.	SF	6.00%	10.59%	10/4/2022	10/4/2028	3,500	3,432	3,430	1.5%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	6.00%	10.59%	10/4/2022	10/4/2028	778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	6.00%	10.59%	10/4/2022	10/4/2028	438	—	—	0.0%
Rockdale Blackhawk, LLC (d)	n/a	n/a	n/a	3/31/2015	n/a(e)	—	—	557	0.2%
Seran BioScience, LLC	SF	6.25%	9.96%	12/31/2020	7/8/2027	2,456	2,424	2,435	1.1%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%	7/8/2022	7/8/2027	2,776	1,331	1,320	0.6%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	9.96%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.	SF	7.25%	7.86% Cash/ 3.63% PIK	2/16/2022	2/16/2028	3,000	2,947	2,963	1.3%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	7.25%	7.86% Cash/ 3.63% PIK	2/16/2022	2/16/2028	124	28	27	0.0%
TigerConnect, Inc. (Revolver) (*)	SF	7.25%	11.49%	2/16/2022	2/16/2028	429	—	—	—%
Whistler Parent Holdings III, Inc.	SF	6.75%	11.17%	6/3/2022	6/2/2028	4,500	4,415	4,457	2.0%
Whistler Parent Holdings III, Inc. (Delayed Draw) (*) (**)	SF	6.75%	11.17%	6/3/2022	6/2/2028	1,406	56	56	—%
Whistler Parent Holdings III, Inc. (Revolver) (*)	SF	6.75%	11.17%	6/3/2022	6/2/2028	563	84	84	0.0%
						61,092	45,636	46,159	20.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
High Tech Industries
Amelia Holding II, LLC	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,000	$1,940	$1,940	0.9%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	667	—	—	0.0%
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	13.77% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
Arcstor Midco, LLC	SF	7.60%	8.17% Cash/ 3.75% PIK	3/16/2021	3/16/2027	4,528	4,461	4,122	1.8%
Drawbridge Partners, LLC	SF	7.00%	11.56% PIK	9/1/2022	9/1/2028	3,000	2,943	2,971	1.3%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	7.00%	11.56% PIK	9/1/2022	9/1/2028	330	103	102	0.0%
Drawbridge Partners, LLC (Revolver) (*)	SF	7.00%	11.56%	9/1/2022	9/1/2028	522	—	—	—%
MarkLogic Corporation	SF	6.50%	10.85%	10/20/2020	10/20/2025	3,430	3,377	3,414	1.5%
MarkLogic Corporation	SF	6.50%	10.85%	11/23/2021	10/20/2025	320	315	318	0.2%
MarkLogic Corporation	SF	6.50%	10.85%	5/10/2022	10/20/2025	2,669	2,623	2,656	1.2%
MarkLogic Corporation	SF	6.50%	10.85%	11/23/2021	10/20/2025	214	214	213	0.1%
MarkLogic Corporation (Revolver) (*)	SF	6.50%	10.85%	10/20/2020	10/20/2025	269	—	—	—%
Medallia, Inc.	L	6.50%	10.88% PIK	8/15/2022	10/27/2028	2,049	2,011	2,041	0.9%
Mindbody, Inc.	L	7.00%	11.73%	2/15/2019	2/14/2025	6,536	6,485	6,526	2.9%
Mindbody, Inc.	L	7.00%	11.73%	9/22/2021	2/14/2025	674	674	673	0.3%
Mindbody, Inc. (Revolver) (*)	L	7.00%	11.73%	2/15/2019	2/14/2025	667	—	—	—%
Newforma, Inc.	L	5.50%	10.23%	6/30/2017	3/31/2023	938	937	938	0.4%
Newforma, Inc. (Revolver) (*)	L	5.50%	10.23%	6/30/2017	3/31/2023	1,250	—	—	—%
Planful, Inc.	SF	6.50%	10.32%	12/28/2018	12/28/2026	9,500	9,456	9,443	4.2%
Planful, Inc.	SF	6.50%	9.90%	9/12/2022	12/28/2026	530	519	527	0.2%
Planful, Inc.	SF	6.50%	10.32%	1/11/2021	12/28/2026	1,325	1,325	1,318	0.6%
Planful, Inc.	SF	6.50%	10.32%	2/11/2022	12/28/2026	884	884	878	0.4%
Planful, Inc. (Revolver)	SF	6.50%	10.32%	12/28/2018	12/28/2026	442	442	439	0.2%
						42,877	38,709	38,519	17.1%
Hotels, Gaming & Leisure
Equine Network, LLC	SF	6.00%	10.24%	12/31/2020	12/31/2025	1,719	1,694	1,709	0.7%
Equine Network, LLC	SF	6.00%	10.24%	1/29/2021	12/31/2025	780	769	775	0.3%
Equine Network, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.24%	12/31/2020	12/31/2025	427	—	—	—%
Equine Network, LLC (Revolver) (*)	SF	6.00%	10.30%	12/31/2020	12/31/2025	171	128	127	0.1%
						3,097	2,591	2,611	1.1%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	5.50%	9.94%	4/7/2017	4/7/2023	377	377	377	0.2%
Destination Media, Inc. (Revolver) (*)	SF	5.50%	9.94%	4/7/2017	4/7/2023	542	—	—	0.0%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%	10/30/2020	10/30/2025	2,450	2,419	2,448	1.1%
North Haven USHC Acquisition, Inc.	SF	6.25%	10.41%	7/29/2022	10/30/2025	2,592	2,556	2,575	1.1%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%	3/12/2021	10/30/2025	710	710	709	0.3%
North Haven USHC Acquisition, Inc.	SF	6.50%	11.18%	9/3/2021	10/30/2025	1,434	1,434	1,433	0.6%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.50%	11.18%	7/29/2022	10/30/2025	1,056	—	—	—%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.50%	11.13%	10/30/2020	10/30/2025	416	187	187	0.1%
Relevate Health Group, LLC	SF	5.75%	9.97%	11/20/2020	11/20/2025	1,474	1,455	1,449	0.6%
Relevate Health Group, LLC (Delayed Draw) (*) (**)	SF	5.75%	9.97%	11/20/2020	11/20/2025	778	659	648	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	5.75%	9.97%	11/20/2020	11/20/2025	316	—	—	—%
Spherix Global Inc.	SF	6.00%	10.24%	12/22/2021	12/22/2026	1,092	1,076	1,088	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.00%	10.24%	12/22/2021	12/22/2026	122	—	—	—%
XanEdu Publishing, Inc.	SF	6.50%	10.94%	1/28/2020	1/28/2025	4,584	4,531	4,602	2.1%
XanEdu Publishing, Inc.	SF	6.50%	10.94%	8/31/2022	1/28/2025	1,822	1,782	1,829	0.8%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	10.94%	1/28/2020	1/28/2025	742	—	—	0.0%
						20,507	17,186	17,345	7.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Media: Broadcasting & Subscription
Vice Group Holding Inc.	L	12.00%	4.51% Cash/ 12.00% PIK	5/2/2019	5/12/2023	1,691	$1,691	$1,657	0.7%
Vice Group Holding Inc.	L	12.00%	4.51% Cash/ 12.00% PIK	11/4/2019	5/12/2023	325	325	318	0.2%
Vice Group Holding Inc.	L	12.00%	4.42% Cash/ 12.00% PIK	5/2/2019	5/12/2023	531	531	520	0.2%
Vice Group Holding Inc.	L	12.00%	4.25% Cash/ 12.00% PIK	5/2/2019	5/12/2023	200	200	196	0.1%
						2,747	2,747	2,691	1.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%	1/4/2019	7/3/2025	1,920	1,911	1,915	0.9%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%	6/25/2020	7/3/2025	468	465	467	0.2%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%	7/1/2021	7/3/2025	276	272	275	0.1%
Attom Intermediate Holdco, LLC	SF	6.25%	10.69%	8/4/2022	7/3/2025	796	784	794	0.3%
Attom Intermediate Holdco, LLC	SF	6.25%	11.39%	12/22/2022	7/3/2025	400	388	399	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.25%	10.69%	1/4/2019	7/3/2025	320	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings)	L	6.25%	10.98%	9/8/2021	9/8/2027	13,195	13,042	12,898	5.7%
Bonterra, LLC (fka Cybergrants Holdings) (Delayed Draw) (*) (**)	L	6.25%	10.98%	9/8/2021	9/8/2027	1,906	—	—	0.0%
Bonterra, LLC (fka Cybergrants Holdings) (Revolver) (*)	L	6.25%	10.98%	9/8/2021	9/8/2027	1,069	397	389	0.2%
Chess.com, LLC	L	6.50%	11.23%	12/31/2021	12/31/2027	5,955	5,852	5,866	2.6%
Chess.com, LLC (Revolver) (*)	L	6.50%	11.23%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.47%	2/28/2019	2/28/2025	4,000	3,979	4,000	1.8%
Crownpeak Technology, Inc.	SF	7.25%	11.47%	9/27/2022	2/28/2025	1,273	1,252	1,273	0.6%
Crownpeak Technology, Inc.	SF	7.25%	11.47%	2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.25%	11.41%	9/27/2022	2/28/2025	3,333	3,333	3,333	1.5%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.25%	11.47%	2/28/2019	2/28/2025	500	—	—	0.0%
Spectrum Science Communications, LLC	SF	6.25%	10.92%	1/25/2022	1/25/2027	995	979	1,005	0.4%
Spectrum Science Communications, LLC (Revolver) (*)	SF	6.25%	10.92%	1/25/2022	1/25/2027	200	—	—	0.0%
Sports Operating Holdings II, LLC	SF	5.75%	10.17%	11/3/2022	11/3/2027	2,993	2,920	2,918	1.3%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.75%	10.17%	11/3/2022	11/3/2027	2,400	—	—	0.0%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.75%	10.17%	11/3/2022	11/3/2027	519	—	—	0.0%
						43,230	35,634	35,592	15.8%
Retail
BLST Operating Company, LLC	L	8.50%	12.62% (***)	8/28/2020	8/28/2025	588	351	571	0.2%
Forman Mills, Inc.	SF	9.50%	11.94% Cash/ 2.00% PIK	1/14/2020	4/30/2024	1,275	1,275	1,253	0.6%
Forman Mills, Inc.	SF	9.50%	11.94% Cash/ 2.00% PIK	10/4/2016	4/30/2024	6,909	6,909	6,698	3.0%
						8,772	8,535	8,522	3.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Services: Business
Aras Corporation	L	7.00%	7.16% Cash/ 3.75% PIK	4/13/2021	4/13/2027	2,155	$2,127	$2,167	1.0%
Aras Corporation (Revolver) (*)	L	6.50%	9.50%	4/13/2021	4/13/2027	150	50	50	0.0%
Burroughs, Inc.	SF	6.50%	10.72%	12/22/2017	12/22/2023	5,201	5,201	5,201	2.3%
Burroughs, Inc. (Revolver) (*)	SF	6.50%	10.72%	12/22/2017	12/22/2023	1,215	—	—	0.0%
HS4 Acquisitionco, Inc.	L	6.75%	11.14%	7/9/2019	7/9/2025	9,899	9,801	9,855	4.4%
HS4 Acquisitionco, Inc. (Revolver) (*)	L	6.75%	11.14%	7/9/2019	7/9/2025	817	409	407	0.2%
iCIMS, Inc.	SF	7.25%	11.52%	10/24/2022	8/18/2028	2,500	2,457	2,456	1.1%
Kingsley Gate Partners, LLC	SF	6.65%	11.12%	12/9/2022	12/11/2028	600	588	588	0.3%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%	12/9/2022	12/11/2028	720	—	—	0.0%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.12%	12/9/2022	12/11/2028	600	—	—	0.0%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.12%	12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	6.50%	10.83%	12/8/2022	12/8/2027	2,500	2,425	2,425	1.1%
Prototek LLC (Delayed Draw) (*) (**)	SF	6.50%	10.83%	12/8/2022	12/8/2027	768	—	—	0.0%
Prototek LLC (Revolver) (*)	SF	6.50%	10.83%	12/8/2022	12/8/2027	576	—	—	0.0%
Relativity ODA LLC	L	7.50%	11.89% PIK	5/12/2021	5/12/2027	2,061	2,024	2,060	0.9%
Relativity ODA LLC (Revolver) (*)	L	7.50%	11.89% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%	2/15/2019	9/30/2026	3,378	3,353	3,372	1.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%	2/15/2019	9/30/2026	2,430	2,430	2,425	1.1%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%	9/30/2021	9/30/2026	7,900	7,806	7,884	3.5%
Security Services Acquisition Sub Corp.	SF	6.00%	10.42%	2/15/2019	9/30/2026	2,135	2,135	2,131	0.9%
Security Services Acquisition Sub Corp.	SF	6.00%	10.40%	2/15/2019	9/30/2026	1,535	1,535	1,532	0.7%
ServiceMax, Inc. (#)	L	7.00%	11.12% PIK	11/1/2021	11/1/2027	3,846	3,786	3,884	1.7%
ServiceMax, Inc. (Revolver) (*) (#)	L	6.00%	10.27% PIK	11/1/2021	11/1/2027	350	175	175	0.1%
VPS Holdings, LLC	L	9.00%	11.39% Cash/ 2.00% PIK	10/5/2018	10/4/2024	3,246	3,222	3,252	1.4%
VPS Holdings, LLC	L	9.00%	11.39% Cash/ 2.00% PIK	10/5/2018	10/4/2024	2,656	2,656	2,661	1.2%
VPS Holdings, LLC (Revolver) (*)	L	9.00%	11.39% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,002	102	102	0.0%
						58,660	52,282	52,627	23.4%
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.50%	10.32%	7/14/2022	7/14/2028	8,160	8,114	8,119	3.6%
Express Wash Acquisition Company, LLC	SF	6.50%	10.43%	7/14/2022	7/14/2028	1,528	1,528	1,521	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.50%	10.83%	7/14/2022	7/14/2028	379	209	208	0.1%
Kar Wash Holdings, LLC	SF	6.00%	9.82%	2/28/2022	2/26/2027	1,592	1,565	1,585	0.7%
Kar Wash Holdings, LLC	SF	6.00%	10.35%	2/28/2022	2/26/2027	1,140	1,140	1,135	0.5%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.00%	10.77%	8/3/2022	2/26/2027	2,667	1,790	1,782	0.8%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.00%	10.77%	2/28/2022	2/26/2027	572	305	303	0.1%
Mammoth Holdings, LLC	SF	6.00%	9.82%	10/16/2018	10/16/2024	1,920	1,911	1,917	0.9%
Mammoth Holdings, LLC	SF	6.00%	9.82%	10/16/2018	10/16/2024	4,031	4,031	4,025	1.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%	3/12/2021	10/16/2024	6,291	6,291	6,282	2.8%
Mammoth Holdings, LLC	SF	6.00%	9.82%	6/15/2021	10/16/2024	1,633	1,633	1,630	0.7%
Mammoth Holdings, LLC (Revolver) (*)	SF	6.00%	9.82%	10/16/2018	10/16/2024	657	—	—	0.0%
						30,570	28,517	28,507	12.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,689	$1,521	$1,539	0.7%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	17.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	121	118	—%
Calabrio, Inc.	L	7.00%	11.73%	4/16/2021	4/16/2027	3,400	3,334	3,379	1.5%
Calabrio, Inc. (Revolver) (*)	L	7.00%	11.75%	4/16/2021	4/16/2027	409	234	233	0.1%
						5,998	5,210	5,269	2.3%
Wholesale
Nearly Natural, Inc.	SF	11.50%	12.32% Cash/ 4.00% PIK	12/15/2017	3/31/2024	6,628	6,628	5,931	2.6%
Nearly Natural, Inc.	SF	11.50%	12.32% Cash/ 4.00% PIK	9/22/2020	3/31/2024	1,714	1,714	1,534	0.7%
Nearly Natural, Inc.	SF	11.50%	12.32% Cash/ 4.00% PIK	2/16/2021	3/31/2024	3,115	3,115	2,787	1.2%
Nearly Natural, Inc.	SF	11.50%	12.32% Cash/ 4.00% PIK	8/28/2019	3/31/2024	1,868	1,868	1,672	0.8%
Nearly Natural, Inc. (Revolver)	SF	11.50%	12.32% Cash/ 4.00% PIK	12/15/2017	3/31/2024	2,505	2,505	2,241	1.0%
						15,830	15,830	14,165	6.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						425,065	366,067	365,806	162.6%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	L	6.50%	10.62%	9/8/2021	9/8/2026	7,580	7,461	7,436	3.3%
						7,580	7,461	7,436	3.3%
Consumer Goods: Non-Durable
Vinci Brands LLC	n/a	n/a	2.00% PIK (***)	7/6/2018	2/6/2024	7,026	7,026	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00% PIK (***)	3/9/2018	2/6/2024	3,065	3,065	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00% PIK (***)	12/26/2014	2/6/2024	13,552	13,528	—	0.0%
Vinci Brands LLC	n/a	n/a	2.00% PIK (***)	12/26/2014	2/6/2024	1,149	1,149	—	0.0%
						24,792	24,768	—	0.0%
High Tech Industries
WillowTree, LLC	L	5.00%	9.39%	10/9/2018	10/9/2023	7,326	7,301	7,326	3.3%
						7,326	7,301	7,326	3.3%
Services: Business
ASG II, LLC	SF	6.25%	10.67%	5/25/2022	5/25/2028	1,900	1,865	1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.25%	10.67%	5/25/2022	5/25/2028	285	51	51	0.0%
Onit, Inc.	SF	7.25%	12.30%	12/20/2021	5/2/2025	1,680	1,656	1,663	0.7%
						3,865	3,572	3,614	1.6%
Telecommunications
VB E1, LLC	L	7.65%	12.38%	11/18/2020	11/18/2026	2,250	2,250	2,257	1.0%
						2,250	2,250	2,257	1.0%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						45,813	45,352	20,633	9.2%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.25%	14.07%	3/25/2022	3/24/2026	5,250	5,203	5,165	2.3%
MoneyLion, Inc. (#)	P	5.75%	13.25%	8/27/2021	5/1/2023	1,500	1,490	1,498	0.6%
MoneyLion, Inc. (Delayed Draw) (*) (**) (#)	SF	9.25%	14.07%	3/25/2022	3/24/2026	1,500	—	—	0.0%
						8,250	6,693	6,663	2.9%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	1,778	1,753	1,784	0.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	6,708	$6,014	$6,014	2.7%
						8,486	7,767	7,798	3.5%
Services: Consumer
Education Corporation of America	L	11.00%	10.23% Cash/ 5.50% PIK (***)	9/3/2015	n/a (e)	833	831	1,882	0.8%
						833	831	1,882	0.8%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						17,569	15,291	16,343	7.2%

Equity Securities (<) (###)					[1]
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	— (##)	4/1/2021	—	—	269	233	0.1%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	— (##)	8/2/2021	—	—	111	78	0.0%
							380	311	0.1%
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	— (##)	7/29/2021	—	—	600	1,154	0.5%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	— (##)	7/28/2021	7/28/2031	—	363	1,655	0.8%
							963	2,809	1.3%
Beverage, Food & Tobacco
California Pizza Kitchen, Inc. (78,699 common units)	—	—	— (##)	8/19/2016	—	—	5,468	1,266	0.6%
							5,468	1,266	0.6%
Capital Equipment
MCP Shaw Acquisitionco, LLC (118,906 Class A-2 units) (####)	—	—	— (##)	2/28/2020	—	—	119	204	0.1%
							119	204	0.1%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	555	0.2%
							501	555	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	— (##)	8/3/2021	—	—	81	102	0.0%
							81	102	0.0%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2020	3/19/2028	—	67	210	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2021	3/19/2028	—	—	147	0.1%
							67	357	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.7% profit sharing) (#) (####)	—	—	— (##)	12/24/2020	—	—	—	—	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	58	298	0.2%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	46	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	1	7	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	46	0.0%
							77	397	0.2%
FIRE: Real Estate

Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	2	1,047	0.5%
							2	1,047	0.5%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	— (##)	6/30/2021	—	—	207	215	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	— (##)	6/30/2021	—	—	—	224	0.1%
1

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	$781	$934	0.4%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	— (##)	8/20/2021	—	—	153	66	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	— (##)	10/4/2022	—	—	327	327	0.1%
Seran BioScience, LLC (33,333 common units) (####)	—	—	— (##)	12/31/2020	—	—	334	537	0.3%
							1,802	2,303	1.0%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (##)	12/21/2022	12/21/2032	—	—	—	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	— (##)	9/1/2022	—	—	130	126	0.1%
MarkLogic Corporation (290,239 Class A units)	—	—	— (##)	10/20/2020	—	—	—	426	0.2%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00% PIK	12/28/2018	—	—	473	563	0.2%
Recorded Future, Inc. (80,486 Class A units) (f)	—	—	— (##)	7/3/2019	—	—	81	225	0.1%
							684	1,340	0.6%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	— (##)	12/31/2020	—	—	111	109	0.0%
							111	109	0.0%
Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (g)	—	—	— (##)	12/22/2016	—	—	114	294	0.2%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (c)	—	—	— (##)	9/18/2015	9/18/2025	—	—	1,816	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	40	36	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	— (##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	— (##)	12/22/2021	—	—	81	63	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	49	223	0.1%
							284	2,432	1.1%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	— (##)	1/4/2019	—	—	297	522	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	— (##)	12/31/2021	—	—	87	50	0.0%
							384	572	0.2%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	— (##)	8/28/2020	—	—	712	420	0.2%
Forman Mills, Inc. (warrant to purchase up to 2.6% of the equity)	—	—	— (##)	1/14/2020	1/14/2029	—	—	155	0.1%
Luxury Optical Holdings Co. (h)	n/a	n/a	n/a (##)	9/12/2014	—	—	—	209	0.1%
							712	784	0.4%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	— (##)	11/1/2017	—	—	395	921	0.4%
							395	921	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00% PIK (***)	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (121,311 Class A units) (####)	n/a	n/a	8.00% PIK	12/28/2020	—	—	125	118	0.1%
IDIG Parent, LLC (245,958 shares of common stock) (####) (i)	—	—	— (##)	1/4/2021	—	—	248	324	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	— (##)	2/28/2022	—	—	103	111	0.0%
							7,968	553	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	6/10/2022	6/10/2032	—	42	69	0.0%
							42	69	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	— (##)	12/15/2017	—	—	$153	$—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	— (##)	8/27/2021	—	—	61	—	0.0%
							214	—	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							20,254	16,131	7.1%
Total Non-Controlled/Non-Affiliate Company Investments							446,964	418,913	186.1%

Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	L	5.50%	9.89%	9/9/2020	6/28/2024	477	80	80	0.0%
						477	80	80	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	8.11%	12.44% PIK	7/22/2014	12/31/2026	11,246	11,246	8,953	4.0%
American Community Homes, Inc.	SF	14.61%	18.94% PIK	7/22/2014	12/31/2026	5,348	5,348	4,258	1.9%
American Community Homes, Inc.	SF	8.11%	12.44% PIK	5/24/2017	12/31/2026	682	682	543	0.2%
American Community Homes, Inc.	SF	8.11%	12.44% PIK	8/10/2018	12/31/2026	2,507	2,507	1,996	0.9%
American Community Homes, Inc.	SF	8.11%	12.44% PIK	3/29/2019	12/31/2026	4,640	4,640	3,694	1.7%
American Community Homes, Inc.	SF	8.11%	12.44% PIK	9/30/2019	12/31/2026	22	22	17	0.0%
American Community Homes, Inc.	SF	8.11%	12.44% PIK	12/30/2019	12/31/2026	106	106	85	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	8.11%	12.44% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC (#) (j)	L	12.50%	16.62% PIK	10/20/2017	n/a (e)	13,242	13,242	16,159	7.2%
HFZ Capital Group LLC (#) (j)	L	12.50%	16.62% PIK	10/20/2017	n/a (e)	4,758	4,758	5,805	2.6%
MC Asset Management (Corporate), LLC (#) (j)	L	15.00%	18.74% PIK	1/26/2021	1/26/2024	8,421	8,421	8,421	3.7%
MC Asset Management (Corporate), LLC (Delayed Draw) (*) (**) (#) (j)	L	15.00%	18.74% PIK	4/26/2021	1/26/2024	1,793	1,000	1,000	0.4%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	L	7.00%	11.12%	8/11/2021	8/9/2024	4,875	4,785	4,755	2.1%
						60,140	56,757	55,686	24.7%
Healthcare & Pharmaceuticals
Ascent Midco, LLC	L	5.75%	10.14%	2/5/2020	2/5/2025	6,217	6,159	6,217	2.8%
Ascent Midco, LLC (Revolver) (*)	L	5.75%	10.14%	2/5/2020	2/5/2025	1,129	—	—	0.0%
						7,346	6,159	6,217	2.8%
High Tech Industries
Mnine Holdings, Inc.	SF	8.00%	7.84% Cash/ 5.00% PIK	11/2/2018	12/30/2023	5,492	5,477	5,492	2.4%
Mnine Holdings, Inc. (Revolver) (*)	SF	8.00%	7.84% Cash/ 5.00% PIK	8/9/2022	12/30/2023	533	214	214	0.1%
						6,025	5,691	5,706	2.5%
Services: Business
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (k)	n/a	n/a	n/a	5/2/2017	n/a (e)	—	—	146	0.1%
						—	—	146	0.1%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	14.61% PIK (***)	6/25/2019	n/a (e)	1,356	1,312	382	0.2%
						1,356	1,312	382	0.2%
Total Non-Controlled Affiliate Senior Secured Loans						75,344	69,999	68,217	30.3%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,850	2.6%
						5,850	5,850	5,850	2.6%
Total Non-Controlled Affiliate Company Junior Secured Loans						5,850	5,850	5,850	2.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
(in thousands, except for shares and units)

Portfolio Company (˄)	Index (˄˄)	Spread (˄˄)	Interest Rate	Acquisition Date (˄˄˄)	Maturity	Principal	Amortized Cost	Fair Value (˄˄˄˄)	% of Net Assets (˄˄˄˄˄)

Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	— (##)	9/9/2020	—	—	$1,631	$2,766	1.2%
							1,631	2,766	1.2%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	— (##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (j)	—	—	— (##)	6/11/2019	—	—	793	1,291	0.6%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	— (##)	8/6/2021	—	—	3,900	3,900	1.7%
							4,693	5,191	2.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,969	0.9%
Familia Dental Group Holdings, LLC (1,176 Class A units) (####) (l)	—	—	— (##)	4/8/2016	—	—	4,030	2,625	1.2%
							6,062	4,594	2.1%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	— (##)	6/30/2020	—	—	—	—	0.0%
							$—	$—	0.0%
Services: Business
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (58,779 shares of common stock) (k)	—	—	— (##)	8/17/2018	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	— (##)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							13,844	12,551	5.6%
Total Non-Controlled Affiliate Company Investments							$89,693	$86,618	38.5%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—	10/31/2017	—	—	$42,650	$35,509	15.8%
Total Controlled Affiliate Equity Securities							42,650	35,509	15.8%
Total Controlled Affiliate Company Investments							$42,650	$35,509	15.8%

TOTAL INVESTMENTS							$579,307	$541,040	240.4%

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
						$1,507
______________________________________________________________
(˄)    All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(˄˄)    The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), Prime Rate (“Prime” or “P”), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, Prime, or SOFR and the current contractual interest rate in effect at December 31, 2022 . Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision.
(˄˄˄)    Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2022. represented 240.4% of the Company’s net assets or 95.8% of the Company’s total assets, are subject to legal restrictions on sales.
(˄˄˄˄) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(˄˄˄˄˄)Percentages are based on net assets of $225,019 as of December 31, 2022.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, including MRCC SBIC (through its dissolution date on March 31, 2022) and its wholly-owned general partner MCC SBIC GP, LLC, and the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the years ended December 31, 2023, 2022 and 2021, the Company received return of capital distributions from its equity investments of zero, $290 and $1,177, respectively.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,806 and $4,701 as of December 31, 2023 and 2022, respectively. Upfront loan origination and closing fees received for the years ended December 31, 2023, 2022 and 2021 totaled $1,116, $3,475 and $3,752, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$49,779	$41,449	$35,738
PIK interest income	9,407	6,689	8,320
Dividend income (1)	4,188	4,161	5,712
Fee income (2)	(679)	2,380	1,267
Prepayment gain (loss)	553	803	1,691
Accretion of discounts and amortization of premiums	1,049	1,084	1,102
Total investment income	$64,297	$56,566	$53,830
______________________________________________________________
(1) Includes PIK dividends of $477, $475 and $1,164, respectively.
(2) Fee income for the year ended December 31, 2023 includes the reversal of $1,559 of previously accrued fee income associated with the Company's former loan investment in IT Global Holding, LLC.
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
Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The fair value of the Company’s investments on non-accrual status totaled $7,456 and $2,835 at December 31, 2023 and 2022, respectively.
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
In October 2012, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. When the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator before any associated brokerage or other costs. See Note 10 for additional information on the Company’s distributions.

Segments
In accordance with ASC Topic 280 — Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.
Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company’s deposits are held in high-quality financial institutions and management believes that risk of loss with any uninsured balance is remote.
Unamortized Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company's borrowings. As of December 31, 2023 and 2022, the Company had unamortized deferred financing costs of $3,235 and $4,486, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the years ended December 31, 2023, 2022 and 2021 was $1,308, $2,126 and $2,205, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of December 31, 2023 and 2022, other assets on the consolidated statements of assets and liabilities included $262 and $184, respectively, of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of December 31, 2023, the Company held no investments denominated in foreign currency. As of December 31, 2022, the Company held investments in one portfolio company that was denominated in Australian dollars.
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
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. If the Company qualifies as a RIC and satisfies the annual distribution requirement, the Company will not have to pay corporate-level federal income taxes on any income that the Company distributes to its stockholders. The Company intends to make distributions in an amount sufficient to maintain RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if the Company does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. To the extent that the Company determines that its estimated current year annual taxable income may exceed estimated current year dividend distributions, the Company accrues excise tax, calculated as 4% of the estimated excess taxable income, if any, as taxable income is earned. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net expense (benefit) on the consolidated statements of operations of $485, $94, and $278, respectively, for U.S. federal excise tax. As of December 31, 2023 and 2022, the Company had payables for excise taxes of $247 and $1, respectively, which were included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net tax expense of $321, $1,311 and $4, respectively, on the consolidated statements of operations for these subsidiaries. As of both December 31, 2023 and 2022, the Company did not have any payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through December 31, 2023. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023, except as disclosed in Note 14.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2023.

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2023		December 31, 2022
Amortized Cost:
Senior secured loans	$393,723	77.1%	$436,066	75.3%
Unitranche secured loans	13,740	2.7	45,352	7.8
Junior secured loans	29,372	5.8	21,141	3.6
LLC equity interest in SLF	42,650	8.3	42,650	7.4
Equity securities	31,391	6.1	34,098	5.9
Total	$510,876	100.0%	$579,307	100.0%

	December 31, 2023		December 31, 2022
Fair Value:
Senior secured loans	$388,882	79.6%	$434,023	80.2%
Unitranche secured loans	13,877	2.8	20,633	3.8
Junior secured loans	26,594	5.5	22,193	4.1
LLC equity interest in SLF	33,122	6.8	35,509	6.6
Equity securities	25,911	5.3	28,682	5.3
Total	$488,386	100.0%	$541,040	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2023		December 31, 2022
Amortized Cost:
International	$—	—%	$11,860	2.1%
Midwest	158,383	31.0	157,558	27.2
Northeast	108,707	21.3	100,961	17.4
Southeast	134,899	26.4	158,548	27.4
Southwest	25,163	4.9	27,348	4.7
West	83,724	16.4	123,032	21.2
Total	$510,876	100.0%	$579,307	100.0%

	December 31, 2023		December 31, 2022
Fair Value:
International	$—	— %	$10,405	1.9%
Midwest	135,352	27.7	143,691	26.6
Northeast	110,180	22.6	104,157	19.2
Southeast	130,595	26.8	155,624	28.8
Southwest	25,610	5.2	28,287	5.2
West	86,649	17.7	98,876	18.3
Total	$488,386	100.0%	$541,040	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2023		December 31, 2022
Amortized Cost:
Aerospace & Defense	$7,784	1.5%	$7,461	1.3%
Automotive	19,781	3.9	16,775	2.9
Banking	16,290	3.2	17,790	3.1
Beverage, Food & Tobacco	4,481	0.9	15,625	2.7
Capital Equipment	4,880	1.0	18,615	3.2
Chemicals, Plastics & Rubber	2,934	0.6	2,924	0.5
Construction & Building	8,689	1.7	6,642	1.1
Consumer Goods: Durable	8,295	1.6	9,333	1.6
Consumer Goods: Non-Durable	3,415	0.7	28,276	4.9
Environmental Industries	5,421	1.1	6,164	1.1
FIRE: Finance	14,771	2.9	25,021	4.3
FIRE: Real Estate	87,226	17.1	81,922	14.1
Healthcare & Pharmaceuticals	70,992	13.9	59,659	10.3
High Tech Industries	42,123	8.2	52,385	9.0
Hotels, Gaming & Leisure	111	—	2,702	0.5
Investment Funds & Vehicles	42,650	8.3	42,650	7.4
Media: Advertising, Printing & Publishing	18,267	3.6	17,470	3.0
Media: Broadcasting & Subscription	4,214	0.8	2,747	0.5
Media: Diversified & Production	41,734	8.2	36,018	6.2
Retail	2,443	0.5	9,247	1.6
Services: Business	55,852	10.9	56,249	9.7
Services: Consumer	25,283	4.9	40,086	6.9
Telecommunications	7,262	1.4	7,502	1.3
Wholesale	15,978	3.1	16,044	2.8
Total	$510,876	100.0%	$579,307	100.0%

	December 31, 2023		December 31, 2022
Fair Value:
Aerospace & Defense	$7,876	1.6%	$7,436	1.4%
Automotive	18,495	3.8	16,637	3.1
Banking	15,385	3.2	19,817	3.7
Beverage, Food & Tobacco	6,098	1.2	12,470	2.3
Capital Equipment	4,893	1.0	19,012	3.5
Chemicals, Plastics & Rubber	3,987	0.8	4,445	0.8
Construction & Building	8,813	1.8	6,706	1.2
Consumer Goods: Durable	8,242	1.7	9,338	1.7
Consumer Goods: Non-Durable	2,387	0.5	3,508	0.6
Environmental Industries	5,896	1.2	6,558	1.2
FIRE: Finance	15,388	3.3	23,892	4.4
FIRE: Real Estate	85,153	17.4	82,498	15.2
Healthcare & Pharmaceuticals	69,354	14.2	59,273	11.0
High Tech Industries	40,723	8.3	52,891	9.8
Hotels, Gaming & Leisure	110	—	2,720	0.5
Investment Funds & Vehicles	33,122	6.8	35,509	6.6
Media: Advertising, Printing & Publishing	20,238	4.1	19,777	3.7
Media: Broadcasting & Subscription	2,217	0.5	2,691	0.5
Media: Diversified & Production	41,897	8.6	36,164	6.7
Retail	1,995	0.4	9,306	1.7
Services: Business	56,655	11.6	57,308	10.6
Services: Consumer	16,772	3.4	31,324	5.8
Telecommunications	7,508	1.5	7,595	1.4
Wholesale	15,182	3.1	14,165	2.6
Total	$488,386	100.0%	$541,040	100.0%
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
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of both December 31, 2023 and 2022, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of both December 31, 2023 and 2022, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.
As of both December 31, 2023 and 2022, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of both December 31, 2023 and 2022, $42,650 of the Company's LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall.
For the years ended December 31, 2023, 2022 and 2021, the Company received $3,600, $3,600 and $4,325 of dividend income from its LLC equity interest in SLF, respectively.

SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $110,000, (reduced from $175,000 on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the years ended December 31, 2023, 2022 and 2021, SLF incurred $209, $237, and $211, of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of December 31, 2023 and 2022, SLF had total assets at fair value of $148,449 and $192,830, respectively. As of December 31, 2023 and 2022, SLF had four and one portfolio company investments on non-accrual status with a fair value of $4,260 and $415, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of December 31, 2023 and 2022, SLF had $3,332 and $4,579, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Senior secured loans (1)	150,674	197,867
Weighted average current interest rate on senior secured loans (2)	10.2%	9.7%
Number of portfolio company investments in SLF	49	60
Largest portfolio company investment (1)	6,580	6,650
Total of five largest portfolio company investments (1)	26,415	27,026
______________________________________________________________
(1)    Represents outstanding principal amount, excluding unfunded commitments.
(2)    Computed as the (a) annual stated interest rate on accruing senior secured loans divided by (b) total senior secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	2,414	$2,385
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	746	737
Trident Maritime Systems, Inc.	SF	5.60%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.96%	2/26/2027	319	315
					3,667	3,623
Automotive
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.29%	12/1/2027	1,358	1,342
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.30%	12/1/2027	388	383
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	4.90%	10.29%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	1,674	1,670
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	248	248
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	42	42
					3,842	3,685
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	10.21%	7/3/2025	3,544	3,539
					3,544	3,539
Capital Equipment
DS Parent, Inc.	SF	5.75%	11.21%	12/8/2028	2,700	2,706
MacQueen Equipment, LLC	SF	5.51%	10.86%	1/7/2028	2,075	2,075
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.86%	1/7/2028	591	78
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.86%	1/7/2028	296	—
					5,662	4,859
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.47%	8/2/2024	1,131	1,020
TJC Spartech Acquisition Corp.	SF	4.75%	10.16%	5/5/2028	4,210	4,063
					5,341	5,083
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (e)	SF	6.65%	12.04%	9/30/2027	798	798
Runner Buyer INC.	SF	5.61%	11.00%	10/23/2028	2,948	2,333
					3,746	3,131
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.35%	9/26/2025	2,368	2,253
					2,368	2,253
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.47%	3/17/2025	2,858	2,855
PVHC Holding Corp	SF	5.65%	11.00% Cash / 0.75% PIK	2/17/2027	1,895	1,895
					4,753	4,750
Energy: Oil & Gas
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	2,249	2,249
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	858	858
					3,107	3,107

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.50%	12/13/2024	2,854	$2,852
Harbour Benefit Holdings, Inc.	SF	5.10%	10.46%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.21%	3/27/2026	4,806	4,814
TEAM Public Choices, LLC	SF	5.43%	10.88%	12/17/2027	2,925	2,908
					10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc. (c)(e)	SF	6.50%	11.97%	1/30/2026	4,775	1,564
					4,775	1,564
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF	4.10%	9.42%	11/23/2027	1,950	857
HAH Group Holding Company LLC	SF	5.00%	10.46%	10/29/2027	2,950	2,942
LSCS Holdings, Inc.	SF	4.61%	9.97%	12/15/2028	1,809	1,786
Natus Medical Incorporated	SF	5.50%	10.85%	7/20/2029	4,950	4,604
Paragon Healthcare, Inc.	SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.	SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.	SF	4.68%	10.18%	7/9/2025	4,737	3,844
					19,354	16,475
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.	SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company	SF	6.61%	11.97%	12/12/2025	2,885	2,791
					11,060	10,746
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.75%	4/27/2029	4,320	4,308
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC	SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver) (d)	SF	4.50%	10.00%	3/28/2025	769	—
					12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC	SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC	SF	5.00%	10.35%	3/30/2029	3,292	3,275
					14,672	12,873
Services: Business
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC	SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc. (e)	SF	6.68%	12.07%	11/30/2028	1,042	1,041
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.	SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC	SF	5.35%	10.71%	7/11/2025	4,787	4,791
					21,002	20,195

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	2,124	$2,124
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.41%	10/14/2027	2,178	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.54%	3/9/2029	2,456	2,459
					7,579	7,557
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.	SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation	SF	4.50%	9.97%	10/31/2025	1,973	1,598
					5,353	4,444
Transportation: Cargo
Keystone Purchaser, LLC	SF	6.18%	11.53%	5/7/2027	4,905	4,868
					4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC	SF	5.35%	10.71%	10/1/2025	243	239
					1,903	1,841
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.96%	6/30/2025	4,723	3,570
					4,723	3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans					154,006	139,373

Equity Securities (f) (g)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	—	—	26	103
					26	103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	—	—	—	—
					—	—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	—	—	—	—	51	438
					51	438

Total Non-Controlled/Non-Affiliate Equities					77	541

TOTAL INVESTMENTS						$139,914

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
______________________________________________________________
(a)All investments are U.S. companies unless otherwise noted.
(b)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)This is an international company.
(d)All or a portion of this commitment was unfunded as of December 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)This position was on non-accrual status as of December 31, 2023, meaning that we have ceased accruing interest income on the position.
(f)Represents less than 5% ownership of the portfolio company's voting securities.
(g)Ownership of certain equity investments may occur through a holding company partnership.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Bromford Industries Limited (c)	P	5.25%	12.75%	11/5/2025	2,744	$2,581
Bromford Industries Limited (c)	P	5.25%	12.75%	11/5/2025	1,829	1,720
Trident Maritime Systems, Inc.	L	4.75%	9.48%	2/26/2027	2,445	2,443
Trident Maritime Systems, Inc.	L	4.75%	9.48%	2/26/2027	746	746
Trident Maritime Systems, Inc. (Revolver) (d)	L	4.75%	9.08%	2/26/2027	319	122
					8,083	7,612
Automotive
Accelerate Auto Works Intermediate, LLC	L	4.50%	9.23%	12/1/2027	1,391	1,386
Accelerate Auto Works Intermediate, LLC (Delayed Draw) (d)	L	4.50%	9.23%	12/1/2027	388	—
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	L	4.50%	9.23%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	1,691	1,690
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	251	250
Truck-Lite Co., LLC	SF	6.25%	11.14%	12/14/2026	43	43
Wheel Pros, Inc.	L	4.50%	8.82%	5/11/2028	1,932	1,321
					5,828	4,690
Beverage, Food & Tobacco
CBC Restaurant Corp.	n/a	n/a	5.00% PIK (e)	n/a	1,066	415
SW Ingredients Holdings, LLC	L	4.75%	9.13%	7/3/2025	3,581	3,581
					4,647	3,996
Capital Equipment
Analogic Corporation	L	5.25%	9.66%	6/24/2024	4,703	4,433
DS Parent, Inc.	L	5.75%	9.92%	12/8/2028	2,850	2,725
MacQueen Equipment, LLC	L	5.25%	9.98%	1/7/2028	2,096	2,096
MacQueen Equipment, LLC (Delayed Draw) (d)	L	5.25%	9.98%	1/7/2028	592	69
MacQueen Equipment, LLC (Revolver) (d)	L	5.25%	9.98%	1/7/2028	296	—
					10,537	9,323
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC (fka Polymer Solutions Group)	L	7.00%	11.39%	6/15/2023	1,139	1,132
TJC Spartech Acquisition Corp.	L	4.75%	8.53%	5/5/2028	4,253	4,131
					5,392	5,263
Construction & Building
The Cook & Boardman Group LLC	SF	5.75%	9.99%	10/20/2025	2,879	2,458
					2,879	2,458
Consumer Goods: Durable
International Textile Group, Inc.	L	5.00%	9.21%	5/1/2024	1,664	1,166
Runner Buyer INC.	L	5.50%	10.23%	10/23/2028	2,978	2,114
					4,642	3,280
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	L	5.00%	9.73%	9/26/2025	2,393	1,950
					2,393	1,950
Containers, Packaging & Glass
Liqui-Box Holdings, Inc.	L	4.50%	9.23%	2/26/2027	4,225	4,186
Polychem Acquisition, LLC	L	5.00%	9.38%	3/17/2025	2,888	2,888
PVHC Holding Corp	L	4.75%	9.48%	8/5/2024	3,184	3,072
					10,297	10,146

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Energy: Oil & Gas
Drilling Info Holdings, Inc.	L	4.25%	8.63%	7/30/2025	4,469	$4,313
Offen, Inc.	L	5.00%	9.38%	6/22/2026	2,249	2,249
Offen, Inc.	L	5.00%	9.38%	6/22/2026	867	867
					7,585	7,429
FIRE: Finance
Harbour Benefit Holdings, Inc.	L	5.25%	9.98%	12/13/2024	2,901	2,898
Harbour Benefit Holdings, Inc.	L	5.25%	9.63%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.75%	9.17%	3/27/2026	4,857	4,656
TEAM Public Choices, LLC	L	5.00%	9.93%	12/17/2027	2,955	2,822
					10,774	10,437
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	5.75%	10.19%	1/30/2026	4,800	4,020
					4,800	4,020
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	8.42%	11/23/2027	1,970	1,572
HAH Group Holding Company LLC	SF	5.00%	9.43%	10/29/2027	2,978	2,847
LSCS Holdings, Inc.	L	4.50%	8.88%	12/15/2028	1,828	1,751
Natus Medical Incorporated	SF	5.50%	8.68%	7/20/2029	5,000	4,650
Paragon Healthcare, Inc.	SF	5.75%	9.81%	1/19/2027	2,127	2,109
Paragon Healthcare, Inc. (Delayed Draw) (d)	SF	5.75%	10.06%	1/19/2027	366	242
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	10.26%	1/19/2027	490	61
Radiology Partners, Inc.	L	4.25%	8.64%	7/9/2025	4,760	4,018
					19,519	17,250
High Tech Industries
Corel Inc. (c)	L	5.00%	9.73%	7/2/2026	3,600	3,365
Lightbox Intermediate, L.P.	L	5.00%	9.73%	5/11/2026	4,825	4,656
TGG TS Acquisition Company	L	6.50%	10.88%	12/12/2025	3,190	3,143
					11,615	11,164
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.25%	10.29%	4/27/2029	4,364	4,102
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.25%	9.67%	4/28/2028	625	306
North Haven Spartan US Holdco, LLC	SF	6.25%	10.71%	6/6/2025	2,280	2,202
Tait LLC	L	5.00%	8.75%	3/28/2025	4,083	3,972
Tait LLC (Revolver) (d)	P	4.00%	10.25%	3/28/2025	769	—
					12,121	10,582
Media: Advertising, Printing & Publishing
Cadent, LLC	L	6.50%	11.23%	9/11/2025	4,237	4,131
Cadent, LLC (Revolver) (d)	L	6.50%	11.23%	9/11/2025	167	—
					4,404	4,131
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	L	5.50%	8.84%	12/20/2024	6,650	5,035
STATS Intermediate Holdings, LLC	L	5.25%	9.90%	7/10/2026	4,850	4,498
TA TT Buyer, LLC	SF	5.00%	8.98%	3/30/2029	3,325	3,242
					14,825	12,775

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Services: Business
AQ Carver Buyer, Inc.	L	5.00%	9.38%	9/23/2025	4,838	$4,834
CHA Holdings, Inc	L	4.50%	9.23%	4/10/2025	1,960	1,886
CHA Holdings, Inc	L	4.50%	9.23%	4/10/2025	413	398
Eliassen Group, LLC	SF	5.50%	10.08%	4/14/2028	3,251	3,194
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	8.88%	4/14/2028	740	109
Engage2Excel, Inc.	L	7.25%	11.98%	3/7/2023	4,283	4,242
Engage2Excel, Inc.	L	7.25%	11.98%	3/7/2023	773	766
Engage2Excel, Inc. (Revolver) (d)	P	6.25%	13.75%	3/7/2023	554	509
Orbit Purchaser LLC	L	4.50%	9.23%	10/21/2024	2,406	2,190
Orbit Purchaser LLC	L	4.50%	9.23%	10/21/2024	1,858	1,691
Orbit Purchaser LLC	L	4.50%	9.23%	10/21/2024	543	494
Output Services Group, Inc.	SF	6.75%	9.80% Cash / 1.50% PIK	6/29/2026	4,807	3,275
Secretariat Advisors LLC	L	4.75%	9.48%	12/29/2028	1,693	1,634
Secretariat Advisors LLC	L	4.75%	9.48%	12/29/2028	270	260
SIRVA Worldwide Inc.	L	5.50%	10.23%	8/4/2025	1,800	1,606
Teneo Holdings LLC	SF	5.25%	9.67%	7/11/2025	4,837	4,668
The Kleinfelder Group, Inc.	L	5.25%	9.98%	11/29/2024	2,362	2,362
					37,388	34,118
Services: Consumer
360Holdco, Inc.	SF	5.00%	9.42%	8/2/2025	2,145	2,145
360Holdco, Inc. (Delayed Draw) (d)	SF	5.00%	9.42%	8/2/2025	827	252
Laseraway Intermediate Holdings II, LLC	L	5.75%	9.76%	10/14/2027	2,200	2,161
McKissock Investment Holdings, LLC	SF	5.00%	8.87%	3/9/2029	2,481	2,322
					7,653	6,880
Telecommunications
Intermedia Holdings, Inc.	L	6.00%	10.38%	7/21/2025	1,760	1,360
Mavenir Systems, Inc.	L	4.75%	9.42%	8/18/2028	1,654	1,350
Sandvine Corporation	L	4.50%	8.88%	10/31/2025	2,000	1,904
					5,414	4,614
Transportation: Cargo
Keystone Purchaser, LLC	L	5.50%	10.60%	5/7/2027	4,955	4,955
					4,955	4,955
Utilities: Oil & Gas
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	4.25%	8.63%	10/1/2025	1,678	1,619
Dresser Utility Solutions, LLC (fka NGS US Finco, LLC)	L	5.25%	9.63%	10/1/2025	245	239
					1,923	1,858
Wholesale
HALO Buyer, Inc.	L	4.50%	8.88%	6/30/2025	4,774	4,219
					4,774	4,219

TOTAL INVESTMENTS						$183,150

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2022
______________________________________________________________
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
(e)    This position was on non-accrual status as of December 31, 2022, meaning that the Company has ceased accruing interest income on the position.
(f)    This is a demand note with no stated maturity.

Below is certain summarized financial information for SLF as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value	$139,914	$183,150
Cash and cash equivalents	1,884	1,608
Restricted cash and cash equivalents	5,265	6,454
Interest receivable	1,380	1,613
Other assets	6	5
Total assets	$148,449	$192,830
Liabilities
Revolving credit facility	82,014	122,215
Less: Unamortized deferred financing costs	(717)	(1,518)
Total debt, less unamortized deferred financing costs	81,297	120,697
Interest payable	590	769
Accounts payable and accrued expenses	320	346
Total liabilities	82,207	121,812
Members’ capital	66,242	71,018
Total liabilities and members’ capital	$148,449	$192,830

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
Interest income	$18,362	$15,400	$13,164
Total investment income	18,362	15,400	13,164
Expenses:
Interest and other debt financing expenses	8,847	6,009	3,918
Professional fees	757	814	647
Total expenses	9,604	6,823	4,565
Net investment income	8,758	8,577	8,599
Net gain (loss):
Net realized gain (loss)	(5,119)	(3,089)	—
Net change in unrealized gain (loss)	(1,216)	(10,520)	3,734
Net gain (loss)	(6,335)	(13,609)	3,734
Net increase (decrease) in members’ capital	$2,423	$(5,032)	$12,333
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

ASC Topic 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 – Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.
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
For periods prior to September 30, 2022, the Board determined the fair value of the Company’s investments. On September 30, 2022, pursuant to SEC Rule 2a-5 of the 1940 Act, the Board designated MC Advisors as the Company’s valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Company’s investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of Valuation Designee responsible for the credit monitoring of the portfolio investment;
•the Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Company will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

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
As of December 31, 2023, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
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

Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$388,882	$388,882
Unitranche secured loans	—	—	13,877	13,877
Junior secured loans	—	—	26,594	26,594
Equity securities	257	—	25,654	25,911
Investments measured at NAV (1) (2)	—	—	—	33,122
Total investments	$257	$—	$455,007	$488,386

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$434,023	$434,023
Unitranche secured loans	—	—	20,633	20,633
Junior secured loans	—	—	22,193	22,193
Equity securities	294	—	28,388	28,682
Investments measured at NAV (1) (2)	—	—	—	35,509
Total investments	$294	$—	$505,237	$541,040
Foreign currency forward contracts asset (liability)	$—	$1,507	$—	$1,507
______________________________________________________________
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.47% to 20.50% at December 31, 2023 and 8.00% to 19.50% at December 31, 2022. The maturity dates on the loans outstanding at December 31, 2023 range between January 2024 and December 2029.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the years ended December 31, 2023 and 2022:

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Level 3 Investments
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
Net realized gain (loss) on investments	(9,788)	(24,768)	—	(4,179)	(38,735)
Net change in unrealized gain (loss) on investments	(3,896)	24,856	(2,730)	(28)	18,202
Purchases of investments and other adjustments to cost (1)	65,977	514	5,465	1,400	73,356
Proceeds from principal payments and sales of investments (2)	(91,375)	(7,358)	(2,913)	(1,407)	(103,053)
Reclassifications (3)	(6,059)	—	4,579	1,480	—
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Level 3 Investments
Balance as of December 31, 2021	$423,700	$51,494	$14,364	$29,969	$519,527
Net realized gain (loss) on investments	(1,082)	(94)	(1)	47	(1,130)
Net change in unrealized gain (loss) on investments	(10,140)	(5,238)	1,003	(2,544)	(16,919)
Purchases of investments and other adjustments to cost (1)	130,155	3,319	6,827	1,254	141,555
Proceeds from principal payments and sales of investments (2)	(108,610)	(28,848)	—	(338)	(137,796)
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
_____________________________________________________________
(1)    Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)    Represents net proceeds from investments sold and principal paydowns received.
(3)    Represents non-cash reclassification of investment type due to a restructuring.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2023, attributable to Level 3 investments still held at December 31, 2023 was ($10,413). The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the year ended December 31, 2022, attributable to Level 3 investments still held at December 31, 2022 was ($15,399). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during both the years ended December 31, 2023 and 2022.
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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2023 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$238,481		Discounted cash flow	EBITDA multiples	10.5x	5.0x	22.2x
				Market yields	13.2%	9.0%	24.5%
Senior secured loans	112,213		Discounted cash flow	Revenue multiples	5.6x	0.9x	11.8x
				Market yields	11.9%	9.0%	16.6%
Senior secured loans	17,839		Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	8,352		Liquidation	Probability weighting of alternative outcomes	91.7%	32.4%	95.0%
Senior secured loans	7,054		Enterprise value	Revenue multiples	2.5x	1.6x	2.5x
Senior secured loans	4,322		Enterprise value	EBITDA multiples	7.3x	5.3x	8.3x
Unitranche secured loans	10,126		Discounted cash flow	Market yields	11.9%	11.9%	11.9%
Unitranche secured loans	3,751		Discounted cash flow	Revenue multiples	9.0x	6.0x	12.8x
				Market yields	12.4%	11.9%	12.7%
Junior secured loans	20,661		Discounted cash flow	Market yields	13.1%	12.4%	15.6%
Junior secured loans	2,340		Enterprise value	Revenue multiples	1.6x	1.6x	1.6x
Junior secured loans	2,174		Liquidation	Probability weighting of alternative outcomes	260.8%	—%	260.8%
Junior secured loans	1,419		Discounted cash flow	Revenue multiples	0.4x	0.2x	0.9x
				Market yields	14.2%	13.3%	16.2%
Equity securities	18,994		Enterprise value	EBITDA multiples	8.8x	4.9x	20.5x
Equity securities	2,701		Enterprise value	Revenue multiples	3.7x	0.9x	11.8x
Equity securities	2,160		Option pricing model	Volatility	59.0%	35.0%	70.0%
Equity securities	1,380		Discounted cash flow	EBITDA multiples	6.0x	6.0x	6.0x
				Market yields	19.0%	16.3%	27.5%
Total Level 3 Assets	$453,967	(1)
_____________________________________________________________
(1)    Excludes investments of $1,040 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2022 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$276,433		Discounted cash flow	EBITDA multiples	9.3x	3.8x	18.6x
				Market yields	12.4%	8.7%	22.3%
Senior secured loans	130,199		Discounted cash flow	Revenue multiples	4.4x	0.2x	12.3x
				Market yields	13.4%	10.0%	22.0%
Senior secured loans	19,546		Enterprise value	Book value multiples	1.2x	1.2x	1.2x
Senior secured loans	5,706		Enterprise value	Revenue multiples	2.5x	2.5x	2.5x
Senior secured loans	1,488		Liquidation	Probability weighting of alternative outcomes	71.3%	29.1%	100.0%
Senior secured loans	80		Enterprise value	EBITDA multiples	8.0x	8.0x	8.0x
Unitranche secured loans	17,019		Discounted cash flow	EBITDA multiples	8.8x	8.8x	8.8x
				Market yields	11.2%	9.1%	13.0%
Unitranche secured loans	3,614		Discounted cash flow	Revenue multiples	8.9x	5.8x	12.5x
				Market yields	11.9%	11.6%	12.1%
Junior secured loans	20,311		Discounted cash flow	Market yields	13.6%	12.3%	20.4%
Junior secured loans	1,882		Liquidation	Probability weighting of alternative outcomes	225.8%	225.8%	225.8%
Equity securities	16,630		Enterprise value	EBITDA multiples	9.0x	3.8x	16.0x
Equity securities	7,502		Enterprise value	Revenue multiples	2.3x	0.2x	12.3x
Equity securities	2,173		Option pricing model	Volatility	66.6%	49.4%	70.0%
Equity securities	397		Discounted cash flow	EBITDA multiples	7.0x	7.0x	7.0x
Total Level 3 Assets	$502,980	(1)
_____________________________________________________________
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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2023 and 2022, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of December 31, 2023 and 2022, the estimated fair value of the Company’s 2026 Notes was $121,145 and $116,995, respectively.

Note 5. Transactions with Affiliated Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the years ended December 31, 2023 and 2022 were as follows:

	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$1,401	$—	$—	$(2,244)	$8,110
American Community Homes, Inc.	4,258	—	—	—	875	—	—	(1,143)	3,990
American Community Homes, Inc.	543	—	—	—	84	—	—	(136)	491
American Community Homes, Inc.	1,996	—	—	—	312	—	—	(500)	1,808
American Community Homes, Inc.	3,694	—	—	—	579	—	—	(926)	3,347
American Community Homes, Inc.	17	—	—	—	3	—	—	(4)	16
American Community Homes, Inc.	85	—	—	—	14	—	—	(22)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	3,268	—	—	(4,975)	17,839

Ascent Midco, LLC	6,217	—	—	(6,175)	—	16	—	(58)	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(37)	1,932
	8,186	—	—	(6,175)	—	16	—	(95)	1,932

C Parent Holdings, LLC.	146	—	—	—	—	—	—	(146)	—
C Parent Holdings, LLC. (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	(146)	—

Familia Dental Group Holdings, LLC (1,230 Class A units)	2,625	—	183	—	—	—	—	(582)	2,226
	2,625	—	183	—	—	—	—	(582)	2,226

HFZ Capital Group LLC	16,159	—	—	—	—	—	—	1,074	17,233
HFZ Capital Group LLC	5,805	—	—	—	—	—	—	386	6,191
MC Asset Management (Corporate), LLC	8,421	—	—	—	1,816	—	—	—	10,237
MC Asset Management (Corporate), LLC	1,000	—	1,586	—	465	—	—	—	3,051
MC Asset Management (Corporate), LLC (15.9% interest)	1,291	—	—	—	—	—	—	(246)	1,045
	32,676	—	1,586	—	2,281	—	—	1,214	37,757

Mnine Holdings, Inc.	—	—	105	(52)	2	—	—	—	55
Mnine Holdings, Inc.	5,492	—	—	—	775	14	—	(94)	6,187
Mnine Holdings, Inc.	—	—	—	—	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	214	—	441	—	11	—	—	(8)	658
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	546	(52)	788	14	—	(102)	6,900

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	42	424
NECB Collections, LLC, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	42	424

Second Avenue SFR Holdings II LLC (Revolver) (3)	4,755	—	—	(1,462)	—	—	—	30	3,323
	4,755	—	—	(1,462)	—	—	—	30	3,323

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	(311)	5,539
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	472	4,372
	9,750	—	—	—	—	—	—	161	9,911

TJ Management HoldCo LLC (Revolver)	80	—	—	(80)	—	—	—	—	—
TJ Management HoldCo LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	463	3,229
	2,846	—	—	(80)	—	—	—	463	3,229
Total non-controlled affiliate company investments	$86,618	$—	$2,315	$(7,769)	$6,337	$30	$—	$(3,990)	$83,541
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$(2,387)	$33,122
	$35,509	$—	$—	$—	$—	$—	$—	$(2,387)	$33,122
Total Controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$(2,387)	$33,122

	Fair value at December 31, 2021	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at December 31, 2022
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$10,457	$—	$—	$—	$789	$—	$—	$(2,293)	$8,953
American Community Homes, Inc.	4,753	—	—	—	595	—	—	(1,090)	4,258
American Community Homes, Inc.	634	—	—	—	48	—	—	(139)	543
American Community Homes, Inc.	3,164	—	—	—	176	—	—	(1,344)	1,996
American Community Homes, Inc.	4,357	—	—	—	325	—	—	(988)	3,694
American Community Homes, Inc.	20	—	—	—	2	—	—	(5)	17
American Community Homes, Inc.	99	—	—	—	7	—	—	(21)	85
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (warrant to purchase up to 22.3% of the equity) (1)	264	—	—	—	—	—	—	(264)	—
	23,748	—	—	—	1,942	—	—	(6,144)	19,546

Ascent Midco, LLC	6,392	—	—	(174)	—	25	—	(26)	6,217
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	2,554	—	—	—	—	—	—	(585)	1,969
	8,946	—	—	(174)	—	25	—	(611)	8,186

C Parent Holdings, LLC. (fka Curion Holdings, LLC)	4,561	—	—	(4,497)	—	—	—	82	146
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Revolver)	550	—	92	(620)	—	—	—	(22)	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Junior secured loan)	—	—	—	—	—	—	(1)	1	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (Junior secured loan)	—	—	—	—	—	—	—	—	—
C Parent Holdings, LLC. (fka Curion Holdings, LLC) (58,779 shares of common stock) (2)	—	—	—	—	—	—	—	—	—
	5,111	—	92	(5,117)	—	—	(1)	61	146

Familia Dental Group Holdings, LLC (1,176 Class A units)	1,919	—	245	—	—	—	—	461	2,625
	1,919	—	245	—	—	—	—	461	2,625

HFZ Capital Group, LLC	15,084	—	—	—	—	—	—	1,075	16,159
HFZ Capital Group, LLC	5,420	—	—	—	—	—	—	385	5,805
MC Asset Management (Corporate), LLC	7,154	—	—	—	1,267	—	—	—	8,421
MC Asset Management (Corporate), LLC (Delayed Draw)	850	—	—	—	150	—	—	—	1,000
MC Asset Management (Corporate), LLC (15.9% interest)	644	—	—	—	—	—	—	647	1,291
	29,152	—	—	—	1,417	—	—	2,107	32,676

Mnine Holdings, Inc.	5,771	—	—	(22)	320	14	—	(591)	5,492
Mnine Holdings, Inc. (Revolver)	—	—	587	(374)	1	—	—	—	214
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,771	—	587	(396)	321	14	—	(591)	5,706

NECB Collections, LLC (Revolver)	632	—	—	—	—	—	—	(250)	382
NECB Collections, LLC, LLC (20.8% of units)	—	—	—	—	—	—	—	—	—
	632	—	—	—	—	—	—	(250)	382

Second Avenue SFR Holdings II LLC (Revolver) (3)	2,104	—	2,681	—	—	—	—	(30)	4,755
	2,104	—	2,681	—	—	—	—	(30)	4,755

SFR Holdings, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holding, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	—	—	80	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	3,148	—	—	—	—	—	—	(382)	2,766
	3,148	—	80	—	—	—	—	(382)	2,846
Total non-controlled affiliate company investments	$90,281	$—	$3,685	$(5,687)	$3,680	$39	$(1)	$(5,379)	$86,618
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$41,125	$—	$500	$—	$—	$—	$—	$(6,116)	$35,509
	41,125	—	500	—	—	—	—	(6,116)	35,509
Total Controlled affiliate company investments	$41,125	$—	$500	$—	$—	$—	$—	$(6,116)	$35,509

______________________________________________________________
(1)    On December 29, 2022, the Company exercised the American Community Homes, Inc. (“ACH”) warrants held by the Company. The Company acquired 4,940 shares of ACH’s common stock, or 22.3% of the equity, in exchange for a nominal exercise price in accordance with the terms of the warrant.
(2)    During the year ended December 31, 2022, C Parent Holdings, LLC (fka Curion Holdings, LLC) (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at December 31, 2022 represented the remaining expected escrow proceeds associated with the sale. During 2023, all expected proceeds associated with the sale were received. The Company no longer holds an equity investment in Curion as of December 31, 2023.
(3) Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.

	For the Years Ended December 31,
	2023			2022
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$1,401	$—	$—	$1,209	$—	$—
American Community Homes, Inc.	872	—	—	791	—	—
American Community Homes, Inc.	86	—	—	73	—	—
American Community Homes, Inc.	312	—	—	270	—	—
American Community Homes, Inc.	578	—	—	499	—	—
American Community Homes, Inc.	4	—	—	3	—	—
American Community Homes, Inc.	13	—	—	11	—	—
American Community Homes, Inc. (Revolver)	4	—	—	21	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	3,270	—	—	2,877	—	—

Ascent Midco, LLC	384	—	—	516	—	—
Ascent Midco, LLC (Revolver)	2	—	—	4	—	—
Ascent Midco, LLC (Class A units)	—	204	—	—	189	—
	386	204	—	520	189	—

C Parent Holdings, LLC.	172	—	—	1,766	—	—
C Parent Holdings, LLC. (Revolver)	—	—	—	294	—	—
C Parent Holdings, LLC. (Common stock)	—	—	—	—	—	—
	172	—	—	2,060	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	2,348	—	—	1,977	—	—
HFZ Capital Group, LLC	844	—	—	710	—	—
MC Asset Management (Corporate), LLC	1,950	—	—	1,369	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	576	—	—	162	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	5,718	—	—	4,218	—	—

Mnine Holdings, Inc.	819	—	—	787	—	—
Mnine Holdings, Inc.	—	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	70	—	—	9	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	889	—	—	796	—	—

NECB Collections, LLC (Revolver)	2	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	2	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	557	—	—	312	—	—
	557	—	—	312	—	—

SFR Holdco, LLC (Junior secured loan)	468	—	—	468	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	468	—	—	468	—	—

TJ Management HoldCo, LLC (Revolver)	15	—	—	14	—	—
TJ Management HoldCo, LLC (Common stock)	—	79	—	—	—	—
	15	79	—	14	—	—

Total non-controlled affiliate company investments	$11,477	$283	$—	$11,265	$189	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$3,600	$—	$—	$3,600	$—
	—	3,600	—	—	3,600	—
Total controlled affiliate company investments	$—	$3,600	$—	$—	$3,600	$—

Note 6. Transactions with Related Parties
The Company has entered into an investment advisory and management agreement with MC Advisors (the “Investment Advisory and Management Agreement”), under which MC Advisors, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Company pays MC Advisors a fee for its services under the Investment Advisory and Management Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are borne by the Company’s stockholders, unless such fees are waived by MC Advisors.
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
Base management fees for the years ended December 31, 2023, 2022 and 2021 were $8,603, $9,055 and $9,514, respectively. MC Advisors elected to voluntarily waive zero, $55, and zero of such base management fees for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The composition of the Company’s incentive fees was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Part one incentive fees (1)	$5,812	$4,127	$3,690
Part two incentive fees (2)	—	—	—
Incentive fees, excluding the impact of the incentive fee waiver	5,812	4,127	3,690
Incentive fee waiver (3)	—	(525)	(1,484)
Total incentive fees, net of incentive fee waiver	$5,812	$3,602	$2,206
______________________________________________________________
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

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $2,833, $3,139 and $3,442, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $940, $1,163 and $1,357, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of both December 31, 2023 and 2022, $255 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both December 31, 2023 and 2022, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. The Company has been granted exemptive relief from the SEC for permission to exclude the debt of MRCC SBIC guaranteed by the SBA, prior to its dissolution, from the asset coverage test under the 1940 Act. As of both December 31, 2023 and 2022, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 167%.
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
On December 27, 2022, the Company amended the revolving credit facility which extended the maturity date from March 1, 2024 to December 27, 2027, increased the advance rate against certain types of assets in the Company’s portfolio, with corresponding adjustments to the concentration limits and replaced LIBOR benchmark provisions with term SOFR benchmark provisions. The other significant terms of the credit facility remained unchanged. The Company incurred expenses of $1,765 in conjunction with the amendment which have been capitalized within unamortized deferred financing costs and are amortized into interest expense over the estimated average life of the borrowings.

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
As of December 31, 2023 and 2022, the Company had U.S. dollar borrowings of $174,100 and $204,600, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations and totaled zero, $157 and $660 for the years ended December 31, 2023, 2022 and 2021, respectively. There were no repayments of foreign currency borrowings for the year ended December 31, 2023. For the year ended December 31, 2022, the Company repaid borrowings denominated in Great Britain pounds of £3,433. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations of ($11) for year ended December 31, 2022. For the year ended December 31, 2021, the Company repaid borrowings denominated in Great Britain pounds of £12,667. As a result of this repayment, the Company recognized a realized gain (loss) on foreign currency and other transactions on the Company's consolidated statements of operations of ($866) for the year ended December 31, 2021.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of December 31, 2023 and 2022, the outstanding borrowings were accruing at a weighted average interest rate of 8.1% and 7.0%, respectively.
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

2026 Notes: As of both December 31, 2023 and 2022, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.
SBA Debentures: On March 1, 2022, MRCC SBIC fully repaid its outstanding debentures utilizing a borrowing on the revolving credit facility and the restricted cash and cash equivalents at MRCC SBIC. This repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, which resulted in a realized loss of $1,039 (primarily comprised of the unamortized deferred financing costs at the time of the repayment) recorded in net gain (loss) on extinguishment of debt on the Company’s consolidated statements of operations. MRCC SBIC received approval from the SBA to surrender its SBIC license and on March 31, 2022, MRCC SBIC was dissolved.
Components of interest expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Interest expense - revolving credit facility	$15,319	$8,442	$4,593
Interest expense - 2023 Notes	—	—	837
Interest expense - 2026 Notes	6,220	6,220	5,763
Interest expense - SBA debentures	—	292	2,676
Amortization of deferred financing costs	1,308	2,126	2,205
Total interest and other debt financing expenses	$22,847	$17,080	$16,074
Average debt outstanding	$318,884	$314,053	$332,034
Average stated interest rate	6.7%	4.7%	4.1%
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future interest cash flows from the Company’s investments denominated in foreign currencies. As of December 31, 2023, the Company held no foreign currency forward contracts. As of December 31, 2022, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Company's foreign currency forward contracts is presented below as of December 31, 2022.

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
For the years ended December 31, 2023, 2022 and 2021, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($1,507), $726 and $894, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized net realized gain (loss) on foreign currency forward contracts of $1,756, $119 and ($48), respectively.
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

The following permanent differences were reclassified for tax purposes:

	For the Years Ended December 31,
	2023	2022	2021
Increase (decrease) in capital in excess of par value	$(573)	$13	$(301)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	573	(13)	301
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of both December 31, 2023 and 2022, the Company had no short-term capital loss carryforwards. As of December 31, 2023 and 2022, the Company had long-term capital loss carryforwards of $84,972 and $43,370, respectively.
The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$371	$(2,786)	$32,459
Net change in unrealized (gain) loss for book but not tax	(14,270)	22,892	(36,108)
Other realized gain (loss) for tax but not book	(275)	—	—
Other income (loss) for tax but not book	(3,877)	(579)	(961)
Other deductions for book in excess of deductions for tax	—	—	—
Expenses not currently deductible	806	1,405	282
Net capital loss carryforward	41,602	2,674	20,040
Taxable Income before deductions for distributions	$24,357	$23,606	$15,712
For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid:

	For the Years Ended December 31,
	2023	2022	2021
Ordinary income	$21,666	$21,666	$21,514
Long-term capital gains	—	—	—
Total	$21,666	$21,666	$21,514
The Company’s consolidated Taxable Subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a net tax expense of approximately $321, $1,311 and $4, respectively, for these Taxable Subsidiaries.
As of December 31, 2023, the estimated cost basis of investment for U.S. federal income tax purposes was $508,344, resulting in estimated net unrealized loss of $19,959, comprised of estimated gross unrealized gains and losses of $20,002 and $39,961, respectively. As of December 31, 2022, the estimated cost basis of investment for U.S. federal income tax purposes was $579,604, resulting in estimated net unrealized loss of $38,563, comprised of estimated gross unrealized gains and losses of $20,104 and $58,667, respectively.

Note 10. Distributions
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the years ended December 31, 2023, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Purchased in the Open Market	Cost of DRIP Shares Purchased
Year ended December 31, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	—	$—	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	0.25	5,417	—	—	9,045	73
September 1, 2023	September 15, 2023	September 29, 2023	0.25	5,417	—	—	16,514	123
December 1, 2023	December 15, 2023	December 29, 2023	0.25	5,415	—	—	1,074	12
Total distributions declared			$1.00	$21,666	—	$—	37,013	$289

Year ended December 31, 2022:
March 2, 2022	March 16, 2022	March 31, 2022	$0.25	$5,417	—	$—	25,229	$276
June 1, 2022	June 15, 2022	June 30, 2022	0.25	5,416	—	—	29,655	280
September 1, 2022	September 15, 2022	September 30, 2022	0.25	5,416	—	—	20,789	164
December 5, 2022	December 15, 2022	December 30, 2022	0.25	5,417	—	—	17,017	149
Total distributions declared			$1.00	$21,666	—	$—	92,690	$869

Year ended December 31, 2021:
March 2, 2021	March 16, 2021	March 31, 2021	$0.25	$5,326	—	$—	35,611	$364
June 2, 2021	June 16, 2021	June 30, 2021	0.25	5,386	—	—	31,277	343
September 2, 2021	September 16, 2021	September 30, 2021	0.25	5,386	—	—	35,623	369
December 2, 2021	December 16, 2021	December 31, 2021	0.25	5,416	—	—	27,905	315
Total distributions declared			$1.00	$21,514	—	$—	130,416	$1,391
None of the distributions declared during the years ended December 31, 2023, 2022 and 2021 represented a return of capital for tax purposes.
Note 11. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the years ended December 31, 2023 and 2022.
Note 12. Commitments and Contingencies
Commitments: As of December 31, 2023 and 2022, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $37,182 and $63,450, respectively. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both December 31, 2023 and 2022, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company's available cash balances and /or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of December 31, 2023.
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
Note 13. Financial Highlights
The financial highlights for the Company are as follows:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of year	$10.39	$11.51	$11.00	$12.20	$12.66
Net investment income (1)	1.07	1.02	1.03	1.45	1.42
Net gain (loss) (1)	(1.05)	(1.15)	0.48	(1.37)	(0.48)
Net increase (decrease) in net assets resulting from operations (1)	0.02	(0.13)	1.51	0.08	0.94
Stockholder distributions – income	(1.00)	(1.00)	(1.00)	(1.10)	(1.40)
Stockholder distributions – capital gains	—	—	—	—	—
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	—	—	—	(0.18)	—
Effect of share repurchases (2)	—	—	—	—	—
Other (2)	(0.01)	0.01	—	—	—
Net asset value at end of year	$9.40	$10.39	$11.51	$11.00	$12.20
Net assets at end of year	$203,724	$225,019	$249,471	$234,434	$249,357
Shares outstanding at end of year	21,666,340	21,666,340	21,666,340	21,303,540	20,444,564
Per share market value at end of year	$7.07	$8.54	$11.22	$8.03	$10.86
Total return based on market value (3)	(6.85)%	(15.20)%	53.26%	(13.86)%	27.68%
Total return based on average net asset value (4)	0.17%	(1.18%)	13.40%	0.72%	7.53%
Ratio/Supplemental data: (5)
Ratio of net investment income to average net assets	10.84%	9.42%	9.15%	13.32%	11.38%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	19.14%	14.60%	13.07%	13.68%	15.35%
Portfolio turnover	12.12%	24.93%	41.80%	25.24%	27.18%

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of year	$13.77	$14.52	$14.19	$14.05	$13.92
Net investment income (1)	1.57	1.40	1.55	1.60	1.57
Net gain (loss) (1)	(1.28)	(0.75)	0.13	(0.07)	(0.12)
Net increase (decrease) in net assets from operations (1)	0.29	0.65	1.68	1.53	1.45
Stockholder distributions – income	(1.40)	(1.37)	(1.40)	(1.37)	(1.36)
Stockholder distributions – capital gains	—	(0.03)	—	(0.03)	—
Stockholder distributions – return of capital	—	—	—	—	—
Effect of share issuance above (below) NAV (2)	—	—	0.05	—	—
Effect of share repurchases (2)	—	—	—	—	0.04
Other (2)	—	—	—	0.01	—
Net asset value at end of year	$12.66	$13.77	$14.52	$14.19	$14.05
Net assets at end of year	$258,767	$278,699	$240,850	$184,535	$133,738
Shares outstanding at end of year	20,444,564	20,239,957	16,581,869	13,008,007	9,517,910
Per share market value at end of year	$9.60	$13.75	$15.38	$13.09	$14.46
Total return based on market value (3)	(21.74)%	(1.82)%	28.95%	(0.21)%	30.67%
Total return based on average net asset value (4)	2.17%	4.58%	11.70%	11.04%	10.34%
Ratio/Supplemental data: (5)
Ratio of net investment income to average net assets	11.85%	9.80%	10.81%	11.56%	11.20%
Ratio of total expenses, net of base management fee and incentive fee waivers, to average net assets	9.84%	9.46%	10.81%	11.20%	11.03%
Portfolio turnover	31.53%	39.39%	22.41%	30.70%	47.03%
______________________________________________________________
(1)Calculated using the weighted average shares outstanding during the years presented.
(2)Includes the effect of share issuances above (below) net asset value and the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions.
(4)Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value.
(5)The following is a schedule of supplemental ratios for the years presented.

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Ratio of total investment income to average net assets	29.98%	24.02%	22.22%	27.00%	26.73%
Ratio of interest and other debt financing expenses to average net assets	10.65%	7.25%	6.63%	7.89%	7.95%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	16.43%	13.09%	12.16%	13.86%	13.61%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (6)	2.71%	1.53%	0.91%	0.00%	1.74%

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Ratio of total investment income to average net assets	21.69%	19.26%	21.62%	22.76%	22.23%
Ratio of interest and other debt financing expenses to average net assets	4.56%	3.13%	3.26%	3.33%	3.23%
Ratio of total expenses (without base management fee waivers and incentive fees) to average net assets	9.19%	7.43%	8.17%	8.31%	8.42%
Ratio of incentive fees, net of incentive fee waivers, to average net assets (6)	0.65%	2.03%	2.64%	2.89%	2.61%
______________________________________________________________
(6)The ratio of waived incentive fees to average net assets was zero, 0.22%, 0.61%, 0.31%, 0.46%, zero, 0.12%, 0.13%, zero and zero for the years presented.
Note 14. Subsequent Events
The Company has evaluated subsequent events through March 11, 2024, the date on which the consolidated financial statements were issued.
On March 5, 2024, the Board declared a quarterly distribution of $0.25 per share payable on March 29, 2024 to holders of record on March 15, 2024.

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

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of RSM US LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1	Clawback Policy (filed herewith)

99.1	Report of RSM US LLP on Senior Securities Table (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2024

Monroe Capital Corporation

By:	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore L. Koenig	Chairman, Chief Executive Officer and Director	March 11, 2024
Theodore L. Koenig	(Principal Executive Officer)

/s/ Lewis W. Solimene, Jr.	Chief Financial Officer and Chief Investment Officer	March 11, 2024
Lewis W. Solimene, Jr.	(Principal Financial and Accounting Officer)

/s/ Thomas J. Allison	Director	March 11, 2024
Thomas J. Allison

/s/ Caroline Davidson	Director	March 11, 2024
Caroline Davidson

/s/ Jeffrey A. Golman	Director	March 11, 2024
Jeffrey A. Golman

/s/ Jorde M. Nathan	Director	March 11, 2024
Jorde M. Nathan

/s/ Robert S. Rubin	Director	March 11, 2024
Robert S. Rubin

/s/ Jeffrey D. Steele	Director	March 11, 2024
Jeffrey D. Steele