Form 10-Q
period 2024-03-31
MONROE CAPITAL Corp
filed 2024-05-08
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 7, 2024, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Consolidated Financial Statements
MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments, at fair value:
Non-controlled/non-affiliate company investments	$384,266	$371,723
Non-controlled affiliate company investments	83,633	83,541
Controlled affiliate company investments	32,990	33,122
Total investments, at fair value (amortized cost of: $525,658 and $510,876, respectively)	500,889	488,386
Cash and cash equivalents	4,856	4,958
Interest and dividend receivable	20,885	19,349
Other assets	858	493
Total assets	527,488	513,186

LIABILITIES
Debt:
Revolving credit facility	191,700	174,100
2026 Notes	130,000	130,000
Total debt	321,700	304,100
Less: Unamortized deferred financing costs	(2,908)	(3,235)
Total debt, less unamortized deferred financing costs	318,792	300,865
Interest payable	1,621	3,078
Management fees payable	2,048	2,100
Incentive fees payable	1,368	1,319
Accounts payable and accrued expenses	2,081	2,100
Directors’ fees payable	76	—
Total liabilities	325,986	309,462
Net assets	$201,502	$203,724

Commitments and contingencies (See Note 11)

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,127	298,127
Accumulated undistributed (overdistributed) earnings	(96,647)	(94,425)
Total net assets	$201,502	$203,724

Net asset value per share	$9.30	$9.40
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$10,830	$11,710
Payment-in-kind interest income	808	885
Dividend income	59	146
Fee income	37	310
Total investment income from non-controlled/non-affiliate company investments	11,734	13,051
Non-controlled affiliate company investments:
Interest income	1,188	1,417
Payment-in-kind interest income	1,307	1,387
Dividend income	53	49
Total investment income from non-controlled affiliate company investments	2,548	2,853
Controlled affiliate company investments:
Dividend income	900	900
Total investment income from controlled affiliate company investments	900	900
Total investment income	15,182	16,804

Operating expenses:
Interest and other debt financing expenses	5,507	5,514
Base management fees	2,048	2,200
Incentive fees	1,368	1,657
Professional fees	268	128
Administrative service fees	209	255
General and administrative expenses	218	155
Directors’ fees	76	35
Total operating expenses	9,694	9,944
Net investment income before income taxes	5,488	6,860
Income taxes, including excise taxes	18	233
Net investment income	5,470	6,627

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	4	706
Foreign currency forward contracts	—	37
Foreign currency and other transactions	—	(3)
Net realized gain (loss)	4	740

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(1,344)	(3,417)
Non-controlled affiliate company investments	(803)	(1,025)
Controlled affiliate company investments	(132)	254
Foreign currency forward contracts	—	180
Net change in unrealized gain (loss)	(2,279)	(4,008)

Net gain (loss)	(2,275)	(3,268)

Net increase (decrease) in net assets resulting from operations	$3,195	$3,359

Per common share data:
Net investment income per share - basic and diluted	$0.25	$0.31
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.15	$0.16
Weighted average common shares outstanding - basic and diluted	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock			Accumulated undistributed (overdistributed) earnings
	Number of shares	Par value	Capital in excess of par value		Total net assets
Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019
Net investment income	—	—	—	6,627	6,627
Net realized gain (loss)	—	—	—	740	740
Net change in unrealized gain (loss)	—	—	—	(4,008)	(4,008)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at March 31, 2023	21,666	$22	$298,700	$(75,761)	$222,961

Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724
Net investment income	—	—	—	5,470	5,470
Net realized gain (loss)	—	—	—	4	4
Net change in unrealized gain (loss)	—	—	—	(2,279)	(2,279)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at March 31, 2024	21,666	$22	$298,127	$(96,647)	$201,502
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,195	$3,359
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(4)	(706)
Net realized (gain) loss on foreign currency forward contracts	—	(37)
Net realized (gain) loss on foreign currency and other transactions	—	3
Net change in unrealized (gain) loss on investments	2,279	4,188
Net change in unrealized (gain) loss on foreign currency forward contracts	—	(180)
Payment-in-kind interest income	(2,115)	(2,272)
Net accretion of discounts and amortization of premiums	(251)	(360)
Purchases of investments	(24,200)	(22,314)
Proceeds from principal payments, sales of investments and settlement of forward contracts	12,087	30,441
Amortization of deferred financing costs	327	321
Changes in operating assets and liabilities:
Interest and dividend receivable	(1,536)	(1,632)
Other assets	(365)	(119)
Interest payable	(1,457)	(1,372)
Management fees payable	(52)	(21)
Incentive fees payable	49	277
Accounts payable and accrued expenses	(318)	(887)
Directors’ fees payable	76	35
Net cash provided by (used in) operating activities	(12,285)	8,724

Cash flows from financing activities:
Borrowings on revolving credit facility	28,600	33,500
Repayments of revolving credit facility	(11,000)	(35,300)
Payments of deferred financing costs	—	(25)
Stockholder distributions paid	(5,417)	(5,417)
Net cash provided by (used in) financing activities	12,183	(7,242)

Net increase (decrease) in Cash and cash equivalents	(102)	1,482
Effect of foreign currency exchange rates	—	(3)
Cash and cash equivalents, beginning of period	4,958	5,450
Cash and cash equivalents, end of period	$4,856	$6,929

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$6,601	$6,529
Cash paid for income taxes, including excise taxes during the period	$357	$318
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Born To Run, LLC	SF	6.26%	11.57% (***)	4/1/2021	4/1/2027	3,430	$3,387	$1,752	0.9%
Born To Run, LLC	SF	6.26%	11.57% (***)	4/1/2021	4/1/2027	467	467	239	0.1%
Hastings Manufacturing Company	SF	7.60%	12.93%	4/24/2018	12/30/2025	1,843	1,843	1,843	0.9%
Hastings Manufacturing Company	SF	7.60%	12.93%	3/29/2023	12/30/2025	662	662	662	0.3%
Hastings Manufacturing Company	SF	7.60%	12.93%	12/18/2023	12/30/2025	2,034	2,019	2,075	1.0%
Hastings Manufacturing Company (Revolver) (*)	SF	7.60%	12.93%	3/29/2023	12/30/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC	SF	5.85%	11.18%	8/2/2021	8/2/2027	6,843	6,759	6,702	3.3%
Lifted Trucks Holdings, LLC (Revolver) (*)	SF	5.90%	11.25%	8/2/2021	8/2/2027	1,667	889	871	0.5%
Panda Acquisition, LLC	SF	6.35%	11.66%	12/20/2022	10/18/2028	4,359	3,689	3,716	1.9%
						21,996	19,715	17,860	8.9%
Banking
MV Receivables II, LLC (#)	SF	9.75%	15.08%	7/29/2021	7/29/2026	8,100	7,737	7,477	3.7%
StarCompliance MidCo, LLC	SF	6.35%	11.65%	1/12/2021	1/12/2027	2,000	1,979	1,998	1.0%
StarCompliance MidCo, LLC	SF	6.35%	11.65%	10/12/2021	1/12/2027	335	331	335	0.2%
StarCompliance MidCo, LLC	SF	6.35%	11.65%	5/31/2023	1/12/2027	256	251	256	0.1%
StarCompliance MidCo, LLC (Revolver) (*)	SF	6.35%	11.65%	1/12/2021	1/12/2027	323	223	222	0.1%
						11,014	10,521	10,288	5.1%
Beverage, Food & Tobacco
LVF Holdings, Inc.	SF	5.90%	11.21%	6/10/2021	6/10/2027	1,463	1,445	1,463	0.7%
LVF Holdings, Inc.	SF	5.90%	11.21%	6/10/2021	6/10/2027	1,400	1,400	1,400	0.7%
LVF Holdings, Inc. (Revolver) (*)	SF	5.90%	11.21%	6/10/2021	6/10/2027	238	—	—	0.0%
						3,101	2,845	2,863	1.4%
Capital Equipment
CGI Automated Manufacturing, LLC	SF	7.26%	12.56%	9/9/2022	12/17/2026	3,850	3,770	3,826	1.9%
CGI Automated Manufacturing, LLC	SF	7.26%	12.56%	9/30/2022	12/17/2026	1,105	1,085	1,098	0.5%
						4,955	4,855	4,924	2.4%
Chemicals, Plastics & Rubber
Valudor Products LLC	SF	7.61%	11.44% Cash/ 1.50% PIK	6/18/2018	12/31/2024	1,587	1,587	1,822	0.9%
Valudor Products LLC (a)	SF	7.50%	12.94% PIK	6/18/2018	12/31/2024	305	305	291	0.1%
Valudor Products LLC	SF	7.61%	12.94%	12/22/2021	12/31/2024	502	502	1,358	0.7%
Valudor Products LLC (Revolver) (*)	SF	7.61%	12.94%	6/18/2018	12/31/2024	1,095	55	54	0.0%
						3,489	2,449	3,525	1.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Construction & Building
MEI Buyer LLC	SF	6.50%	11.83%	6/30/2023	6/29/2029	1,990	$1,936	$2,010	1.0%
MEI Buyer LLC	SF	5.25%	10.58%	1/9/2024	6/30/2029	1,114	1,104	1,114	0.6%
MEI Buyer LLC (Delayed Draw) (*) (**)	SF	6.50%	11.83%	6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver) (*)	SF	6.50%	11.83%	6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC	SF	5.61%	10.94%	4/19/2021	4/17/2026	1,994	1,977	1,994	1.0%
TCFIII OWL Buyer LLC	SF	5.61%	10.94%	4/19/2021	4/17/2026	2,434	2,434	2,434	1.2%
TCFIII OWL Buyer LLC	SF	5.61%	10.94%	12/17/2021	4/17/2026	2,185	2,165	2,185	1.1%
						10,444	9,616	9,737	4.9%
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.90%	11.21%	8/3/2021	8/3/2026	5,345	5,290	5,251	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.21%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	2,808	2,778	2,787	1.4%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
						9,860	8,068	8,038	4.0%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	SF	7.75%	12.06% Cash/ 1.00% PIK	5/14/2021	4/3/2026	988	982	982	0.5%
The Kyjen Company, LLC	SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	12.06% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	SF	8.11%	13.44% (***)	3/5/2024	7/1/2024	348	132	135	0.1%
						1,442	1,115	1,118	0.6%
Environmental Industries
Quest Resource Management Group, LLC	SF	7.11%	12.44%	10/19/2020	10/19/2026	849	793	854	0.4%
Quest Resource Management Group, LLC	SF	7.11%	12.44%	10/19/2020	10/19/2026	933	933	938	0.5%
Quest Resource Management Group, LLC	SF	7.11%	12.44%	12/7/2021	10/19/2026	3,316	3,285	3,316	1.6%
Quest Resource Management Group, LLC	SF	7.11%	12.44%	12/7/2021	10/19/2026	334	334	334	0.2%
						5,432	5,345	5,442	2.7%
FIRE: Finance
Avalara, Inc.	SF	7.25%	12.56%	10/19/2022	10/19/2028	4,000	3,918	4,038	2.0%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.56%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.25%	11.71%	8/19/2022	8/18/2028	2,522	2,482	2,544	1.3%
GC Champion Acquisition LLC	SF	6.25%	11.71%	8/19/2022	8/18/2028	701	701	707	0.4%
GC Champion Acquisition LLC	SF	6.50%	11.96%	8/1/2023	8/18/2028	2,102	2,044	2,136	1.1%
J2 BWA Funding LLC (Revolver) (*) (#)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,623	1,623	0.8%
Liftforward SPV II, LLC (#)	SF	10.86%	16.19% PIK	11/10/2016	9/30/2024	263	263	237	0.1%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	3,631	3,631	3,713	1.8%
W3 Monroe RE Debt LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	274	226	231	0.1%
						16,643	14,888	15,229	7.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.57%	5/3/2022	4/30/2025	2,784	$2,761	$2,805	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.57%	5/3/2022	4/30/2025	285	285	287	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (*) (**) (#)	SF	8.25%	13.57%	10/6/2023	4/30/2027	837	474	478	0.2%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	13.58%	5/3/2022	4/30/2025	1,395	656	656	0.3%
						5,301	4,176	4,226	2.1%
Healthcare & Pharmaceuticals
Bluesight, Inc.	SF	7.25%	12.55%	7/17/2023	7/17/2029	2,000	1,945	1,998	1.0%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.55%	7/17/2023	7/17/2029	174	—	—	0.0%
Brickell Bay Acquisition Corp.	SF	6.65%	11.98%	2/12/2021	2/12/2026	1,856	1,833	1,856	0.9%
Caravel Autism Health, LLC	SF	5.76%	11.09%	6/30/2021	6/30/2027	4,999	4,937	4,999	2.5%
Caravel Autism Health, LLC	SF	5.76%	11.09%	6/30/2021	6/30/2027	1,389	1,389	1,389	0.7%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.09%	6/30/2021	6/30/2027	1,269	244	244	0.1%
Dorado Acquisition, Inc.	SF	6.85%	12.18%	6/30/2021	6/30/2026	4,875	4,824	4,756	2.4%
Dorado Acquisition, Inc.	SF	6.90%	12.23%	11/27/2022	6/30/2026	4,041	3,972	3,942	2.0%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.85%	12.18%	6/30/2021	6/30/2026	596	—	—	0.0%
Forest Buyer, LLC	SF	5.75%	11.07%	3/15/2024	3/15/2030	4,000	3,866	3,900	1.9%
Forest Buyer, LLC (Delayed Draw) (*) (**)	SF	5.75%	11.07%	3/15/2024	3/15/2030	1,250	—	—	0.0%
Forest Buyer, LLC (Revolver) (*)	SF	5.75%	11.07%	3/15/2024	3/15/2030	750	—	—	0.0%
INH Buyer, Inc.	SF	7.00%	8.91% Cash/ 3.50% PIK	6/30/2021	6/28/2028	3,026	3,006	2,309	1.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)	SF	7.00%	12.31%	2/1/2023	2/1/2029	4,963	4,838	4,963	2.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)	SF	7.00%	12.29%	2/6/2024	2/1/2029	2,128	2,066	2,128	1.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	7.00%	12.31%	2/1/2023	2/1/2029	1,702	989	989	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	7.00%	12.33%	2/1/2023	2/1/2029	813	461	461	0.2%
NationsBenefits, LLC	SF	7.10%	12.43%	8/20/2021	8/26/2027	3,910	3,867	3,949	2.0%
NationsBenefits, LLC	SF	7.10%	12.43%	8/26/2022	8/26/2027	4,660	4,660	4,707	2.3%
NationsBenefits, LLC	SF	7.10%	12.43%	8/26/2022	8/26/2027	5,052	5,052	5,103	2.5%
NationsBenefits, LLC (Revolver) (*)	SF	7.10%	12.43%	8/20/2021	8/26/2027	2,222	1,556	1,556	0.8%
NQ PE Project Colosseum Midco Inc.	SF	5.65%	10.95%	10/4/2022	10/4/2028	3,456	3,401	3,491	1.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	10.95%	10/4/2022	10/4/2028	778	$—	$—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	10.95%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC	SF	6.25%	11.58%	12/31/2020	7/8/2027	2,425	2,406	2,425	1.2%
Seran BioScience, LLC	SF	6.25%	11.54%	7/8/2022	7/8/2027	2,751	2,751	2,751	1.3%
Seran BioScience, LLC	SF	6.25%	11.49%	8/21/2023	7/8/2027	1,444	1,444	1,444	0.7%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.58%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.	SF	6.90%	12.21%	2/16/2022	2/16/2028	3,000	2,957	2,951	1.5%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.90%	12.21%	2/16/2022	2/16/2028	225	163	160	0.1%
TigerConnect, Inc. (Revolver) (*)	SF	6.90%	12.21%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.	P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,476	2,500	1.2%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.46% Cash/ 4.75% PIK	6/3/2022	6/2/2028	4,609	4,538	4,414	2.2%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.46% Cash/ 4.75% PIK	6/3/2022	6/2/2028	58	58	55	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	9.46% Cash/ 4.75% PIK	6/3/2022	6/2/2028	576	576	552	0.3%
						78,808	70,275	69,992	34.7%
High Tech Industries
Amelia Holding II, LLC	SF	10.26%	14.56% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,026	1,978	2,036	1.0%
Amelia Holding II, LLC	SF	10.26%	14.56% Cash/ 1.00% PIK	12/21/2022	12/21/2027	669	669	672	0.3%
Amelia Holding II, LLC (Revolver) (*)	SF	10.26%	14.56% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw) (*) (**)	SF	8.11%	13.44% PIK (***)	1/2/2024	1/2/2027	551	149	331	0.2%
Drawbridge Partners, LLC	SF	6.75%	12.05%	9/1/2022	9/1/2028	3,000	2,952	3,029	1.5%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.05%	9/1/2022	9/1/2028	874	496	501	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	6.75%	12.05%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.	SF	6.60%	7.91% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,161	2,130	2,165	1.1%
Mindbody, Inc.	SF	7.15%	12.46%	2/15/2019	9/30/2025	6,536	6,514	6,536	3.2%
Mindbody, Inc.	SF	7.15%	12.46%	9/22/2021	9/30/2025	207	207	207	0.1%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.46%	2/15/2019	9/30/2025	667	—	—	0.0%
Planful, Inc.	SF	6.76%	12.09%	12/28/2018	12/28/2026	9,500	9,500	9,500	4.7%
Planful, Inc.	SF	6.76%	12.09%	9/12/2022	12/28/2026	530	526	530	0.3%
Planful, Inc.	SF	6.76%	12.09%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.	SF	6.76%	12.09%	2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.	SF	6.76%	12.09%	4/5/2023	12/28/2026	707	691	707	0.4%
Planful, Inc. (Revolver) (*)	SF	6.50%	11.81%	12/28/2018	12/28/2026	1,105	119	119	0.1%
Sparq Holdings, Inc.	SF	6.25%	11.43%	6/16/2023	6/15/2029	993	965	1,002	0.5%
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.56%	6/16/2023	6/15/2029	222	56	56	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.56%	6/16/2023	6/15/2029	205	$—	$—	0.0%
						32,818	29,162	29,601	14.7%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	7.25%	12.43%	6/21/2023	6/21/2028	993	961	1,012	0.5%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.15%	12.45%	6/21/2023	6/21/2028	500	61	62	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.15%	12.45%	6/21/2023	6/21/2028	103	21	21	0.0%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.91%	10/30/2020	10/30/2025	2,419	2,401	2,419	1.2%
North Haven USHC Acquisition, Inc.	SF	6.35%	11.67%	7/29/2022	10/30/2025	2,559	2,539	2,559	1.3%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.91%	3/12/2021	10/30/2025	701	701	701	0.3%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.91%	9/3/2021	10/30/2025	1,416	1,416	1,416	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.35%	11.68%	7/29/2022	10/30/2025	1,055	357	357	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.60%	11.92%	10/30/2020	10/30/2025	416	187	187	0.1%
Relevate Health Group, LLC	SF	6.35%	11.68%	11/20/2020	11/20/2025	1,455	1,445	1,440	0.7%
Relevate Health Group, LLC	SF	6.35%	11.68%	11/20/2020	11/20/2025	651	651	644	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	6.35%	11.68%	11/20/2020	11/20/2025	316	84	84	0.0%
Spherix Global Inc.	SF	6.36%	11.69%	12/22/2021	12/22/2026	946	936	916	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.69%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.61%	11.94%	1/28/2020	1/28/2025	4,441	4,420	4,441	2.2%
XanEdu Publishing, Inc.	SF	6.61%	11.94%	8/31/2022	1/28/2025	1,765	1,749	1,769	0.9%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.61%	11.94%	1/28/2020	1/28/2025	742	—	—	0.0%
						20,600	17,929	18,028	8.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	SF	8.00%	13.57% PIK (***)	2/15/2024	1/31/2028	238	216	422	0.2%
						238	216	422	0.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.86%	12.19%	1/4/2019	7/3/2025	1,895	1,886	1,863	0.9%
Attom Intermediate Holdco, LLC	SF	6.86%	12.19%	6/25/2020	7/3/2025	462	462	454	0.2%
Attom Intermediate Holdco, LLC	SF	6.86%	12.19%	7/1/2021	7/3/2025	273	269	268	0.1%
Attom Intermediate Holdco, LLC	SF	6.86%	12.19%	8/4/2022	7/3/2025	786	786	773	0.4%
Attom Intermediate Holdco, LLC	SF	6.86%	12.19%	12/22/2022	7/3/2025	397	391	390	0.2%
Attom Intermediate Holdco, LLC (Revolver)	SF	6.86%	12.19%	1/4/2019	7/3/2025	320	320	315	0.2%
Bonterra, LLC	SF	7.25%	12.55%	9/8/2021	9/8/2027	13,437	13,317	13,252	6.6%
Bonterra, LLC	SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	2,034	2,009	2,052	1.0%
Bonterra, LLC (Revolver) (*)	SF	7.25%	12.58%	9/8/2021	9/8/2027	1,069	556	548	0.3%
Chess.com, LLC	SF	6.60%	11.90%	12/31/2021	12/31/2027	5,880	5,799	5,865	2.9%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.90%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	6.75%	12.06%	2/28/2019	2/28/2025	4,000	4,000	4,000	2.0%
Crownpeak Technology, Inc.	SF	6.75%	12.22%	9/27/2022	2/28/2025	1,273	1,263	1,275	0.6%
Crownpeak Technology, Inc.	SF	6.75%	12.06%	2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	6.75%	11.90%	9/27/2022	2/28/2025	3,333	3,333	3,338	1.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Crownpeak Technology, Inc. (Revolver) (*)	SF	6.75%	12.07%	2/28/2019	2/28/2025	500	$333	$333	0.2%
Sports Operating Holdings II, LLC	SF	5.85%	11.18%	11/3/2022	11/3/2027	2,955	2,899	2,977	1.5%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.18%	11/3/2022	11/3/2027	2,398	241	242	0.1%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.18%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.	SF	7.10%	12.43%	1/12/2023	1/12/2028	3,970	3,874	4,035	2.0%
V10 Entertainment, Inc. (Revolver) (*)	SF	7.10%	12.43%	1/12/2023	1/12/2028	458	—	—	0.0%
						46,671	41,798	42,040	20.9%
Retail
BLST Operating Company, LLC	SF	9.50%	1.00% Cash/ 12.94% PIK	8/28/2020	8/28/2025	682	445	627	0.3%
						682	445	627	0.3%
Services: Business
Aras Corporation	SF	6.90%	8.98% Cash/ 3.25% PIK	4/13/2021	4/13/2027	2,252	2,235	2,251	1.1%
Aras Corporation (Revolver)	SF	6.65%	11.98%	4/13/2021	4/13/2027	150	150	150	0.1%
Burroughs, Inc.	SF	8.60%	12.93% Cash/ 1.00% PIK	12/22/2017	12/20/2024	4,826	4,826	4,826	2.4%
Burroughs, Inc. (Revolver)	SF	8.60%	12.93% Cash/ 1.00% PIK	12/22/2017	12/20/2024	1,215	1,215	1,215	0.6%
HS4 Acquisitionco, Inc.	SF	5.85%	11.18%	7/9/2019	7/9/2025	9,774	9,720	9,774	4.9%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	5.85%	11.18%	7/9/2019	7/9/2025	817	549	549	0.3%
iCIMS, Inc.	SF	7.25%	12.58%	10/24/2022	8/18/2028	2,500	2,464	2,522	1.3%
Kingsley Gate Partners, LLC	SF	6.65%	11.98%	12/9/2022	12/11/2028	594	584	589	0.3%
Kingsley Gate Partners, LLC	SF	6.65%	11.98%	12/9/2022	12/11/2028	191	191	189	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	11.98%	12/9/2022	12/11/2028	600	131	130	0.1%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	11.98%	12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	7.85%	12.43% Cash/ 0.75% PIK	12/8/2022	12/8/2027	2,481	2,421	2,241	1.1%
Prototek LLC (Revolver) (*)	SF	7.85%	12.43% Cash/ 0.75% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Relativity ODA LLC	SF	6.60%	11.93%	5/12/2021	5/12/2027	2,107	2,076	2,107	1.0%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.93%	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.43%	2/15/2019	9/30/2026	3,336	3,324	3,336	1.6%
Security Services Acquisition Sub Corp.	SF	6.10%	11.43%	2/15/2019	9/30/2026	2,399	2,399	2,399	1.2%
Security Services Acquisition Sub Corp.	SF	6.10%	11.43%	9/30/2021	9/30/2026	7,800	7,731	7,800	3.9%
Security Services Acquisition Sub Corp.	SF	6.10%	11.43%	2/15/2019	9/30/2026	2,108	2,108	2,108	1.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.43%	2/15/2019	9/30/2026	1,516	1,516	1,516	0.8%
Security Services Acquisition Sub Corp.	SF	6.10%	11.43%	3/1/2024	9/30/2026	2,793	2,739	2,800	1.4%
Vhagar Purchaser, LLC	SF	6.75%	12.08%	6/9/2023	6/11/2029	3,000	2,920	3,000	1.5%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.08%	6/9/2023	6/11/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver) (*)	SF	6.75%	12.08%	6/9/2023	6/11/2029	333	—	—	0.0%
VPS Holdings, LLC	SF	7.11%	12.44%	10/5/2018	10/4/2024	2,303	2,298	2,315	1.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
VPS Holdings, LLC	SF	7.11%	12.44%	10/5/2018	10/4/2024	1,896	$1,896	$1,906	0.9%
VPS Holdings, LLC (Revolver)	SF	7.11%	12.44%	10/5/2018	10/4/2024	1,003	1,003	1,003	0.5%
						57,369	54,646	54,876	27.3%
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.76%	12.09%	7/14/2022	7/14/2028	7,067	7,035	7,067	3.5%
Express Wash Acquisition Company, LLC	SF	6.76%	12.09%	7/14/2022	7/14/2028	1,509	1,509	1,509	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.09%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC	SF	6.26%	11.59%	2/28/2022	2/26/2027	1,572	1,551	1,572	0.8%
Kar Wash Holdings, LLC	SF	6.26%	11.59%	2/28/2022	2/26/2027	1,126	1,126	1,126	0.6%
Kar Wash Holdings, LLC	SF	6.26%	11.59%	8/3/2022	2/26/2027	2,644	2,644	2,644	1.3%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.26%	11.59%	2/28/2022	2/26/2027	571	—	—	0.0%
						14,868	14,074	14,127	7.0%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	1,278	1,423	0.7%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	124	124	0.1%
Calabrio, Inc.	SF	7.13%	12.45%	4/16/2021	4/16/2027	3,400	3,350	3,400	1.7%
Calabrio, Inc.	SF	7.13%	12.45%	12/19/2023	4/16/2027	499	499	503	0.2%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.45%	4/16/2021	4/16/2027	409	—	—	0.0%
						6,185	5,251	5,450	2.7%
Transportation: Cargo
Epika Fleet Services, Inc.	SF	5.75%	11.08%	3/18/2024	3/18/2029	3,000	2,940	2,940	1.5%
Epika Fleet Services, Inc.	SF	5.75%	11.08%	3/18/2024	3/18/2029	1,731	1,713	1,713	0.9%
Epika Fleet Services, Inc. (Delayed Draw) (*) (**)	SF	5.75%	11.08%	3/18/2024	3/18/2029	865	—	—	0.0%
Epika Fleet Services, Inc. (Revolver) (*)	SF	5.75%	11.08%	3/18/2024	3/18/2029	652	44	64	0.0%
						6,248	4,697	4,717	2.4%
Wholesale
Nearly Natural, Inc.	SF	11.50%	12.83% Cash/ 4.00% PIK	12/15/2017	12/31/2024	6,626	6,626	6,377	3.2%
Nearly Natural, Inc.	SF	11.50%	12.83% Cash/ 4.00% PIK	9/22/2020	12/31/2024	1,718	1,718	1,654	0.8%
Nearly Natural, Inc.	SF	11.50%	12.83% Cash/ 4.00% PIK	2/16/2021	12/31/2024	3,126	3,126	3,009	1.5%
Nearly Natural, Inc.	SF	11.50%	12.83% Cash/ 4.00% PIK	8/28/2019	12/31/2024	1,871	1,871	1,801	0.9%
Nearly Natural, Inc. (Revolver)	SF	11.50%	12.83% Cash/ 4.00% PIK	12/15/2017	12/31/2024	2,709	2,709	2,607	1.3%
						16,050	16,050	15,448	7.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						374,214	338,136	338,578	168.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Unitranche Secured Loans (~)
Services: Business
ASG II, LLC	SF	6.40%	11.71%	5/25/2022	5/25/2028	1,900	$1,871	$1,895	1.0%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.71%	5/25/2022	5/25/2028	285	267	266	0.1%
Onit, Inc.	SF	7.50%	12.73%	12/20/2021	5/2/2025	1,680	1,669	1,680	0.8%
						3,865	3,807	3,841	1.9%
Telecommunications
VB E1, LLC	SF	7.75%	13.05%	11/18/2020	11/18/2026	2,250	2,250	2,250	1.1%
						2,250	2,250	2,250	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						6,115	6,057	6,091	3.0%
Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.51%	14.82%	3/25/2022	3/24/2026	4,875	4,842	4,875	2.4%
						4,875	4,842	4,875	2.4%
Consumer Goods: Non-Durable
Thrasio, LLC	SF	10.11%	15.44% PIK (***)	3/1/2024	7/1/2024	135	135	135	0.1%
Thrasio, LLC	P	8.00%	16.50% (***)	12/18/2020	12/18/2026	2,297	2,297	945	0.4%
						2,432	2,432	1,080	0.5%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	785	$784	$785	0.4%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	6,971	6,971	6,872	3.4%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,206	1,206	1,189	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	2,164	2,155	2,125	1.1%
						11,126	11,116	10,971	5.5%
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	n/a	9.00%	9.00% PIK (***)	8/29/2023	7/2/2029	161	150	164	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	n/a	9.00%	9.00% PIK (***)	7/14/2023	7/2/2029	165	150	167	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	n/a	n/a	n/a (***)	3/16/2021	3/16/2027	370	363	—	0.0%
						696	663	331	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	5/2/2019	n/a (c)	637	$637	$—	0.0%
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	11/4/2019	n/a (c)	122	122	—	0.0%
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	5/2/2019	n/a (c)	200	200	—	0.0%
Vice Acquisition Holdco, LLC	n/a	n/a	n/a (***)	5/2/2019	n/a (c)	76	76	—	0.0%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	7/31/2023	1/31/2028	528	528	402	0.2%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	7/31/2023	1/31/2028	671	671	628	0.3%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	7/31/2023	1/31/2028	203	203	190	0.1%
Vice Acquisition Holdco, LLC	SF	8.26%	13.57% PIK (***)	9/8/2023	1/31/2028	359	353	331	0.2%
						2,796	2,790	1,551	0.8%
Retail
Forman Mills, Inc.	n/a	3.90%	3.90% PIK (***)	4/27/2023	6/20/2028	1,308	1,308	840	0.4%
						1,308	1,308	840	0.4%
Services: Consumer
Education Corporation of America	P	11.00%	14.00% Cash/ 5.50% PIK (***)	9/3/2015	n/a (c)	833	831	2,246	1.1%
						833	831	2,246	1.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						24,066	23,982	21,894	10.9%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	— (***)	4/1/2021	—	—	269	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	— (##)	8/2/2021	—	—	111	64	0.0%
							380	64	0.0%
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	— (##)	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	— (##)	7/28/2021	7/28/2031	—	363	—	0.0%
							963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
							501	—	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	— (##)	8/3/2021	—	—	81	49	0.0%
							81	49	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Construction & Building
MEI Buyer LLC (155 shares of common stock)	—	—	— (##)	6/30/2023	—	—	$178	$200	0.1%
							178	200	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2020	3/17/2028	—	67	252	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2021	3/17/2028	—	—	177	0.1%
							67	429	0.2%
FIRE: Finance
Binah Capital Group, Inc. (fka PKS Holdings, LLC) (34,801 shares of common stock) (#) (d)	—	—	— (##)	3/15/2024	—	—	234	451	0.2%
J2 BWA Funding LLC (0.3% profit sharing) (#) (####)	—	—	— (##)	12/24/2020	—	—	—	38	0.0%
							234	489	0.2%
FIRE: Real Estate
Residential Homes for Rent LLC (255,311 Series A preferred units) (#) (####)	—	—	— (##)	3/5/2024	—	—	1,114	1,114	0.6%
Residential Homes for Rent LLC (warrant to purchase up to 0.7% of the equity) (#) (####)	—	—	— (##)	3/5/2024	3/5/2034	—	—	—	0.0%
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	—	—	— (##)	7/2/2021	—	—	3	2,556	1.3%
							1,117	3,670	1.9%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)	n/a	n/a	9.00% PIK	7/17/2023	—	—	21	19	0.0%
Bluesight, Inc. (11,087 Class B common units)	—	—	— (##)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	— (##)	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	— (##)	6/30/2021	—	—	—	98	0.1%
Forest Buyer, LLC (300 Class A units) (####)	n/a	n/a	8.00% PIK	3/15/2024	—	—	300	300	0.1%
Forest Buyer, LLC (300 Class B units) (####)	n/a	n/a	8.00% PIK	3/15/2024	—	—	—	—	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	—	—	— (##)	1/31/2023	—	—	491	329	0.2%
NationsBenefits, LLC (120,760 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,527	0.8%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	— (##)	8/20/2021	—	—	153	496	0.2%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	— (##)	10/4/2022	—	—	327	260	0.1%
Seran BioScience, LLC (33,333 common units) (####)	—	—	— (##)	12/31/2020	—	—	334	832	0.4%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	12/29/2023	12/29/2033	—	—	28	0.0%
							2,649	4,098	2.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (##)	12/21/2022	12/21/2032	—	$—	$28	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)	—	—	— (##)	3/16/2021	—	—	4,119	495	0.2%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)	—	—	— ##)	1/2/2024	—	—	—	922	0.5%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	— (##)	9/1/2022	—	—	130	154	0.1%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00% PIK	12/28/2018	—	—	473	992	0.5%
Planful, Inc. (35,791 Class B units)	—	—	— (##)	5/3/2023	—	—	—	24	0.0%
Recorded Future, Inc. (80,486 Class A units) (e)	—	—	— (##)	7/3/2019	—	—	81	268	0.1%
Sparq Holdings, Inc. (300,000 shares of common stock)	—	—	— (##)	6/15/2023	—	—	300	317	0.2%
							5,103	3,200	1.6%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	— (##)	12/31/2020	—	—	111	140	0.1%
							111	140	0.1%

Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (d)	—	—	— (##)	12/22/2016	—	—	114	569	0.3%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (b)	—	—	— (##)	9/18/2015	9/18/2025	—	—	1,763	0.9%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	40	17	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	— (##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	— (##)	12/22/2021	—	—	81	27	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	49	266	0.1%
							284	2,642	1.3%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)	—	—	— (##)	7/31/2023	—	—	1,480	—	0.0%
							1,480	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	— (##)	1/4/2019	—	—	297	352	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	— (##)	12/31/2021	—	—	87	75	0.0%
V10 Entertainment, Inc. (392,157 shares of common units) (f)	—	—	— (##)	1/12/2023	—	—	203	154	0.1%
							587	581	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	— (##)	8/28/2020	—	—	712	419	0.2%
							712	419	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	— (##)	11/1/2017	—	—	395	988	0.5%
							395	988	0.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00% PIK (***)	9/3/2015	—	—	$7,492	$—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units) (####)	—	—	— (##)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	28	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units) (####)	—	—	— (##)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units) (####)	—	—	— (##)	11/15/2023	—	—	151	—	0.0%
IDIG Parent, LLC (245,958 shares of common stock) (####) (g)	—	—	— (##)	1/4/2021	—	—	250	306	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	— (##)	2/28/2022	—	—	103	102	0.1%
Kar Wash Holdings, LLC - Series A Preferred Stock (8,619 shares)	—	—	— (##)	6/27/2023	—	—	11	11	0.0%
							8,038	447	0.3%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	6/10/2022	6/10/2032	—	42	46	0.0%
							42	46	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. - Senior Preferred Stock (7,826 shares)	—	—	— (##)	3/18/2024	—	—	196	196	0.1%
							196	196	0.1%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	— (##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	— (##)	8/27/2021	—	—	61	45	0.0%
							214	45	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							23,332	17,703	8.8%
Total Non-Controlled/Non-Affiliate Company Investments							391,507	384,266	190.9%

Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	SF	5.61%	10.94%	9/9/2020	6/28/2024	477	—	—	0.0%
						477	—	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
FIRE: Real Estate
American Community Homes, Inc.	SF	2.11%	7.44% PIK	7/22/2014	12/31/2026	12,890	$12,890	$8,085	4.0%
American Community Homes, Inc.	SF	2.11%	7.44% PIK	7/22/2014	12/31/2026	6,343	6,343	3,978	2.0%
American Community Homes, Inc.	SF	2.11%	7.44% PIK	5/24/2017	12/31/2026	781	781	490	0.2%
American Community Homes, Inc.	SF	2.11%	7.44% PIK	8/10/2018	12/31/2026	2,873	2,873	1,802	0.9%
American Community Homes, Inc.	SF	2.11%	7.44% PIK	3/29/2019	12/31/2026	5,319	5,319	3,336	1.7%
American Community Homes, Inc.	SF	2.11%	7.44% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.	SF	2.11%	7.44% PIK	12/30/2019	12/31/2026	122	122	77	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	2.11%	7.44% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC (#) (h)	P	9.46%	17.96% PIK	10/20/2017	n/a (c)	13,242	13,242	17,500	8.7%
HFZ Capital Group LLC (#) (h)	P	9.46%	17.96% PIK	10/20/2017	n/a (c)	4,758	4,758	6,288	3.1%
MC Asset Management (Corporate), LLC (#) (h)	SF	15.00%	20.33% PIK	1/26/2021	1/26/2029	10,771	10,771	10,771	5.3%
MC Asset Management (Corporate), LLC (#) (h)	SF	15.00%	20.33% PIK	4/26/2021	1/26/2029	3,210	3,210	3,210	1.6%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	SF	7.00%	12.33%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.6%
						67,709	63,657	58,876	29.1%
High Tech Industries
Mnine Holdings, Inc.	SF	8.26%	13.56% PIK	11/2/2018	12/30/2024	6,346	6,346	6,119	3.1%
Mnine Holdings, Inc.	SF	8.26%	13.56% PIK	7/27/2023	12/30/2024	56	55	54	0.0%
Mnine Holdings, Inc. (Revolver) (*)	SF	7.26%	12.57%	8/9/2022	12/30/2024	747	—	—	0.0%
						7,149	6,401	6,173	3.1%
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	16.94% (***)	6/25/2019	n/a (c)	1,356	1,312	424	0.2%
						1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans						76,691	71,370	65,473	32.4%
Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,533	2.7%
						5,850	5,850	5,533	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans						5,850	5,850	5,533	2.7%

Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	— (##)	9/9/2020	—	—	1,631	3,324	1.6%
							1,631	3,324	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	— (##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (h)	—	—	— (##)	6/11/2019	—	—	793	842	0.4%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	— (##)	8/6/2021	—	—	3,900	4,446	2.2%
							4,693	5,288	2.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	$2,032	$1,652	0.8%
Familia Dental Group Holdings, LLC (1,304 Class A units) (####)	—	—	— (##)	4/8/2016	—	—	4,467	2,363	1.2%
							6,499	4,015	2.0%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	— (##)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	— (##)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							$14,281	$12,627	6.2%
Total Non-Controlled Affiliate Company Investments							$91,501	$83,633	41.3%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—	10/31/2017	—	—	42,650	32,990	16.4%
Total Controlled Affiliate Equity Securities							$42,650	$32,990	16.4%
Total Controlled Affiliate Company Investments							$42,650	$32,990	16.4%

TOTAL INVESTMENTS							$525,658	$500,889	248.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of March 31, 2024.
________________________________________________________
(^)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(^^)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR or Prime, as applicable, and the current contractual interest rate in effect at March 31, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(^^^)Except as otherwise noted, all of the Company’s portfolio company investments, which as of March 31, 2024 represented 248.6% of the Company’s net assets or 95.0% of the Company’s total assets, are subject to legal restrictions on sales.
(^^^^)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(^^^^^)Percentages are based on net assets of $201,502 as of March 31, 2024.
(~)The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(<)Represents less than 5% ownership of the portfolio company’s voting securities.
(<<)As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(<<<)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(#)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 23.6% of the Company’s total assets.
(##)Represents a non-income producing security.
(###)Ownership of certain equity investments may occur through a holding company or partnership.
(####)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(*)All or a portion of this commitment was unfunded at March 31, 2024. As such, interest is earned only on the funded portion of this commitment.
(**)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(***)This position was on non-accrual status as of March 31, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(a)This investment represents a note convertible to preferred shares of the borrower.
(b)This is an international company.
(c)This is a demand note with no stated maturity.
(d)The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(e)As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(f)As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.
(g)As of March 31, 2024, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(h)The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Consumer Goods: Durable
Independence Buyer, Inc.	SF	5.90%	11.28%	8/3/2021	8/3/2026	5,499	$5,436	$5,410	2.6%
Independence Buyer, Inc. (Revolver) (*)	SF	5.90%	11.28%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	2,811	2,778	2,776	1.4%
Recycled Plastics Industries, LLC (Revolver) (*)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
						10,017	8,214	8,186	4.0%
Consumer Goods: Non-Durable
The Kyjen Company, LLC	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	988	982	978	0.5%
The Kyjen Company, LLC	SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver) (*)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	SF	7.26%	12.61% (***)	12/18/2020	12/18/2026	2,433	2,432	1,408	0.7%
						3,527	3,415	2,387	1.2%
Environmental Industries
Quest Resource Management Group, LLC	SF	6.61%	11.96%	10/19/2020	10/20/2025	852	795	857	0.4%
Quest Resource Management Group, LLC	SF	6.61%	11.96%	10/19/2020	10/20/2025	935	935	941	0.5%
Quest Resource Management Group, LLC	SF	6.61%	11.96%	12/7/2021	10/20/2025	3,326	3,289	3,326	1.6%
Quest Resource Management Group, LLC	SF	6.61%	11.96%	12/7/2021	10/20/2025	335	335	335	0.2%
						5,448	5,354	5,459	2.7%
FIRE: Finance
Avalara, Inc.	SF	7.25%	12.60%	10/19/2022	10/19/2028	4,000	3,915	4,040	2.0%
Avalara, Inc. (Revolver) (*)	SF	7.25%	12.60%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC	SF	6.25%	11.71%	8/19/2022	8/18/2028	2,528	2,486	2,528	1.2%
GC Champion Acquisition LLC	SF	6.25%	11.71%	8/19/2022	8/18/2028	702	702	702	0.3%
GC Champion Acquisition LLC	SF	6.50%	11.96%	8/1/2023	8/18/2028	2,107	2,046	2,125	1.0%
J2 BWA Funding LLC (Revolver) (*) (#)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,578	1,578	0.8%
Liftforward SPV II, LLC (#)	SF	10.86%	16.22% PIK	11/10/2016	3/31/2024	253	253	233	0.1%
W3 Monroe RE Debt LLC (#)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	3,542	3,542	3,631	1.8%
W3 Monroe RE Debt LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	270	172	176	0.1%
						16,552	14,694	15,013	7.3%
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.60%	5/3/2022	4/30/2025	2,784	2,755	2,812	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (#)	SF	8.25%	13.60%	5/3/2022	4/30/2025	285	285	287	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw) (*) (**) (#)	SF	8.25%	13.61%	10/6/2023	4/30/2027	837	317	322	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver) (*) (#)	SF	8.25%	13.60%	5/3/2022	4/30/2025	1,395	546	546	0.3%
						5,301	3,903	3,967	1.9%
Healthcare & Pharmaceuticals
Bluesight, Inc.	SF	7.25%	12.61%	7/17/2023	7/17/2029	2,000	1,942	1,996	1.0%
Bluesight, Inc. (Revolver) (*)	SF	7.25%	12.61%	7/17/2023	7/17/2029	174	—	—	0.0%
Brickell Bay Acquisition Corp.	SF	6.65%	12.04%	2/12/2021	2/12/2026	1,861	1,836	1,861	0.9%
Caravel Autism Health, LLC	SF	5.76%	11.16%	6/30/2021	6/30/2027	5,012	4,946	4,969	2.4%
Caravel Autism Health, LLC	SF	5.76%	11.16%	6/30/2021	6/30/2027	1,392	1,392	1,380	0.7%
Caravel Autism Health, LLC (Revolver) (*)	SF	5.76%	11.16%	6/30/2021	6/30/2027	1,269	244	244	0.1%
Dorado Acquisition, Inc.	SF	6.85%	12.19%	6/30/2021	6/30/2026	4,888	4,831	4,743	2.3%
Dorado Acquisition, Inc.	SF	6.90%	12.29%	11/27/2022	6/30/2026	4,051	3,975	3,932	1.9%
Dorado Acquisition, Inc. (Revolver) (*)	SF	6.85%	12.19%	6/30/2021	6/30/2026	596	—	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
INH Buyer, Inc.	SF	7.00%	8.95% Cash/ 3.50% PIK	6/30/2021	6/28/2028	3,026	$3,005	$2,936	1.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)	SF	6.75%	12.13%	2/1/2023	2/1/2029	4,975	4,843	4,975	2.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw) (*) (**)	SF	6.75%	12.14%	2/1/2023	2/1/2029	1,702	989	989	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver) (*)	SF	6.75%	12.13%	2/1/2023	2/1/2029	813	352	352	0.2%
NationsBenefits, LLC	SF	7.10%	12.44%	8/20/2021	8/26/2027	3,920	3,873	3,951	1.9%
NationsBenefits, LLC	SF	7.10%	12.44%	8/26/2022	8/26/2027	4,672	4,672	4,708	2.3%
NationsBenefits, LLC	SF	7.10%	12.44%	8/26/2022	8/26/2027	5,065	5,065	5,104	2.5%
NationsBenefits, LLC (Revolver) (*)	SF	7.10%	12.44%	8/20/2021	8/26/2027	2,222	889	889	0.5%
NQ PE Project Colosseum Midco Inc.	SF	5.65%	11.00%	10/4/2022	10/4/2028	3,465	3,407	3,500	1.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw) (*) (**)	SF	5.65%	11.00%	10/4/2022	10/4/2028	778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver) (*)	SF	5.65%	11.00%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC	SF	6.25%	11.64%	12/31/2020	7/8/2027	2,431	2,409	2,431	1.2%
Seran BioScience, LLC	SF	6.25%	11.66%	7/8/2022	7/8/2027	2,757	2,757	2,757	1.4%
Seran BioScience, LLC (Delayed Draw) (*) (**)	SF	6.25%	11.66%	8/21/2023	7/8/2027	1,444	333	333	0.2%
Seran BioScience, LLC (Revolver) (*)	SF	6.25%	11.64%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.	SF	6.90%	12.28%	2/16/2022	2/16/2028	3,000	2,955	2,940	1.4%
TigerConnect, Inc. (Delayed Draw) (*) (**)	SF	6.90%	12.28%	2/16/2022	2/16/2028	225	136	133	0.1%
TigerConnect, Inc. (Revolver) (*)	SF	6.90%	12.28%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.	P	3.75%	12.25%	12/29/2023	12/28/2029	2,500	2,475	2,475	1.2%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	4,554	4,481	4,509	2.2%
Whistler Parent Holdings III, Inc.	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	57	57	56	0.0%
Whistler Parent Holdings III, Inc. (Revolver)	SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	569	569	564	0.3%
						70,729	62,433	62,727	30.7%
High Tech Industries
Amelia Holding II, LLC	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,021	1,970	2,028	1.0%
Amelia Holding II, LLC (Delayed Draw) (*) (**)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	668	508	510	0.3%
Amelia Holding II, LLC (Revolver) (*)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	27	27	0.0%
Arcstor Midco, LLC	SF	8.10%	13.46% PIK (***)	8/29/2023	3/16/2027	155	150	155	0.1%
Drawbridge Partners, LLC	SF	6.75%	12.10%	9/1/2022	9/1/2028	3,000	2,950	3,001	1.5%
Drawbridge Partners, LLC (Delayed Draw) (*) (**)	SF	6.75%	12.10%	9/1/2022	9/1/2028	874	496	496	0.2%
Drawbridge Partners, LLC (Revolver) (*)	SF	6.75%	12.10%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.	SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,140	2,107	2,141	1.1%
Mindbody, Inc.	SF	7.15%	12.53%	2/15/2019	2/14/2025	6,536	6,507	6,536	3.2%
Mindbody, Inc.	SF	7.15%	12.53%	9/22/2021	2/14/2025	474	474	474	0.2%
Mindbody, Inc. (Revolver) (*)	SF	7.15%	12.53%	2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.	SF	6.76%	12.16%	12/28/2018	12/28/2026	9,500	9,500	9,500	4.7%
Planful, Inc.	SF	6.76%	12.16%	9/12/2022	12/28/2026	530	524	530	0.3%
Planful, Inc.	SF	6.76%	12.16%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.	SF	6.76%	12.16%	2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.	SF	6.76%	12.16%	4/5/2023	12/28/2026	707	688	708	0.3%
Planful, Inc. (Revolver)	SF	6.76%	12.16%	12/28/2018	12/28/2026	442	442	442	0.2%
Sparq Holdings, Inc.	SF	6.25%	11.43%	6/16/2023	6/15/2029	995	967	1,011	0.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Sparq Holdings, Inc. (Delayed Draw) (*) (**)	SF	6.25%	11.43%	6/16/2023	6/15/2029	222	$—	$—	0.0%
Sparq Holdings, Inc. (Revolver) (*)	SF	6.25%	11.43%	6/16/2023	6/15/2029	205	—	—	0.0%
						32,001	29,520	29,769	14.7%
Media: Advertising, Printing & Publishing
Destination Media, Inc.	SF	7.25%	12.43%	6/21/2023	6/21/2028	995	963	1,010	0.5%
Destination Media, Inc. (Delayed Draw) (*) (**)	SF	7.00%	12.35%	6/21/2023	6/21/2028	500	61	62	0.0%
Destination Media, Inc. (Revolver) (*)	SF	7.00%	12.35%	6/21/2023	6/21/2028	103	21	21	0.0%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	1.2%
North Haven USHC Acquisition, Inc.	SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	1.2%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.3%
North Haven USHC Acquisition, Inc.	SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw) (*) (**)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.2%
North Haven USHC Acquisition, Inc. (Revolver) (*)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.1%
Relevate Health Group, LLC	SF	6.10%	11.44%	11/20/2020	11/20/2025	1,459	1,446	1,445	0.7%
Relevate Health Group, LLC	SF	6.10%	11.44%	11/20/2020	11/20/2025	653	653	647	0.3%
Relevate Health Group, LLC (Revolver) (*)	SF	6.10%	11.43%	11/20/2020	11/20/2025	316	84	84	0.0%
Spherix Global Inc.	SF	6.36%	11.71%	12/22/2021	12/22/2026	1,081	1,068	1,048	0.5%
Spherix Global Inc. (Revolver) (*)	SF	6.36%	11.71%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.	SF	6.50%	11.97%	1/28/2020	1/28/2025	4,441	4,413	4,441	2.2%
XanEdu Publishing, Inc.	SF	6.50%	11.97%	8/31/2022	1/28/2025	1,765	1,744	1,768	0.9%
XanEdu Publishing, Inc. (Revolver) (*)	SF	6.50%	11.97%	1/28/2020	1/28/2025	742	—	—	0.0%
						20,762	17,983	18,008	8.8%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	671	671	658	0.3%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	203	203	199	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw) (*) (**) (c)	SF	8.00%	13.65% PIK	9/8/2023	1/31/2028	353	297	292	0.2%
						1,227	1,171	1,149	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	1/4/2019	7/3/2025	1,900	1,900	1,870	0.9%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	6/25/2020	7/3/2025	463	463	456	0.2%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	7/1/2021	7/3/2025	273	270	269	0.1%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	8/4/2022	7/3/2025	788	788	775	0.4%
Attom Intermediate Holdco, LLC	SF	6.86%	12.22%	12/22/2022	7/3/2025	398	390	392	0.2%
Attom Intermediate Holdco, LLC (Revolver) (*)	SF	6.86%	12.22%	1/4/2019	7/3/2025	320	216	213	0.1%
Bonterra, LLC	SF	7.25%	12.60%	9/8/2021	9/8/2027	13,437	13,310	13,185	6.5%
Bonterra, LLC	SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	1,968	1,941	1,975	1.0%
Bonterra, LLC (Revolver) (*)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,069	321	315	0.2%
Chess.com, LLC	SF	6.60%	11.95%	12/31/2021	12/31/2027	5,895	5,809	5,873	2.9%
Chess.com, LLC (Revolver) (*)	SF	6.60%	11.95%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.	SF	7.35%	12.69%	2/28/2019	2/28/2025	4,000	3,998	4,000	2.0%
Crownpeak Technology, Inc.	SF	7.50%	12.97%	9/27/2022	2/28/2025	1,273	1,260	1,274	0.6%
Crownpeak Technology, Inc.	SF	7.35%	12.69%	2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.	SF	7.35%	12.69%	9/27/2022	2/28/2025	3,333	3,333	3,334	1.6%
Crownpeak Technology, Inc. (Revolver) (*)	SF	7.35%	12.69%	2/28/2019	2/28/2025	500	67	67	0.0%
Sports Operating Holdings II, LLC	SF	5.85%	11.21%	11/3/2022	11/3/2027	2,963	2,902	2,963	1.6%
Sports Operating Holdings II, LLC (Delayed Draw) (*) (**)	SF	5.85%	11.21%	11/3/2022	11/3/2027	2,398	241	241	0.1%
Sports Operating Holdings II, LLC (Revolver) (*)	SF	5.85%	11.21%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.	SF	7.10%	12.49%	1/12/2023	1/12/2028	3,980	3,878	4,013	2.0%
V10 Entertainment, Inc. (Revolver) (*)	SF	7.10%	12.49%	1/12/2023	1/12/2028	458	—	—	0.0%
						46,647	41,147	41,275	20.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Retail
BLST Operating Company, LLC	SF	9.50%	1.00% Cash/ 12.96% PIK	8/28/2020	8/28/2025	660	$423	$620	0.3%
						660	423	620	0.3%
Services: Business
Aras Corporation	SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	2,233	2,214	2,250	1.1%
Aras Corporation (Revolver) (*)	P	5.50%	14.00%	4/13/2021	4/13/2027	150	130	130	0.1%
Burroughs, Inc.	SF	7.60%	12.94%	12/22/2017	12/20/2024	4,901	4,901	4,901	2.4%
Burroughs, Inc. (Revolver)	SF	7.60%	12.94%	12/22/2017	12/20/2024	1,215	1,215	1,215	0.6%
HS4 Acquisitionco, Inc.	SF	6.85%	12.21%	7/9/2019	7/9/2025	9,799	9,735	9,769	4.8%
HS4 Acquisitionco, Inc. (Revolver) (*)	SF	6.85%	12.21%	7/9/2019	7/9/2025	817	549	548	0.3%
iCIMS, Inc.	SF	7.25%	12.62%	10/24/2022	8/18/2028	2,500	2,462	2,509	1.2%
Kingsley Gate Partners, LLC	SF	6.65%	12.04%	12/9/2022	12/11/2028	596	585	588	0.3%
Kingsley Gate Partners, LLC	SF	6.65%	12.04%	12/9/2022	12/11/2028	191	191	189	0.1%
Kingsley Gate Partners, LLC (Delayed Draw) (*) (**)	SF	6.65%	12.04%	12/9/2022	12/11/2028	600	132	130	0.1%
Kingsley Gate Partners, LLC (Revolver) (*)	SF	6.65%	12.04%	12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	2,482	2,419	2,380	1.2%
Prototek LLC (Revolver) (*)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Relativity ODA LLC	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	2,107	2,075	2,105	1.0%
Relativity ODA LLC (Revolver) (*)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	3,344	3,331	3,341	1.6%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	2,406	2,406	2,403	1.2%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	9/30/2021	9/30/2026	7,820	7,744	7,812	3.8%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	2,113	2,113	2,111	1.0%
Security Services Acquisition Sub Corp.	SF	6.10%	11.46%	2/15/2019	9/30/2026	1,520	1,520	1,518	0.7%
Vhagar Purchaser, LLC	SF	7.00%	12.39%	6/9/2023	6/8/2029	3,000	2,917	3,000	1.5%
Vhagar Purchaser, LLC (Delayed Draw) (*) (**)	SF	7.00%	12.39%	6/9/2023	6/8/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver) (*)	SF	7.00%	12.39%	6/9/2023	6/8/2029	333	—	—	0.0%
VPS Holdings, LLC	SF	7.11%	12.47%	10/5/2018	10/4/2024	2,397	2,388	2,405	1.2%
VPS Holdings, LLC	SF	7.11%	12.47%	10/5/2018	10/4/2024	1,971	1,971	1,978	1.0%
VPS Holdings, LLC (Revolver) (*)	SF	7.11%	12.47%	10/5/2018	10/4/2024	1,003	603	603	0.3%
						54,873	51,751	52,035	25.6%
Services: Consumer
Express Wash Acquisition Company, LLC	SF	6.76%	12.16%	7/14/2022	7/14/2028	7,067	7,033	7,067	3.5%
Express Wash Acquisition Company, LLC	SF	6.76%	12.16%	7/14/2022	7/14/2028	1,513	1,513	1,513	0.7%
Express Wash Acquisition Company, LLC (Revolver) (*)	SF	6.76%	12.16%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC	SF	6.76%	12.16%	2/28/2022	2/26/2027	1,576	1,554	1,576	0.8%
Kar Wash Holdings, LLC	SF	6.76%	12.16%	2/28/2022	2/26/2027	1,129	1,129	1,129	0.6%
Kar Wash Holdings, LLC (Delayed Draw) (*) (**)	SF	6.76%	12.16%	8/3/2022	2/26/2027	2,649	2,230	2,230	1.1%
Kar Wash Holdings, LLC (Revolver) (*)	SF	6.76%	12.16%	2/28/2022	2/26/2027	571	—	—	0.0%
						14,884	13,668	13,724	6.8%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw) (*) (**)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	1,266	1,430	0.7%
American Broadband and Telecommunications Company LLC (Revolver) (*)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	124	124	0.1%
Calabrio, Inc.	SF	7.13%	12.48%	4/16/2021	4/16/2027	3,400	3,346	3,421	1.7%
Calabrio, Inc. (Delayed Draw) (*) (**)	SF	7.13%	12.48%	12/19/2023	4/16/2027	499	—	—	0.0%
Calabrio, Inc. (Revolver) (*)	SF	7.13%	12.48%	4/16/2021	4/16/2027	409	234	234	0.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
						6,185	$4,970	$5,209	2.6%
Wholesale
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	6,523	6,523	6,270	3.1%
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	9/22/2020	3/29/2024	1,691	1,691	1,625	0.8%
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	2/16/2021	3/29/2024	3,076	3,075	2,957	1.5%
Nearly Natural, Inc.	SF	11.50%	12.85% Cash/ 4.00% PIK	8/28/2019	3/29/2024	1,841	1,841	1,770	0.9%
Nearly Natural, Inc. (Revolver)	SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	2,634	2,634	2,532	1.2%
						15,765	15,764	15,154	7.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans						358,567	322,994	323,684	159.2%

Unitranche Secured Loans (~)
Aerospace & Defense
Cassavant Holdings, LLC	SF	7.61%	12.96%	9/8/2021	9/8/2026	7,876	7,784	7,876	3.9%
						7,876	7,784	7,876	3.9%
Services: Business
ASG II, LLC	SF	6.40%	11.78%	5/25/2022	5/25/2028	1,900	1,869	1,900	0.9%
ASG II, LLC (Delayed Draw) (*) (**)	SF	6.40%	11.78%	5/25/2022	5/25/2028	285	171	171	0.1%
Onit, Inc.	SF	7.50%	12.97%	12/20/2021	5/2/2025	1,680	1,666	1,680	0.8%
						3,865	3,706	3,751	1.8%
Telecommunications
VB E1, LLC	SF	7.75%	13.10%	11/18/2020	11/18/2026	2,250	2,250	2,250	1.1%
						2,250	2,250	2,250	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans						13,991	13,740	13,877	6.8%

Junior Secured Loans
Banking
MoneyLion, Inc. (#)	SF	9.51%	14.86%	3/25/2022	3/24/2026	4,875	4,841	4,918	2.4%
						4,875	4,841	4,918	2.4%
FIRE: Real Estate
Florida East Coast Industries, LLC (#)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	879	874	879	0.4%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	6,901	6,901	6,794	3.3%
Witkoff/Monroe 700 JV LLC (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,194	1,194	1,175	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw) (*) (**) (#)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	2,147	1,378	1,356	0.7%
						11,121	10,347	10,204	5.0%
High Tech Industries
Arcstor Midco, LLC	SF	7.85%	13.21% PIK (***)	3/16/2021	3/16/2027	4,572	4,482	2,185	1.1%
Arcstor Midco, LLC	SF	8.10%	13.46% PIK (***)	7/14/2023	3/16/2027	155	150	155	0.1%
						4,727	4,632	2,340	1.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	5/2/2019	n/a (d)	637	637	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	11/4/2019	n/a (d)	122	122	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	5/2/2019	n/a (d)	200	200	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	n/a	n/a	n/a (##)	5/2/2019	n/a (d)	76	76	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (c)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	528	$528	$464	0.2%
						1,563	1,563	464	0.2%
Retail
Forman Mills, Inc.	n/a	3.90%	3.90% PIK (***)	4/27/2023	6/20/2028	1,308	1,308	955	0.5%
						1,308	1,308	955	0.5%
Services: Consumer
Education Corporation of America	P	11.00%	14.00% Cash/ 5.50% PIK (***)	9/3/2015	n/a (d)	833	831	2,174	1.1%
						833	831	2,174	1.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans						24,427	23,522	21,055	10.4%

Equity Securities (<) (###)
Automotive
Born To Run, LLC (269,438 Class A units)	—	—	— (##)	4/1/2021	—	—	269	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A units) (####)	—	—	— (##)	8/2/2021	—	—	111	57	0.0%
							380	57	0.0%
Banking
MV Receivables II, LLC (1,458 common units) (#) (####)	—	—	— (##)	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity) (#) (####)	—	—	— (##)	7/28/2021	7/28/2031	—	363	—	0.0%
							963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units) (####)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	307	0.2%
							501	307	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	—	—	— (##)	8/3/2021	—	—	81	56	0.0%
							81	56	0.0%
Construction & Building
MEI Buyer LLC (155 shares of common stock)	—	—	— (##)	6/30/2023	—	—	155	158	0.1%
							155	158	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2020	3/17/2028	—	67	257	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	10/19/2021	3/17/2028	—	—	180	0.1%
							67	437	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing) (#) (####)	—	—	— (##)	12/24/2020	—	—	—	40	0.0%
PKS Holdings, LLC (5,680 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	58	251	0.1%
PKS Holdings, LLC (5,714 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
PKS Holdings, LLC (132 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units) (#)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
							77	375	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units) (#) (####)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	3	2,152	1.1%
							3	2,152	1.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)	n/a	n/a	9.00% PIK	7/17/2023	—	—	21	19	0.0%
Bluesight, Inc. (11,087 Class B common units)	—	—	— (##)	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	—	—	— (##)	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	—	—	— (##)	6/30/2021	—	—	—	32	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	—	—	— (##)	1/31/2023	—	—	$491	$422	0.2%
NationsBenefits, LLC (116,460 Series B units) (####)	n/a	n/a	5.00% PIK	8/20/2021	—	—	781	706	0.3%
NationsBenefits, LLC (106,667 shares of common units) (####)	—	—	— (##)	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	—	—	— (##)	10/4/2022	—	—	327	326	0.2%
Seran BioScience, LLC (33,333 common units) (####)	—	—	— (##)	12/31/2020	—	—	334	755	0.4%
Vero Biotech Inc. (warrant to purchase up to 0.19% of the equity)	—	—	— (##)	12/29/2023	12/29/2033	—	—	—	0.0%
							2,314	2,469	1.2%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	—	—	— (##)	12/21/2022	12/21/2032	—	—	29	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	—	—	— (##)	9/1/2022	—	—	130	147	0.1%
Planful, Inc. (473,082 Class A units)	n/a	n/a	8.00% PIK	12/28/2018	—	—	473	942	0.5%
Planful, Inc. (35,791 Class B units)	—	—	— (##)	5/3/2023	—	—	—	23	0.0%
Recorded Future, Inc. (80,486 Class A units) (e)	—	—	— (##)	7/3/2019	—	—	81	261	0.1%
Sparq Holdings, Inc. (300,000 shares of common stock)	—	—	— (##)	6/15/2023	—	—	300	312	0.2%
							984	1,714	0.9%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units) (####)	—	—	— (##)	12/31/2020	—	—	111	110	0.1%
							111	110	0.1%

Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock) (#) (f)	—	—	— (##)	12/22/2016	—	—	114	257	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity) (#) (b)	—	—	— (##)	9/18/2015	9/18/2025	—	—	1,695	0.8%
Relevate Health Group, LLC (40 preferred units)	n/a	n/a	12.00% PIK	11/20/2020	—	—	40	19	0.0%
Relevate Health Group, LLC (40 Class B common units)	—	—	— (##)	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	—	—	— (##)	12/22/2021	—	—	81	34	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)	n/a	n/a	8.00% PIK	1/28/2020	—	—	49	225	0.1%
							284	2,230	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units) (c)	—	—	— (##)	7/31/2023	—	—	1,480	604	0.3%
							1,480	604	0.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units) (####)	—	—	— (##)	1/4/2019	—	—	297	362	0.2%
Chess.com, LLC (2 Class A units) (####)	—	—	— (##)	12/31/2021	—	—	87	75	0.0%
V10 Entertainment, Inc. (392,157 shares of common units) (g)	—	—	— (##)	1/12/2023	—	—	203	185	0.1%
							587	622	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units) (####)	—	—	— (##)	8/28/2020	—	—	712	420	0.2%
							712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	—	—	— (##)	11/1/2017	—	—	395	869	0.4%
							395	869	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	n/a	n/a	12.00% PIK (***)	9/3/2015	—	—	7,492	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Express Wash Acquisition Company, LLC (31,200 Class A common units) (####)	—	—	— (##)	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	32	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units) (####)	—	—	— (##)	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units) (####)	n/a	n/a	8.00% PIK	11/15/2023	—	—	127	26	0.0%
IDIG Parent, LLC (245,958 shares of common stock) (####) (h)	—	—	— (##)	1/4/2021	—	—	250	306	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	—	—	— (##)	2/28/2022	—	—	103	75	0.0%
Kar Wash Holdings, LLC - Series A Preferred Stock (8,619 shares)	—	—	— (##)	6/27/2023	—	—	11	11	0.0%
							8,014	450	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	—	—	— (##)	6/10/2022	6/10/2032	—	42	49	0.0%
							42	49	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	—	—	— (##)	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	—	—	— (##)	8/27/2021	—	—	61	28	0.0%
							214	28	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities							17,364	13,107	6.3%
Total Non-Controlled/Non-Affiliate Company Investments							377,620	371,723	182.7%

Non-Controlled Affiliate Company Investments (<<)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver) (*)	SF	5.61%	10.94%	9/9/2020	6/28/2024	477	—	—	0.0%
						477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.	SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	12,648	12,647	8,110	4.0%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	6,223	6,223	3,990	2.0%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	5/24/2017	12/31/2026	767	766	491	0.2%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	8/10/2018	12/31/2026	2,819	2,819	1,808	0.9%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	3/29/2019	12/31/2026	5,219	5,219	3,347	1.6%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.	SF	2.11%	7.47% PIK	12/30/2019	12/31/2026	120	120	77	0.0%
American Community Homes, Inc. (Revolver) (*)	SF	2.11%	7.47% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC (#) (i)	P	9.46%	17.96% PIK	10/20/2017	n/a (d)	13,242	13,242	17,233	8.5%
HFZ Capital Group LLC (#) (i)	P	9.46%	17.96% PIK	10/20/2017	n/a (d)	4,758	4,758	6,191	3.0%
MC Asset Management (Corporate), LLC (#) (i)	SF	15.00%	20.39% PIK	1/26/2021	1/26/2024	10,237	10,237	10,237	5.0%
MC Asset Management (Corporate), LLC (#) (i)	SF	15.00%	20.39% PIK	4/26/2021	1/26/2024	3,051	3,051	3,051	1.5%
Second Avenue SFR Holdings II LLC (Revolver) (*) (#)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.6%
						66,484	62,430	57,874	28.3%
High Tech Industries
Mnine Holdings, Inc.	SF	8.26%	13.61% PIK	11/2/2018	12/30/2024	6,266	6,266	6,187	3.0%
Mnine Holdings, Inc.	SF	8.26%	13.61% PIK	7/27/2023	12/30/2024	55	55	55	0.0%
Mnine Holdings, Inc. (Revolver) (*)	SF	7.26%	12.61%	8/9/2022	12/30/2024	747	666	658	0.3%
						7,068	6,987	6,900	3.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (^)	Index (^^)	Spread (^^)	Interest Rate	Acquisition Date (^^^)	Maturity	Principal	Amortized Cost	Fair Value (^^^^)	% of Net Assets (^^^^^)
Services: Consumer
NECB Collections, LLC (Revolver) (*)	L	11.00%	16.94% (***)	6/25/2019	n/a (d)	1,356	$1,312	$424	0.2%
						1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans						75,385	70,729	65,198	31.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC (#)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,539	2.7%
						5,850	5,850	5,539	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans						5,850	5,850	5,539	2.7%

Equity Securities (<<) (###)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock) (####)	—	—	— (##)	9/9/2020	—	—	1,631	3,229	1.6%
							1,631	3,229	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	—	—	— (##)	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests) (#) (####) (i)	—	—	— (##)	6/11/2019	—	—	793	1,045	0.5%
SFR Holdco, LLC (24.4% of interests) (#)	—	—	— (##)	8/6/2021	—	—	3,900	4,372	2.1%
							4,693	5,417	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units) (####)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,932	0.9%
Familia Dental Group Holdings, LLC (1,230 Class A units) (####)	—	—	— (##)	4/8/2016	—	—	4,213	2,226	1.1%
							6,245	4,158	2.0%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	—	—	— (##)	6/30/2020	—	—	—	—	0.0%
							—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units) (####)	—	—	— (##)	6/21/2019	—	—	1,458	—	0.0%
							1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities							$14,027	$12,804	6.2%
Total Non-Controlled Affiliate Company Investments							$90,606	$83,541	40.7%

Controlled Affiliate Company Investments (<<<)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests) (#)	—	—	—	10/31/2017	—	—	$42,650	$33,122	16.3%
Total Controlled Affiliate Equity Securities							$42,650	$33,122	16.3%
Total Controlled Affiliate Company Investments							$42,650	$33,122	16.3%

TOTAL INVESTMENTS							$510,876	$488,386	239.7%

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
(˄˄)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF") or Prime Rate ("Prime" or "P"), which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR or Prime, as applicable, and the current contractual interest rate at December 31, 2023. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
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
(b)    This is an international company.
(c)    During the year ended December 31, 2023, the senior secured lender group of Vice Group Inc. ("Vice OldCo") established Vice Acquisition Holdco, LLC ("Vice NewCo") in order to acquire a substantial portion of the assets of Vice OldCo as a part of a bankruptcy restructuring. Vice NewCo credit bid a portion of the senior secured debt in Vice OldCo to acquire certain assets of Vice OldCo which constitute the ongoing operations of the portfolio company. The Company's outstanding senior secured debt investment in Vice OldCo was reduced and rolled into new secured debt investments and the remaining amount of the credit bid established the cost basis of its new equity investment. While the Company still has loans outstanding at Vice OldCo, the Company has valued these positions at zero as end of the period.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 1. Organization and Principal Business
Monroe Capital Corporation (together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through investment in senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity co-investments in preferred and common stock and warrants. The Company is managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company currently qualifies and intends to qualify annually to be treated as a RIC for U.S. federal income tax purposes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). Certain prior period amounts have been reclassified to conform to current period presentation.
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
Consolidation
As permitted under ASC Topic 946, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiaries, including the Company’s wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) in its consolidated financial statements. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated. The Company does not consolidate its non-controlling interest in MRCC Senior Loan Fund I, LLC (“SLF”). See further description of the Company’s investment in SLF in Note 3.

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
Revenue Recognition
The Company’s revenue recognition policies are as follows:
Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service is completed.
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three months ended March 31, 2024 and 2023, the Company did not receive return of capital distributions from its equity investments.
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid incurring corporate U.S. federal income tax, substantially all income accrued from PIK provisions must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.
Loan origination fees, original issue discount and market discount or premiums are capitalized, and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment. Unamortized discounts and loan origination fees totaled $3,767 and $3,806 as of March 31, 2024 and December 31, 2023, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2024 and 2023 totaled $412 and $426, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended March 31,
	2024	2023
Interest income	$11,662	$12,524
PIK interest income	2,115	2,272
Dividend income (1)	1,012	1,095
Fee income	37	310
Prepayment gain (loss)	105	243
Accretion of discounts and amortization of premiums	251	360
Total investment income	$15,182	$16,804
________________________________________________________
(1)During the three months ended March 31, 2024 and 2023, dividend income includes PIK dividends of $113 and $128, respectively.
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
Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of March 31, 2024 and December 31, 2023, there were seven and five borrowers, respectively, with a loan or preferred equity securities on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $10,768 and $7,456 at March 31, 2024 and December 31, 2023, respectively.
Distributions
Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board at least quarterly and is generally based upon the Company’s earnings as estimated by management. Net realized capital gains, if any, are generally distributed at least annually.
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
In October 2012, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested in additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 for additional information on the Company’s distributions.

Segments
In accordance with ASC Topic 280 – Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.
Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Company deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company's deposits are held in high-quality financial institutions.
Unamortized Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $2,908 and $3,235 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of deferred financing costs for the three months ended March 31, 2024 and 2023 was $327 and $321, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of both March 31, 2024 and December 31, 2023, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of both March 31, 2024 and December 31, 2023, the Company held no investments denominated in a foreign currency.
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
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents an obligation of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for the preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2024 and 2023, the Company recorded a net expense (benefit) on the consolidated statements of operations of $11 and $155 for U.S. federal excise tax, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded an accrual for U.S. federal excise taxes of $91 and $247, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 and 2023, the Company recorded a net tax expense of $7 and $78, respectively, on the consolidated statements of operations for these subsidiaries. As of both March 31, 2024 and December 31, 2023, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through March 31, 2024. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2024 and 2023.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$409,506	77.9%	$393,723	77.1%
Unitranche secured loans	6,057	1.1	13,740	2.7
Junior secured loans	29,832	5.7	29,372	5.8
LLC equity interest in SLF	42,650	8.1	42,650	8.3
Equity securities	37,613	7.2	31,391	6.1
Total	$525,658	100.0%	$510,876	100.0%

	March 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$404,051	80.7%	$388,882	79.6%
Unitranche secured loans	6,091	1.2	13,877	2.8
Junior secured loans	27,427	5.5	26,594	5.5
LLC equity interest in SLF	32,990	6.6	33,122	6.8
Equity securities	30,330	6.0	25,911	5.3
Total	$500,889	100.0%	$488,386	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2024		December 31, 2023
Amortized Cost:
Midwest	$165,246	31.4%	$158,383	31.0%
Northeast	112,794	21.4	108,707	21.3
Southeast	143,960	27.4	134,899	26.4
Southwest	17,690	3.4	25,163	4.9
West (1)	85,968	16.4	83,724	16.4
Total	$525,658	100.0%	$510,876	100.0%
___________________________________________________
(1)Includes one international portfolio investment with no cost as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024		December 31, 2023
Fair Value:
Midwest	$140,869	28.1%	$135,352	27.7%
Northeast	113,827	22.7	110,180	22.6
Southeast	140,731	28.1	130,595	26.8
Southwest	18,092	3.6	25,610	5.2
West (1)	87,370	17.5	86,649	17.7
Total	$500,889	100.0%	$488,386	100.0%
_______________________________________________________
(1)Includes one international portfolio investment with $1,763 and $1,695 of fair value as of March 31, 2024 and December 31, 2023, respectively.
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2024		December 31, 2023
Amortized Cost
Aerospace & Defense	$—	—%	$7,784	1.5%
Automotive	20,095	3.8	19,781	3.9
Banking	16,326	3.1	16,290	3.2
Beverage, Food & Tobacco	4,476	0.9	4,481	0.9
Capital Equipment	4,855	0.9	4,880	1.0
Chemicals, Plastics & Rubber	2,950	0.6	2,934	0.6
Construction & Building	9,794	1.8	8,689	1.7
Consumer Goods: Durable	8,149	1.5	8,295	1.6
Consumer Goods: Non-Durable	3,547	0.7	3,415	0.7
Environmental Industries	5,412	1.0	5,421	1.1
FIRE: Finance	15,122	2.9	14,771	2.9
FIRE: Real Estate	90,609	17.2	87,226	17.1
Healthcare & Pharmaceuticals	79,423	15.1	70,992	13.9
High Tech Industries	41,329	7.9	42,123	8.2
Hotels, Gaming & Leisure	111	0.0	111	0.0
Investment Funds & Vehicles	42,650	8.1	42,650	8.3
Media: Advertising, Printing & Publishing	18,213	3.5	18,267	3.6
Media: Broadcasting & Subscription	4,486	0.9	4,214	0.8
Media: Diversified & Production	42,385	8.1	41,734	8.2
Retail	2,465	0.5	2,443	0.5
Services: Business	58,848	11.2	55,852	10.9
Services: Consumer	25,713	4.9	25,283	4.9
Telecommunications	7,543	1.4	7,262	1.4
Transportation: Cargo	4,893	0.9	—	—
Wholesale	16,264	3.1	15,978	3.1
Total	$525,658	100.0%	$510,876	100.0%

	March 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	17,924	3.6	18,495	3.8
Banking	15,163	3.0	15,385	3.2
Beverage, Food & Tobacco	6,187	1.2	6,098	1.2
Capital Equipment	4,924	1.0	4,893	1.0
Chemicals, Plastics & Rubber	3,525	0.7	3,987	0.8
Construction & Building	9,937	2.0	8,813	1.8
Consumer Goods: Durable	8,087	1.6	8,242	1.7
Consumer Goods: Non-Durable	2,198	0.5	2,387	0.5
Environmental Industries	5,871	1.2	5,896	1.2
FIRE: Finance	15,718	3.1	15,388	3.3
FIRE: Real Estate	88,564	17.7	85,153	17.4
Healthcare & Pharmaceuticals	78,105	15.6	69,354	14.2
High Tech Industries	39,305	7.8	40,723	8.3
Hotels, Gaming & Leisure	140	0.0	110	0.0
Investment Funds & Vehicles	32,990	6.6	33,122	6.8
Media: Advertising, Printing & Publishing	20,670	4.1	20,238	4.1
Media: Broadcasting & Subscription	1,973	0.4	2,217	0.5
Media: Diversified & Production	42,621	8.5	41,897	8.6
Retail	1,886	0.4	1,995	0.4
Services: Business	59,705	11.9	56,655	11.6
Services: Consumer	17,244	3.5	16,772	3.4
Telecommunications	7,746	1.5	7,508	1.5
Transportation: Cargo	4,913	1.0	—	—
Wholesale	15,493	3.1	15,182	3.1
Total	$500,889	100.0%	$488,386	100.0%
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
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of March 31, 2024 and December 31, 2023, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of March 31, 2024 and December 31, 2023, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.
As of March 31, 2024 and December 31, 2023, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of March 31, 2024 and December 31, 2023, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of March 31, 2024 and December 31, 2023, SLF had a fair value of $33.0 million and $33.1 million.

For both the three months ended March 31, 2024 and 2023, the Company received $900 of dividend income from its LLC equity interest in SLF.
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
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2024 and 2023, SLF incurred $44 and $63 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of March 31, 2024 and December 31, 2023, SLF had total assets at fair value of $124,865 and $148,449, respectively. As of March 31, 2024 and December 31, 2023, SLF had four portfolio company investments on non-accrual status with a fair value of $5,034 and $4,260, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of March 31, 2024 and December 31, 2023, SLF had $1,796 and $3,332, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Secured loans (1)	124,816	150,674
Weighted average current interest rate on secured loans (2)	10.2%	10.2%
Number of portfolio company investments in SLF	41	49
Largest portfolio company investment (1)	6,580	6,580
Total of five largest portfolio company investments (1)	26,366	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2024

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.	SF	5.65%	10.96%	2/26/2027	2,406	$2,388
Trident Maritime Systems, Inc.	SF	5.65%	10.96%	2/26/2027	746	741
Trident Maritime Systems, Inc.	SF	5.65%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.93%	2/26/2027	319	317
					3,659	3,632
Automotive
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.24%	12/1/2027	1,354	1,337
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.22%	12/1/2027	387	382
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	4.90%	10.24%	12/1/2027	132	21
					1,873	1,740
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	5.50%	10.93%	7/3/2025	3,534	3,534
					3,534	3,534
Capital Equipment
MacQueen Equipment, LLC	SF	5.51%	10.81%	1/7/2028	2,070	2,069
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.81%	1/7/2028	590	334
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.81%	1/7/2028	296	—
					2,956	2,403
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.44%	8/2/2024	1,129	964
TJC Spartech Acquisition Corp.	SF	4.75%	10.07%	5/5/2028	4,200	3,507
					5,329	4,471
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	SF	6.65%	11.98% (e)	9/30/2027	796	585
Runner Buyer INC.	SF	5.61%	10.96%	10/23/2028	2,940	2,245
					3,736	2,830
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.72%	9/26/2025	2,361	2,338
					2,361	2,338
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.44%	3/17/2025	2,850	2,836
PVHC Holding Corp	SF	5.65%	10.96% Cash/ 0.75% PIK	2/17/2027	1,894	1,894
					4,744	4,730
Energy: Oil & Gas
Offen, Inc.	SF	5.11%	10.44%	6/22/2026	2,249	2,248
Offen, Inc.	SF	5.11%	10.44%	6/22/2026	856	856
					3,105	3,104
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.45%	12/13/2024	2,842	2,842
Harbour Benefit Holdings, Inc.	SF	5.10%	10.43%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.18%	3/27/2026	4,794	4,805
TEAM Public Choices, LLC	SF	5.00%	10.58%	12/17/2027	2,917	2,921
					10,614	10,629
FIRE: Real Estate
Avison Young (USA) Inc. (f)	SF	6.50%	11.84% (e)	3/12/2028	606	599
					606	599
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	9.33% (e)	11/23/2027	1,950	590
HAH Group Holding Company LLC	SF	5.00%	10.44%	10/29/2027	2,943	2,936
LSCS Holdings, Inc.	SF	4.61%	9.94%	12/15/2028	1,805	1,781

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Natus Medical Incorporated	SF	5.65%	10.96%	7/20/2029	4,937	4,666
					11,635	9,973
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.44%	7/2/2026	3,350	3,303
Lightbox Intermediate, L.P.	SF	5.26%	10.56%	5/11/2026	4,763	4,620
TGG TS Acquisition Company	SF	6.61%	11.94%	12/12/2025	2,885	2,880
					10,998	10,803
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.70%	4/27/2029	4,309	4,309
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.70%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.57%	6/5/2026	2,244	2,244
					7,178	6,553
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.07%	12/20/2024	6,580	3,971
STATS Intermediate Holdings, LLC	SF	5.51%	10.83%	7/10/2026	4,788	4,746
TA TT Buyer, LLC	SF	5.00%	10.30%	3/30/2029	3,283	3,301
					14,651	12,018
Services: Business
Eliassen Group, LLC	SF	5.50%	10.81%	4/14/2028	3,209	3,177
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.82%	4/14/2028	738	229
Engage2Excel, Inc.	SF	6.60%	11.78%	7/1/2024	3,907	3,912
Engage2Excel, Inc.	SF	6.60%	11.78%	7/1/2024	705	706
Engage2Excel, Inc.	SF	6.60%	11.78%	7/1/2024	550	550
Output Services Group, Inc.	SF	6.68%	12.07% (e)	11/30/2028	1,042	1,040
Secretariat Advisors LLC	SF	5.01%	10.32%	12/29/2028	1,672	1,663
Secretariat Advisors LLC	SF	5.01%	10.32%	12/29/2028	267	265
SIRVA Worldwide Inc.	SF	5.76%	11.10%	8/4/2025	1,738	1,267
					13,828	12,809
Services: Consumer
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.33%	10/14/2027	2,172	2,167
McKissock Investment Holdings, LLC	SF	5.00%	10.46%	3/9/2029	2,450	2,461
					4,622	4,628
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.43%	7/21/2025	1,737	1,720
Mavenir Systems, Inc.	SF	5.01%	10.34%	8/18/2028	1,633	1,169
Sandvine Corporation	SF	4.93%	10.15%	10/31/2025	1,973	1,473
					5,343	4,362
Transportation: Cargo
Keystone Purchaser, LLC	SF	6.18%	11.51%	5/7/2027	4,892	4,874
					4,892	4,874
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.93%	6/30/2025	4,710	3,452
					4,710	3,452
Total Non-Controlled/Non-Affiliate Senior Secured Loans					120,374	109,482

Junior Secured Loans
Healthcare & Pharmaceuticals
Radiology Partners, Inc.	SF	3.76%	9.09% Cash/ 1.50% PIK	1/31/2029	4,236	4,102
					4,236	4,102
FIRE: Real Estate
Avison Young (USA) Inc.	SF	8.26%	13.58% (e)	3/12/2029	1,492	1,193
Avison Young (USA) Inc.	SF	8.26%	13.58% (e)	3/12/2029	510	305
					2,002	1,498
Total Non-Controlled/Non-Affiliate Junior Secured Loans					6,238	5,600

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Equity Securities (g) (h)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	— (i)	—	26	83
					26	83
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	— (i)	—	—	—
					—	—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	n/a	n/a	12.50% PIK (e)	n/a	1,605	722
Avison Young (USA) Inc. (1,199 Class F common shares)	—	—	— (i)	—	1	—
					1,606	722
Services: Business
Output Services Group, Inc. (51,370 Class A units)	—	—	— (i)	—	51	552
					51	552

Total Non-Controlled/Non-Affiliate Equities					1,683	1,357

TOTAL INVESTMENTS						$116,439
________________________________________________________
(a)All investments are U.S. companies unless otherwise noted.
(b)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at March 31, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)This is an international company.
(d)All or a portion of this commitment was unfunded as of March 31, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)This position was on non-accrual status as of March 31, 2024, meaning that we have ceased accruing interest income on the position.
(f)Investment position or portion thereof unsettled at March 31, 2024.
(g)Represents less than 5% ownership of the portfolio company’s voting securities.
(h)Ownership of certain equity investments may occur through a holding company partnership.
(i)Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	2,414	$2,385
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	746	737
Trident Maritime Systems, Inc.	SF	5.60%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.96%	2/26/2027	319	315
					3,667	3,623
Automotive
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.29%	12/1/2027	1,358	1,342
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.30%	12/1/2027	388	383
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	4.90%	10.29%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	1,674	1,670
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	248	248
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	42	42
					3,842	3,685
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	10.21%	7/3/2025	3,544	3,539
					3,544	3,539
Capital Equipment
DS Parent, Inc.	SF	5.75%	11.21%	12/8/2028	2,700	2,706
MacQueen Equipment, LLC	SF	5.51%	10.86%	1/7/2028	2,075	2,075
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.86%	1/7/2028	591	78
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.86%	1/7/2028	296	—
					5,662	4,859
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.47%	8/2/2024	1,131	1,020
TJC Spartech Acquisition Corp.	SF	4.75%	10.16%	5/5/2028	4,210	4,063
					5,341	5,083
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	SF	6.65%	12.04% (e)	9/30/2027	798	798
Runner Buyer INC.	SF	5.61%	11.00%	10/23/2028	2,948	2,333
					3,746	3,131
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.35%	9/26/2025	2,368	2,253
					2,368	2,253
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.47%	3/17/2025	2,858	2,855
PVHC Holding Corp	SF	5.65%	11.00% Cash/ 0.75% PIK	2/17/2027	1,895	1,895
					4,753	4,750
Energy: Oil & Gas
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	2,249	2,249
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	858	858
					3,107	3,107
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.50%	12/13/2024	2,854	2,852
Harbour Benefit Holdings, Inc.	SF	5.10%	10.46%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.21%	3/27/2026	4,806	4,814
TEAM Public Choices, LLC	SF	5.43%	10.88%	12/17/2027	2,925	2,908
					10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	6.50%	11.97% (e)	1/30/2026	4,775	1,564
					4,775	1,564
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF	4.10%	9.42% (e)	11/23/2027	1,950	857
HAH Group Holding Company LLC	SF	5.00%	10.46%	10/29/2027	2,950	2,942
LSCS Holdings, Inc.	SF	4.61%	9.97%	12/15/2028	1,809	1,786

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Natus Medical Incorporated	SF	5.50%	10.85%	7/20/2029	4,950	$4,604
Paragon Healthcare, Inc.	SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.	SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.	SF	4.68%	10.18%	7/9/2025	4,737	3,844
					19,354	16,475
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.	SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company	SF	6.61%	11.97%	12/12/2025	2,885	2,791
					11,060	10,746
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.75%	4/27/2029	4,320	4,308
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC	SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver) (d)	SF	4.50%	10.00%	3/28/2025	769	—
					12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC	SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC	SF	5.00%	10.35%	3/30/2029	3,292	3,275
					14,672	12,873
Services: Business
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC	SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc.	SF	6.68%	12.07% (e)	11/30/2028	1,042	1,041
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.	SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC	SF	5.35%	10.71%	7/11/2025	4,787	4,791
					21,002	20,195
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	2,124	2,124
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.41%	10/14/2027	2,178	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.54%	3/9/2029	2,456	2,459
					7,579	7,557
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.	SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation	SF	4.50%	9.97%	10/31/2025	1,973	1,598
					5,353	4,444
Transportation: Cargo
Keystone Purchaser, LLC	SF	6.18%	11.53%	5/7/2027	4,905	4,868
					4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC	SF	5.35%	10.71%	10/1/2025	243	239
					1,903	1,841
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.96%	6/30/2025	4,723	3,570

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
					4,723	$3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans					154,006	139,373

Equity Securities (f) (g)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	— (h)	—	26	103
					26	103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	— (h)	—	—	—
					—	—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	—	—	— (h)	—	51	438
					51	438

Total Non-Controlled/Non-Affiliate Equities					77	541

TOTAL INVESTMENTS						$139,914
________________________________________________________
(a)All investments are U.S. companies unless otherwise noted.
(b)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain PIK provision.
(c)This is an international company.
(d)All or a portion of this commitment was unfunded as of December 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)This position was on non-accrual status as of December 31, 2023, meaning that we have ceased accruing interest income on the position.
(f)Represents less than 5% ownership of the portfolio company’s voting securities.
(g)Ownership of certain equity investments may occur through a holding company partnership.
(h)Represents a non-income producing security.

Below is certain summarized financial information for SLF as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023:

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value	$116,439	$139,914
Cash and cash equivalents	2,335	1,884
Restricted cash and cash equivalents	4,842	5,265
Interest receivable	1,248	1,380
Other assets	—	6
Total assets	$124,864	$148,449
Liabilities
Revolving credit facility	$58,014	$82,014
Less: Unamortized deferred financing costs	(518)	(717)
Total debt, less unamortized deferred financing costs	57,496	81,297
Interest payable	446	590
Payable for open trades	592	—
Accounts payable and accrued expenses	349	320
Total liabilities	58,883	82,207
Members’ capital	65,981	66,242
Total liabilities and members’ capital	$124,864	$148,449

	Three months ended March 31,
	2024	2023
	(unaudited)
Investment income:
Interest income	$4,038	$5,143
Total investment income	4,038	5,143
Expenses:
Interest and other debt financing expenses	1,690	2,352
Professional fees and other expenses	227	206
Total expenses	1,917	2,558
Net investment income	2,121	2,585
Net gain (loss):
Net realized gain (loss)	36	(540)
Net change in unrealized gain (loss)	(618)	264
Net gain (loss)	(582)	(276)
Net increase (decrease) in members’ capital	$1,539	$2,309

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
The accompanying consolidated schedules of investments held by the Company consist primarily of private debt instruments (“Level 3 debt”). The Valuation Designee generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Valuation Designee generally considers the Company’s Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.
In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

As of March 31, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of both March 31, 2024 and December 31, 2023 there were no foreign currency forward contracts outstanding.
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
March 31, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$404,051	$404,051
Unitranche secured loans	—	—	6,091	6,091
Junior secured loans	—	—	27,427	27,427
Equity securities	1,020	—	29,310	30,330
Investments measured at NAV (1) (2)	—	—	—	32,990
Total investments	$1,020	$—	$466,879	$500,889

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$388,882	$388,882
Unitranche secured loans	—	—	13,877	13,877
Junior secured loans	—	—	26,594	26,594
Equity securities	257	—	25,654	25,911
Investments measured at NAV (1) (2)	—	—	—	33,122
Total investments	$257	$—	$455,007	$488,386
________________________________________________________
(1)Certain investments that are measured at fair value using the NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the consolidated statements of assets and liabilities.
(2)Represents the Company’s investment in LLC equity interests in SLF. The fair value of this investment has been determined using the NAV of the Company’s ownership interest in SLF’s members’ capital.
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.44% to 20.50% at March 31, 2024 and 7.47% to 20.50% at December 31, 2023. The maturity dates on the loans outstanding at March 31, 2024 range between June 2024 to March 2030.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Level 3 Investments
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
Net realized gain (loss) on investments	—	—	—	4	4
Net change in unrealized gain (loss) on investments	(1,657)	(101)	1,413	(2,073)	(2,418)
Purchases of investments and other adjustments to cost (1)	23,576	100	1,087	1,945	26,708
Proceeds from principal payments and sales of investments (2)	(4,038)	(7,785)	(260)	(4)	(12,087)
Reclassifications (3)	(2,712)	—	(1,407)	4,119	—
Transfers in (out) of Level 3 (4)	—	—	—	(335)	(335)
Balance as of March 31, 2024	$404,051	$6,091	$27,427	$29,310	$466,879

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Level 3 Investments
Balance as of December 31, 2022	$434,023	$20,633	$22,193	$28,388	$505,237
Net realized gain (loss) on investments	—	—	—	706	706
Net change in unrealized gain (loss) on investments	(4,269)	3	143	(324)	(4,447)
Purchases of investments and other adjustments to cost (1)	23,577	45	569	755	24,946
Proceeds from principal payments and sales of investments (2)	(21,451)	(7,320)	(927)	(706)	(30,404)
Balance as of March 31, 2023	$431,880	$13,361	$21,978	$28,819	$496,038
________________________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
(4)Represents non-cash transfers between fair value categories.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three months ended March 31, 2024 and 2023, attributable to Level 3 investments still held at March 31, 2024 and 2023, was ($2,451) and ($3,645), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the three months ended March 31, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2023.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company and as such, the disclosures provided below exclude those investments valued in that manner. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2024 were as follows:

	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean	Range
						Minimum	Maximum
Assets:
Senior secured loans	$254,006		Discounted cash flow	EBITDA multiples	10.4x	4.8x	22.4x
				Market yields	13.1%	8.9%	24.5%
Senior secured loans	112,692		Discounted cash flow	Revenue multiples	5.6x	1.0x	12.0x
				Market yields	11.7%	9.2%	17.3%
Senior secured loans	17,784		Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	8,813		Enterprise value	Revenue multiples	1.9x	0.5x	2.4x
Senior secured loans	8,138		Liquidation	Probability weighting of alternative outcomes	89.1%	32.4%	92.3%
Senior secured loans	1,991		Enterprise value	EBITDA multiples	9.5x	9.5x	9.5x
Unitranche secured loans	3,841		Discounted cash flow	Revenue multiples	9.0x	6.0x	12.8x
				Market yields	13.1%	12.1%	13.8%
Unitranche secured loans	2,250		Discounted cash flow	Market yields	11.9%	11.9%	11.9%
Junior secured loans	21,514		Discounted cash flow	Market yields	13.1%	12.7%	15.4%
Junior secured loans	2,391		Discounted cash flow	Revenue multiples	0.7x	0.2x	1.0x
				Market yields	17.6%	16.0%	22.5%
Junior secured loans	2,246		Liquidation	Probability weighting of alternative outcomes	269.8%	0.0%	269.8%
Junior secured loans	331		Enterprise value	Revenue multiples	1.7x	1.7x	1.7x
Equity securities	20,905		Enterprise value	EBITDA multiples	8.7x	5.4x	20.0x
Equity securities	4,895		Enterprise value	Revenue multiples	3.2x	1.7x	12.0x
Equity securities	2,248		Option pricing model	Volatility	57.9%	25.0%	72.5%
Equity securities	842		Discounted cash flow	Market yields	16.3%	16.3%	16.3%
Total Level 3 Assets	$464,887	(1)
________________________________________________________
(1)Excludes investments of $1,992 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
________________________________________________________
(1)Excludes investments of $1,040 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Valuation Designee selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Valuation Designee selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2024 and December 31, 2023, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s 2026 Notes was $120,792 and $121,145, respectively.

Note 5. Transactions with Affiliated Companies
An affiliated company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$243	$—	$—	$(268)	$8,085
American Community Homes, Inc.	3,990	—	—	—	120	—	—	(132)	3,978
American Community Homes, Inc.	491	—	—	—	15	—	—	(16)	490
American Community Homes, Inc.	1,808	—	—	—	54	—	—	(60)	1,802
American Community Homes, Inc.	3,347	—	—	—	100	—	—	(111)	3,336
American Community Homes, Inc.	16	—	—	—	—	—	—	—	16
American Community Homes, Inc.	77	—	—	—	2	—	—	(2)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	534	—	—	(589)	17,784

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(280)	1,652
	1,932	—	—	—	—	—	—	(280)	1,652

Familia Dental Group Holdings, LLC (1,304 Class A units)	2,226	—	254	—	—	—	—	(117)	2,363
	2,226	—	254	—	—	—	—	(117)	2,363

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	267	17,500
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	97	6,288
MC Asset Management (Corporate), LLC	10,237	—	—	—	534	—	—	—	10,771
MC Asset Management (Corporate), LLC	3,051	—	—	—	159	—	—	—	3,210
MC Asset Management (Corporate), LLC (15.9% of interests)	1,045	—	—	—	—	—	—	(203)	842
	37,757	—	—	—	693	—	—	161	38,611

Mnine Holdings, Inc.	55	—	—	—	—	—	—	(1)	54
Mnine Holdings, Inc.	6,187	—	—	—	80	—	—	(148)	6,119
Mnine Holdings, Inc. (Revolver)	658	—	37	(703)	—	—	—	8	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	37	(703)	80	—	—	(141)	6,173

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	—	424
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	—	424

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

SFR Holdco, LLC (Junior secured loan)	5,539	—	—	—	—	—	—	(6)	5,533
SFR Holdco, LLC (24.4% of interests)	4,372	—	—	—	—	—	—	74	4,446
	9,911	—	—	—	—	—	—	68	9,979

TJ Management HoldCo, LLC (Revolver)	—	—	—	—	—	—	—	—	—
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	95	3,324
	3,229	—	—	—	—	—	—	95	3,324
Total non-controlled affiliate company investments	$83,541	$—	$291	$(703)	$1,307	$—	$—	$(803)	$83,633
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(132)	$32,990
	33,122	—	—	—	—	—	—	(132)	32,990
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(132)	$32,990

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net unrealized gain (loss)	Fair value at March 31, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$366	$—	$—	$(679)	$8,640
American Community Homes, Inc.	4,258	—	—	—	237	—	—	(339)	4,156
American Community Homes, Inc.	543	—	—	—	22	—	—	(41)	524
American Community Homes, Inc.	1,996	—	—	—	81	—	—	(151)	1,926
American Community Homes, Inc.	3,694	—	—	—	152	—	—	(280)	3,566
American Community Homes, Inc.	17	—	—	—	1	—	—	(1)	17
American Community Homes, Inc.	85	—	—	—	4	—	—	(7)	82
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	863	—	—	(1,498)	18,911

Ascent Midco, LLC	6,217	—	—	(44)	—	10	—	(52)	6,131
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(74)	1,895
	8,186	—	—	(44)	—	10	—	(126)	8,026

C Parent Holdings, LLC.	146	—	—	—	—	—	—	—	146
C Parent Holdings, LLC. (58,779 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	—	146

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,625	—	60	—	—	—	—	(256)	2,429
	2,625	—	60	—	—	—	—	(256)	2,429

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	264	16,423
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	96	5,901
MC Asset Management (Corporate), LLC	8,421	—	—	—	403	—	—	—	8,824
MC Asset Management (Corporate), LLC (Delayed Draw)	1,000	—	1,586	—	48	—	—	—	2,634
MC Asset Management (Corporate), LLC (15.9% of interest)	1,291	—	—	—	—	—	—	387	1,678
	32,676	—	1,586	—	451	—	—	747	35,460

Mnine Holdings, Inc.	5,492	—	—	—	69	7	—	(7)	5,561
Mnine Holdings, Inc. (Revolver)	214	—	293	—	4	—	—	—	511
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	293	—	73	7	—	(7)	6,072

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	—	382
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	—	382

Second Avenue SFR Holdings II LLC (Revolver) (2)	4,755	—	—	—	—	—	—	(12)	4,743
	4,755	—	—	—	—	—	—	(12)	4,743

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of interests)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	80	—	—	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	127	2,893
	2,846	—	—	—	—	—	—	127	2,973
Total non-controlled affiliate company investments	$86,618	$—	$1,939	$(44)	$1,387	$17	$—	$(1,025)	$88,892
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$254	$35,763
	35,509	—	—	—	—	—	—	254	35,763
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$254	$35,763

________________________________________________________
(1)On December 29, 2022, the Company exercised the American Community Homes, Inc. (“ACH”) warrants held by the Company. The Company acquired 4,940 shares of ACH’s common stock, or 22.3% of the equity, in exchange for a nominal exercise price in accordance with the terms of the warrant.
(2)Second Avenue SFR Holdings II LLC is a related entity to SFR Holdco, LLC and is being presented as a non-controlled affiliate for that reason.
(3)During the year ended December 31, 2022, C Parent Holdings, LLC (fka Curion Holdings, LLC) (“Curion”) sold the underlying operating company and repaid the Company’s debt investment. The remaining fair value at December 31, 2022, represented the remaining expected escrow proceeds associated with the sale. During 2023, all expected proceeds associated with the sale were received. The Company no longer holds an equity investment in Curion.

	For the three months ended March 31,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Fee Income	Interest Income	Dividend Income	Fee Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$240	$—	$—	$359	$—	$—
American Community Homes, Inc.	118	—	—	233	—	—
American Community Homes, Inc.	15	—	—	22	—	—
American Community Homes, Inc.	54	—	—	80	—	—
American Community Homes, Inc.	99	—	—	148	—	—
American Community Homes, Inc.	1	—	—	1	—	—
American Community Homes, Inc.	2	—	—	3	—	—
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	529	—	—	846	—	—

Ascent Midco, LLC	—	—	—	169	—	—
Ascent Midco, LLC (Revolver)	—	—	—	1	—	—
Ascent Midco, LLC (Class A units)	—	53	—	—	49	—
	—	53	—	170	49	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	588	—	—	564	—	—
HFZ Capital Group, LLC	212	—	—	203	—	—
MC Asset Management (Corporate), LLC	553	—	—	435	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	165	—	—	126	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	1,518	—	—	1,328	—	—

Mnine Holdings, Inc.	—	—	—	190	—	—
Mnine Holdings, Inc.	2	—	—	11	—	—
Mnine Holdings, Inc. (Revolver)	8	—	—	—	—	—
Mnine Holdings, Inc. (Class B units)	216	—	—	—	—	—
	226	—	—	201	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	104	—	—	138	—	—
	104	—	—	138	—	—

SFR Holdco, LLC (Junior secured loan)	117	—	—	117	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	117	—	—	117	—	—

TJ Management HoldCo, LLC (Revolver)	1	—	—	4	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	1	—	—	4	—	—

Total non-controlled affiliate company investments	$2,495	$53	$—	$2,804	$49	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$900	$—	$—	$900	$—
	—	900	—	—	900	—
Total controlled affiliate company investments	$—	$900	$—	$—	$900	$—

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
The base management fee is calculated initially at an annual rate equal to 1.75% of average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage); provided, however, the base management fee is calculated at an annual rate equal to 1.00% of the Company’s average invested assets (calculated as total assets excluding cash, which includes assets financed using leverage) that exceeds the product of (i) 200% and (ii) the Company’s average net assets. For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act. This has the effect of reducing the Company’s base management fee rate on assets in excess of regulatory leverage of 1:1 debt to equity to 1.00% per annum. The base management fee is payable quarterly in arrears.
Base management fees for the three months ended March 31, 2024 and 2023 were $2,048 and $2,200, respectively.
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
The composition of the Company’s incentive fees was as follows:

	Three months ended March 31,
	2024	2023
Part one incentive fees (1)	$1,368	$1,657
Part two incentive fees (2)	—	—
Total incentive fees	$1,368	$1,657
________________________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains and losses. The Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20% of the sum of net realized gain (loss) plus net unrealized gain (loss).

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three months ended March 31, 2024 and 2023, the Company incurred $695 and $538, respectively, in administrative expenses (included within Professional fees, Administrative service fees and General and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $209 and $255, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2024 and December 31, 2023, $240 and $255, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of March 31, 2024 and December 31, 2023, the Company had accounts payable to members of the Board of $76 and zero, respectively, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 163% and 167%, respectively.
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

As of March 31, 2024 and December 31, 2023, the Company had U.S. dollar borrowings of $191,700 and $174,100, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month, or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.1%.
2026 Notes: As of both March 31, 2024 and December 31, 2023, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows:

	Three months ended March 31,
	2024	2023
Interest expense - revolving credit facility	$3,625	$3,638
Interest expense - 2026 Notes	1,555	1,555
Amortization of deferred financing costs	327	321
Total interest and other debt financing expenses	$5,507	$5,514
Average debt outstanding	$301,043	$324,082
Average stated interest rate	6.9%	6.5%
Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both March 31, 2024 and December 31, 2023, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
For the three months ended March 31, 2024 and 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of zero and $180, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of zero and $37, respectively.

Note 9. Distributions
The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Three months ended March 31, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	—	$—	18,219	$134
Total distributions declared			$0.25	$5,417	—	$—	18,219	$134

Three months ended March 31, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	—	$—	10,380	$81
Total distributions declared			$0.25	$5,417	—	$—	10,380	$81
Note 10. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the three months ended March 31, 2024 and 2023.
Note 11. Commitments and Contingencies
Commitments: As of March 31, 2024 and December 31, 2023, the Company had $37,348 and $37,182, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both March 31, 2024 and December 31, 2023, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of March 31, 2024.
Indemnification: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote.
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

Note 12. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Per share data:
Net asset value at beginning of period	$9.40	$10.39
Net investment income (1)	0.25	0.31
Net gain (loss) (1)	(0.10)	(0.16)
Net increase (decrease) in net assets resulting from operations (1)	0.15	0.15
Stockholder distributions - income (2)	(0.25)	(0.25)
Net asset value at end of period	$9.30	$10.29
Net assets at end of period	$201,502	$222,961
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$7.20	$7.65
Total return based on market value (3)	5.30%	(7.55)%
Total return based on average net asset value (4)	1.58%	1.50%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	12.90%	14.26%
Ratio of total expenses to average net assets (5) (6)	17.24%	16.17%
Portfolio turnover (7)	2.44%	4.15%
________________________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2024 and 2023, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
(5)Ratios are annualized. Incentive fees included within the ratio are not annualized.
(6)The following is a schedule of supplemental ratios for the three months ended March 31, 2024 and 2023. These ratios have been annualized unless otherwise noted.

	March 31, 2024	March 31, 2023
Ratio of total investment income to average net assets	30.14%	30.43%
Ratio of interest and other debt financing expenses to average net assets	10.93%	9.98%
Ratio of total expenses to average net assets	16.56%	15.43%
Ratio of incentive fees to average net assets (7)	0.68%	0.74%
________________________________________________________
(7)Ratios are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as otherwise specified, references to “we,” “us” and “our” refer to Monroe Capital Corporation and its consolidated subsidiaries; MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser and a Delaware limited liability company; MC Management refers to Monroe Capital Management Advisors, LLC, our administrator and a Delaware limited liability company; Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates; and SLF refers to MRCC Senior Loan Fund I, LLC, an unconsolidated Delaware limited liability company, in which we co-invest with Life Insurance Company of the Southwest (“LSW”) primarily in senior secured loans. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in our annual report on Form 10-K (the “Annual Report”) for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2024. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
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
•the impact of increased competition;
•the impact of higher interest rates and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
Overview
Monroe Capital Corporation is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We currently qualify and intend to continue to qualify annually to be treated as a RIC for U.S. federal income tax purposes.
We are a specialty finance company that is focused on providing financing solutions primarily to lower middle-market companies in the United States and Canada. We provide customized financing solutions focused primarily on senior secured, junior secured and unitranche secured (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan) debt and, to a lesser extent, unsecured subordinated debt and equity, including equity co-investments in preferred and common stock, and warrants.
Our shares are currently listed on the NASDAQ Global Select Market under the symbol “MRCC”.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of March 31, 2024, our portfolio included approximately 80.7% senior secured loans, 1.2% unitranche secured loans, 5.5% junior secured loans and 12.6% equity securities, compared to December 31, 2023, when our portfolio included approximately 79.6% senior secured loans, 2.8% unitranche secured loans, 5.5% junior secured loans and 12.1% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Investment income
We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service is completed.
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

Expenses
Our primary operating expenses include the payment of base management and incentive fees to MC Advisors, under the investment advisory and management agreement (the “Investment Advisory and Management Agreement”), the payment of fees to MC Management for our allocable portion of overhead and other expenses under the administration agreement (the “Administration Agreement”) and other operating costs. See Note 6 to our consolidated financial statements and “Related Party Transactions” below for additional information on our Investment Advisory and Management Agreement and Administration Agreement. Our expenses also include interest expense on indebtedness. We bear all other out-of-pocket costs and expenses of our operations and transactions.
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
Portfolio and Investment Activity
During the three months ended March 31, 2024, we invested $10.2 million in three new portfolio companies and $14.0 million in 29 existing portfolio companies and had $12.1 million in aggregate amount of sales and principal repayments, resulting in net increase in investments of $12.1 million for the period.
During the three months ended March 31, 2023, we invested $9.6 million in two new portfolio companies and $12.7 million in 29 existing portfolio companies and had $30.4 million in aggregate amount of sales and principal repayments, resulting in net reduction in investments of $8.1 million for the period.

The following table shows portfolio yield by security type:

	March 31, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	12.4%	12.4%	12.6%	12.6%
Unitranche secured loans	12.5	13.8	12.8	14.1
Junior secured loans	8.5	8.5	8.6	8.6
Preferred equity securities	2.8	2.8	2.8	2.8
Total	11.9%	11.9%	12.1%	12.1%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of March 31, 2024 and December 31, 2023, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both March 31, 2024 and December 31, 2023, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.
The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands):

	March 31, 2024		December 31, 2023
Fair Value:
Senior secured loans	$404,051	80.7%	$388,882	79.6%
Unitranche secured loans	6,091	1.2	13,877	2.8
Junior secured loans	27,427	5.5	26,594	5.5
LLC equity interest in SLF	32,990	6.6	33,122	6.8
Equity securities	30,330	6.0	25,911	5.3
Total	$500,889	100.0%	$488,386	100.0%
Our portfolio composition remained relatively consistent with our portfolio at December 31, 2023. Our effective yields at March 31, 2024 decreased from December 31, 2023, driven primarily by the increase in the number of portfolio companies on non-accrual status.

The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands):

	March 31, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	17,924	3.6	18,495	3.8
Banking	15,163	3.0	15,385	3.2
Beverage, Food & Tobacco	6,187	1.2	6,098	1.2
Capital Equipment	4,924	1.0	4,893	1.0
Chemicals, Plastics & Rubber	3,525	0.7	3,987	0.8
Construction & Building	9,937	2.0	8,813	1.8
Consumer Goods: Durable	8,087	1.6	8,242	1.7
Consumer Goods: Non-Durable	2,198	0.5	2,387	0.5
Environmental Industries	5,871	1.2	5,896	1.2
FIRE: Finance	15,718	3.1	15,388	3.3
FIRE: Real Estate	88,564	17.7	85,153	17.4
Healthcare & Pharmaceuticals	78,105	15.6	69,354	14.2
High Tech Industries	39,305	7.8	40,723	8.3
Hotels, Gaming & Leisure	140	0.0	110	0.0
Investment Funds & Vehicles	32,990	6.6	33,122	6.8
Media: Advertising, Printing & Publishing	20,670	4.1	20,238	4.1
Media: Broadcasting & Subscription	1,973	0.4	2,217	0.5
Media: Diversified & Production	42,621	8.5	41,897	8.6
Retail	1,886	0.4	1,995	0.4
Services: Business	59,705	11.9	56,655	11.6
Services: Consumer	17,244	3.5	16,772	3.4
Telecommunications	7,746	1.5	7,508	1.5
Transportation: Cargo	4,913	1.0	—	—
Wholesale	15,493	3.1	15,182	3.1
Total	$500,889	100.0%	$488,386	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	423,325	84.5
3	64,433	12.9
4	7,648	1.5
5	5,483	1.1
Total	$500,889	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	405,888	83.1
3	74,224	15.2
4	4,721	1.0
5	3,553	0.7
Total	$488,386	100.0%
As of March 31, 2024, there were seven borrowers with loans or preferred equity securities on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve"), Born to Run, LLC, Education Corporation of America (“ECA”), Forman Mills, Inc. ("Forman Mills"), NECB Collections, LLC (“NECB”),Thrasio, LLC ("Thrasio"), and Vice Acquisition Holdco, LLC), and these investments totaled $10.8 million at fair value, or 2.1% of our total investments at fair value at March 31, 2024. As of December 31, 2023, we had five borrowers with loans or preferred equity securities on non-accrual status (Arcserve, ECA, Forman Mills, NECB and Thrasio), and these investments totaled $7.5 million at fair value, or 1.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Total investment income	$15,182	$16,804
Total operating expenses	9,694	9,944
Net investment income before income taxes	5,488	6,860
Income taxes, including excise taxes	18	233
Net investment income	5,470	6,627
Net realized gain (loss) on investments	4	706
Net realized gain (loss) on foreign currency forward contracts	—	37
Net realized gain (loss) on foreign currency and other transactions	—	(3)
Net realized gain (loss)	4	740
Net change in unrealized gain (loss) on investments	(2,279)	(4,188)
Net change in unrealized gain (loss) on foreign currency forward contracts	—	180
Net change in unrealized gain (loss)	(2,279)	(4,008)
Net increase (decrease) in net assets resulting from operations	$3,195	$3,359
Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest income	$11,662	$12,524
PIK interest income	2,115	2,272
Dividend income (1)	1,012	1,095
Fee income	37	310
Prepayment gain (loss)	105	243
Accretion of discounts and amortization of premiums	251	360
Total investment income	$15,182	$16,804
________________________________________________________
(1)During the three months ended March 31, 2024 and 2023, the dividend income includes PIK dividends of $113 and $128, respectively.
During the three months ended March 31, 2024 investment income decreased by $1.6 million, as compared to the three months ended March 31, 2023, primarily due to a decrease in interest income and fee income. The decrease in interest income is primarily resulting from a reduction in the average investment portfolio. This decrease was partially offset by an increase in base rates as a result of higher base interest rates during the current period.

Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest and other debt financing expenses	$5,507	$5,514
Base management fees	2,048	2,200
Incentive fees	1,368	1,657
Professional fees	268	128
Administrative service fees	209	255
General and administrative expenses	218	155
Directors’ fees	76	35
Total operating expenses	$9,694	$9,944

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e. the rate in effect plus spread) were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest expense - revolving credit facility	$3,625	$3,638
Interest expense - 2026 Notes	1,555	1,555
Amortization of deferred financing costs	327	321
Total interest and other debt financing expenses	$5,507	$5,514
Average debt outstanding	$301,043	$324,082
Average stated interest rate	6.9%	6.5%
During the three months ended March 31, 2024 operating expenses decreased by $0.3 million, as compared to the three months ended March 31, 2023, primarily due to a decrease in incentive fees, resulting from lower net investment income, and base management fees, resulting from lower average invested assets.
Income Taxes, Including Excise Taxes
We have elected to be treated, currently qualify, and intend to continue to qualify annually as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2024 and 2023, we recorded a net expense (benefit) on the consolidated statements of operations of $11 thousand and $0.2 million for U.S. federal excise tax, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 and 2023, we recorded a net tax expense of $7 thousand and $0.1 million on the consolidated statements of operations for these subsidiaries, respectively.

Net Realized Gain (Loss)
During the three months ended March 31, 2024 and 2023, we had sales or dispositions of investments resulting in $4 thousand and $0.7 million of net realized gain (loss) on investments, respectively.
We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended March 31, 2024 we had no net realized gain (loss) on foreign currency forward contracts. During the three months ended March 31, 2023 we had $37 thousand of net realized gain (loss) on foreign currency forward contracts and ($3) thousand of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2024 and 2023, our investments had ($2.3) million and ($4.2) million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three months ended March 31, 2024, the net change in unrealized gain (loss) on investments was primarily attributable to unrealized mark-to-market losses of portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of March 31, 2024, partially offset by net unrealized gains on the remainder of the portfolio.
During the three months ended March 31, 2023, the net change in unrealized loss on investments was primarily attributable to fundamental performance of a couple specific portfolio companies that saw declining financial performance resulting from larger economic factors, including the rising interest rate environment and inflationary impacts on consumer spending.
During the three months ended March 31, 2024 we had no net change in unrealized gain (loss) on foreign currency forward contracts. During the three months ended March 31, 2023 we had $0.2 million of net change in unrealized gain (loss) on foreign currency forward contracts. For both the three months ended March 31, 2024 and 2023, our foreign currency borrowings and cash denominated in foreign currencies had zero of net change in unrealized gain (loss).
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $3.2 million and $3.4 million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.15 and $0.16, respectively. The decrease in the net increase (decrease) in net assets resulting from operations was primarily due to lower investment income, offset by a decrease in the net loss for the period.

Liquidity and Capital Resources
As of March 31, 2024, we had $4.9 million in cash, $191.7 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $63.3 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on aggregate borrowings outstanding was 163% and 167%, respectively.

Cash Flows
For the three months ended March 31, 2024 and 2023, we experienced a net increase (decrease) in cash and cash equivalents of ($102) thousand and $1.5 million, respectively. During the three months ended March 31, 2024, we used $12.3 million in operating activities, primarily as a result of purchases of portfolio investments, partially offset by principal repayments on portfolio investments and net investment income. During the three months ended March 31, 2023, operating activities provided $8.7 million, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the three months ended March 31, 2024, financing activities provided $12.2 million, primarily as a result of net borrowings on our revolving credit facility, partially offset by distributions to stockholders. During the three months ended March 31, 2023, we used $7.2 million in financing activities, primarily as a result of distributions to stockholders and net repayments on our revolving credit facility.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 15, 2023, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both March 31, 2024 and December 31, 2023, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during both the three months ended March 31, 2024 and 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, we had U.S. dollar borrowings of $191.7 million and $174.1 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of both March 31, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.1%.
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

Distributions
Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for both the three months ended March 31, 2024 and 2023 totaled $5.4 million ($0.25 per share). The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2024 and 2023, no portion of these distributions would have been characterized as a return of capital to stockholders.
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
SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of March 31, 2024 and December 31, 2023, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of March 31, 2024 and December 31, 2023, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.
As of March 31, 2024 and December 31, 2023, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of March 31, 2024 and December 31, 2023, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of March 31, 2024 and December 31, 2023, SLF had a fair value of $33.0 million and $33.1 million.
For both the three months ended March 31, 2024 and 2023, we received $0.9 million of dividend income from our LLC equity interest in SLF.
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
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three months ended March 31, 2024 and 2023, SLF incurred $44 thousand and $63 thousand of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.

As of March 31, 2024 and December 31, 2023, SLF had total assets at fair value of $124.9 million and $148.4 million, respectively. As of both March 31, 2024 and December 31, 2023, SLF had four portfolio company investments on non-accrual status with fair values of $5.0 million and $4.3 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of March 31, 2024 and December 31, 2023, SLF had $1.8 million and $3.3 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Secured loans (1)	124,816	150,674
Weighted average current interest rate on secured loans (2)	10.2%	10.2%
Number of portfolio company investments in SLF	41	49
Largest portfolio company investment (1)	6,580	6,580
Total of five largest portfolio company investments (1)	26,366	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
March 31, 2024
(in thousands)

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.	SF	5.65%	10.96%	2/26/2027	2,406	$2,388
Trident Maritime Systems, Inc.	SF	5.65%	10.96%	2/26/2027	746	741
Trident Maritime Systems, Inc.	SF	5.65%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.93%	2/26/2027	319	317
					3,659	3,632
Automotive
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.24%	12/1/2027	1,354	1,337
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.22%	12/1/2027	387	382
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	4.90%	10.24%	12/1/2027	132	21
					1,873	1,740
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	5.50%	10.93%	7/3/2025	3,534	3,534
					3,534	3,534
Capital Equipment
MacQueen Equipment, LLC	SF	5.51%	10.81%	1/7/2028	2,070	2,069
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.81%	1/7/2028	590	334
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.81%	1/7/2028	296	—
					2,956	2,403
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.44%	8/2/2024	1,129	964
TJC Spartech Acquisition Corp.	SF	4.75%	10.07%	5/5/2028	4,200	3,507
					5,329	4,471
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	SF	6.65%	11.98% (e)	9/30/2027	796	585
Runner Buyer INC.	SF	5.61%	10.96%	10/23/2028	2,940	2,245
					3,736	2,830
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.72%	9/26/2025	2,361	2,338
					2,361	2,338
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.44%	3/17/2025	2,850	2,836
PVHC Holding Corp	SF	5.65%	10.96% Cash/ 0.75% PIK	2/17/2027	1,894	1,894
					4,744	4,730
Energy: Oil & Gas
Offen, Inc.	SF	5.11%	10.44%	6/22/2026	2,249	2,248
Offen, Inc.	SF	5.11%	10.44%	6/22/2026	856	856
					3,105	3,104
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.45%	12/13/2024	2,842	2,842
Harbour Benefit Holdings, Inc.	SF	5.10%	10.43%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.18%	3/27/2026	4,794	4,805
TEAM Public Choices, LLC	SF	5.00%	10.58%	12/17/2027	2,917	2,921
					10,614	10,629
FIRE: Real Estate
Avison Young (USA) Inc. (f)	SF	6.50%	11.84% (e)	3/12/2028	606	599
					606	599
Healthcare & Pharmaceuticals
Cano Health, LLC	SF	4.00%	9.33% (e)	11/23/2027	1,950	590
HAH Group Holding Company LLC	SF	5.00%	10.44%	10/29/2027	2,943	2,936
LSCS Holdings, Inc.	SF	4.61%	9.94%	12/15/2028	1,805	1,781
Natus Medical Incorporated	SF	5.65%	10.96%	7/20/2029	4,937	4,666

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands)

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
					11,635	$9,973
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.44%	7/2/2026	3,350	3,303
Lightbox Intermediate, L.P.	SF	5.26%	10.56%	5/11/2026	4,763	4,620
TGG TS Acquisition Company	SF	6.61%	11.94%	12/12/2025	2,885	2,880
					10,998	10,803
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.70%	4/27/2029	4,309	4,309
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.70%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.57%	6/5/2026	2,244	2,244
					7,178	6,553
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.07%	12/20/2024	6,580	3,971
STATS Intermediate Holdings, LLC	SF	5.51%	10.83%	7/10/2026	4,788	4,746
TA TT Buyer, LLC	SF	5.00%	10.30%	3/30/2029	3,283	3,301
					14,651	12,018
Services: Business
Eliassen Group, LLC	SF	5.50%	10.81%	4/14/2028	3,209	3,177
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.82%	4/14/2028	738	229
Engage2Excel, Inc.	SF	6.60%	11.78%	7/1/2024	3,907	3,912
Engage2Excel, Inc.	SF	6.60%	11.78%	7/1/2024	705	706
Engage2Excel, Inc.	SF	6.60%	11.78%	7/1/2024	550	550
Output Services Group, Inc.	SF	6.68%	12.07% (e)	11/30/2028	1,042	1,040
Secretariat Advisors LLC	SF	5.01%	10.32%	12/29/2028	1,672	1,663
Secretariat Advisors LLC	SF	5.01%	10.32%	12/29/2028	267	265
SIRVA Worldwide Inc.	SF	5.76%	11.10%	8/4/2025	1,738	1,267
					13,828	12,809
Services: Consumer
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.33%	10/14/2027	2,172	2,167
McKissock Investment Holdings, LLC	SF	5.00%	10.46%	3/9/2029	2,450	2,461
					4,622	4,628
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.43%	7/21/2025	1,737	1,720
Mavenir Systems, Inc.	SF	5.01%	10.34%	8/18/2028	1,633	1,169
Sandvine Corporation	SF	4.93%	10.15%	10/31/2025	1,973	1,473
					5,343	4,362
Transportation: Cargo
Keystone Purchaser, LLC	SF	6.18%	11.51%	5/7/2027	4,892	4,874
					4,892	4,874
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.93%	6/30/2025	4,710	3,452
					4,710	3,452
Total Non-Controlled/Non-Affiliate Senior Secured Loans					120,374	109,482

Junior Secured Loans
Healthcare & Pharmaceuticals
Radiology Partners, Inc.	SF	3.76%	9.09% Cash/ 1.50% PIK	1/31/2029	4,236	4,102
					4,236	4,102
FIRE: Real Estate
Avison Young (USA) Inc.	SF	8.26%	13.58% (e)	3/12/2029	1,492	1,193
Avison Young (USA) Inc.	SF	8.26%	13.58% (e)	3/12/2029	510	305
					2,002	1,498
Total Non-Controlled/Non-Affiliate Junior Secured Loans					6,238	5,600

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
March 31, 2024
(in thousands)

Portfolio Company (a)	Index (b)	Spread (b)	Interest Rate (b)	Maturity	Principal	Fair Value
Equity Securities (g) (h)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	— (i)	—	26	$83
					26	83
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	— (i)	—	—	—
					—	—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	n/a	n/a	12.50% PIK (e)	n/a	1,605	722
Avison Young (USA) Inc. (1,199 Class F common shares)	—	—	— (i)	—	1	—
					1,606	722
Services: Business
Output Services Group, Inc. (51,370 Class A units)	—	—	— (i)	—	51	552
					51	552

Total Non-Controlled/Non-Affiliate Equities					1,683	1,357

TOTAL INVESTMENTS						$116,439
________________________________________________________
(a)All investments are U.S. companies unless otherwise noted.
(b)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at March 31, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(c)This is an international company.
(d)All or a portion of this commitment was unfunded as of March 31, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(e)This position was on non-accrual status as of March 31, 2024, meaning that we have ceased accruing interest income on the position.
(f)Investment position or portion thereof unsettled at March 31, 2024.
(g)Represents less than 5% ownership of the portfolio company’s voting securities.
(h)Ownership of certain equity investments may occur through a holding company partnership.
(i)Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	2,414	$2,385
Trident Maritime Systems, Inc.	SF	5.60%	10.95%	2/26/2027	746	737
Trident Maritime Systems, Inc.	SF	5.60%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)	SF	5.60%	10.96%	2/26/2027	319	315
					3,667	3,623
Automotive
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.29%	12/1/2027	1,358	1,342
Accelerate Auto Works Intermediate, LLC	SF	4.90%	10.30%	12/1/2027	388	383
Accelerate Auto Works Intermediate, LLC (Revolver) (d)	SF	4.90%	10.29%	12/1/2027	132	—
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	1,674	1,670
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	248	248
Truck-Lite Co., LLC	SF	6.35%	11.71%	12/14/2026	42	42
					3,842	3,685
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC	SF	4.75%	10.21%	7/3/2025	3,544	3,539
					3,544	3,539
Capital Equipment
DS Parent, Inc.	SF	5.75%	11.21%	12/8/2028	2,700	2,706
MacQueen Equipment, LLC	SF	5.51%	10.86%	1/7/2028	2,075	2,075
MacQueen Equipment, LLC (Delayed Draw) (d)	SF	5.51%	10.86%	1/7/2028	591	78
MacQueen Equipment, LLC (Revolver) (d)	SF	5.51%	10.86%	1/7/2028	296	—
					5,662	4,859
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC	SF	7.11%	12.47%	8/2/2024	1,131	1,020
TJC Spartech Acquisition Corp.	SF	4.75%	10.16%	5/5/2028	4,210	4,063
					5,341	5,083
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	SF	6.65%	12.04% (e)	9/30/2027	798	798
Runner Buyer INC.	SF	5.61%	11.00%	10/23/2028	2,948	2,333
					3,746	3,131
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.	SF	5.00%	10.35%	9/26/2025	2,368	2,253
					2,368	2,253
Containers, Packaging & Glass
Polychem Acquisition, LLC	SF	5.11%	10.47%	3/17/2025	2,858	2,855
PVHC Holding Corp	SF	5.65%	11.00% Cash/ 0.75% PIK	2/17/2027	1,895	1,895
					4,753	4,750
Energy: Oil & Gas
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	2,249	2,249
Offen, Inc.	SF	5.11%	10.47%	6/22/2026	858	858
					3,107	3,107
FIRE: Finance
Harbour Benefit Holdings, Inc.	SF	5.15%	10.50%	12/13/2024	2,854	2,852
Harbour Benefit Holdings, Inc.	SF	5.10%	10.46%	12/13/2024	61	61
Minotaur Acquisition, Inc.	SF	4.85%	10.21%	3/27/2026	4,806	4,814
TEAM Public Choices, LLC	SF	5.43%	10.88%	12/17/2027	2,925	2,908
					10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc. (c)	SF	6.50%	11.97% (e)	1/30/2026	4,775	1,564
					4,775	1,564
Healthcare & Pharmaceuticals
Cano Health, LLC (e)	SF	4.10%	9.42% (e)	11/23/2027	1,950	857
HAH Group Holding Company LLC	SF	5.00%	10.46%	10/29/2027	2,950	2,942

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
LSCS Holdings, Inc.	SF	4.61%	9.97%	12/15/2028	1,809	$1,786
Natus Medical Incorporated	SF	5.50%	10.85%	7/20/2029	4,950	4,604
Paragon Healthcare, Inc.	SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.	SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver) (d)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.	SF	4.68%	10.18%	7/9/2025	4,737	3,844
					19,354	16,475
High Tech Industries
Corel Inc. (c)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.	SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company	SF	6.61%	11.97%	12/12/2025	2,885	2,791
					11,060	10,746
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.	SF	5.40%	10.75%	4/27/2029	4,320	4,308
Excel Fitness Holdings, Inc. (Revolver) (d)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC	SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC	SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver) (d)	SF	4.50%	10.00%	3/28/2025	769	—
					12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC	SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC	SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC	SF	5.00%	10.35%	3/30/2029	3,292	3,275
					14,672	12,873
Services: Business
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc	SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC	SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw) (d)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.	SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)	SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc.	SF	6.68%	12.07% (e)	11/30/2028	1,042	1,041
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC	SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.	SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC	SF	5.35%	10.71%	7/11/2025	4,787	4,791
					21,002	20,195
Services: Consumer
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	2,124	2,124
360Holdco, Inc.	SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC	SF	5.75%	11.41%	10/14/2027	2,178	2,153
McKissock Investment Holdings, LLC	SF	5.00%	10.54%	3/9/2029	2,456	2,459
					7,579	7,557
Telecommunications
Intermedia Holdings, Inc.	SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.	SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation	SF	4.50%	9.97%	10/31/2025	1,973	1,598
					5,353	4,444
Transportation: Cargo
Keystone Purchaser, LLC	SF	6.18%	11.53%	5/7/2027	4,905	4,868
					4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC	SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC	SF	5.35%	10.71%	10/1/2025	243	239
					1,903	1,841

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands)

Portfolio Company (a)	Index (b)	Spread(b)	Interest Rate (b)	Maturity	Principal	Fair Value
Wholesale
HALO Buyer, Inc.	SF	4.60%	9.96%	6/30/2025	4,723	$3,570
					4,723	3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans					154,006	139,373

Equity Securities (f) (g)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	—	—	— (h)	—	26	103
					26	103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	—	—	— (h)	—	—	—
					—	—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	—	—	— (h)	—	51	438
					51	438

Total Non-Controlled/Non-Affiliate Equities					77	541

TOTAL INVESTMENTS						$139,914
________________________________________________________
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
(f)Represents less than 5% ownership of the portfolio company’s voting securities.
(g)Ownership of certain equity investments may occur through a holding company partnership.
(h)Represents a non-income producing security.

Below is certain summarized financial information for SLF as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value	$116,439	$139,914
Cash and cash equivalents	2,335	1,884
Restricted cash and cash equivalents	4,842	5,265
Interest receivable	1,248	1,380
Other assets	—	6
Total assets	$124,864	$148,449
Liabilities
Revolving credit facility	$58,014	$82,014
Less: Unamortized deferred financing costs	(518)	(717)
Total debt, less unamortized deferred financing costs	57,496	81,297
Interest payable	446	590
Payable for open trades	592	—
Accounts payable and accrued expenses	349	320
Total liabilities	58,883	82,207
Members’ capital	65,981	66,242
Total liabilities and members’ capital	$124,864	$148,449

	Three months ended March 31,
	2024	2023
	(unaudited)
Investment income:
Interest income	$4,038	$5,143
Total investment income	4,038	5,143
Expenses:
Interest and other debt financing expenses	1,690	2,352
Professional fees and other expenses	227	206
Total expenses	1,917	2,558
Net investment income	2,121	2,585
Net gain (loss):
Net realized gain (loss)	36	(540)
Net change in unrealized gain (loss)	(618)	264
Net gain (loss)	(582)	(276)
Net increase (decrease) in members’ capital	$1,539	$2,309
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
As of March 31, 2024 and December 31, 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $37.3 million and $37.2 million, respectively. As of March 31, 2024 and December 31, 2023, we had unfunded commitments to SLF of $7.3 million, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
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
Market Environment: We believe middle market investments are attractive in the uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Since the fourth quarter of 2022, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity began to increase as the year progressed, spreads began to stabilize in certain pockets of the market.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
________________________________________________________
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
(2)Refinitiv LPC’s 4Q23 Sponsored Middle Market Private Deals Analysis – January 2024.

Significant Accounting Estimates and Critical Accounting Policies
Revenue Recognition
We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recognized as fee income in the period the service is completed.
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
Under the valuation policy, the Valuation Designee values investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, the the Valuation Designee determines whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.

In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.
As of March 31, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss
We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in the fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statements of operations.
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
During both the three months ended March 31, 2024 and 2023, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2024 and 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to the elevated inflation; and interest rate fluctuations.

Valuation Risk
Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5, under the 1940 Act), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by our Valuation Designee in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
In accordance with Rule 2a-5, under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
The majority of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our revolving credit facility has a floating interest rate provision, whereas our 2026 Notes have fixed interest rates until maturity. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.
Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 25 basis points	$(1,028)	$(479)	$(549)
Up 100 basis points	4,170	1,923	2,247
Up 200 basis points	8,306	3,840	4,466
Up 300 basis points	12,442	5,757	6,685
________________________________________________________
(1)Excludes the impact of income-based incentive fees. See Note 6 for more information on income-based incentive fees.
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

Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2024, we held no investments in foreign currencies or foreign currency forward contracts.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to certain legal proceedings, from time to time, in the ordinary course of business. From time to time, we, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the quarter ended March 31, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the alternative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement. The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: May 8, 2024	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation