Form 10-Q
period 2024-06-30
MONROE CAPITAL Corp
filed 2024-08-07
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 6, 2024, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Consolidated Financial Statements
MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$368,238	$371,723
Non-controlled affiliate company investments	84,468	83,541
Controlled affiliate company investments	33,098	33,122
Total investments, at fair value (amortized cost of: $514,380 and $510,876, respectively)	485,804	488,386
Cash and cash equivalents	3,876	4,958
Interest and dividend receivable	21,661	19,349
Other assets	772	493
Total assets	512,113	513,186

Liabilities
Debt	$307,800	$304,100
Less: Unamortized debt issuance costs	(2,581)	(3,235)
Total debt, less unamortized debt issuance costs	305,219	300,865
Interest payable	2,972	3,078
Base management fees payable	2,037	2,100
Incentive fees payable	351	1,319
Accounts payable and accrued expenses	2,190	2,100
Total liabilities	312,769	309,462

Commitments and contingencies (See Note 11)

Net Assets
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,127	298,127
Accumulated undistributed (overdistributed) earnings	(98,805)	(94,425)
Total net assets	$199,344	$203,724
Total liabilities and total net assets	$512,113	$513,186

Net asset value per share	$9.20	$9.40
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$10,973	$11,214	$21,803	$22,924
Payment-in-kind interest income	771	706	1,579	1,591
Dividend income	62	106	121	252
Other income	265	170	302	480
Total investment income from non-controlled/non-affiliate company investments	12,071	12,196	23,805	25,247
Non-controlled affiliate company investments:
Interest income	1,273	1,415	2,461	2,832
Payment-in-kind interest income	1,328	1,785	2,635	3,172
Dividend income	55	51	108	100
Total investment income from non-controlled affiliate company investments	2,656	3,251	5,204	6,104
Controlled affiliate company investments:
Dividend income	900	900	1,800	1,800
Total investment income from controlled affiliate company investments	900	900	1,800	1,800
Total investment income	15,627	16,347	30,809	33,151

Operating expenses:
Interest and other debt financing expenses	5,780	5,790	11,287	11,304
Base management fees	2,037	2,163	4,085	4,363
Incentive fees	351	1,481	1,719	3,138
Professional fees	199	224	467	352
Administrative service fees	250	224	459	479
General and administrative expenses	243	334	461	489
Directors’ fees	73	40	149	75
Total operating expenses	8,933	10,256	18,627	20,200
Net investment income before income taxes	6,694	6,091	12,182	12,951
Income taxes, including excise taxes	135	167	153	400
Net investment income	6,559	5,924	12,029	12,551

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	506	(39,790)	510	(39,084)
Foreign currency forward contracts	—	1,719	—	1,756
Foreign currency and other transactions	—	(128)	—	(131)
Net realized gain (loss)	506	(38,199)	510	(37,459)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,985)	31,354	(4,329)	27,937
Non-controlled affiliate company investments	(930)	(509)	(1,733)	(1,534)
Controlled affiliate company investments	108	(1,218)	(24)	(964)
Foreign currency forward contracts	—	(1,687)	—	(1,507)
Foreign currency and other transactions	—	(1)	—	(1)
Net change in unrealized gain (loss)	(3,807)	27,939	(6,086)	23,931

Net gain (loss)	(3,301)	(10,260)	(5,576)	(13,528)

Net increase (decrease) in net assets resulting from operations	$3,258	$(4,336)	$6,453	$(977)

Per common share data:
Net investment income per share - basic and diluted	$0.30	$0.27	$0.56	$0.58
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.15	$(0.20)	$0.30	$(0.05)
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock			Accumulated undistributed (overdistributed) earnings
	Number of shares	Par value	Capital in excess of par value		Total net assets
Balances at March 31, 2023	21,666	$22	$298,700	$(75,761)	$222,961
Net investment income	—	—	—	5,924	5,924
Net realized gain (loss)	—	—	—	(38,199)	(38,199)
Net change in unrealized gain (loss)	—	—	—	27,939	27,939
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at June 30, 2023	21,666	$22	$298,700	$(85,514)	$213,208

Balances at March 31, 2024	21,666	$22	$298,127	$(96,647)	$201,502
Net investment income	—	—	—	6,559	6,559
Net realized gain (loss)	—	—	—	506	506
Net change in unrealized gain (loss)	—	—	—	(3,807)	(3,807)
Distributions to stockholders	—	—	—	(5,416)	(5,416)
Balances at June 30, 2024	21,666	$22	$298,127	$(98,805)	$199,344

	Common Stock			Accumulated undistributed (overdistributed) earnings
	Number of shares	Par value	Capital in excess of par value		Total net assets
Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019
Net investment income	—	—	—	12,551	12,551
Net realized gain (loss)	—	—	—	(37,459)	(37,459)
Net change in unrealized gain (loss)	—	—	—	23,931	23,931
Distributions to stockholders	—	—	—	(10,834)	(10,834)
Balances at June 30, 2023	21,666	$22	$298,700	$(85,514)	$213,208

Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724
Net investment income	—	—	—	12,029	12,029
Net realized gain (loss)	—	—	—	510	510
Net change in unrealized gain (loss)	—	—	—	(6,086)	(6,086)
Distributions to stockholders	—	—	—	(10,833)	(10,833)
Balances at June 30, 2024	21,666	$22	$298,127	$(98,805)	$199,344
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,453	$(977)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(510)	39,084
Net realized (gain) loss on foreign currency forward contracts	—	(1,756)
Net realized (gain) loss on foreign currency and other transactions	—	131
Net change in unrealized (gain) loss on investments	6,086	(25,439)
Net change in unrealized (gain) loss on foreign currency forward contracts	—	1,507
Net change in unrealized (gain) loss on foreign currency other transactions	—	1
Payment-in-kind interest capitalized	(4,589)	(4,763)
Net accretion of discounts and amortization of premiums	(502)	(658)
Purchases of investments	(45,889)	(39,551)
Proceeds from principal payments, sales of investments and settlement of forward contracts	47,986	58,774
Amortization of debt issuance costs	654	647
Changes in operating assets and liabilities:
Interest and dividend receivable	(2,312)	(1,159)
Other assets	(279)	(85)
Interest payable	(106)	49
Base management fees payable	(63)	(58)
Incentive fees payable	(968)	101
Accounts payable and accrued expenses	90	(774)
Net cash provided by (used in) operating activities	6,051	25,074

Cash flows from financing activities:
Borrowings on debt	46,600	57,100
Repayments of debt	(42,900)	(64,300)
Debt issuance costs capitalized	—	(57)
Stockholder distributions paid	(10,833)	(10,834)
Net cash provided by (used in) financing activities	(7,133)	(18,091)

Net increase (decrease) in Cash and cash equivalents	(1,082)	6,983
Effect of foreign currency exchange rates	—	(132)
Cash and cash equivalents, beginning of period	4,958	5,450
Cash and cash equivalents, end of period	$3,876	$12,301

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$10,667	$10,536
Cash paid for income taxes, including excise taxes during the period	$337	$390
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company		SF	7.60%	12.94%	4/24/2018	12/30/2025	1,835	$1,835	$1,835	0.9%
Hastings Manufacturing Company		SF	7.60%	12.94%	3/29/2023	12/30/2025	660	660	660	0.3%
Hastings Manufacturing Company		SF	7.60%	12.94%	12/18/2023	12/30/2025	2,029	2,019	2,069	1.0%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	12.94%	3/29/2023	12/30/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.90%	11.20%	8/2/2021	8/2/2027	6,825	6,747	6,712	3.4%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.90%	11.23%	8/2/2021	8/2/2027	1,667	1,056	1,038	0.5%
Panda Acquisition, LLC		SF	6.85%	12.18%	12/20/2022	10/18/2028	4,331	3,691	3,503	1.8%
							18,038	16,008	15,817	7.9%
Banking
MV Receivables II, LLC	(10)	SF	9.75%	15.08%	7/29/2021	7/29/2026	8,100	7,737	7,377	3.7%
StarCompliance MidCo, LLC		SF	6.85%	12.18%	1/12/2021	1/12/2027	2,000	1,981	1,998	1.0%
StarCompliance MidCo, LLC		SF	6.85%	12.18%	10/12/2021	1/12/2027	335	332	335	0.2%
StarCompliance MidCo, LLC		SF	6.85%	12.18%	5/31/2023	1/12/2027	256	252	256	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	6.85%	12.18%	1/12/2021	1/12/2027	323	223	222	0.1%
							11,014	10,525	10,188	5.1%
Beverage, Food & Tobacco
LVF Holdings, Inc.		SF	5.90%	11.23%	6/10/2021	6/10/2027	1,459	1,442	1,468	0.7%
LVF Holdings, Inc.		SF	5.90%	11.23%	6/10/2021	6/10/2027	1,396	1,396	1,405	0.7%
LVF Holdings, Inc. (Revolver)	(14)	SF	5.90%	11.23%	6/10/2021	6/10/2027	238	—	—	0.0%
							3,093	2,838	2,873	1.4%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.26%	12.60%	9/9/2022	12/17/2026	3,825	3,751	3,815	1.9%
CGI Automated Manufacturing, LLC		SF	7.26%	12.60%	9/30/2022	12/17/2026	1,097	1,080	1,095	0.6%
							4,922	4,831	4,910	2.5%
Chemicals, Plastics & Rubber
Valudor Products LLC		SF	7.61%	11.46% Cash/ 1.50% PIK	6/18/2018	12/31/2026	2,065	2,058	2,223	1.1%
Valudor Products LLC	(17)	SF	7.50%	12.96% PIK	6/18/2018	12/31/2026	315	315	294	0.1%
Valudor Products LLC		SF	7.61%	12.96%	12/22/2021	12/31/2026	884	878	2,189	1.1%
Valudor Products LLC (Revolver)	(14)	SF	7.61%	12.96%	6/18/2018	12/31/2026	548	55	54	0.0%
							3,812	3,306	4,760	2.3%
Construction & Building
MEI Buyer LLC		SF	5.00%	10.34%	6/30/2023	6/29/2029	1,985	1,932	1,996	1.0%
MEI Buyer LLC		SF	5.00%	10.34%	1/9/2024	6/30/2029	1,114	1,104	1,121	0.6%
MEI Buyer LLC (Delayed Draw)	(14)(15)	SF	5.00%	10.34%	6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver)	(14)	SF	5.00%	10.34%	6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	10.96%	4/19/2021	4/17/2026	1,988	1,974	1,988	1.0%
TCFIII OWL Buyer LLC		SF	5.61%	10.96%	4/19/2021	4/17/2026	2,428	2,428	2,428	1.2%
TCFIII OWL Buyer LLC		SF	5.61%	10.96%	12/17/2021	4/17/2026	2,179	2,161	2,179	1.1%
							10,421	9,599	9,712	4.9%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.		SF	5.90%	11.23%	8/3/2021	8/3/2026	5,345	$5,296	$5,258	2.6%
Independence Buyer, Inc. (Revolver)	(14)	SF	5.90%	11.23%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC		SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	2,805	2,778	2,791	1.4%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	7.60%	12.18% Cash/ 0.75% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
							9,857	8,074	8,049	4.0%
Consumer Goods: Non-Durable
The Kyjen Company, LLC		SF	7.75%	11.96% Cash/ 1.00% PIK	5/14/2021	4/3/2026	988	983	974	0.5%
The Kyjen Company, LLC		SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver)	(14)	SF	7.75%	11.96% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	(16)	SF	10.11%	15.45%	6/18/2024	6/18/2029	287	287	281	0.1%
							1,381	1,271	1,256	0.6%
Environmental Industries
Quest Resource Management Group, LLC		SF	7.11%	12.44%	10/19/2020	10/19/2026	847	790	852	0.4%
Quest Resource Management Group, LLC		SF	7.11%	12.44%	10/19/2020	10/19/2026	930	930	935	0.5%
Quest Resource Management Group, LLC		SF	7.11%	12.44%	12/7/2021	10/19/2026	3,307	3,280	3,307	1.7%
Quest Resource Management Group, LLC		SF	7.11%	12.44%	12/7/2021	10/19/2026	334	334	334	0.2%
							5,418	5,334	5,428	2.8%
FIRE: Finance
Avalara, Inc.		SF	7.25%	12.58%	10/19/2022	10/19/2028	4,000	3,922	4,058	2.0%
Avalara, Inc. (Revolver)	(14)	SF	7.25%	12.58%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC		SF	6.25%	11.58%	8/19/2022	8/18/2028	2,516	2,478	2,516	1.3%
GC Champion Acquisition LLC		SF	6.25%	11.58%	8/19/2022	8/18/2028	699	699	699	0.4%
GC Champion Acquisition LLC		SF	6.50%	11.83%	8/1/2023	8/18/2028	2,096	2,042	2,117	1.1%
J2 BWA Funding LLC (Revolver)	(10)(14)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,644	1,642	0.8%
Liftforward SPV II, LLC	(10)	SF	10.86%	16.21% PIK	11/10/2016	9/30/2024	278	278	255	0.1%
							12,739	11,063	11,287	5.7%
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.58%	5/3/2022	4/30/2025	2,784	2,766	2,805	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.58%	5/3/2022	4/30/2025	285	285	287	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.58%	10/6/2023	4/30/2027	1,022	1,022	1,027	0.5%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver)	(10)(14)	SF	8.25%	13.58%	5/3/2022	4/30/2025	1,210	556	556	0.3%
							5,301	4,629	4,675	2.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	7.25%	12.58%	7/17/2023	7/17/2029	2,000	$1,947	$1,996	1.0%
Bluesight, Inc. (Revolver)	(14)	SF	7.25%	12.58%	7/17/2023	7/17/2029	174	—	—	0.0%
Brickell Bay Acquisition Corp.		SF	6.65%	11.95%	2/12/2021	2/12/2026	1,851	1,830	1,851	0.9%
Brickell Bay Acquisition Corp.		SF	6.60%	11.92%	5/16/2024	2/12/2026	954	936	954	0.5%
Dorado Acquisition, Inc.		SF	6.85%	12.18%	6/30/2021	6/30/2026	4,863	4,817	4,734	2.4%
Dorado Acquisition, Inc.		SF	6.90%	12.20%	11/27/2022	6/30/2026	4,031	3,969	3,924	2.0%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	6.90%	12.20%	6/30/2021	6/30/2026	596	—	—	0.0%
Forest Buyer, LLC		SF	5.75%	11.08%	3/15/2024	3/15/2030	4,000	3,903	4,023	2.0%
Forest Buyer, LLC (Delayed Draw)	(14)(15)	SF	5.75%	11.08%	3/15/2024	3/15/2030	1,250	—	—	0.0%
Forest Buyer, LLC (Revolver)	(14)	SF	5.75%	11.08%	3/15/2024	3/15/2030	750	—	—	0.0%
INH Buyer, Inc.	(16)	SF	7.00%	8.82% Cash/ 3.50% PIK	6/30/2021	6/28/2028	3,026	3,007	1,607	0.8%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.00%	12.33%	2/1/2023	2/1/2029	4,950	4,831	4,845	2.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.00%	12.33%	2/6/2024	2/1/2029	2,122	2,063	2,077	1.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw)	(14)(15)	SF	7.00%	12.33%	2/1/2023	2/1/2029	1,700	987	966	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver)		SF	7.00%	12.35%	2/1/2023	2/1/2029	813	813	796	0.4%
NationsBenefits, LLC		SF	7.10%	12.43%	8/20/2021	8/26/2027	3,900	3,861	3,900	2.0%
NationsBenefits, LLC		SF	7.10%	12.43%	8/26/2022	8/26/2027	4,648	4,648	4,648	2.3%
NationsBenefits, LLC		SF	7.10%	12.43%	8/26/2022	8/26/2027	5,039	5,039	5,039	2.5%
NationsBenefits, LLC (Revolver)	(14)	SF	7.10%	12.43%	8/20/2021	8/26/2027	2,222	1,556	1,556	0.8%
NQ PE Project Colosseum Midco Inc.		SF	6.65%	11.98%	10/4/2022	10/4/2028	3,448	3,394	3,399	1.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	(14)(15)	SF	6.65%	11.98%	10/4/2022	10/4/2028	778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	6.65%	11.98%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	7.25%	12.55%	12/31/2020	7/8/2027	2,419	2,402	2,416	1.2%
Seran BioScience, LLC		SF	7.25%	12.56%	7/8/2022	7/8/2027	2,744	2,744	2,741	1.4%
Seran BioScience, LLC		SF	7.25%	12.49%	8/21/2023	7/8/2027	1,444	1,444	1,442	0.7%
Seran BioScience, LLC (Revolver)	(14)	SF	7.25%	12.55%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.		SF	6.90%	12.23%	2/16/2022	2/16/2028	3,000	2,960	2,959	1.5%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	12.23%	2/16/2022	2/16/2028	225	190	187	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.90%	12.23%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,477	2,500	1.3%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.48% Cash/ 4.75% PIK	6/3/2022	6/2/2028	4,734	4,665	4,468	2.2%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.48% Cash/ 4.75% PIK	6/3/2022	6/2/2028	59	59	56	0.0%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.49% Cash/ 4.75% PIK	5/28/2024	6/2/2028	171	171	162	0.1%
Whistler Parent Holdings III, Inc. (Revolver)		SF	8.90%	9.48% Cash/ 4.75% PIK	6/3/2022	6/2/2028	592	592	558	0.3%
							72,314	65,305	63,804	32.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Amelia Holding II, LLC		SF	10.26%	14.60% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,031	$1,985	$2,056	1.0%
Amelia Holding II, LLC		SF	10.26%	14.60% Cash/ 1.00% PIK	12/21/2022	12/21/2027	671	671	679	0.4%
Amelia Holding II, LLC (Revolver)	(14)	SF	10.26%	14.60% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	(14)(15)(16)	SF	8.11%	13.44% PIK	1/2/2024	1/2/2027	551	148	331	0.2%
Drawbridge Partners, LLC		SF	6.75%	12.08%	9/1/2022	9/1/2028	3,000	2,954	3,000	1.5%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.75%	12.08%	9/1/2022	9/1/2028	874	713	714	0.4%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.75%	12.08%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	7.93% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,183	2,154	2,182	1.1%
Mindbody, Inc.		SF	7.15%	12.48%	2/15/2019	9/30/2025	6,536	6,522	6,536	3.3%
Mindbody, Inc.		SF	7.15%	12.48%	9/22/2021	9/30/2025	207	207	207	0.1%
Mindbody, Inc. (Revolver)	(14)	SF	7.15%	12.48%	2/15/2019	9/30/2025	667	—	—	0.0%
Planful, Inc.		SF	6.76%	12.06%	12/28/2018	12/28/2026	9,500	9,500	9,500	4.8%
Planful, Inc.		SF	6.76%	12.06%	9/12/2022	12/28/2026	530	527	530	0.3%
Planful, Inc.		SF	6.76%	12.06%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.		SF	6.76%	12.06%	2/11/2022	12/28/2026	884	884	884	0.5%
Planful, Inc.		SF	6.76%	12.06%	4/5/2023	12/28/2026	707	691	707	0.4%
Planful, Inc. (Revolver)	(14)	SF	6.50%	11.81%	12/28/2018	12/28/2026	1,105	119	119	0.1%
Recorded Future, Inc.		SF	5.75%	11.08%	6/28/2024	6/28/2030	3,750	3,713	3,751	1.9%
Recorded Future, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	11.08%	6/28/2024	6/28/2030	870	—	—	0.0%
Recorded Future, Inc. (Revolver)	(14)	SF	5.75%	11.08%	6/28/2024	6/28/2030	408	—	—	0.0%
Sparq Holdings, Inc.		SF	5.75%	11.01%	6/16/2023	6/15/2029	990	964	991	0.5%
Sparq Holdings, Inc.		SF	5.75%	11.09%	6/27/2024	6/25/2029	217	215	217	0.1%
Sparq Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	11.01%	6/27/2024	6/25/2029	289	—	—	0.0%
Sparq Holdings, Inc.		SF	5.75%	11.08%	6/16/2023	6/15/2029	222	222	222	0.1%
Sparq Holdings, Inc. (Revolver)	(14)	SF	5.75%	11.01%	6/16/2023	6/15/2029	205	—	—	0.0%
							38,378	33,515	33,952	17.4%
Media: Advertising, Printing & Publishing
Destination Media, Inc.		SF	7.25%	12.51%	6/21/2023	6/21/2028	990	960	1,010	0.5%
Destination Media, Inc. (Delayed Draw)	(14)(15)	SF	7.15%	12.48%	6/21/2023	6/21/2028	500	93	94	0.0%
Destination Media, Inc. (Revolver)	(14)	SF	7.15%	12.48%	6/21/2023	6/21/2028	103	21	21	0.0%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.93%	10/30/2020	10/30/2025	2,413	2,397	2,413	1.2%
North Haven USHC Acquisition, Inc.		SF	6.35%	11.67%	7/29/2022	10/30/2025	2,553	2,536	2,553	1.3%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.93%	3/12/2021	10/30/2025	699	699	699	0.4%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.93%	9/3/2021	10/30/2025	1,412	1,412	1,412	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw)	(14)(15)	SF	6.35%	11.65%	7/29/2022	10/30/2025	1,054	356	356	0.2%
North Haven USHC Acquisition, Inc. (Revolver)	(14)	SF	6.60%	11.92%	10/30/2020	10/30/2025	416	291	291	0.1%
Relevate Health Group, LLC		SF	6.35%	11.68%	11/20/2020	11/20/2025	1,451	1,442	1,451	0.7%
Relevate Health Group, LLC		SF	6.35%	11.68%	11/20/2020	11/20/2025	649	649	649	0.3%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.35%	11.68%	11/20/2020	11/20/2025	316	84	84	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Spherix Global Inc.		SF	6.36%	11.69%	12/22/2021	12/22/2026	780	$773	$706	0.4%
Spherix Global Inc. (Revolver)	(14)	SF	6.36%	11.69%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	6.11%	11.46%	1/28/2020	1/28/2025	4,370	4,356	4,370	2.2%
XanEdu Publishing, Inc.		SF	6.11%	11.46%	8/31/2022	1/28/2025	1,737	1,725	1,737	0.9%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.11%	11.46%	1/28/2020	1/28/2025	742	—	—	0.0%
							20,307	17,794	17,846	8.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.58% PIK	2/15/2024	1/31/2028	216	216	416	0.2%
							216	216	416	0.2%
Media: Diversified & Production
Attom Intermediate Holdco, LLC		SF	6.86%	12.21%	1/4/2019	7/3/2025	1,890	1,882	1,869	0.9%
Attom Intermediate Holdco, LLC		SF	6.86%	12.21%	6/25/2020	7/3/2025	461	461	456	0.2%
Attom Intermediate Holdco, LLC		SF	6.86%	12.21%	7/1/2021	7/3/2025	273	269	269	0.1%
Attom Intermediate Holdco, LLC		SF	6.86%	12.21%	8/4/2022	7/3/2025	784	784	775	0.4%
Attom Intermediate Holdco, LLC		SF	6.86%	12.21%	12/22/2022	7/3/2025	396	391	392	0.2%
Attom Intermediate Holdco, LLC (Revolver)		SF	6.86%	12.21%	1/4/2019	7/3/2025	320	320	316	0.2%
Bonterra, LLC		SF	7.25%	12.58%	9/8/2021	9/8/2027	13,437	13,322	13,303	6.7%
Bonterra, LLC		SF	8.00%	13.33% PIK	9/28/2023	9/8/2027	2,102	2,078	2,123	1.1%
Bonterra, LLC (Revolver)	(14)	SF	7.25%	12.59%	9/8/2021	9/8/2027	1,069	663	656	0.3%
Chess.com, LLC		SF	6.35%	11.68%	12/31/2021	12/31/2027	5,865	5,789	5,806	2.9%
Chess.com, LLC (Revolver)	(14)	SF	6.35%	11.68%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	6.75%	12.08%	2/28/2019	11/28/2025	3,980	3,979	3,998	2.0%
Crownpeak Technology, Inc.		SF	6.75%	11.97%	9/27/2022	11/28/2025	1,267	1,259	1,273	0.6%
Crownpeak Technology, Inc.		SF	6.75%	12.08%	2/28/2019	11/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.		SF	6.75%	11.90%	9/27/2022	11/28/2025	3,317	3,317	3,332	1.7%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	12.08%	2/28/2019	11/28/2025	500	500	500	0.3%
Sports Operating Holdings II, LLC		SF	5.85%	11.19%	11/3/2022	11/3/2027	2,948	2,895	2,958	1.5%
Sports Operating Holdings II, LLC (Delayed Draw)	(14)(15)	SF	5.85%	11.19%	11/3/2022	11/3/2027	2,396	530	532	0.3%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	11.19%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.		SF	7.60%	12.90%	1/12/2023	1/12/2028	3,960	3,870	3,978	2.0%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.60%	12.90%	1/12/2023	1/12/2028	458	—	—	0.0%
							46,654	42,369	42,596	21.4%
Retail
BLST Operating Company, LLC		SF	9.50%	1.00% Cash/ 12.83% PIK	8/28/2020	8/28/2025	705	468	641	0.3%
							705	468	641	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aras Corporation		SF	8.75%	10.80% Cash/ 3.25% PIK	4/13/2021	4/13/2029	2,458	$2,444	$2,477	1.2%
Aras Corporation (Revolver)	(14)	SF	5.50%	10.84%	4/13/2021	4/13/2029	335	78	78	0.0%
Burroughs, Inc.		SF	8.60%	12.93% Cash/ 1.00% PIK	12/22/2017	12/20/2024	4,764	4,764	4,721	2.4%
Burroughs, Inc. (Revolver)		SF	8.60%	12.93% Cash/ 1.00% PIK	12/22/2017	12/20/2024	1,218	1,218	1,218	0.6%
HS4 Acquisitionco, Inc.		SF	5.85%	11.19%	7/9/2019	7/9/2025	9,748	9,705	9,748	4.9%
HS4 Acquisitionco, Inc. (Revolver)	(14)	SF	5.85%	11.19%	7/9/2019	7/9/2025	817	613	613	0.3%
iCIMS, Inc.		SF	7.25%	12.58%	10/24/2022	8/18/2028	2,500	2,466	2,516	1.3%
Kingsley Gate Partners, LLC		SF	6.65%	11.95%	12/9/2022	12/11/2028	593	583	588	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	11.95%	12/9/2022	12/11/2028	190	190	189	0.1%
Kingsley Gate Partners, LLC (Delayed Draw)	(14)(15)	SF	6.65%	12.00%	12/9/2022	12/11/2028	600	275	273	0.1%
Kingsley Gate Partners, LLC (Revolver)	(14)	SF	6.60%	11.94%	12/9/2022	12/11/2028	240	120	119	0.1%
Prototek LLC		SF	8.35%	8.68% Cash/ 5.00% PIK	12/8/2022	12/8/2027	2,436	2,382	2,208	1.1%
Prototek LLC (Revolver)	(14)	SF	8.35%	8.68% Cash/ 5.00% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Relativity ODA LLC		SF	6.10%	11.44%	5/12/2021	5/12/2027	2,107	2,078	2,107	1.1%
Relativity ODA LLC (Revolver)	(14)	SF	6.10%	11.44%	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	5.85%	11.19%	3/1/2024	9/30/2027	1,842	1,842	1,841	0.9%
Security Services Acquisition Sub Corp.		SF	5.85%	11.19%	6/17/2024	9/30/2027	5,932	5,932	5,929	3.0%
Security Services Acquisition Sub Corp.		SF	5.85%	11.19%	6/17/2024	9/30/2027	1,819	1,819	1,818	0.9%
Vhagar Purchaser, LLC		SF	6.75%	12.05%	6/9/2023	6/11/2029	3,000	2,922	3,011	1.5%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	6.75%	12.05%	6/9/2023	6/11/2029	667	150	151	0.1%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	6.75%	12.05%	6/9/2023	6/11/2029	333	—	—	0.0%
VPS Holdings, LLC		SF	8.11%	12.46% Cash/ 1.00% PIK	10/5/2018	10/4/2024	2,211	2,208	2,266	1.1%
VPS Holdings, LLC		SF	8.11%	12.46% Cash/ 1.00% PIK	10/5/2018	10/4/2024	1,823	1,823	1,868	0.9%
VPS Holdings, LLC (Revolver)		SF	8.11%	12.46% Cash/ 1.00% PIK	10/5/2018	10/4/2024	1,003	1,003	1,004	0.5%
							47,104	44,615	44,743	22.4%
Services: Consumer
Express Wash Acquisition Company, LLC		SF	6.76%	12.06%	7/14/2022	7/14/2028	7,067	7,038	7,067	3.5%
Express Wash Acquisition Company, LLC		SF	6.76%	12.06%	7/14/2022	7/14/2028	1,505	1,505	1,506	0.8%
Express Wash Acquisition Company, LLC (Revolver)	(14)	SF	6.76%	12.06%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC		SF	6.26%	11.56%	2/28/2022	2/26/2027	1,568	1,549	1,568	0.8%
Kar Wash Holdings, LLC		SF	6.26%	11.56%	2/28/2022	2/26/2027	1,123	1,123	1,123	0.6%
Kar Wash Holdings, LLC		SF	6.26%	11.56%	8/3/2022	2/26/2027	2,640	2,640	2,640	1.3%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	6.26%	11.56%	5/9/2024	2/26/2027	2,924	—	—	0.0%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	6.26%	11.56%	2/28/2022	2/26/2027	952	—	—	0.0%
							18,158	14,064	14,113	7.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(14)(15)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	$1,289	$1,392	0.7%
American Broadband and Telecommunications Company LLC (Revolver)	(14)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	125	125	0.1%
Calabrio, Inc.		SF	7.13%	12.47%	4/16/2021	4/16/2027	3,400	3,354	3,400	1.7%
Calabrio, Inc.		SF	7.13%	12.47%	12/19/2023	4/16/2027	499	499	501	0.3%
Calabrio, Inc. (Revolver)	(14)	SF	7.13%	12.47%	4/16/2021	4/16/2027	409	—	—	0.0%
							6,185	5,267	5,418	2.8%
Transportation: Cargo
Epika Fleet Services, Inc.		SF	5.75%	11.09%	3/18/2024	3/18/2029	2,993	2,935	2,994	1.5%
Epika Fleet Services, Inc.		SF	5.75%	11.09%	3/18/2024	3/18/2029	1,726	1,710	1,727	0.9%
Epika Fleet Services, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	11.09%	3/18/2024	3/18/2029	865	121	121	0.1%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	5.75%	11.09%	3/18/2024	3/18/2029	652	65	65	0.0%
							6,236	4,831	4,907	2.5%
Wholesale
Nearly Natural, Inc.		SF	10.61%	12.96% Cash/ 3.00% PIK	12/15/2017	12/31/2024	6,601	6,601	6,454	3.2%
Nearly Natural, Inc.		SF	10.61%	12.96% Cash/ 3.00% PIK	9/22/2020	12/31/2024	1,712	1,712	1,674	0.8%
Nearly Natural, Inc.		SF	10.61%	12.96% Cash/ 3.00% PIK	2/16/2021	12/31/2024	3,117	3,117	3,047	1.5%
Nearly Natural, Inc.		SF	10.61%	12.96% Cash/ 3.00% PIK	8/28/2019	12/31/2024	1,864	1,864	1,823	0.9%
Nearly Natural, Inc. (Revolver)		SF	10.61%	12.96% Cash/ 3.00% PIK	12/15/2017	12/31/2024	2,734	2,734	2,673	1.3%
							16,028	16,028	15,671	7.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							358,281	321,950	323,062	162.2%

Unitranche Secured Loans (6)
Services: Business
ASG II, LLC		SF	6.40%	11.73%	5/25/2022	5/25/2028	1,900	1,872	1,898	1.0%
ASG II, LLC		SF	6.40%	11.73%	5/25/2022	5/25/2028	285	285	285	0.1%
Onit, Inc.		SF	7.40%	12.73%	12/20/2021	5/2/2025	1,678	1,669	1,677	0.8%
							3,863	3,826	3,860	1.9%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							3,863	3,826	3,860	1.9%

Junior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC)	(16)	n/a	n/a	7.50% PIK	6/21/2024	12/31/2027	711	658	707	0.4%
BTR Opco LLC (fka Born to Run, LLC)	(16)	n/a	n/a	5.00% PIK	6/21/2024	12/31/2027	3,664	3,390	—	0.0%
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	(14)(15)(16)	SF	8.76%	14.11% PIK	6/21/2024	12/31/2027	569	138	142	0.1%
							4,944	4,186	849	0.5%
Banking
MoneyLion, Inc.	(10)	SF	7.26%	12.59%	3/25/2022	3/24/2026	4,875	4,845	4,881	2.4%
							4,875	4,845	4,881	2.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Non-Durable
Thrasio, LLC	(16)	SF	10.11%	15.45%	6/18/2024	6/18/2029	881	$881	$775	0.4%
							881	881	775	0.4%
FIRE: Real Estate
Florida East Coast Industries, LLC	(10)	n/a	n/a	16.00% PIK	8/9/2021	7/26/2024	817	817	817	0.4%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	10/1/2026	7,044	7,044	6,954	3.5%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	10/1/2026	1,219	1,219	1,203	0.6%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	10/1/2026	2,186	2,186	2,158	1.1%
Witkoff/Monroe 700 JV LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/8/2024	10/1/2026	1,501	1,064	1,051	0.5%
							12,767	12,330	12,183	6.1%
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	161	150	168	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	165	150	171	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	370	363	—	0.0%
							696	663	339	0.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC	(16)(19)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.59% PIK	7/31/2023	1/31/2028	528	528	86	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.59% PIK	7/31/2023	1/31/2028	671	671	548	0.3%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.59% PIK	7/31/2023	1/31/2028	203	203	166	0.1%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.59% PIK	9/8/2023	1/31/2028	353	353	288	0.1%
							2,790	2,790	1,088	0.5%
Retail
Forman Mills, Inc.	(16)	n/a	n/a	5.00% PIK	4/27/2023	6/20/2028	1,308	1,308	839	0.4%
							1,308	1,308	839	0.4%
Services: Consumer
Education Corporation of America	(16)(19)	P	11.00%	14.00% Cash/ 5.50% PIK	9/3/2015	n/a	833	831	2,322	1.2%
							833	831	2,322	1.2%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							29,094	27,834	23,276	11.7%

Equity Securities (7) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (256 Class A common units)	(11)	—	—	—	6/21/2024	—	—	263	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(11)(13)	—	—	—	8/2/2021	—	—	111	72	0.0%
								374	72	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Banking
MV Receivables II, LLC (1,458 shares of common stock)	(10)(11)(13)	—	—	—	7/29/2021	—	—	$600	$—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(11)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
								501	—	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	(11)	—	—	—	8/3/2021	—	—	81	42	0.0%
								81	42	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (15,882 shares of common stock)	(11)	—	—	—	6/18/2024	—	—	1,616	690	0.3%
								1,616	690	0.3%
Construction & Building
MEI Buyer LLC (155 shares of common stock)	(11)	—	—	—	6/30/2023	—	—	178	212	0.1%
								178	212	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2020	3/17/2028	—	67	318	0.2%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2021	3/17/2028	—	—	222	0.1%
								67	540	0.3%
FIRE: Finance
Binah Capital Group, Inc. (fka PKS Holdings, LLC) (34,801 shares of common stock)	(10)(11)(20)	—	—	—	3/15/2024	—	—	234	216	0.1%
J2 BWA Funding LLC (0.3% profit sharing)\	(10)(11)(13)	—	—	—	12/24/2020	—	—	—	43	0.0%
								234	259	0.1%
FIRE: Real Estate
Residential Homes for Rent LLC (255,311 Series A preferred units)	(10)(11)(13)	—	—	—	3/5/2024	—	—	1,114	760	0.4%
Residential Homes for Rent LLC (warrant to purchase up to 0.7% of the equity)	(10)(11)(13)	—	—	—	3/5/2024	3/5/2034	—	—	355	0.2%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(11)(13)	—	—	—	7/2/2021	—	—	3	2,985	1.5%
								1,117	4,100	2.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	21	20	0.0%
Bluesight, Inc. (11,087 Class B common units)	(11)	—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	(11)	—	—	—	6/30/2021	—	—	207	183	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	(11)	—	—	—	6/30/2021	—	—	—	—	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	300	296	0.1%
Forest Buyer, LLC (300 Class B units)	(11)(13)	—	n/a	—	3/15/2024	—	—	—	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	(11)	—	—	—	1/31/2023	—	—	$491	$211	0.1%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,759	0.9%
NationsBenefits, LLC (106,667 common units)	(11)(13)	—	—	—	8/20/2021	—	—	153	701	0.4%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	(11)	—	—	—	10/4/2022	—	—	327	198	0.1%
Seran BioScience, LLC (33,333 common units)	(11)(13)	—	—	—	12/31/2020	—	—	334	591	0.3%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	12/29/2023	12/29/2033	—	—	27	0.0%
								2,649	3,986	2.0%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(11)	—	—	—	12/21/2022	12/21/2032	—	—	24	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)	(11)	—	—	—	3/16/2021	—	—	4,119	528	0.3%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)	(11)	—	—	—	1/2/2024	—	—	—	983	0.5%
Drawbridge Partners, LLC (130,433 Class A-1 units)	(11)	—	—	—	9/1/2022	—	—	130	153	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	1,046	0.5%
Planful, Inc. (35,791 Class B units)	(11)	—	—	—	5/3/2023	—	—	—	44	0.0%
Recorded Future, Inc. (80,486 Class A units)	(11)(21)	—	—	—	7/3/2019	—	—	81	254	0.1%
Sparq Holdings, Inc. (300,000 common units)	(11)	—	—	—	6/15/2023	—	—	300	320	0.2%
								5,103	3,352	1.7%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(11)(13)	—	—	—	12/31/2020	—	—	111	147	0.1%
								111	147	0.1%
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(11)(18)	—	—	—	9/18/2015	9/18/2025	—	—	1,716	0.9%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	31	0.0%
Relevate Health Group, LLC (40 Class B common units)	(11)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (10 Class A-2 units)	(11)	—	—	—	6/10/2024	—	—	10	14	0.0%
Spherix Global Inc. (81 Class A units)	(11)	—	—	—	12/22/2021	—	—	81	—	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	295	0.1%
								180	2,056	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)	(11)	—	—	—	7/31/2023	—	—	1,480	—	0.0%
								1,480	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	(11)(13)	—	—	—	1/4/2019	—	—	$297	$552	0.3%
Chess.com, LLC (2 Class A units)	(11)(13)	—	—	—	12/31/2021	—	—	87	50	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)	(11)(22)	—	—	—	1/12/2023	—	—	203	136	0.1%
								587	738	0.4%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(11)(13)	—	—	—	8/28/2020	—	—	712	42	0.0%
								712	42	0.0%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	(11)	—	—	—	11/1/2017	—	—	395	1,042	0.5%
								395	1,042	0.5%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	28	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(11)(13)	—	—	—	11/15/2023	—	—	151	—	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(11)(13)(23)	—	—	—	1/4/2021	—	—	251	243	0.1%
Kar Wash Holdings, LLC (99,807 Class A units)	(11)	—	—	—	2/28/2022	—	—	103	130	0.1%
Kar Wash Holdings, LLC (17,988 preferred units)	(11)	—	—	—	6/27/2023	—	—	26	29	0.0%
								8,054	430	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	6/10/2022	6/10/2032	—	42	45	0.0%
								42	45	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (7,826 preferred units)	(11)	—	—	—	3/18/2024	—	—	196	196	0.1%
								196	196	0.1%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	(11)	—	—	—	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	(11)	—	—	—	8/27/2021	—	—	61	91	0.0%
								214	91	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								24,854	18,040	8.9%
Total Non-Controlled/Non-Affiliate Company Investments								$378,464	$368,238	184.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.96%	9/9/2020	9/30/2025	636	$437	$436	0.2%
							636	437	436	0.2%
FIRE: Real Estate
American Community Homes, Inc.		SF	2.11%	7.46% PIK	7/22/2014	12/31/2026	13,134	13,134	8,154	4.1%
American Community Homes, Inc.		SF	2.11%	7.46% PIK	7/22/2014	12/31/2026	6,462	6,462	4,011	2.0%
American Community Homes, Inc.		SF	2.11%	7.46% PIK	5/24/2017	12/31/2026	796	796	494	0.2%
American Community Homes, Inc.		SF	2.11%	7.46% PIK	8/10/2018	12/31/2026	2,927	2,927	1,817	0.9%
American Community Homes, Inc.		SF	2.11%	7.46% PIK	3/29/2019	12/31/2026	5,420	5,420	3,365	1.7%
American Community Homes, Inc.		SF	2.11%	7.46% PIK	9/30/2019	12/31/2026	26	26	17	0.0%
American Community Homes, Inc.		SF	2.11%	7.46% PIK	12/30/2019	12/31/2026	124	124	77	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	2.11%	7.46% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(19)(24)	P	9.46%	17.96% PIK	10/20/2017	n/a	13,242	13,242	17,768	8.9%
HFZ Capital Group LLC	(10)(19)(24)	P	9.46%	17.96% PIK	10/20/2017	n/a	4,758	4,758	6,384	3.2%
MC Asset Management (Corporate), LLC	(10)(24)	SF	15.00%	20.30% PIK	1/26/2021	1/26/2029	11,318	11,318	11,318	5.7%
MC Asset Management (Corporate), LLC	(10)(24)	SF	15.00%	20.30% PIK	4/26/2021	1/26/2029	3,374	3,374	3,374	1.7%
Second Avenue SFR Holdings II LLC (Revolver)	(10)(14)	SF	7.00%	12.33%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.7%
							68,956	64,904	60,102	30.1%
High Tech Industries
Mnine Holdings, Inc.		SF	8.26%	8.59% Cash/ 5.00% PIK	11/2/2018	12/30/2024	6,426	6,426	5,866	3.0%
Mnine Holdings, Inc.		SF	8.26%	8.59% Cash/ 5.00% PIK	7/27/2023	12/30/2024	57	56	52	0.0%
Mnine Holdings, Inc. (Revolver)	(14)	SF	8.26%	8.59% Cash/ 5.00% PIK	8/9/2022	12/30/2024	747	—	—	0.0%
							7,230	6,482	5,918	3.0%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(19)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	424	0.2%
							1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							78,178	73,135	66,880	33.5%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,412	2.7%
							5,850	5,850	5,412	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans							5,850	5,850	5,412	2.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Securities (12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(11)(13)	—	—	—	9/9/2020	—	—	$1,631	$2,976	1.5%
								1,631	2,976	1.5%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	(11)	—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(11)(13)(24)	—	—	—	6/11/2019	—	—	793	699	0.4%
SFR Holdco, LLC (24.4% of equity commitments)	(10)(11)	—	—	—	8/6/2021	—	—	3,900	4,460	2.2%
								4,693	5,159	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,500	0.8%
Familia Dental Group Holdings, LLC (1,304 Class A units)	(11)(13)	—	—	—	4/8/2016	—	—	4,467	2,541	1.3%
								6,499	4,041	2.1%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	(11)	—	—	—	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(11)(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								14,281	12,176	6.2%
Total Non-Controlled Affiliate Company Investments								$93,266	$84,468	42.4%

Controlled Affiliate Company Investments (9)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	42,650	33,098	16.6%
Total Controlled Affiliate Equity Securities								42,650	33,098	16.6%
Total Controlled Affiliate Company Investments								$42,650	$33,098	16.6%

TOTAL INVESTMENTS								$514,380	$485,804	243.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of June 30, 2024.
________________________________________________________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR or Prime, as applicable, and the current contractual interest rate in effect at June 30, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)Except as otherwise noted, all of the Company’s portfolio company investments, which as of June 30, 2024 represented 243.7% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(4)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)Percentages are based on net assets of $199,344 as of June 30, 2024.
(6)The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(7)Represents less than 5% ownership of the portfolio company’s voting securities.
(8)As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(9)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(10)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 24.0% of the Company’s total assets.
(11)Represents a non-income producing security.
(12)Ownership of certain equity investments may occur through a holding company or partnership.
(13)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(14)All or a portion of this commitment was unfunded at June 30, 2024. As such, interest is earned only on the funded portion of this commitment.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands, except for shares and units)
(15)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(16)This position was on non-accrual status as of June 30, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)This investment represents a note convertible to preferred shares of the borrower.
(18)This is an international company.
(19)This is a demand note with no stated maturity.
(20)The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(21)As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(22)As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.
(23)As of June 30, 2024, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(24)The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.
n/a - not applicable

See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC)		SF	6.26%	11.64%	4/1/2021	4/1/2027	3,430	$3,387	$2,565	1.3%
BTR Opco LLC (fka Born to Run, LLC)		SF	6.26%	11.64%	4/1/2021	4/1/2027	467	467	349	0.2%
Hastings Manufacturing Company		SF	7.60%	12.96%	4/24/2018	12/31/2025	1,850	1,850	1,850	0.9%
Hastings Manufacturing Company		SF	7.60%	12.96%	3/29/2023	12/31/2025	664	664	664	0.3%
Hastings Manufacturing Company		SF	7.60%	12.96%	12/18/2023	12/31/2025	2,039	2,019	2,080	1.0%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	12.96%	3/29/2023	12/31/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.85%	11.16%	8/2/2021	8/2/2027	6,860	6,770	6,682	3.3%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.90%	11.29%	8/2/2021	8/2/2027	1,667	556	541	0.3%
Panda Acquisition, LLC		SF	6.35%	11.70%	12/20/2022	10/18/2028	4,388	3,688	3,707	1.8%
							22,056	19,401	18,438	9.1%
Banking
MV Receivables II, LLC	(10)	SF	9.75%	15.09%	7/29/2021	7/29/2026	8,100	7,737	7,695	3.8%
StarCompliance MidCo, LLC		SF	6.85%	12.20%	1/12/2021	1/12/2027	2,000	1,977	1,993	1.0%
StarCompliance MidCo, LLC		SF	6.85%	12.20%	10/12/2021	1/12/2027	335	331	334	0.2%
StarCompliance MidCo, LLC		SF	6.85%	12.20%	5/31/2023	1/12/2027	256	251	255	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	6.85%	12.20%	1/12/2021	1/12/2027	323	190	190	0.1%
							11,014	10,486	10,467	5.2%
Beverage, Food & Tobacco
LVF Holdings, Inc.		SF	5.90%	11.25%	6/10/2021	6/10/2027	1,466	1,447	1,466	0.7%
LVF Holdings, Inc.		SF	5.90%	11.25%	6/10/2021	6/10/2027	1,403	1,403	1,403	0.7%
LVF Holdings, Inc. (Revolver)	(14)	SF	5.90%	11.25%	6/10/2021	6/10/2027	238	—	—	0.0%
							3,107	2,850	2,869	1.4%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.26%	12.61%	9/9/2022	12/17/2026	3,875	3,789	3,802	1.9%
CGI Automated Manufacturing, LLC		SF	7.26%	12.61%	9/30/2022	12/17/2026	1,112	1,091	1,091	0.5%
							4,987	4,880	4,893	2.4%
Chemicals, Plastics & Rubber
Valudor Products LLC		SF	7.61%	11.47% Cash/ 1.50% PIK	6/18/2018	12/31/2024	1,581	1,581	1,875	0.9%
Valudor Products LLC	(17)	SF	7.50%	12.97% PIK	6/18/2018	12/31/2024	295	295	287	0.1%
Valudor Products LLC		SF	7.61%	12.97%	12/22/2021	12/31/2024	502	502	1,464	0.7%
Valudor Products LLC (Revolver)	(14)	SF	7.61%	12.97%	6/18/2018	12/31/2024	1,095	55	54	0.0%
							3,473	2,433	3,680	1.7%
Construction & Building
MEI Buyer LLC		SF	6.50%	11.86%	6/30/2023	6/29/2029	1,995	1,938	2,035	1.0%
MEI Buyer LLC (Delayed Draw)	(14)(15)	SF	6.50%	11.86%	6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver)	(14)	SF	6.50%	11.84%	6/30/2023	6/29/2029	410	7	7	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	10.97%	4/19/2021	4/17/2026	1,999	1,980	1,994	1.0%
TCFIII OWL Buyer LLC		SF	5.61%	10.97%	4/19/2021	4/17/2026	2,441	2,441	2,434	1.2%
TCFIII OWL Buyer LLC		SF	5.61%	10.97%	12/17/2021	4/17/2026	2,190	2,168	2,185	1.1%
							9,352	8,534	8,655	4.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.		SF	5.90%	11.28%	8/3/2021	8/3/2026	5,499	$5,436	$5,410	2.6%
Independence Buyer, Inc. (Revolver)	(14)	SF	5.90%	11.28%	8/3/2021	8/3/2026	1,423	—	—	0.0%
Recycled Plastics Industries, LLC		SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	2,811	2,778	2,776	1.4%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	7.60%	12.19% Cash/ 0.75% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
							10,017	8,214	8,186	4.0%
Consumer Goods: Non-Durable
The Kyjen Company, LLC		SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	988	982	978	0.5%
The Kyjen Company, LLC		SF	7.50%	12.96% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver)	(14)	SF	7.75%	12.13% Cash/ 1.00% PIK	5/14/2021	4/3/2026	105	—	—	0.0%
Thrasio, LLC	(16)	SF	7.26%	12.61%	12/18/2020	12/18/2026	2,433	2,432	1,408	0.7%
							3,527	3,415	2,387	1.2%
Environmental Industries
Quest Resource Management Group, LLC		SF	6.61%	11.96%	10/19/2020	10/20/2025	852	795	857	0.4%
Quest Resource Management Group, LLC		SF	6.61%	11.96%	10/19/2020	10/20/2025	935	935	941	0.5%
Quest Resource Management Group, LLC		SF	6.61%	11.96%	12/7/2021	10/20/2025	3,326	3,289	3,326	1.6%
Quest Resource Management Group, LLC		SF	6.61%	11.96%	12/7/2021	10/20/2025	335	335	335	0.2%
							5,448	5,354	5,459	2.7%
FIRE: Finance
Avalara, Inc.		SF	7.25%	12.60%	10/19/2022	10/19/2028	4,000	3,915	4,040	2.0%
Avalara, Inc. (Revolver)	(14)	SF	7.25%	12.60%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC		SF	6.25%	11.71%	8/19/2022	8/18/2028	2,528	2,486	2,528	1.2%
GC Champion Acquisition LLC		SF	6.25%	11.71%	8/19/2022	8/18/2028	702	702	702	0.3%
GC Champion Acquisition LLC		SF	6.50%	11.96%	8/1/2023	8/18/2028	2,107	2,046	2,125	1.0%
J2 BWA Funding LLC (Revolver)	(10)(14)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,578	1,578	0.8%
Liftforward SPV II, LLC	(10)	SF	10.86%	16.22% PIK	11/10/2016	3/31/2024	253	253	233	0.1%
W3 Monroe RE Debt LLC	(10)	n/a	n/a	10.00% PIK	2/5/2021	2/4/2028	3,542	3,542	3,631	1.8%
W3 Monroe RE Debt LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	10.00% PIK	3/31/2023	2/4/2028	270	172	176	0.1%
							16,552	14,694	15,013	7.3%
FIRE: Real Estate
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.60%	5/3/2022	4/30/2025	2,784	2,755	2,812	1.4%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC	(10)	SF	8.25%	13.60%	5/3/2022	4/30/2025	285	285	287	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Delayed Draw)	(10)(14)(15)	SF	8.25%	13.61%	10/6/2023	4/30/2027	837	317	322	0.1%
Centaur (Palm Beach) Owner LLC and Panther National Golf Club LLC (Revolver)	(10)(14)	SF	8.25%	13.60%	5/3/2022	4/30/2025	1,395	546	546	0.3%
							5,301	3,903	3,967	1.9%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	7.25%	12.61%	7/17/2023	7/17/2029	2,000	$1,942	$1,996	1.0%
Bluesight, Inc. (Revolver)	(14)	SF	7.25%	12.61%	7/17/2023	7/17/2029	174	—	—	0.0%
Brickell Bay Acquisition Corp.		SF	6.65%	12.04%	2/12/2021	2/12/2026	1,861	1,836	1,861	0.9%
Caravel Autism Health, LLC		SF	5.76%	11.16%	6/30/2021	6/30/2027	5,012	4,946	4,969	2.4%
Caravel Autism Health, LLC		SF	5.76%	11.16%	6/30/2021	6/30/2027	1,392	1,392	1,380	0.7%
Caravel Autism Health, LLC (Revolver)	(14)	SF	5.76%	11.16%	6/30/2021	6/30/2027	1,269	244	244	0.1%
Dorado Acquisition, Inc.		SF	6.85%	12.19%	6/30/2021	6/30/2026	4,888	4,831	4,743	2.3%
Dorado Acquisition, Inc.		SF	6.90%	12.29%	11/27/2022	6/30/2026	4,051	3,975	3,932	1.9%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	6.85%	12.19%	6/30/2021	6/30/2026	596	—	—	0.0%
INH Buyer, Inc.		SF	7.00%	8.95% Cash/ 3.50% PIK	6/30/2021	6/28/2028	3,026	3,005	2,936	1.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	6.75%	12.13%	2/1/2023	2/1/2029	4,975	4,843	4,975	2.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Delayed Draw)	(14)(15)	SF	6.75%	12.14%	2/1/2023	2/1/2029	1,702	989	989	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver)	(14)	SF	6.75%	12.13%	2/1/2023	2/1/2029	813	352	352	0.2%
NationsBenefits, LLC		SF	7.10%	12.44%	8/20/2021	8/26/2027	3,920	3,873	3,951	1.9%
NationsBenefits, LLC		SF	7.10%	12.44%	8/26/2022	8/26/2027	4,672	4,672	4,708	2.3%
NationsBenefits, LLC		SF	7.10%	12.44%	8/26/2022	8/26/2027	5,065	5,065	5,104	2.5%
NationsBenefits, LLC (Revolver)	(14)	SF	7.10%	12.44%	8/20/2021	8/26/2027	2,222	889	889	0.5%
NQ PE Project Colosseum Midco Inc.		SF	5.65%	11.00%	10/4/2022	10/4/2028	3,465	3,407	3,500	1.7%
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	(14)(15)	SF	5.65%	11.00%	10/4/2022	10/4/2028	778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	5.65%	11.00%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	6.25%	11.64%	12/31/2020	7/8/2027	2,431	2,409	2,431	1.2%
Seran BioScience, LLC		SF	6.25%	11.66%	7/8/2022	7/8/2027	2,757	2,757	2,757	1.4%
Seran BioScience, LLC (Delayed Draw)	(14)(15)	SF	6.25%	11.66%	8/21/2023	7/8/2027	1,444	333	333	0.2%
Seran BioScience, LLC (Revolver)	(14)	SF	6.25%	11.64%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.		SF	6.90%	12.28%	2/16/2022	2/16/2028	3,000	2,955	2,940	1.4%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	12.28%	2/16/2022	2/16/2028	225	136	133	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.90%	12.28%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	12/28/2029	2,500	2,475	2,475	1.2%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	4,554	4,481	4,509	2.2%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	57	57	56	0.0%
Whistler Parent Holdings III, Inc. (Revolver)		SF	8.90%	9.53% Cash/ 4.75% PIK	6/3/2022	6/2/2028	569	569	564	0.3%
							70,729	62,433	62,727	30.7%
High Tech Industries
Amelia Holding II, LLC		SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,021	1,970	2,028	1.0%
Amelia Holding II, LLC (Delayed Draw)	(14)(15)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	668	508	510	0.3%
Amelia Holding II, LLC (Revolver)	(14)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	27	27	0.0%
Arcstor Midco, LLC	(16)	SF	8.10%	13.46% PIK	8/29/2023	3/16/2027	155	150	155	0.1%
Drawbridge Partners, LLC		SF	6.75%	12.10%	9/1/2022	9/1/2028	3,000	2,950	3,001	1.5%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.75%	12.10%	9/1/2022	9/1/2028	874	$496	$496	0.2%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.75%	12.10%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,140	2,107	2,141	1.1%
Mindbody, Inc.		SF	7.15%	12.53%	2/15/2019	2/14/2025	6,536	6,507	6,536	3.2%
Mindbody, Inc.		SF	7.15%	12.53%	9/22/2021	2/14/2025	474	474	474	0.2%
Mindbody, Inc. (Revolver)	(14)	SF	7.15%	12.53%	2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.		SF	6.76%	12.16%	12/28/2018	12/28/2026	9,500	9,500	9,500	4.7%
Planful, Inc.		SF	6.76%	12.16%	9/12/2022	12/28/2026	530	524	530	0.3%
Planful, Inc.		SF	6.76%	12.16%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.		SF	6.76%	12.16%	2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.		SF	6.76%	12.16%	4/5/2023	12/28/2026	707	688	708	0.3%
Planful, Inc. (Revolver)		SF	6.76%	12.16%	12/28/2018	12/28/2026	442	442	442	0.2%
Sparq Holdings, Inc.		SF	6.25%	11.43%	6/16/2023	6/15/2029	995	967	1,011	0.5%
Sparq Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	11.43%	6/16/2023	6/15/2029	222	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(14)	SF	6.25%	11.43%	6/16/2023	6/15/2029	205	—	—	0.0%
							32,001	29,520	29,769	14.7%
Media: Advertising, Printing & Publishing
Destination Media, Inc.		SF	7.25%	12.43%	6/21/2023	6/21/2028	995	963	1,010	0.5%
Destination Media, Inc. (Delayed Draw)	(14)(15)	SF	7.00%	12.35%	6/21/2023	6/21/2028	500	61	62	0.0%
Destination Media, Inc. (Revolver)	(14)	SF	7.00%	12.35%	6/21/2023	6/21/2028	103	21	21	0.0%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	1.2%
North Haven USHC Acquisition, Inc.		SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	1.2%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.3%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw)	(14)(15)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.2%
North Haven USHC Acquisition, Inc. (Revolver)	(14)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.1%
Relevate Health Group, LLC		SF	6.10%	11.44%	11/20/2020	11/20/2025	1,459	1,446	1,445	0.7%
Relevate Health Group, LLC		SF	6.10%	11.44%	11/20/2020	11/20/2025	653	653	647	0.3%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.10%	11.43%	11/20/2020	11/20/2025	316	84	84	0.0%
Spherix Global Inc.		SF	6.36%	11.71%	12/22/2021	12/22/2026	1,081	1,068	1,048	0.5%
Spherix Global Inc. (Revolver)	(14)	SF	6.36%	11.71%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	6.50%	11.97%	1/28/2020	1/28/2025	4,441	4,413	4,441	2.2%
XanEdu Publishing, Inc.		SF	6.50%	11.97%	8/31/2022	1/28/2025	1,765	1,744	1,768	0.9%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.50%	11.97%	1/28/2020	1/28/2025	742	—	—	0.0%
							20,762	17,983	18,008	8.8%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(19)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	671	671	658	0.3%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(19)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	203	203	199	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw)	(14)(15)(19)	SF	8.00%	13.65% PIK	9/8/2023	1/31/2028	353	297	292	0.2%
							1,227	1,171	1,149	0.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Diversified & Production
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	1/4/2019	7/3/2025	1,900	$1,900	$1,870	0.9%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	6/25/2020	7/3/2025	463	463	456	0.2%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	7/1/2021	7/3/2025	273	270	269	0.1%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	8/4/2022	7/3/2025	788	788	775	0.4%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	12/22/2022	7/3/2025	398	390	392	0.2%
Attom Intermediate Holdco, LLC (Revolver)	(14)	SF	6.86%	12.22%	1/4/2019	7/3/2025	320	216	213	0.1%
Bonterra, LLC		SF	7.25%	12.60%	9/8/2021	9/8/2027	13,437	13,310	13,185	6.5%
Bonterra, LLC		SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	1,968	1,941	1,975	1.0%
Bonterra, LLC (Revolver)	(14)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,069	321	315	0.2%
Chess.com, LLC		SF	6.60%	11.95%	12/31/2021	12/31/2027	5,895	5,809	5,873	2.9%
Chess.com, LLC (Revolver)	(14)	SF	6.60%	11.95%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	7.35%	12.69%	2/28/2019	2/28/2025	4,000	3,998	4,000	2.0%
Crownpeak Technology, Inc.		SF	7.50%	12.97%	9/27/2022	2/28/2025	1,273	1,260	1,274	0.6%
Crownpeak Technology, Inc.		SF	7.35%	12.69%	2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.		SF	7.35%	12.69%	9/27/2022	2/28/2025	3,333	3,333	3,334	1.6%
Crownpeak Technology, Inc. (Revolver)	(14)	SF	7.35%	12.69%	2/28/2019	2/28/2025	500	67	67	0.0%
Sports Operating Holdings II, LLC		SF	5.85%	11.21%	11/3/2022	11/3/2027	2,963	2,902	2,963	1.6%
Sports Operating Holdings II, LLC (Delayed Draw)	(14)(15)	SF	5.85%	11.21%	11/3/2022	11/3/2027	2,398	241	241	0.1%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	11.21%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.		SF	7.10%	12.49%	1/12/2023	1/12/2028	3,980	3,878	4,013	2.0%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.10%	12.49%	1/12/2023	1/12/2028	458	—	—	0.0%
							46,647	41,147	41,275	20.4%
Retail
BLST Operating Company, LLC		SF	9.50%	1.00% Cash/ 12.96% PIK	8/28/2020	8/28/2025	660	423	620	0.3%
							660	423	620	0.3%
Services: Business
Aras Corporation		SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	2,233	2,214	2,250	1.1%
Aras Corporation (Revolver)	(14)	P	5.50%	14.00%	4/13/2021	4/13/2027	150	130	130	0.1%
Burroughs, Inc.		SF	7.60%	12.94%	12/22/2017	12/20/2024	4,901	4,901	4,901	2.4%
Burroughs, Inc. (Revolver)		SF	7.60%	12.94%	12/22/2017	12/20/2024	1,215	1,215	1,215	0.6%
HS4 Acquisitionco, Inc.		SF	6.85%	12.21%	7/9/2019	7/9/2025	9,799	9,735	9,769	4.8%
HS4 Acquisitionco, Inc. (Revolver)	(14)	SF	6.85%	12.21%	7/9/2019	7/9/2025	817	549	548	0.3%
iCIMS, Inc.		SF	7.25%	12.62%	10/24/2022	8/18/2028	2,500	2,462	2,509	1.2%
Kingsley Gate Partners, LLC		SF	6.65%	12.04%	12/9/2022	12/11/2028	596	585	588	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	12.04%	12/9/2022	12/11/2028	191	191	189	0.1%
Kingsley Gate Partners, LLC (Delayed Draw)	(14)(15)	SF	6.65%	12.04%	12/9/2022	12/11/2028	600	132	130	0.1%
Kingsley Gate Partners, LLC (Revolver)	(14)	SF	6.65%	12.04%	12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC		SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	2,482	2,419	2,380	1.2%
Prototek LLC (Revolver)	(14)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Relativity ODA LLC		SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	2,107	2,075	2,105	1.0%
Relativity ODA LLC (Revolver)	(14)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	180	—	—	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	3,344	$3,331	$3,341	1.6%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	2,406	2,406	2,403	1.2%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	9/30/2021	9/30/2026	7,820	7,744	7,812	3.8%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	2,113	2,113	2,111	1.0%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	1,520	1,520	1,518	0.7%
Vhagar Purchaser, LLC		SF	7.00%	12.39%	6/9/2023	6/8/2029	3,000	2,917	3,000	1.5%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	7.00%	12.39%	6/9/2023	6/8/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	7.00%	12.39%	6/9/2023	6/8/2029	333	—	—	0.0%
VPS Holdings, LLC		SF	7.11%	12.47%	10/5/2018	10/4/2024	2,397	2,388	2,405	1.2%
VPS Holdings, LLC		SF	7.11%	12.47%	10/5/2018	10/4/2024	1,971	1,971	1,978	1.0%
VPS Holdings, LLC (Revolver)	(14)	SF	7.11%	12.47%	10/5/2018	10/4/2024	1,003	603	603	0.3%
							54,873	51,751	52,035	25.6%
Services: Consumer
Express Wash Acquisition Company, LLC		SF	6.76%	12.16%	7/14/2022	7/14/2028	7,067	7,033	7,067	3.5%
Express Wash Acquisition Company, LLC		SF	6.76%	12.16%	7/14/2022	7/14/2028	1,513	1,513	1,513	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(14)	SF	6.76%	12.16%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC		SF	6.76%	12.16%	2/28/2022	2/26/2027	1,576	1,554	1,576	0.8%
Kar Wash Holdings, LLC		SF	6.76%	12.16%	2/28/2022	2/26/2027	1,129	1,129	1,129	0.6%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	6.76%	12.16%	8/3/2022	2/26/2027	2,649	2,230	2,230	1.1%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	6.76%	12.16%	2/28/2022	2/26/2027	571	—	—	0.0%
							14,884	13,668	13,724	6.8%
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(14)(15)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	1,266	1,430	0.7%
American Broadband and Telecommunications Company LLC (Revolver)	(14)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	124	124	0.1%
Calabrio, Inc.		SF	7.13%	12.48%	4/16/2021	4/16/2027	3,400	3,346	3,421	1.7%
Calabrio, Inc. (Delayed Draw)	(14)(15)	SF	7.13%	12.48%	12/19/2023	4/16/2027	499	—	—	0.0%
Calabrio, Inc. (Revolver)	(14)	SF	7.13%	12.48%	4/16/2021	4/16/2027	409	234	234	0.1%
							6,185	4,970	5,209	2.6%
Wholesale
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	6,523	6,523	6,270	3.1%
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	9/22/2020	3/29/2024	1,691	1,691	1,625	0.8%
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	2/16/2021	3/29/2024	3,076	3,075	2,957	1.5%
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	8/28/2019	3/29/2024	1,841	1,841	1,770	0.9%
Nearly Natural, Inc. (Revolver)		SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	2,634	2,634	2,532	1.2%
							15,765	15,764	15,154	7.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							358,567	322,994	323,684	159.2%

Unitranche Secured Loans (6)
Aerospace & Defense
Cassavant Holdings, LLC		SF	7.61%	12.96%	9/8/2021	9/8/2026	7,876	7,784	7,876	3.9%
							7,876	7,784	7,876	3.9%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
ASG II, LLC		SF	6.40%	11.78%	5/25/2022	5/25/2028	1,900	$1,869	$1,900	0.9%
ASG II, LLC (Delayed Draw)	(14)(15)	SF	6.40%	11.78%	5/25/2022	5/25/2028	285	171	171	0.1%
Onit, Inc.		SF	7.50%	12.97%	12/20/2021	5/2/2025	1,680	1,666	1,680	0.8%
							3,865	3,706	3,751	1.8%
Telecommunications
VB E1, LLC		SF	7.75%	13.10%	11/18/2020	11/18/2026	2,250	2,250	2,250	1.1%
							2,250	2,250	2,250	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							13,991	13,740	13,877	6.8%

Junior Secured Loans
Banking
MoneyLion, Inc.	(10)	SF	9.51%	14.86%	3/25/2022	3/24/2026	4,875	4,841	4,918	2.4%
							4,875	4,841	4,918	2.4%
FIRE: Real Estate
Florida East Coast Industries, LLC	(10)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	879	874	879	0.4%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	6,901	6,901	6,794	3.3%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,194	1,194	1,175	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	2,147	1,378	1,356	0.7%
							11,121	10,347	10,204	5.0%
High Tech Industries
Arcstor Midco, LLC	(16)	SF	7.85%	13.21% PIK	3/16/2021	3/16/2027	4,572	4,482	2,185	1.1%
Arcstor Midco, LLC	(16)	SF	8.10%	13.46% PIK	7/14/2023	3/16/2027	155	150	155	0.1%
							4,727	4,632	2,340	1.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(19)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	528	528	464	0.2%
							1,563	1,563	464	0.2%
Retail
Forman Mills, Inc.	(16)	n/a	3.90%	3.90% PIK	4/27/2023	6/20/2028	1,308	1,308	955	0.5%
							1,308	1,308	955	0.5%
Services: Consumer
Education Corporation of America	(16)(20)	P	11.00%	14.00% Cash/ 5.50% PIK	9/3/2015	n/a	833	831	2,174	1.1%
							833	831	2,174	1.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							24,427	23,522	21,055	10.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Securities (7) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (269,438 Class A units)	(11)	—	—	—	4/1/2021	—	—	$269	$—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares )	(11)(13)	—	—	—	8/2/2021	—	—	111	57	0.0%
								380	57	0.0%
Banking
MV Receivables II, LLC (1,458 common units)	(10)(11)(13)	—	—	—	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(11)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	307	0.2%
								501	307	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	(11)	—	—	—	8/3/2021	—	—	81	56	0.0%
								81	56	0.0%
Construction & Building
MEI Buyer LLC (155 shares of common stock)	(11)	—	—	—	6/30/2023	—	—	155	158	0.1%
								155	158	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2020	3/17/2028	—	67	257	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2021	3/17/2028	—	—	180	0.1%
								67	437	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing)	(10)(11)(13)	—	—	—	12/24/2020	—	—	—	40	0.0%
PKS Holdings, LLC (5,680 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	58	251	0.1%
PKS Holdings, LLC (5,714 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
PKS Holdings, LLC (132 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
								77	375	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	3	2,152	1.1%
								3	2,152	1.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	21	19	0.0%
Bluesight, Inc. (11,087 Class B common units)	(11)	—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	(11)	—	—	—	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	(11)	—	—	—	6/30/2021	—	—	—	32	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	(11)	—	—	—	1/31/2023	—	—	491	422	0.2%
NationsBenefits, LLC (116,460 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	781	706	0.3%
NationsBenefits, LLC (106,667 common units)	(11)(13)	—	—	—	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	(11)	—	—	—	10/4/2022	—	—	327	326	0.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Seran BioScience, LLC (33,333 common units)	(11)(13)	—	—	—	12/31/2020	—	—	$334	$755	0.4%
Vero Biotech Inc. (warrant to purchase up to 0.19% of the equity)	(11)	—	—	—	12/29/2023	12/29/2033	—	—	—	0.0%
								2,314	2,469	1.2%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(11)	—	—	—	12/21/2022	12/21/2032	—	—	29	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	(11)	—	—	—	9/1/2022	—	—	130	147	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	942	0.5%
Planful, Inc. (35,791 Class B units)	(11)	—	—	—	5/3/2023	—	—	—	23	0.0%
Recorded Future, Inc. (80,486 Class A units)	(11)(21)	—	—	—	7/3/2019	—	—	81	261	0.1%
Sparq Holdings, Inc. (300,000 common units)	(11)	—	—	—	6/15/2023	—	—	300	312	0.2%
								984	1,714	0.9%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(11)(13)	—	—	—	12/31/2020	—	—	111	110	0.1%
								111	110	0.1%

Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock)	(10)(11)(22)	—	—	—	12/22/2016	—	—	114	257	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(11)(18)	—	—	—	9/18/2015	9/18/2025	—	—	1,695	0.8%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	19	0.0%
Relevate Health Group, LLC (40 Class B common units)	(11)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	(11)	—	—	—	12/22/2021	—	—	81	34	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	225	0.1%
								284	2,230	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)	(11)(19)	—	—	—	7/31/2023	—	—	1,480	604	0.3%
								1,480	604	0.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	(11)(13)	—	—	—	1/4/2019	—	—	297	362	0.2%
Chess.com, LLC (2 Class A units)	(11)(13)	—	—	—	12/31/2021	—	—	87	75	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)	(11)(23)	—	—	—	1/12/2023	—	—	203	185	0.1%
								587	622	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(11)(13)	—	—	—	8/28/2020	—	—	712	420	0.2%
								712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	(11)	—	—	—	11/1/2017	—	—	395	869	0.4%
								395	869	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	32	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(11)(13)	—	—	—	11/15/2023	—	—	$—	$—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	127	26	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(11)(13)(24)	—	—	—	1/4/2021	—	—	250	306	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	(11)	—	—	—	2/28/2022	—	—	103	75	0.0%
Kar Wash Holdings, LLC - (8,619 preferred units)	(11)	—	—	—	6/27/2023	—	—	11	11	0.0%
								8,014	450	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	6/10/2022	6/10/2032	—	42	49	0.0%
								42	49	0.0%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	(11)	—	—	—	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	(11)	—	—	—	8/27/2021	—	—	61	28	0.0%
								214	28	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								17,364	13,107	6.3%
Total Non-Controlled/Non-Affiliate Company Investments								$377,620	$371,723	182.7%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.94%	9/9/2020	6/28/2024	477	—	—	0.0%
							477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.		SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	12,648	12,647	8,110	4.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	6,223	6,223	3,990	2.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	5/24/2017	12/31/2026	767	766	491	0.2%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	8/10/2018	12/31/2026	2,819	2,819	1,808	0.9%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	3/29/2019	12/31/2026	5,219	5,219	3,347	1.6%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	12/30/2019	12/31/2026	120	120	77	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	2.11%	7.47% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(20)(25)	P	9.46%	17.96% PIK	10/20/2017	n/a	13,242	13,242	17,233	8.5%
HFZ Capital Group LLC	(10)(20)(25)	P	9.46%	17.96% PIK	10/20/2017	n/a	4,758	4,758	6,191	3.0%
MC Asset Management (Corporate), LLC	(10)(25)	SF	15.00%	20.39% PIK	1/26/2021	1/26/2024	10,237	10,237	10,237	5.0%
MC Asset Management (Corporate), LLC	(10)(25)	SF	15.00%	20.39% PIK	4/26/2021	1/26/2024	3,051	3,051	3,051	1.5%
Second Avenue SFR Holdings II LLC (Revolver)	(10)(14)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.6%
							66,484	62,430	57,874	28.3%
High Tech Industries
Mnine Holdings, Inc.		SF	8.26%	13.61% PIK	11/2/2018	12/30/2024	6,266	6,266	6,187	3.0%
Mnine Holdings, Inc.		SF	8.26%	13.61% PIK	7/27/2023	12/30/2024	55	55	55	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Mnine Holdings, Inc. (Revolver)	(14)	SF	7.26%	12.61%	8/9/2022	12/30/2024	747	$666	$658	0.3%
							7,068	6,987	6,900	3.3%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(20)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	424	0.2%
							1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							75,385	70,729	65,198	31.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,539	2.7%
							5,850	5,850	5,539	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans							5,850	5,850	5,539	2.7%

Equity Securities (8)(12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(11)(13)	—	—	—	9/9/2020	—	—	1,631	3,229	1.6%
								1,631	3,229	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	(11)	—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(11)(13)(25)	—	—	—	6/11/2019	—	—	793	1,045	0.5%
SFR Holdco, LLC (24.4% of equity commitments) (#)	(10)(11)	—	—	—	8/6/2021	—	—	3,900	4,372	2.1%
								4,693	5,417	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,932	0.9%
Familia Dental Group Holdings, LLC (1,230 Class A units)	(11)(13)	—	—	—	4/8/2016	—	—	4,213	2,226	1.1%
								6,245	4,158	2.0%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	(11)	—	—	—	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(11)(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								14,027	12,804	6.2%
Total Non-Controlled Affiliate Company Investments								$90,606	$83,541	40.7%

Controlled Affiliate Company Investments (9)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	42,650	33,122	16.3%
Total Controlled Affiliate Equity Securities								42,650	33,122	16.3%
Total Controlled Affiliate Company Investments								$42,650	$33,122	16.3%

TOTAL INVESTMENTS								$510,876	$488,386	239.7%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of December 31, 2023.
_______________________________________________________
(1)    All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF") or Prime Rate ("Prime" or "P"), which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR or Prime, as applicable, and the current contractual interest rate at December 31, 2023. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)     Except as otherwise noted, all of the Company’s portfolio company investments, which as of December 31, 2023 represented 239.7% of the Company’s net assets or 95.2% of the Company’s total assets, are subject to legal restrictions on sales.
(4)    Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements.)
(5)      Percentages are based on net assets of $203,724 as of December 31, 2023.
(6)     The Company structures its unitranche secured loans as senior secured loans. The Company obtains security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, the Company syndicates a “first out” portion of the loan to an investor and retains a "last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and the Company’s unitranche secured loans will expose the Company to the risks associated with second lien and subordinated loans and may limit the Company’s recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases the Company, together with its affiliates, are the sole or majority lender of these unitranche secured loans, which can afford the Company additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
(7)     Represents less than 5% ownership of the portfolio company’s voting securities.
(8)    As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of the portfolio company as it owns 5% or more of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Person (but not a portfolio company that the Company is deemed to control).
(9)     As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and to “Control” this portfolio company as it owns more than 25% of the portfolio company’s voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control.
(10)    This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 23.6% of the Company’s total assets.
(11)    Represents a non-income producing security.
(12)    Ownership of certain equity investments may occur through a holding company or partnership.
(13)    Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.
(14)     All or a portion of this commitment was unfunded at December 31, 2023. As such, interest is earned only on the funded portion of this commitment.
(15)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)
(16)    This position was on non-accrual status as of December 31, 2023, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)    This investment represents a note convertible to preferred shares of the borrower.
(18)    This is an international company.
(19)    During the year ended December 31, 2023, the senior secured lender group of Vice Group Inc. ("Vice OldCo") established Vice Acquisition Holdco, LLC ("Vice NewCo") in order to acquire a substantial portion of the assets of Vice OldCo as a part of a bankruptcy restructuring. Vice NewCo credit bid a portion of the senior secured debt in Vice OldCo to acquire certain assets of Vice OldCo which constitute the ongoing operations of the portfolio company. The Company's outstanding senior secured debt investment in Vice OldCo was reduced and rolled into new secured debt investments and the remaining amount of the credit bid established the cost basis of its new equity investment. While the Company still has loans outstanding at Vice OldCo, the Company has valued these positions at zero as end of the period.
(20)    This is a demand note with no stated maturity.
(21)    As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(22)    The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(23)    As of December 31, 2023, the company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.
(24)    As of December 31, 2023, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
(25)    The Company restructured its investments in HFZ Capital Group LLC (“HFZ”) and HFZ Member RB portfolio, LLC (“Member RB”) during 2020. As part of the restructuring of HFZ, the Company obtained a 15.9% equity interest in MC Asset Management (Corporate), LLC (“Corporate”). As part of the Member RB restructuring, the Company exchanged its loan in Member RB for a promissory note in MC Asset Management (Industrial), LLC (“Industrial”). Corporate owns 100% of the equity of Industrial. In conjunction with these restructurings, the Company participated $4,758 of principal of its loan to HFZ as an equity contribution to Industrial. This participation did not qualify for sale accounting under ASC Topic 860–Transfers and Servicing because the sale did not meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. As a result, the Company continues to reflect its full investment in HFZ but has split the loan into two investments.

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
Revenue Recognition
The Company’s revenue recognition policies are as follows:
Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Company records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For both the three and six months ended June 30, 2024, the Company received return of capital distributions from its equity investments of $6. For both the three and six months ended June 30, 2023, the Company did not receive return of capital distributions from its equity investments.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $3,291 and $3,806 as of June 30, 2024 and December 31, 2023, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2024 totaled $157 and $568, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2023 totaled $375 and $801, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended June 30,
	2024	2023
Interest income	$11,850	$12,225
PIK interest income	2,099	2,491
Dividend income (1)	1,017	1,057
Other income	265	170
Prepayment gain (loss)	145	106
Accretion of discounts and amortization of premiums	251	298
Total investment income	$15,627	$16,347

	Six months ended June 30,
	2024	2023
Interest income	$23,512	$24,749
PIK interest income	4,214	4,763
Dividend income (2)	2,029	2,152
Other income	302	480
Prepayment gain (loss)	250	349
Accretion of discounts and amortization of premiums	502	658
Total investment income	$30,809	$33,151
________________________________________________________
(1)During the three months ended June 30, 2024 and 2023, dividend income includes PIK dividends of $116 and $114, respectively.
(2)During the six months ended June 30, 2024 and 2023, dividend income includes PIK dividends of $229 and $242, respectively.
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
Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of June 30, 2024 and December 31, 2023, there were eight and five borrowers, respectively, with a loan or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $9,271 and $7,456 at June 30, 2024 and December 31, 2023, respectively.
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
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $2,581 and $3,235 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and six months ended June 30, 2024 was $327 and $654, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2023 was $326 and $647, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of both June 30, 2024 and December 31, 2023, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.
Investments Denominated in Foreign Currency
As of both June 30, 2024 and December 31, 2023, the Company held no investments denominated in a foreign currency.

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
To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for the preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2024, the Company recorded a net expense on the consolidated statements of operations of $155 and $166 for U.S. federal excise tax, respectively. For the three and six months ended June 30, 2023, the Company recorded a net expense on the consolidated statements of operations of $95 and $250 for U.S. federal excise tax, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded an accrual for U.S. federal excise taxes of $63 and $247, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024, the Company recorded a net tax benefit of $20 and $13, respectively, on the consolidated statements of operations for these subsidiaries. For the three and six months ended June 30, 2023, the Company recorded a net tax expense of $72 and $150, respectively, on the consolidated statements of operations for these subsidiaries. As of both June 30, 2024 and December 31, 2023, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through June 30, 2024. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2024.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2024 and 2023.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements.

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$395,085	76.8%	$393,723	77.1%
Unitranche secured loans	3,826	0.8	13,740	2.7
Junior secured loans	33,684	6.5	29,372	5.8
LLC equity interest in SLF	42,650	8.3	42,650	8.3
Equity securities	39,135	7.6	31,391	6.1
Total	$514,380	100.0%	$510,876	100.0%

	June 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$389,942	80.3%	$388,882	79.6%
Unitranche secured loans	3,860	0.8	13,877	2.8
Junior secured loans	28,688	5.9	26,594	5.5
LLC equity interest in SLF	33,098	6.8	33,122	6.8
Equity securities	30,216	6.2	25,911	5.3
Total	$485,804	100.0%	$488,386	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2024		December 31, 2023
Amortized Cost:
Midwest	$159,437	31.0%	$158,383	31.0%
Northeast	114,356	22.2	108,707	21.3
Southeast	134,386	26.1	134,899	26.4
Southwest	19,029	3.7	25,163	4.9
West (1)	87,172	17.0	83,724	16.4
Total	$514,380	100.0%	$510,876	100.0%
___________________________________________________
(1)Includes one international portfolio investment with no cost as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024		December 31, 2023
Fair Value:
Midwest	$134,288	27.6%	$135,352	27.7%
Northeast	114,394	23.6	110,180	22.6
Southeast	130,304	26.8	130,595	26.8
Southwest	19,588	4.0	25,610	5.2
West (1)	87,230	18.0	86,649	17.7
Total	$485,804	100.0%	$488,386	100.0%
_______________________________________________________
(1)Includes one international portfolio investment with $1,716 and $1,695 of fair value as of June 30, 2024 and December 31, 2023, respectively.

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2024		December 31, 2023
Amortized Cost
Aerospace & Defense	$—	—%	$7,784	1.5%
Automotive	20,568	4.0	19,781	3.9
Banking	16,333	3.2	16,290	3.2
Beverage, Food & Tobacco	4,906	0.9	4,481	0.9
Capital Equipment	4,831	0.9	4,880	1.0
Chemicals, Plastics & Rubber	3,807	0.7	2,934	0.6
Construction & Building	9,777	1.9	8,689	1.7
Consumer Goods: Durable	8,155	1.6	8,295	1.6
Consumer Goods: Non-Durable	3,768	0.7	3,415	0.7
Environmental Industries	5,401	1.0	5,421	1.1
FIRE: Finance	11,297	2.2	14,771	2.9
FIRE: Real Estate	93,523	18.2	87,226	17.1
Healthcare & Pharmaceuticals	74,453	14.5	70,992	13.9
High Tech Industries	45,763	8.9	42,123	8.2
Hotels, Gaming & Leisure	111	0.0 *	111	0.0 *
Investment Funds & Vehicles	42,650	8.3	42,650	8.3
Media: Advertising, Printing & Publishing	17,974	3.5	18,267	3.6
Media: Broadcasting & Subscription	4,486	0.9	4,214	0.8
Media: Diversified & Production	42,956	8.4	41,734	8.2
Retail	2,488	0.5	2,443	0.5
Services: Business	48,836	9.5	55,852	10.9
Services: Consumer	25,719	5.0	25,283	4.9
Telecommunications	5,309	1.0	7,262	1.4
Transportation: Cargo	5,027	1.0	—	—
Wholesale	16,242	3.2	15,978	3.1
Total	$514,380	100.0%	$510,876	100.0%

	June 30, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	16,738	3.4	18,495	3.8
Banking	15,069	3.1	15,385	3.2
Beverage, Food & Tobacco	6,285	1.3	6,098	1.2
Capital Equipment	4,910	1.0	4,893	1.0
Chemicals, Plastics & Rubber	4,760	1.0	3,987	0.8
Construction & Building	9,924	2.0	8,813	1.8
Consumer Goods: Durable	8,091	1.7	8,242	1.7
Consumer Goods: Non-Durable	2,721	0.6	2,387	0.5
Environmental Industries	5,968	1.2	5,896	1.2
FIRE: Finance	11,546	2.4	15,388	3.3
FIRE: Real Estate	91,631	18.9	85,153	17.4
Healthcare & Pharmaceuticals	71,831	14.8	69,354	14.2
High Tech Industries	43,561	9.0	40,723	8.3
Hotels, Gaming & Leisure	147	0.0 *	110	0.0 *
Investment Funds & Vehicles	33,098	6.8	33,122	6.8
Media: Advertising, Printing & Publishing	19,902	4.1	20,238	4.1
Media: Broadcasting & Subscription	1,504	0.3	2,217	0.5
Media: Diversified & Production	43,334	8.9	41,897	8.6
Retail	1,522	0.3	1,995	0.4
Services: Business	49,645	10.2	56,655	11.6
Services: Consumer	17,289	3.6	16,772	3.4
Telecommunications	5,463	1.1	7,508	1.5
Transportation: Cargo	5,103	1.1	—	—
Wholesale	15,762	3.2	15,182	3.1
Total	$485,804	100.0%	$488,386	100.0%
_______________________________________________________
*Represents an amount less than 0.1%
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
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of June 30, 2024 and December 31, 2023, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2024 and December 31, 2023, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

As of June 30, 2024 and December 31, 2023, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of June 30, 2024 and December 31, 2023, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of both June 30, 2024 and December 31, 2023, our investment in SLF had a fair value of $33.1 million.
For both the three and six months ended June 30, 2024 and 2023, the Company received $900 and $1,800 of dividend income from its LLC equity interest in SLF.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $110,000 (reduced from $175,000 on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of both June 30, 2024 and December 31, 2023, the SLF Credit Facility was accruing a weighted average interest rate of 7.7%.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2024, SLF incurred $41 and $86 of allocable expenses, respectively. For the three and six months ended June 30, 2023, SLF incurred $46 and $109 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of June 30, 2024 and December 31, 2023, SLF had total assets at fair value of $117,327 and $148,449, respectively. As of both June 30, 2024 and December 31, 2023, SLF had four portfolio company investments on non-accrual status with a fair value of $4,854 and $4,260, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of June 30, 2024 and December 31, 2023, SLF had $1,100 and $3,332, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Secured loans (1)	115,952	150,674
Weighted average current interest rate on secured loans (2)	10.2%	10.2%
Number of portfolio company investments in SLF	39	49
Largest portfolio company investment (1)	6,580	6,580
Total of five largest portfolio company investments (1)	26,308	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
June 30, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	5.65%	10.98%	2/26/2027	2,406	$2,384
Trident Maritime Systems, Inc.		SF	5.65%	10.98%	2/26/2027	746	739
Trident Maritime Systems, Inc.		SF	5.65%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)		SF	5.60%	10.94%	2/26/2027	319	316
						3,659	3,625
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.75%	10.10%	12/1/2027	1,351	1,328
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.23%	12/1/2027	386	379
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	10.25%	12/1/2027	132	31
						1,869	1,738
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	5.50%	10.94%	7/8/2027	3,525	3,525
						3,525	3,525
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	10.85%	1/7/2028	2,032	2,032
MacQueen Equipment, LLC (Delayed Draw)	(4)	SF	5.51%	10.85%	1/7/2028	485	328
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	12.75%	1/7/2028	296	79
						2,813	2,439
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	12.44%	8/2/2024	1,134	956
TJC Spartech Acquisition Corp.		SF	4.75%	10.06%	5/5/2028	4,189	3,259
						5,323	4,215
Consumer Goods: Durable
Runner Buyer INC.		SF	5.61%	10.96%	10/23/2028	2,932	1,740
						2,932	1,740
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.72%	9/26/2025	2,352	2,343
						2,352	2,343
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.11%	10.46%	3/17/2025	2,843	2,828
PVHC Holding Corp		SF	6.15%	11.48% Cash/ 0.75% PIK	2/17/2027	1,893	1,886
						4,736	4,714
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	10.46%	6/22/2026	2,249	2,249
Offen, Inc.		SF	5.11%	10.46%	6/22/2026	854	854
						3,103	3,103
FIRE: Finance
Harbour Benefit Holdings, Inc.		SF	5.15%	10.48%	12/13/2024	2,830	2,830
Harbour Benefit Holdings, Inc.		SF	5.10%	10.44%	12/13/2024	61	61
TEAM Public Choices, LLC		SF	5.00%	10.58%	12/17/2027	2,910	2,912
						5,801	5,803
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	7.76%	13.10%	3/12/2028	606	605
						606	605

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
HAH Group Holding Company LLC		SF	5.00%	10.45%	10/29/2027	2,935	$2,950
LSCS Holdings, Inc.		SF	4.61%	9.96%	12/15/2028	1,800	1,783
Natus Medical Incorporated		SF	5.65%	10.98%	7/20/2029	4,925	4,839
						9,660	9,572
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.45%	7/2/2026	3,300	3,317
Lightbox Intermediate, L.P.		SF	5.11%	10.46%	5/11/2026	4,750	4,608
TGG TS Acquisition Company		SF	6.61%	11.96%	12/12/2025	2,702	2,715
						10,752	10,640
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.40%	10.73%	4/27/2029	4,298	4,288
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.40%	10.73%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.59%	6/5/2026	2,238	2,238
						7,161	6,526
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	11.09%	12/20/2024	6,580	4,992
STATS Intermediate Holdings, LLC		SF	5.51%	10.84%	7/10/2026	4,775	4,680
TA TT Buyer, LLC		SF	4.75%	10.08%	3/30/2029	3,283	3,291
						14,638	12,963
Services: Business
Eliassen Group, LLC		SF	5.75%	11.08%	4/14/2028	3,202	3,166
Eliassen Group, LLC		SF	5.75%	11.09%	4/14/2028	230	228
Engage2Excel, Inc.		SF	6.60%	11.86%	7/1/2024	3,896	3,896
Engage2Excel, Inc.		SF	6.60%	11.86%	7/1/2024	703	703
Engage2Excel, Inc. (Revolver)		SF	6.60%	11.86%	7/1/2024	550	550
Secretariat Advisors LLC		SF	5.01%	10.35%	12/29/2028	1,667	1,663
Secretariat Advisors LLC		SF	5.01%	10.35%	12/29/2028	266	265
SIRVA Worldwide Inc.		SF	5.76%	11.11%	8/4/2025	1,738	1,254
						12,252	11,725
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.33%	10/14/2027	2,167	2,176
McKissock Investment Holdings, LLC		SF	5.00%	10.48%	3/9/2029	2,444	2,456
						4,611	4,632
Telecommunications
Mavenir Systems, Inc.		SF	5.01%	10.35%	8/18/2028	1,629	1,224
Sandvine Corporation	(5)	SF	4.93%	10.15%	6/28/2027	1,974	387
						3,603	1,611
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	11.21%	5/7/2027	4,879	4,861
						4,879	4,861
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.94%	6/30/2025	4,698	4,203
						4,698	4,203
Total Non-Controlled/Non-Affiliate Senior Secured Loans						108,973	100,583

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	11.95%	9/30/2027	794	459
						794	459

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	3.76%	9.09% Cash/ 1.50% PIK	1/31/2029	4,241	$4,033
						4,241	4,033
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	13.60%	3/12/2029	1,492	1,175
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	13.60%	3/12/2029	510	300
						2,002	1,475
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	12.00%	11/30/2028	1,042	1,045
						1,042	1,045
Total Non-Controlled/Non-Affiliate Junior Secured Loans						8,079	7,012

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	41
							41
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	n/a	—	883
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)(8)	—	—	—	—	—	—
							883
Healthcare & Pharmaceuticals
Cano Health, LLC	(8)	—	—	—	—	—	551
							551
Services: Business
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	587
							587
Telecommunications
Sandvine Corporation (40 shares of Class A units)	(8)	—	—	—	—	—	—
Sandvine Corporation (65 shares of Class B units)	(8)	—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							2,062

TOTAL INVESTMENTS							$109,657
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at June 30, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(3)This investment is based in Canada.
(4)All or a portion of this commitment was unfunded as of June 30, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of June 30, 2024, meaning that we have ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	5.60%	10.95%	2/26/2027	2,414	$2,385
Trident Maritime Systems, Inc.		SF	5.60%	10.95%	2/26/2027	746	737
Trident Maritime Systems, Inc.		SF	5.60%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)		SF	5.60%	10.96%	2/26/2027	319	315
						3,667	3,623
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.29%	12/1/2027	1,358	1,342
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.30%	12/1/2027	388	383
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	10.29%	12/1/2027	132	—
Truck-Lite Co., LLC		SF	6.35%	11.71%	12/14/2026	1,674	1,670
Truck-Lite Co., LLC		SF	6.35%	11.71%	12/14/2026	248	248
Truck-Lite Co., LLC		SF	6.35%	11.71%	12/14/2026	42	42
						3,842	3,685
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	4.75%	10.21%	7/3/2025	3,544	3,539
						3,544	3,539
Capital Equipment
DS Parent, Inc.		SF	5.75%	11.21%	12/8/2028	2,700	2,706
MacQueen Equipment, LLC		SF	5.51%	10.86%	1/7/2028	2,075	2,075
MacQueen Equipment, LLC (Delayed Draw)	(4)	SF	5.51%	10.86%	1/7/2028	591	78
MacQueen Equipment, LLC (Revolver)	(4)	SF	5.51%	10.86%	1/7/2028	296	—
						5,662	4,859
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	12.47%	8/2/2024	1,131	1,020
TJC Spartech Acquisition Corp.		SF	4.75%	10.16%	5/5/2028	4,210	4,063
						5,341	5,083
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	(5)	SF	6.65%	12.04% (e)	9/30/2027	798	798
Runner Buyer INC.		SF	5.61%	11.00%	10/23/2028	2,948	2,333
						3,746	3,131
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.35%	9/26/2025	2,368	2,253
						2,368	2,253
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.11%	10.47%	3/17/2025	2,858	2,855
PVHC Holding Corp		SF	5.65%	11.00% Cash/ 0.75% PIK	2/17/2027	1,895	1,895
						4,753	4,750
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	10.47%	6/22/2026	2,249	2,249
Offen, Inc.		SF	5.11%	10.47%	6/22/2026	858	858
						3,107	3,107
FIRE: Finance
Harbour Benefit Holdings, Inc.		SF	5.15%	10.50%	12/13/2024	2,854	2,852
Harbour Benefit Holdings, Inc.		SF	5.10%	10.46%	12/13/2024	61	61
Minotaur Acquisition, Inc.		SF	4.85%	10.21%	3/27/2026	4,806	4,814
TEAM Public Choices, LLC		SF	5.43%	10.88%	12/17/2027	2,925	2,908
						10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.50%	11.97%	1/30/2026	4,775	1,564
						4,775	1,564

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	(5)	SF	4.10%	9.42%	11/23/2027	1,950	$857
HAH Group Holding Company LLC		SF	5.00%	10.46%	10/29/2027	2,950	2,942
LSCS Holdings, Inc.		SF	4.61%	9.97%	12/15/2028	1,809	1,786
Natus Medical Incorporated		SF	5.50%	10.85%	7/20/2029	4,950	4,604
Paragon Healthcare, Inc.		SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.		SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver)	(4)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.		SF	4.68%	10.18%	7/9/2025	4,737	3,844
						19,354	16,475
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.		SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company		SF	6.61%	11.97%	12/12/2025	2,885	2,791
						11,060	10,746
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.40%	10.75%	4/27/2029	4,320	4,308
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC		SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver)	(4)	SF	4.50%	10.00%	3/28/2025	769	—
						12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC		SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC		SF	5.00%	10.35%	3/30/2029	3,292	3,275
						14,672	12,873
Services: Business
CHA Holdings, Inc		SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc		SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC		SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw)	(4)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.		SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.		SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)		SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc.	(5)	SF	6.68%	12.07%	11/30/2028	1,042	1,041
Secretariat Advisors LLC		SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC		SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.		SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC		SF	5.35%	10.71%	7/11/2025	4,787	4,791
						21,002	20,195
Services: Consumer
360Holdco, Inc.		SF	5.60%	10.96%	8/1/2025	2,124	2,124
360Holdco, Inc.		SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.41%	10/14/2027	2,178	2,153
McKissock Investment Holdings, LLC		SF	5.00%	10.54%	3/9/2029	2,456	2,459
						7,579	7,557
Telecommunications
Intermedia Holdings, Inc.		SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.		SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation		SF	4.50%	9.97%	10/31/2025	1,973	1,598
						5,353	4,444

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Transportation: Cargo
Keystone Purchaser, LLC		SF	6.18%	11.53%	5/7/2027	4,905	$4,868
						4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC		SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC		SF	5.35%	10.71%	10/1/2025	243	239
						1,903	1,841
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.96%	6/30/2025	4,723	3,570
						4,723	3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans						154,006	139,373

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	103
							103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	438
							438

Total Non-Controlled/Non-Affiliate Equities							541

TOTAL INVESTMENTS							$139,914
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. The Company has provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain PIK provision.
(3)This investment is based in Canada.
(4)All or a portion of this commitment was unfunded as of December 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of December 31, 2023, meaning that we have ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Represents a non-income producing security.

Below is certain summarized financial information for SLF as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023:

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value	$109,657	$139,914
Cash and cash equivalents	2,449	1,884
Restricted cash and cash equivalents	3,551	5,265
Interest receivable	1,647	1,380
Other assets	23	6
Total assets	$117,327	$148,449
Liabilities
Revolving credit facility	$50,814	$82,014
Less: Unamortized deferred financing costs	(318)	(717)
Total debt, less unamortized deferred financing costs	50,496	81,297
Interest payable	357	590
Accounts payable and accrued expenses	278	320
Total liabilities	51,131	82,207
Members’ capital	66,196	66,242
Total liabilities and members’ capital	$117,327	$148,449

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Investment income:
Interest income	$3,332	$4,938	$7,370	$10,081
Total investment income	3,332	4,938	7,370	10,081
Expenses:
Interest and other debt financing expenses	1,355	2,302	3,045	4,654
Professional fees and other expenses	130	197	357	403
Total expenses	1,485	2,499	3,402	5,057
Net investment income	1,847	2,439	3,968	5,024
Net gain (loss):
Net realized gain (loss)	46	—	82	(540)
Net change in unrealized gain (loss)	122	(3,077)	(496)	(2,813)
Net gain (loss)	168	(3,077)	(414)	(3,353)
Net increase (decrease) in members’ capital	$2,015	$(638)	$3,554	$1,671
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
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.
As of June 30, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts would be categorized as Level 2 in the fair value hierarchy. As of both June 30, 2024 and December 31, 2023 there were no foreign currency forward contracts outstanding.

Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy:

	Fair Value Measurements
June 30, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$389,942	$389,942
Unitranche secured loans	—	—	3,860	3,860
Junior secured loans	—	—	28,688	28,688
Equity securities	216	—	30,000	30,216
Investments measured at NAV (1) (2)	—	—	—	33,098
Total investments	$216	$—	$452,490	$485,804

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$388,882	$388,882
Unitranche secured loans	—	—	13,877	13,877
Junior secured loans	—	—	26,594	26,594
Equity securities	257	—	25,654	25,911
Investments measured at NAV (1) (2)	—	—	—	33,122
Total investments	$257	$—	$455,007	$488,386
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 7.46% to 20.50% at June 30, 2024 and 7.47% to 20.50% at December 31, 2023. The maturity dates on the loans outstanding at June 30, 2024 range between July 2024 to June 2030.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of March 31, 2024	$404,051	$6,091	$27,427	$29,310	$466,879
Net realized gain (loss) on investments	50	—	—	—	50
Net change in unrealized gain (loss) on investments	315	(1)	(2,591)	(947)	(3,224)
Purchases of investments and other adjustments to cost (1)	22,437	22	1,553	103	24,115
Proceeds from principal payments and sales of investments (2)	(33,067)	(2,252)	(5)	(6)	(35,330)
Reclassifications (3)	(3,844)	—	2,304	1,540	—
Transfers in (out) of Level 3 (4)	—	—	—	—	—
Balance as of June 30, 2024	$389,942	$3,860	$28,688	$30,000	$452,490

	Investments
	Senior Secured Loans	Unitranche Secured Loans	Junior Secured Loans	Equity Securities	Total Level 3 Investments
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
Net realized gain (loss) on investments	50	—	—	4	54
Net change in unrealized gain (loss) on investments	(1,342)	(102)	(1,178)	(3,020)	(5,642)
Purchases of investments and other adjustments to cost (1)	46,013	122	2,640	2,048	50,823
Proceeds from principal payments and sales of investments (2)	(37,105)	(10,037)	(265)	(10)	(47,417)
Reclassifications (3)	(6,556)	—	897	5,659	—
Transfers in (out) of Level 3 (4)	—	—	—	(335)	(335)
Balance as of June 30, 2024	$389,942	$3,860	$28,688	$30,000	$452,490
________________________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization and PIK interest.
(2)Represents net proceeds from investments sold and principal paydowns received.
(3)Represents non-cash reclassification of investment type due to a restructuring.
(4)Represents non-cash transfers between fair value categories due to a restructuring.

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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2024, attributable to Level 3 investments still held at June 30, 2024, was ($2,996) and ($5,499), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and six months ended June 30, 2023, attributable to Level 3 investments still held at June 30, 2023, was ($2,592) and ($4,141), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the six months ended June 30, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring. There were no transfers among Levels 1, 2 and 3 during the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2023.

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
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$237,386		Discounted cash flow	EBITDA multiples	10.8x	4.8x	24.4x
				Market yields	13.6%	9.1%	24.5%
Senior secured loans	117,788		Discounted cash flow	Revenue multiples	5.7x	0.4x	11.8x
				Market yields	11.7%	9.3%	16.7%
Senior secured loans	17,935		Enterprise value	Book value multiples	1.4x	1.4x	1.4x
Senior secured loans	8,056		Liquidation	Probability weighting of alternative outcomes	88.0%	32.4%	91.7%
Senior secured loans	7,855		Enterprise value	Revenue multiples	2.2x	0.4x	2.8x
Unitranche secured loans	3,860		Discounted cash flow	Revenue multiples	8.8x	6.0x	12.5x
				Market yields	13.3%	12.3%	14.1%
Junior secured loans	22,476		Discounted cash flow	Market yields	12.9%	12.1%	13.3%
Junior secured loans	2,322		Liquidation	Probability weighting of alternative outcomes	278.6%	278.6%	278.6%
Junior secured loans	1,840		Discounted cash flow	Revenue multiples	0.6x	0.2x	1.0x
				Market yields	20.5%	18.8%	22.0%
Junior secured loans	1,274		Enterprise value	Revenue multiples	0.7x	0.3x	1.6x
Equity securities	16,684		Enterprise value	EBITDA multiples	10.2x	5.0x	21.5x
Equity securities	9,578		Enterprise value	Revenue multiples	2.3x	0.4x	11.8x
Equity securities	2,308		Option pricing model	Volatility	56.4%	25.0%	72.5%
Equity securities	699		Discounted cash flow	Market yields	16.3%	16.3%	16.3%
Total Level 3 Assets	$450,061	(2)
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $2,429 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

	December 31, 2023
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$238,481		Discounted cash flow	EBITDA multiples	10.5x	5.0x	22.2x
				Market yields	13.2%	9.0%	24.5%
Senior secured loans	112,213		Discounted cash flow	Revenue multiples	5.6x	0.9x	11.8x
				Market yields	11.9%	9.0%	16.6%
Senior secured loans	17,839		Enterprise value	Book value multiples	1.3x	1.3x	1.3x
Senior secured loans	8,352		Liquidation	Probability weighting of alternative outcomes	91.7%	32.4%	95.0%
Senior secured loans	7,054		Enterprise value	Revenue multiples	2.5x	1.6x	2.5x
Senior secured loans	4,322		Enterprise value	EBITDA multiples	7.3x	5.3x	8.3x
Unitranche secured loans	10,126		Discounted cash flow	Market yields	11.9%	11.9%	11.9%
Unitranche secured loans	3,751		Discounted cash flow	Revenue multiples	9.0x	6.0x	12.8x
				Market yields	12.4%	11.9%	12.7%
Junior secured loans	20,661		Discounted cash flow	Market yields	13.1%	12.4%	15.6%
Junior secured loans	2,340		Enterprise value	Revenue multiples	1.6x	1.6x	1.6x
Junior secured loans	2,174		Liquidation	Probability weighting of alternative outcomes	260.8%	—%	260.8%
Junior secured loans	1,419		Discounted cash flow	Revenue multiples	0.4x	0.2x	0.9x
				Market yields	14.2%	13.3%	16.2%
Equity securities	18,994		Enterprise value	EBITDA multiples	8.8x	4.9x	20.5x
Equity securities	2,701		Enterprise value	Revenue multiples	3.7x	0.9x	11.8x
Equity securities	2,160		Option pricing model	Volatility	59.0%	35.0%	70.0%
Equity securities	1,380		Discounted cash flow	EBITDA multiples	6.0x	6.0x	6.0x
				Market yields	19.0%	16.3%	27.5%
Total Level 3 Assets	$453,967	(2)
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $1,040 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. Fair value of the Company’s revolving credit facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2024 and December 31, 2023, the Company believes that the carrying value of its revolving credit facility approximates fair value. The senior unsecured notes (“2026 Notes”) are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s 2026 Notes was $123,494 and $121,145, respectively.

Note 5. Transactions with Affiliate Companies
An affiliate company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$487	$—	$—	$(443)	$8,154
American Community Homes, Inc.	3,990	—	—	—	239	—	—	(218)	4,011
American Community Homes, Inc.	491	—	—	—	30	—	—	(27)	494
American Community Homes, Inc.	1,808	—	—	—	108	—	—	(99)	1,817
American Community Homes, Inc.	3,347	—	—	—	201	—	—	(183)	3,365
American Community Homes, Inc.	16	—	—	—	1	—	—	—	17
American Community Homes, Inc.	77	—	—	—	4	—	—	(4)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	1,070	—	—	(974)	17,935

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(432)	1,500
	1,932	—	—	—	—	—	—	(432)	1,500

Familia Dental Group Holdings, LLC (1,304 Class A units)	2,226	—	254	—	—	—	—	61	2,541
	2,226	—	254	—	—	—	—	61	2,541

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	535	17,768
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	193	6,384
MC Asset Management (Corporate), LLC	10,237	—	—	—	1,081	—	—	—	11,318
MC Asset Management (Corporate), LLC	3,051	—	—	—	323	—	—	—	3,374
MC Asset Management (Corporate), LLC (15.9% of interests)	1,045	—	—	—	—	—	—	(346)	699
	37,757	—	—	—	1,404	—	—	382	39,543

Mnine Holdings, Inc.	55	—	—	—	1	—	—	(4)	52
Mnine Holdings, Inc.	6,187	—	—	—	160	—	—	(481)	5,866
Mnine Holdings, Inc. (Revolver)	658	—	37	(703)	—	—	—	8	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	37	(703)	161	—	—	(477)	5,918

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	—	424
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	—	424

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	—	—	—	—	—	3,323
	3,323	—	—	—	—	—	—	—	3,323

SFR Holdco, LLC (Junior secured loan)	5,539	—	—	—	—	—	—	(127)	5,412
SFR Holdco, LLC (24.4% of equity commitments)	4,372	—	—	—	—	—	—	88	4,460
	9,911	—	—	—	—	—	—	(39)	9,872

TJ Management HoldCo, LLC (Revolver)	—	—	437	—	—	—	—	(1)	436
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	(253)	2,976
	3,229	—	437	—	—	—	—	(254)	3,412
Total non-controlled affiliate company investments	$83,541	$—	$728	$(703)	$2,635	$—	$—	$(1,733)	$84,468
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(24)	$33,098
	33,122	—	—	—	—	—	—	(24)	33,098
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(24)	$33,098

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at June 30, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$756	$—	$—	$(928)	$8,781
American Community Homes, Inc.	4,258	—	—	—	489	—	—	(476)	4,271
American Community Homes, Inc.	543	—	—	—	45	—	—	(56)	532
American Community Homes, Inc.	1,996	—	—	—	168	—	—	(207)	1,957
American Community Homes, Inc.	3,694	—	—	—	312	—	—	(383)	3,623
American Community Homes, Inc.	17	—	—	—	1	—	—	(1)	17
American Community Homes, Inc.	85	—	—	—	8	—	—	(10)	83
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	1,779	—	—	(2,061)	19,264

Ascent Midco, LLC	6,217	—	—	(6,175)	—	16	—	(58)	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(43)	1,926
	8,186	—	—	(6,175)	—	16	—	(101)	1,926

C Parent Holdings, LLC.	146	—	—	—	—	—	—	(146)	—
C Parent Holdings, LLC. (58,779 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	(146)	—

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,625	—	60	—	—	—	—	(244)	2,441
	2,625	—	60	—	—	—	—	(244)	2,441

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	532	16,691
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	192	5,997
MC Asset Management (Corporate), LLC	8,421	—	—	—	839	—	—	—	9,260
MC Asset Management (Corporate), LLC (Delayed Draw)	1,000	—	1,586	—	176	—	—	—	2,762
MC Asset Management (Corporate), LLC (15.9% of interest)	1,291	—	—	—	—	—	—	122	1,413
	32,676	—	1,586	—	1,015	—	—	846	36,123

Mnine Holdings, Inc.	5,492	—	—	—	367	10	—	(10)	5,859
Mnine Holdings, Inc. (Revolver)	214	—	293	—	11	—	—	—	518
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	293	—	378	10	—	(10)	6,377

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	44	426
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	44	426

Second Avenue SFR Holdings II LLC (Revolver) (2)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	—	5,850
SFR Holdco, LLC (24.4% of equity commitments)	3,900	—	—	—	—	—	—	—	3,900
	9,750	—	—	—	—	—	—	—	9,750

TJ Management HoldCo, LLC (Revolver)	80	—	—	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	132	2,898
	2,846	—	—	—	—	—	—	132	2,978
Total non-controlled affiliate company investments	$86,618	$—	$1,939	$(6,175)	$3,172	$26	$—	$(1,534)	$84,046
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$(964)	$34,545
	35,509	—	—	—	—	—	—	(964)	34,545
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$(964)	$34,545

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

	Six Months Ended June 30,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$485	$—	$—	$749	$—	$—
American Community Homes, Inc.	238	—	—	484	—	—
American Community Homes, Inc.	30	—	—	46	—	—
American Community Homes, Inc.	107	—	—	167	—	—
American Community Homes, Inc.	201	—	—	308	—	—
American Community Homes, Inc.	2	—	—	2	—	—
American Community Homes, Inc.	4	—	—	7	—	—
American Community Homes, Inc. (Revolver)	—	—	—	2	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	1,067	—	—	1,765	—	—

Ascent Midco, LLC	—	—	—	384	—	—
Ascent Midco, LLC (Revolver)	—	—	—	2	—	—
Ascent Midco, LLC (Class A units)	—	108	—	—	100	—
	—	108	—	386	100	—

C Parent Holdings, LLC.	—	—	—	172	—	—
	—	—	—	172	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,239	—	—	1,150	—	—
HFZ Capital Group, LLC	424	—	—	414	—	—
MC Asset Management (Corporate), LLC	1,133	—	—	907	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	339	—	—	267	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	3,135	—	—	2,738	—	—

Mnine Holdings, Inc.	—	—	—	389	—	—
Mnine Holdings, Inc.	3	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	9	—	—	28	—	—
Mnine Holdings, Inc. (Class B units)	433	—	—	—	—	—
	445	—	—	417	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	208	—	—	283	—	—
	208	—	—	283	—	—

SFR Holdco, LLC (Junior secured loan)	234	—	—	234	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	234	—	—	234	—	—

TJ Management HoldCo, LLC (Revolver)	7	—	—	9	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	7	—	—	9	—	—

Total non-controlled affiliate company investments	$5,096	$108	$—	$6,004	$100	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$1,800	$—	$—	$1,800	$—
	—	1,800	—	—	1,800	—
Total controlled affiliate company investments	$—	$1,800	$—	$—	$1,800	$—

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
Base management fees for the three and six months ended June 30, 2024 were $2,037 and $4,085, respectively. Base management fees for the three and six months ended June 30, 2023 were $2,163 and $4,363, respectively.
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
The composition of the Company’s incentive fees was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Part one incentive fees (1)	$1,382	$1,481	$2,750	$3,138
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	(1,031)	—	(1,031)	—
Total incentive fees	$351	$1,481	$1,719	$3,138
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

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and six months ended June 30, 2024, the Company incurred $692 and $1,387, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $250 and $459, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and six months ended June 30, 2023, the Company incurred $782 and $1,320, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $224 and $479, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2024 and December 31, 2023, $250 and $255, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of both June 30, 2024 and December 31, 2023, the Company had accounts payable to members of the Board of zero, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 165% and 167%, respectively.
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
As of June 30, 2024 and December 31, 2023, the Company had U.S. dollar borrowings of $177,800 and $174,100, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.1%.
2026 Notes: As of both June 30, 2024 and December 31, 2023, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows:

	Three months ended June 30,
	2024	2023
Interest expense - revolving credit facility	$3,898	$3,909
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	327	326
Total interest and other debt financing expenses	$5,780	$5,790
Average debt outstanding	$315,611	$324,962
Average stated interest rate	6.9%	6.7%

	Six months ended June 30,
	2024	2023
Interest expense - revolving credit facility	$7,523	$7,547
Interest expense - 2026 Notes	3,110	3,110
Amortization of debt issuance costs	654	647
Total interest and other debt financing expenses	$11,287	$11,304
Average debt outstanding	$308,327	$324,524
Average stated interest rate	6.9%	6.6%

Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both June 30, 2024 and December 31, 2023, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
For the three and six months ended June 30, 2024, the Company recognized no net unrealized or realized gain (loss) on foreign currency forward contracts as there were none outstanding during those periods.
For the three and six months ended June 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($1,687) and ($1,507), respectively. For the three and six months ended June 30, 2023, the Company recognized net realized gain (loss) on foreign currency forward contracts of $1,719 and $1,756, respectively.
Note 9. Distributions
The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three and six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Six months ended June 30, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	—	$—	18,219	$134
June 3, 2024	June 17, 2024	June 28, 2024	$0.25	$5,416	—	$—	18,516	$140
Total distributions declared			$0.50	$10,833	—	$—	36,735	$274

Six months ended June 30, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	—	$—	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	$0.25	$5,417	—	$—	9,045	$73
Total distributions declared			$0.50	$10,834	—	$—	19,425	$154
Note 10. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the six months ended June 30, 2024 and 2023.
Note 11. Commitments and Contingencies
Commitments: As of June 30, 2024 and December 31, 2023, the Company had $38,646 and $37,182, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both June 30, 2024 and December 31, 2023, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of June 30, 2024.

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

Note 12. Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Per share data:
Net asset value at beginning of period	$9.40	$10.39
Net investment income (1)	0.56	0.58
Net gain (loss) (1)	(0.26)	(0.63)
Net increase (decrease) in net assets resulting from operations (1)	0.30	(0.05)
Stockholder distributions - income (2)	(0.50)	(0.50)
Net asset value at end of period	$9.20	$9.84
Net assets at end of period	$199,344	$213,208
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$7.61	$8.18
Total return based on market value (3)	14.97%	1.90%
Total return based on average net asset value (4)	3.20%	(0.44)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	12.87%	12.93%
Ratio of total expenses to average net assets (5) (6)	17.88%	17.40%
Portfolio turnover (7)	9.33%	7.46%
________________________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2024 and 2023, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
(6)The following is a schedule of supplemental ratios for the six months ended June 30, 2024 and 2023. These ratios have been annualized unless otherwise noted.

	June 30, 2024	June 30, 2023
Ratio of total investment income to average net assets	30.74%	30.33%
Ratio of interest and other debt financing expenses to average net assets	11.26%	10.34%
Ratio of total expenses (excluding incentive fees) to average net assets	17.02%	15.98%
Ratio of incentive fees to average net assets (7)	0.85%	1.42%
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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the upcoming U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;
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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of June 30, 2024, our portfolio included approximately 80.3% senior secured loans, 0.8% unitranche secured loans, 5.9% junior secured loans and 13.0% equity securities, compared to December 31, 2023, when our portfolio included approximately 79.6% senior secured loans, 2.8% unitranche secured loans, 5.5% junior secured loans and 12.1% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Investment income
We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind (“PIK”) interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments which trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
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
Portfolio and Investment Activity
During the three months ended June 30, 2024, we did not make investments in any new portfolio companies and we invested $21.7 million in 32 existing portfolio companies and had $35.9 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $14.2 million for the period.
During the six months ended June 30, 2024, we invested $10.2 million in three new portfolio companies and $35.7 million in 44 existing portfolio companies and had $48.0 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $2.1 million for the period.
During the three months ended June 30, 2023, we invested $6.3 million in three new portfolio companies and $11.0 million in 28 existing portfolio companies and had $26.6 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $9.3 million for the period.
During the three months ended June 30, 2023, we invested $15.9 million in five new portfolio companies and $23.7 million in 40 existing portfolio companies and had $57.0 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $17.4 million for the period.

The following table shows portfolio yield by security type:

	June 30, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	12.5%	12.5%	12.6%	12.6%
Unitranche secured loans	12.2	13.3	12.8	14.1
Junior secured loans	7.6	7.6	8.6	8.6
Preferred equity securities	2.8	2.8	2.8	2.8
Total	11.9%	11.9%	12.1%	12.1%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both June 30, 2024 and December 31, 2023, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both June 30, 2024 and December 31, 2023, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.
The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands):

	June 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$389,942	80.3%	$388,882	79.6%
Unitranche secured loans	3,860	0.8	13,877	2.8
Junior secured loans	28,688	5.9	26,594	5.5
LLC equity interest in SLF	33,098	6.8	33,122	6.8
Equity securities	30,216	6.2	25,911	5.3
Total	$485,804	100.0%	$488,386	100.0%
Our portfolio composition remained relatively consistent with our portfolio at December 31, 2023. Our effective yields at June 30, 2024 decreased from December 31, 2023, driven primarily by the increase in the number of portfolio companies on non-accrual status.

The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands):

	June 30, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	16,738	3.4	18,495	3.8
Banking	15,069	3.1	15,385	3.2
Beverage, Food & Tobacco	6,285	1.3	6,098	1.2
Capital Equipment	4,910	1.0	4,893	1.0
Chemicals, Plastics & Rubber	4,760	1.0	3,987	0.8
Construction & Building	9,924	2.0	8,813	1.8
Consumer Goods: Durable	8,091	1.7	8,242	1.7
Consumer Goods: Non-Durable	2,721	0.6	2,387	0.5
Environmental Industries	5,968	1.2	5,896	1.2
FIRE: Finance	11,546	2.4	15,388	3.3
FIRE: Real Estate	91,631	18.9	85,153	17.4
Healthcare & Pharmaceuticals	71,831	14.8	69,354	14.2
High Tech Industries	43,561	9.0	40,723	8.3
Hotels, Gaming & Leisure	147	0.0 *	110	0.0 *
Investment Funds & Vehicles	33,098	6.8	33,122	6.8
Media: Advertising, Printing & Publishing	19,902	4.1	20,238	4.1
Media: Broadcasting & Subscription	1,504	0.3	2,217	0.5
Media: Diversified & Production	43,334	8.9	41,897	8.6
Retail	1,522	0.3	1,995	0.4
Services: Business	49,645	10.2	56,655	11.6
Services: Consumer	17,289	3.6	16,772	3.4
Telecommunications	5,463	1.1	7,508	1.5
Transportation: Cargo	5,103	1.1	—	—
Wholesale	15,762	3.2	15,182	3.1
Total	$485,804	100.0%	$488,386	100.0%
_______________________________________________________
*Represents an amount less than 0.1%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	412,813	85.0
3	58,978	12.1
4	8,924	1.8
5	5,089	1.1
Total	$485,804	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	405,888	83.1
3	74,224	15.2
4	4,721	1.0
5	3,553	0.7
Total	$488,386	100.0%
As of June 30, 2024, there were eight borrowers with loans or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve"), BTR Opco LLC (fka Born to Run, LLC), Education Corporation of America (“ECA”), Forman Mills, Inc. ("Forman Mills"), INH Buyer, Inc., NECB Collections, LLC (“NECB”), Thrasio, LLC ("Thrasio") and Vice Acquisition Holdco, LLC), and these investments totaled $9.3 million at fair value, or 1.9% of our total investments at fair value at June 30, 2024. As of December 31, 2023, we had five borrowers with loans or preferred equity investments on non-accrual status (Arcserve, ECA, Forman Mills, NECB and Thrasio), and these investments totaled $7.5 million at fair value, or 1.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Total investment income	$15,627	$16,347
Total operating expenses	8,933	10,256
Net investment income before income taxes	6,694	6,091
Income taxes, including excise taxes	135	167
Net investment income	6,559	5,924
Net realized gain (loss) on investments	506	(39,790)
Net realized gain (loss) on foreign currency forward contracts	—	1,719
Net realized gain (loss) on foreign currency and other transactions	—	(128)
Net realized gain (loss)	506	(38,199)
Net change in unrealized gain (loss) on investments	(3,807)	29,627
Net change in unrealized gain (loss) on foreign currency forward contracts	—	(1,687)
Net change in unrealized gain (loss) on foreign currency and other transactions	—	(1)
Net change in unrealized gain (loss)	(3,807)	27,939
Net increase (decrease) in net assets resulting from operations	$3,258	$(4,336)

	Six Months Ended June 30,
	2024	2023
Total investment income	$30,809	$33,151
Total operating expenses	18,627	20,200
Net investment income before income taxes	12,182	12,951
Income taxes, including excise taxes	153	400
Net investment income	12,029	12,551
Net realized gain (loss) on investments	510	(39,084)
Net realized gain (loss) on foreign currency forward contracts	—	1,756
Net realized gain (loss) on foreign currency and other transactions	—	(131)
Net realized gain (loss)	510	(37,459)
Net change in unrealized gain (loss) on investments	(6,086)	25,439
Net change in unrealized gain (loss) on foreign currency forward contracts	—	(1,507)
Net change in unrealized gain (loss) on foreign currency and other transactions	—	(1)
Net change in unrealized gain (loss)	(6,086)	23,931
Net increase (decrease) in net assets resulting from operations	$6,453	$(977)
Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended June 30,
	2024	2023
Interest income	$11,850	$12,225
PIK interest income	2,099	2,491
Dividend income (1)	1,017	1,057
Other income	265	170
Prepayment gain (loss)	145	106
Accretion of discounts and amortization of premiums	251	298
Total investment income	$15,627	$16,347

	Six months ended June 30,
	2024	2023
Interest income	$23,512	$24,749
PIK interest income	4,214	4,763
Dividend income (2)	2,029	2,152
Other income	302	480
Prepayment gain (loss)	250	349
Accretion of discounts and amortization of premiums	502	658
Total investment income	$30,809	$33,151
________________________________________________________
(1)During the three months ended June 30, 2024 and 2023, the dividend income includes PIK dividends of $116 and $114, respectively.
(2)During the six months ended June 30, 2024 and 2023, the dividend income includes PIK dividends of $229 and $242, respectively.

During the three and six months ended June 30, 2024 investment income decreased by $0.7 million and $2.3 million, as compared to the three and six months ended June 30, 2023, primarily due to a decrease in increase in interest income and PIK interest income. The decrease in interest income is primarily resulting from a reduction in the average investment portfolio and the increase in the number of portfolio companies on non-accrual status. This decrease was partially offset by an increase in base rates as a result of higher base interest rates during the current year periods.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Interest and other debt financing expenses	$5,780	$5,790
Base management fees	2,037	2,163
Incentive fees (1)	351	1,481
Professional fees	199	224
Administrative service fees	250	224
General and administrative expenses	243	334
Directors’ fees	73	40
Total operating expenses	$8,933	$10,256

	Six Months Ended June 30,
	2024	2023
Interest and other debt financing expenses	$11,287	$11,304
Base management fees	4,085	4,363
Incentive fees (1)	1,719	3,138
Professional fees	467	352
Administrative service fees	459	479
General and administrative expenses	461	489
Directors’ fees	149	75
Total operating expenses	$18,627	$20,200
________________________________________________________
(1)Incentive fees during the three and six months ended June 30, 2024 were limited by $1.0 million, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended June 30,
	2024	2023
Interest expense - revolving credit facility	$3,898	$3,909
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	327	326
Total interest and other debt financing expenses	$5,780	$5,790
Average debt outstanding	$315,611	$324,962
Average stated interest rate	6.9%	6.7%

	Six months ended June 30,
	2024	2023
Interest expense - revolving credit facility	$7,523	$7,547
Interest expense - 2026 Notes	3,110	3,110
Amortization of debt issuance costs	654	647
Total interest and other debt financing expenses	$11,287	$11,304
Average debt outstanding	$308,327	$324,524
Average stated interest rate	6.9%	6.6%
During the three and six months ended June 30, 2024 operating expenses decreased by $1.3 million and $1.6 million, as compared to the three and six months ended June 30, 2023, primarily due to decreases in incentive fees and base management fees. The decrease in incentive fees was primarily the result of a $1.0 million Incentive Fee Limitation during the three months ended June 30, 2024. Additionally, decreases in base management fees resulting from lower invested assets during the current year periods also contributed to the decreases in operating expenses.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For both the three and six months ended June 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.2 million for U.S. federal excise tax. For the three and six months ended June 30, 2023, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.2 million for U.S. federal excise tax, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024, we recorded a net tax benefit of $20 thousand and $13 thousand on the consolidated statements of operations for these subsidiaries, respectively. For the three and six months ended June 30, 2023, we recorded a net tax expense of $0.1 million and $0.2 million on the consolidated statements of operations for these subsidiaries, respectively.

Net Realized Gain (Loss)
During the three months ended June 30, 2024 and 2023, we had sales or dispositions of investments resulting in $0.5 million and ($39.8) million of net realized gain (loss) on investments, respectively. During the six months ended June 30, 2024 and 2023, we had sales or dispositions of investments resulting in $0.5 million and ($39.1) million of net realized gain (loss) on investments, respectively. The net realized gains during the three and six months ended June 30, 2024 were primarily related to the realization of the previously recorded unrealized gain on our equity investment in AdTheorent, Inc. The net realized losses during the three and six months ended June 30, 2023 were primarily related to the realization of the previously recorded unrealized loss on our investment in Vinci Brands LLC and realizations on California Pizza Kitchen, Inc. and Forman Mills, Inc.
We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three months ended June 30, 2024 and 2023, we had zero and $1.7 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the six months ended June 30, 2024 and 2023, we had zero and $1.8 million of net realized gain (loss) on foreign currency forward contracts, respectively. During the three months ended June 30, 2024 and 2023 we had zero and ($0.1) million of net realized gain (loss) on foreign currency and other transactions, respectively. During the six months ended June 30, 2024 and 2023 we had zero and ($0.1) million of net realized gain (loss) on foreign currency and other transactions, respectively.
Net Change in Unrealized Gain (Loss)
For the three months ended June 30, 2024 and 2023, our investments had ($3.8) million and $29.6 million of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2024 and 2023, our investments had ($6.1) million and $25.4 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three and six months ended June 30, 2024, the net change in unrealized gain (loss) on investments was primarily attributable to unrealized mark-to-market losses attributable to certain portfolio companies that have underlying credit performance concerns resulting in a risk rating of Grade 3, 4 or 5 on our investment performance risk rating scale that were still held as of June 30, 2024, partially offset by net unrealized gains on the remainder of the portfolio.
During the three and six months ended June 30, 2023, the net change in unrealized gain (loss) on investments was primarily attributable to the reversal of previously recorded unrealized losses upon the disposition of certain assets during the period. This was offset by unrealized mark-to-market losses related to fundamental performance of a couple specific portfolio companies still held in the portfolio as of June 30, 2023 and unrealized mark-to-market losses attributable to our investment in SLF. The SLF’s underlying investments are loans to middle-market borrowers that are generally larger than the rest of our portfolio, which is focused on lower middle-market companies. These upper middle-market loans held within the SLF experienced higher volatility in valuation than the rest of the portfolio during the three and six months ended June 30, 2023.
During both the three and six months ended June 30, 2024 we had no net change in unrealized gain (loss) on foreign currency forward contracts. During the three and six months ended June 30, 2023 our foreign currency forward contracts had ($1.7) million and ($1.5) million of net change in unrealized gain (loss), respectively. For the three months ended June 30, 2024, and 2023 our foreign currency borrowings and cash denominated in foreign currencies had zero and ($1) thousand of net change in unrealized gain (loss), respectively. For the six months ended June 30, 2024, and 2023 our foreign currency borrowings and cash denominated in foreign currencies had zero and ($1) thousand of net change in unrealized gain (loss), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $3.3 million and ($4.3) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.15 and ($0.20), respectively.

For the six months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $6.5 million and ($1.0) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended June 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.30 and ($0.05), respectively.
The $7.6 million and $7.5 million increases in net assets resulting from operations during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively, is primarily the result of lower net losses on the portfolio.
Liquidity and Capital Resources
As of June 30, 2024, we had $3.9 million in cash, $177.8 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $77.2 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on aggregate borrowings outstanding was 165% and 167%, respectively.
Cash Flows
For the six months ended June 30, 2024 and 2023, we experienced a net increase (decrease) in cash and cash equivalents of ($1.1) million and $7.0 million, respectively. For the six months ended June 30, 2024 and 2023, operating activities provided $6.1 million and $25.1 million, respectively, primarily as a result of principal repayments on and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the six months ended June 30, 2024 and 2023, we used $7.1 million and $18.1 million, respectively, in financing activities, primarily as a result of distributions to stockholders, partially offset by net borrowings and repayments, respectively, on our revolving credit facility.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 18, 2024, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both June 30, 2024 and December 31, 2023, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during both the six months ended June 30, 2024 and 2023, respectively.

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
As of June 30, 2024 and December 31, 2023, we had U.S. dollar borrowings of $177.8 million and $174.1 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of both June 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 8.1%.
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

Distributions
Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for both the three and six months ended June 30, 2024 and 2023 totaled $5.4 million ($0.25 per share) and $10.8 million ($0.50 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2024 and 2023, no portion of these distributions would have been characterized as a return of capital to stockholders.
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
SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of June 30, 2024 and December 31, 2023, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of June 30, 2024 and December 31, 2023, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.
As of June 30, 2024 and December 31, 2023, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of June 30, 2024 and December 31, 2023, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of both June 30, 2024 and December 31, 2023, our investment in SLF had a fair value of $33.1 million.
For both the three and six months ended June 30, 2024 and 2023, we received $0.9 million and $1.8 million of dividend income from our LLC equity interest in SLF.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), The SLF Credit Facility allows SLF SPV to borrow up to $110.0 million (reduced from $175.0 million on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of both June 30, 2024 and December 31, 2023, the SLF Credit Facility was accruing a weighted average interest rate of 7.7%.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and six months ended June 30, 2024, SLF incurred $41 thousand and $0.1 million of allocable expenses, respectively. For the three and six months ended June 30, 2023 SLF incurred $46 thousand and $0.1 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.
As of June 30, 2024 and December 31, 2023, SLF had total assets at fair value of $117.3 million and $148.4 million, respectively. As of both June 30, 2024 and December 31, 2023, SLF had four portfolio company investments on non-accrual status with fair values of $4.9 million and $4.3 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of June 30, 2024 and December 31, 2023, SLF had $1.1 million and $3.3 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Secured loans (1)	115,952	150,674
Weighted average current interest rate on secured loans (2)	10.2%	10.2%
Number of portfolio company investments in SLF	39	49
Largest portfolio company investment (1)	6,580	6,580
Total of five largest portfolio company investments (1)	26,308	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
June 30, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	5.65%	10.98%	2/26/2027	2,406	$2,384
Trident Maritime Systems, Inc.		SF	5.65%	10.98%	2/26/2027	746	739
Trident Maritime Systems, Inc.		SF	5.65%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)		SF	5.60%	10.94%	2/26/2027	319	316
						3,659	3,625
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.75%	10.10%	12/1/2027	1,351	1,328
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.23%	12/1/2027	386	379
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	10.25%	12/1/2027	132	31
						1,869	1,738
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	5.50%	10.94%	7/8/2027	3,525	3,525
						3,525	3,525
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	10.85%	1/7/2028	2,032	2,032
MacQueen Equipment, LLC (Delayed Draw)	(4)	SF	5.51%	10.85%	1/7/2028	485	328
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	12.75%	1/7/2028	296	79
						2,813	2,439
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	12.44%	8/2/2024	1,134	956
TJC Spartech Acquisition Corp.		SF	4.75%	10.06%	5/5/2028	4,189	3,259
						5,323	4,215
Consumer Goods: Durable
Runner Buyer INC.		SF	5.61%	10.96%	10/23/2028	2,932	1,740
						2,932	1,740
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.72%	9/26/2025	2,352	2,343
						2,352	2,343
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.11%	10.46%	3/17/2025	2,843	2,828
PVHC Holding Corp		SF	6.15%	11.48% Cash/ 0.75% PIK	2/17/2027	1,893	1,886
						4,736	4,714
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	10.46%	6/22/2026	2,249	2,249
Offen, Inc.		SF	5.11%	10.46%	6/22/2026	854	854
						3,103	3,103
FIRE: Finance
Harbour Benefit Holdings, Inc.		SF	5.15%	10.48%	12/13/2024	2,830	2,830
Harbour Benefit Holdings, Inc.		SF	5.10%	10.44%	12/13/2024	61	61
TEAM Public Choices, LLC		SF	5.00%	10.58%	12/17/2027	2,910	2,912
						5,801	5,803
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	7.76%	13.10%	3/12/2028	606	605
						606	605

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
HAH Group Holding Company LLC		SF	5.00%	10.45%	10/29/2027	2,935	$2,950
LSCS Holdings, Inc.		SF	4.61%	9.96%	12/15/2028	1,800	1,783
Natus Medical Incorporated		SF	5.65%	10.98%	7/20/2029	4,925	4,839
						9,660	9,572
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.45%	7/2/2026	3,300	3,317
Lightbox Intermediate, L.P.		SF	5.11%	10.46%	5/11/2026	4,750	4,608
TGG TS Acquisition Company		SF	6.61%	11.96%	12/12/2025	2,702	2,715
						10,752	10,640
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.40%	10.73%	4/27/2029	4,298	4,288
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.40%	10.73%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.59%	6/5/2026	2,238	2,238
						7,161	6,526
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	11.09%	12/20/2024	6,580	4,992
STATS Intermediate Holdings, LLC		SF	5.51%	10.84%	7/10/2026	4,775	4,680
TA TT Buyer, LLC		SF	4.75%	10.08%	3/30/2029	3,283	3,291
						14,638	12,963
Services: Business
Eliassen Group, LLC		SF	5.75%	11.08%	4/14/2028	3,202	3,166
Eliassen Group, LLC		SF	5.75%	11.09%	4/14/2028	230	228
Engage2Excel, Inc.		SF	6.60%	11.86%	7/1/2024	3,896	3,896
Engage2Excel, Inc.		SF	6.60%	11.86%	7/1/2024	703	703
Engage2Excel, Inc. (Revolver)		SF	6.60%	11.86%	7/1/2024	550	550
Secretariat Advisors LLC		SF	5.01%	10.35%	12/29/2028	1,667	1,663
Secretariat Advisors LLC		SF	5.01%	10.35%	12/29/2028	266	265
SIRVA Worldwide Inc.		SF	5.76%	11.11%	8/4/2025	1,738	1,254
						12,252	11,725
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.33%	10/14/2027	2,167	2,176
McKissock Investment Holdings, LLC		SF	5.00%	10.48%	3/9/2029	2,444	2,456
						4,611	4,632
Telecommunications
Mavenir Systems, Inc.		SF	5.01%	10.35%	8/18/2028	1,629	1,224
Sandvine Corporation	(5)	SF	4.93%	10.15%	6/28/2027	1,974	387
						3,603	1,611
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	11.21%	5/7/2027	4,879	4,861
						4,879	4,861
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.94%	6/30/2025	4,698	4,203
						4,698	4,203
Total Non-Controlled/Non-Affiliate Senior Secured Loans						108,973	100,583

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	11.95%	9/30/2027	794	459
						794	459

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
June 30, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	3.76%	9.09% Cash/ 1.50% PIK	1/31/2029	4,241	$4,033
						4,241	4,033
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	13.60%	3/12/2029	1,492	1,175
Avison Young (USA) Inc.	(3)(5)	SF	8.26%	13.60%	3/12/2029	510	300
						2,002	1,475
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	12.00%	11/30/2028	1,042	1,045
						1,042	1,045
Total Non-Controlled/Non-Affiliate Junior Secured Loans						8,079	7,012

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	41
							41
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	n/a	—	883
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)(8)	—	—	—	—	—	—
							883
Healthcare & Pharmaceuticals
Cano Health, LLC	(8)	—	—	—	—	—	551
							551
Services: Business
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	587
							587
Telecommunications
Sandvine Corporation (40 shares of Class A units)	(8)	—	—	—	—	—	—
Sandvine Corporation (65 shares of Class B units)	(8)	—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							2,062

TOTAL INVESTMENTS							$109,657
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at June 30, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(3)This investment is based in Canada.
(4)All or a portion of this commitment was unfunded as of June 30, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of June 30, 2024, meaning that we have ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Represents a non-income producing security.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	5.60%	10.95%	2/26/2027	2,414	$2,385
Trident Maritime Systems, Inc.		SF	5.60%	10.95%	2/26/2027	746	737
Trident Maritime Systems, Inc.		SF	5.60%	10.96%	2/26/2027	188	186
Trident Maritime Systems, Inc. (Revolver)		SF	5.60%	10.96%	2/26/2027	319	315
						3,667	3,623
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.29%	12/1/2027	1,358	1,342
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.30%	12/1/2027	388	383
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	10.29%	12/1/2027	132	—
Truck-Lite Co., LLC		SF	6.35%	11.71%	12/14/2026	1,674	1,670
Truck-Lite Co., LLC		SF	6.35%	11.71%	12/14/2026	248	248
Truck-Lite Co., LLC		SF	6.35%	11.71%	12/14/2026	42	42
						3,842	3,685
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	4.75%	10.21%	7/3/2025	3,544	3,539
						3,544	3,539
Capital Equipment
DS Parent, Inc.		SF	5.75%	11.21%	12/8/2028	2,700	2,706
MacQueen Equipment, LLC		SF	5.51%	10.86%	1/7/2028	2,075	2,075
MacQueen Equipment, LLC (Delayed Draw)	(4)	SF	5.51%	10.86%	1/7/2028	591	78
MacQueen Equipment, LLC (Revolver)	(4)	SF	5.51%	10.86%	1/7/2028	296	—
						5,662	4,859
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	12.47%	8/2/2024	1,131	1,020
TJC Spartech Acquisition Corp.		SF	4.75%	10.16%	5/5/2028	4,210	4,063
						5,341	5,083
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.)	(5)	SF	6.65%	12.04%	9/30/2027	798	798
Runner Buyer INC.		SF	5.61%	11.00%	10/23/2028	2,948	2,333
						3,746	3,131
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.35%	9/26/2025	2,368	2,253
						2,368	2,253
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.11%	10.47%	3/17/2025	2,858	2,855
PVHC Holding Corp		SF	5.65%	11.00% Cash/ 0.75% PIK	2/17/2027	1,895	1,895
						4,753	4,750
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	10.47%	6/22/2026	2,249	2,249
Offen, Inc.		SF	5.11%	10.47%	6/22/2026	858	858
						3,107	3,107
FIRE: Finance
Harbour Benefit Holdings, Inc.		SF	5.15%	10.50%	12/13/2024	2,854	2,852
Harbour Benefit Holdings, Inc.		SF	5.10%	10.46%	12/13/2024	61	61
Minotaur Acquisition, Inc.		SF	4.85%	10.21%	3/27/2026	4,806	4,814
TEAM Public Choices, LLC		SF	5.43%	10.88%	12/17/2027	2,925	2,908
						10,646	10,635
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.50%	11.97%	1/30/2026	4,775	1,564
						4,775	1,564

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
Cano Health, LLC	(5)	SF	4.10%	9.42%	11/23/2027	1,950	$857
HAH Group Holding Company LLC		SF	5.00%	10.46%	10/29/2027	2,950	2,942
LSCS Holdings, Inc.		SF	4.61%	9.97%	12/15/2028	1,809	1,786
Natus Medical Incorporated		SF	5.50%	10.85%	7/20/2029	4,950	4,604
Paragon Healthcare, Inc.		SF	5.85%	11.25%	1/19/2027	2,105	2,083
Paragon Healthcare, Inc.		SF	5.75%	11.22%	1/19/2027	363	359
Paragon Healthcare, Inc. (Revolver)	(4)	SF	5.75%	11.22%	1/19/2027	490	—
Radiology Partners, Inc.		SF	4.68%	10.18%	7/9/2025	4,737	3,844
						19,354	16,475
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.49%	7/2/2026	3,400	3,323
Lightbox Intermediate, L.P.		SF	5.26%	10.61%	5/11/2026	4,775	4,632
TGG TS Acquisition Company		SF	6.61%	11.97%	12/12/2025	2,885	2,791
						11,060	10,746
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.40%	10.75%	4/27/2029	4,320	4,308
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.40%	10.75%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.63%	6/6/2025	2,250	2,241
Tait LLC		SF	4.50%	10.00%	3/28/2025	4,040	4,026
Tait LLC (Revolver)	(4)	SF	4.50%	10.00%	3/28/2025	769	—
						12,004	10,575
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	11.14%	12/20/2024	6,580	4,914
STATS Intermediate Holdings, LLC		SF	5.51%	10.88%	7/10/2026	4,800	4,684
TA TT Buyer, LLC		SF	5.00%	10.35%	3/30/2029	3,292	3,275
						14,672	12,873
Services: Business
CHA Holdings, Inc		SF	4.61%	9.97%	4/10/2025	1,939	1,908
CHA Holdings, Inc		SF	4.61%	9.97%	4/10/2025	409	402
Eliassen Group, LLC		SF	5.50%	10.85%	4/14/2028	3,218	3,152
Eliassen Group, LLC (Delayed Draw)	(4)	SF	5.50%	10.86%	4/14/2028	739	227
Engage2Excel, Inc.		SF	7.35%	12.53%	7/1/2024	3,918	3,918
Engage2Excel, Inc.		SF	7.35%	12.53%	7/1/2024	707	707
Engage2Excel, Inc. (Revolver)		SF	7.35%	12.53%	7/1/2024	550	550
Output Services Group, Inc.	(5)	SF	6.68%	12.07%	11/30/2028	1,042	1,041
Secretariat Advisors LLC		SF	5.01%	10.36%	12/29/2028	1,676	1,676
Secretariat Advisors LLC		SF	5.01%	10.36%	12/29/2028	267	267
SIRVA Worldwide Inc.		SF	5.76%	11.15%	8/4/2025	1,750	1,556
Teneo Holdings LLC		SF	5.35%	10.71%	7/11/2025	4,787	4,791
						21,002	20,195
Services: Consumer
360Holdco, Inc.		SF	5.60%	10.96%	8/1/2025	2,124	2,124
360Holdco, Inc.		SF	5.60%	10.96%	8/1/2025	821	821
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.41%	10/14/2027	2,178	2,153
McKissock Investment Holdings, LLC		SF	5.00%	10.54%	3/9/2029	2,456	2,459
						7,579	7,557
Telecommunications
Intermedia Holdings, Inc.		SF	6.11%	11.47%	7/21/2025	1,742	1,687
Mavenir Systems, Inc.		SF	5.01%	10.39%	8/18/2028	1,638	1,159
Sandvine Corporation		SF	4.50%	9.97%	10/31/2025	1,973	1,598
						5,353	4,444

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Transportation: Cargo
Keystone Purchaser, LLC		SF	6.18%	11.53%	5/7/2027	4,905	$4,868
						4,905	4,868
Utilities: Oil & Gas
Dresser Utility Solutions, LLC		SF	4.10%	9.46%	10/1/2025	1,660	1,602
Dresser Utility Solutions, LLC		SF	5.35%	10.71%	10/1/2025	243	239
						1,903	1,841
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.96%	6/30/2025	4,723	3,570
						4,723	3,570
Total Non-Controlled/Non-Affiliate Senior Secured Loans						154,006	139,373

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	103
							103
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
Services: Business
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	438
							438

Total Non-Controlled/Non-Affiliate Equities							541

TOTAL INVESTMENTS							$139,914
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at December 31, 2023. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(3)This investment is based in Canada.
(4)All or a portion of this commitment was unfunded as of December 31, 2023. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of December 31, 2023, meaning that we have ceased accruing interest income on the position.
(6)Represents less than 5% ownership of the portfolio company’s voting securities.
(7)Ownership of certain equity investments may occur through a holding company partnership.
(8)Represents a non-income producing security.

Below is certain summarized financial information for SLF as of June 30, 2024 and December 31, 2023, and for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value	$109,657	$139,914
Cash and cash equivalents	2,449	1,884
Restricted cash and cash equivalents	3,551	5,265
Interest receivable	1,647	1,380
Other assets	23	6
Total assets	$117,327	$148,449
Liabilities
Revolving credit facility	$50,814	$82,014
Less: Unamortized deferred financing costs	(318)	(717)
Total debt, less unamortized deferred financing costs	50,496	81,297
Interest payable	357	590
Accounts payable and accrued expenses	278	320
Total liabilities	51,131	82,207
Members’ capital	66,196	66,242
Total liabilities and members’ capital	$117,327	$148,449

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Investment income:
Interest income	$3,332	$4,938	$7,370	$10,081
Total investment income	3,332	4,938	7,370	10,081
Expenses:
Interest and other debt financing expenses	1,355	2,302	3,045	4,654
Professional fees and other expenses	130	197	357	403
Total expenses	1,485	2,499	3,402	5,057
Net investment income	1,847	2,439	3,968	5,024
Net gain (loss):
Net realized gain (loss)	46	—	82	(540)
Net change in unrealized gain (loss)	122	(3,077)	(496)	(2,813)
Net gain (loss)	168	(3,077)	(414)	(3,353)
Net increase (decrease) in members’ capital	$2,015	$(638)	$3,554	$1,671
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
As of June 30, 2024 and December 31, 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $38.6 million and $37.2 million, respectively. As of June 30, 2024 and December 31, 2023, we had unfunded commitments to SLF of $7.3 million, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
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
Market Environment: We believe middle market investments are attractive in the uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. From late 2022 and throughout 2023, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity has shown signs of a rebound in the first half of 2024, leverage and loan-to-value attachment points have stabilized while spreads have compressed in certain pockets of the market.(2) That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
________________________________________________________
(1)As of September 30, 2023. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index.
Bloomberg Indices for US Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE,     Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)LSEG LPC’s 2Q24 Sponsored Middle Market Private Deals Analysis – July 2024.

Significant Accounting Estimates and Critical Accounting Policies
Revenue Recognition
We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
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
Under the valuation policy, the Valuation Designee values investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, the Valuation Designee determines whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.
As of June 30, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During both the three and six months ended June 30, 2024 and 2023, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2024 and 2023.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2022-03 on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting ASU 2023-09 on our financial statements.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(11,841)	$(5,334)	$(6,507)
Down 200 basis points	(7,904)	(3,556)	(4,348)
Down 100 basis points	(3,965)	(1,778)	(2,187)
Up 100 basis points	4,010	1,791	2,219
Up 200 basis points	8,020	3,569	4,451
Up 300 basis points	12,030	5,347	6,683
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
Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2024, we held no investments in foreign currencies or foreign currency forward contracts.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. There have been no material changes known to us during the quarterly period ended June 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarterly period ended June 30, 2024, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 7, 2024	By	/s/ Theodore L. Koenig
Theodore L. Koenig
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Monroe Capital Corporation

Date: August 7, 2024	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Chief Financial Officer and Chief Investment Officer
(Principal Financial and Accounting Officer)
Monroe Capital Corporation