Form 10-Q
period 2024-09-30
MONROE CAPITAL Corp
filed 2024-11-12
CIK 1512931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 11, 2024, the registrant had 21,666,340 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Consolidated Financial Statements
MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$355,273	$371,723
Non-controlled affiliate company investments	86,089	83,541
Controlled affiliate company investments	32,897	33,122
Total investments, at fair value (amortized cost of: $505,008 and $510,876, respectively)	474,259	488,386
Cash and cash equivalents	4,070	4,958
Interest and dividend receivable	22,910	19,349
Other assets	623	493
Total assets	501,862	513,186

Liabilities
Debt	$299,000	$304,100
Less: Unamortized debt issuance costs	(2,254)	(3,235)
Total debt, less unamortized debt issuance costs	296,746	300,865
Interest payable	1,351	3,078
Base management fees payable	2,006	2,100
Incentive fees payable	730	1,319
Accounts payable and accrued expenses	2,090	2,100
Directors' fees payable	46	—
Total liabilities	302,969	309,462

Commitments and contingencies (See Note 11)

Net Assets
Common stock, $0.001 par value, 100,000 shares authorized, 21,666 and 21,666 shares issued and outstanding, respectively	$22	$22
Capital in excess of par value	298,127	298,127
Accumulated undistributed (overdistributed) earnings	(99,256)	(94,425)
Total net assets	$198,893	$203,724
Total liabilities and total net assets	$501,862	$513,186

Net asset value per share	$9.18	$9.40
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$10,408	$11,858	$32,211	$34,782
Payment-in-kind interest income	919	649	2,498	2,240
Dividend income	114	65	235	317
Other income	694	(836)	996	(356)
Total investment income from non-controlled/non-affiliate company investments	12,135	11,736	35,940	36,983
Non-controlled affiliate company investments:
Interest income	1,202	1,174	3,663	4,006
Payment-in-kind interest income	1,402	1,781	4,037	4,953
Dividend income	56	52	164	152
Total investment income from non-controlled affiliate company investments	2,660	3,007	7,864	9,111
Controlled affiliate company investments:
Dividend income	900	900	2,700	2,700
Total investment income from controlled affiliate company investments	900	900	2,700	2,700
Total investment income	15,695	15,643	46,504	48,794

Operating expenses:
Interest and other debt financing expenses	5,517	5,874	16,804	17,178
Base management fees	2,006	2,140	6,091	6,503
Incentive fees	730	1,355	2,449	4,493
Professional fees	239	189	706	541
Administrative service fees	270	228	729	707
General and administrative expenses	270	304	731	793
Directors’ fees	46	38	195	113
Total operating expenses	9,078	10,128	27,705	30,328
Net investment income before income taxes	6,617	5,515	18,799	18,466
Income taxes, including excise taxes	136	95	289	495
Net investment income	6,481	5,420	18,510	17,971

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliate company investments	638	30	1,148	(39,054)
Foreign currency forward contracts	—	—	—	1,756
Foreign currency and other transactions	—	(4)	—	(135)
Net realized gain (loss)	638	26	1,148	(37,433)

Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	(2,743)	(3,346)	(7,072)	24,591
Non-controlled affiliate company investments	771	(1,061)	(962)	(2,595)
Controlled affiliate company investments	(201)	(1,276)	(225)	(2,240)
Foreign currency forward contracts	—	—	—	(1,507)
Foreign currency and other transactions	20	1	20	—
Net change in unrealized gain (loss)	(2,153)	(5,682)	(8,239)	18,249

Net gain (loss)	(1,515)	(5,656)	(7,091)	(19,184)

Net increase (decrease) in net assets resulting from operations	$4,966	$(236)	$11,419	$(1,213)

Per common share data:
Net investment income per share - basic and diluted	$0.30	$0.25	$0.85	$0.83
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.23	$(0.01)	$0.53	$(0.06)
Weighted average common shares outstanding - basic and diluted	21,666	21,666	21,666	21,666
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Stock			Accumulated undistributed (overdistributed) earnings
	Number of shares	Par value	Capital in excess of par value		Total net assets
Balances at June 30, 2023	21,666	$22	$298,700	$(85,514)	$213,208
Net investment income	—	—	—	5,420	5,420
Net realized gain (loss)	—	—	—	26	26
Net change in unrealized gain (loss)	—	—	—	(5,682)	(5,682)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at September 30, 2023	21,666	$22	$298,700	$(91,167)	$207,555

Balances at June 30, 2024	21,666	$22	$298,127	$(98,805)	$199,344
Net investment income	—	—	—	6,481	6,481
Net realized gain (loss)	—	—	—	638	638
Net change in unrealized gain (loss)	—	—	—	(2,153)	(2,153)
Distributions to stockholders	—	—	—	(5,417)	(5,417)
Balances at September 30, 2024	21,666	$22	$298,127	$(99,256)	$198,893

	Common Stock			Accumulated undistributed (overdistributed) earnings
	Number of shares	Par value	Capital in excess of par value		Total net assets
Balances at December 31, 2022	21,666	$22	$298,700	$(73,703)	$225,019
Net investment income	—	—	—	17,971	17,971
Net realized gain (loss)	—	—	—	(37,433)	(37,433)
Net change in unrealized gain (loss)	—	—	—	18,249	18,249
Distributions to stockholders	—	—	—	(16,251)	(16,251)
Balances at September 30, 2023	21,666	$22	$298,700	$(91,167)	$207,555

Balances at December 31, 2023	21,666	$22	$298,127	$(94,425)	$203,724
Net investment income	—	—	—	18,510	18,510
Net realized gain (loss)	—	—	—	1,148	1,148
Net change in unrealized gain (loss)	—	—	—	(8,239)	(8,239)
Distributions to stockholders	—	—	—	(16,250)	(16,250)
Balances at September 30, 2024	21,666	$22	$298,127	$(99,256)	$198,893
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,419	$(1,213)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(1,148)	39,054
Net realized (gain) loss on foreign currency forward contracts	—	(1,756)
Net realized (gain) loss on foreign currency and other transactions	—	135
Net change in unrealized (gain) loss on investments	8,259	(19,756)
Net change in unrealized (gain) loss on foreign currency forward contracts	—	1,507
Net change in unrealized (gain) loss on foreign currency and other transactions	(20)	—
Payment-in-kind interest capitalized	(6,911)	(7,193)
Net accretion of discounts and amortization of premiums	(700)	(857)
Purchases of investments	(71,261)	(52,220)
Proceeds from principal payments, sales of investments and settlement of forward contracts	86,308	65,519
Amortization of debt issuance costs	986	977
Changes in operating assets and liabilities:
Interest and dividend receivable	(3,981)	(2,170)
Other assets	(130)	205
Interest payable	(1,727)	(1,420)
Base management fees payable	(94)	(81)
Incentive fees payable	(589)	(25)
Accounts payable and accrued expenses	10	(927)
Directors’ fees payable	46	38
Net cash provided by (used in) operating activities	20,467	19,817

Cash flows from financing activities:
Borrowings on debt	90,000	79,800
Repayments of debt	(95,100)	(83,300)
Debt issuance costs capitalized	(5)	(57)
Stockholder distributions paid	(16,250)	(16,251)
Net cash provided by (used in) financing activities	(21,355)	(19,808)

Net increase (decrease) in Cash and cash equivalents	(888)	9
Effect of foreign currency exchange rates	—	(135)
Cash and cash equivalents, beginning of period	4,958	5,450
Cash and cash equivalents, end of period	$4,070	$5,324

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$17,436	$17,512
Cash paid for income taxes, including excise taxes during the period	$373	$390

Supplemental disclosure of non-cash activities:
Non-cash purchases of investments	$420	$—
See Notes to Consolidated Financial Statements.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Hastings Manufacturing Company		SF	7.60%	12.45%	4/24/2018	12/30/2025	1,828	$1,828	$1,828	0.9%
Hastings Manufacturing Company		SF	7.60%	12.45%	3/29/2023	12/30/2025	658	658	658	0.4%
Hastings Manufacturing Company		SF	7.60%	12.45%	12/18/2023	12/30/2025	2,024	2,019	2,024	1.0%
Hastings Manufacturing Company (Revolver)	(14)	SF	7.60%	12.45%	3/29/2023	12/30/2025	691	—	—	0.0%
Lifted Trucks Holdings, LLC		SF	5.90%	11.23%	8/2/2021	8/2/2027	6,808	6,734	6,733	3.4%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.90%	11.23%	8/2/2021	8/2/2027	1,667	1,055	1,044	0.5%
Panda Acquisition, LLC		SF	7.60%	12.20%	12/20/2022	10/18/2028	4,331	3,716	3,416	1.7%
							18,007	16,010	15,703	7.9%
Banking
MV Receivables II, LLC	(10)(16)	SF	9.75%	14.95%	7/29/2021	7/29/2026	8,100	7,737	5,082	2.6%
StarCompliance MidCo, LLC		SF	6.10%	10.70%	1/12/2021	1/12/2027	2,000	1,982	2,000	1.0%
StarCompliance MidCo, LLC		SF	6.10%	10.70%	10/12/2021	1/12/2027	335	332	335	0.2%
StarCompliance MidCo, LLC		SF	6.10%	10.70%	5/31/2023	1/12/2027	256	252	256	0.1%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	6.10%	10.70%	1/12/2021	1/12/2027	323	223	223	0.1%
							11,014	10,526	7,896	4.0%
Beverage, Food & Tobacco
LVF Holdings, Inc.		SF	5.90%	10.50%	6/10/2021	6/10/2027	1,455	1,439	1,464	0.7%
LVF Holdings, Inc.		SF	5.90%	10.50%	6/10/2021	6/10/2027	1,392	1,392	1,401	0.7%
LVF Holdings, Inc. (Revolver)	(14)	SF	5.85%	10.70%	6/10/2021	6/10/2027	238	73	73	0.0%
							3,085	2,904	2,938	1.4%
Capital Equipment
CGI Automated Manufacturing, LLC		SF	7.26%	11.87%	9/9/2022	12/17/2026	3,800	3,733	3,772	1.9%
CGI Automated Manufacturing, LLC		SF	7.26%	11.87%	9/30/2022	12/17/2026	1,090	1,074	1,082	0.5%
							4,890	4,807	4,854	2.4%
Chemicals, Plastics & Rubber
Valudor Products LLC		SF	7.61%	10.96% Cash/ 1.50% PIK	6/18/2018	12/31/2026	2,073	2,070	2,240	1.1%
Valudor Products LLC	(17)	SF	7.50%	12.46% PIK	6/18/2018	12/31/2026	326	326	304	0.2%
Valudor Products LLC		SF	7.61%	12.46%	12/22/2021	12/31/2026	884	880	2,262	1.1%
Valudor Products LLC (Revolver)	(14)	SF	7.61%	12.46%	6/18/2018	12/31/2026	548	—	—	0.0%
							3,831	3,276	4,806	2.4%
Construction & Building
MEI Buyer LLC		SF	5.00%	9.85%	6/30/2023	6/29/2029	1,980	1,929	2,020	1.0%
MEI Buyer LLC		SF	5.00%	9.85%	1/9/2024	6/30/2029	1,112	1,102	1,134	0.6%
MEI Buyer LLC (Delayed Draw)	(14)(15)	n/a	n/a	5.00%	6/30/2023	6/29/2029	317	—	—	0.0%
MEI Buyer LLC (Revolver)	(14)	n/a	n/a	5.00%	6/30/2023	6/29/2029	410	—	—	0.0%
TCFIII OWL Buyer LLC		SF	5.61%	10.46%	4/19/2021	4/17/2026	1,983	1,970	1,983	1.0%
TCFIII OWL Buyer LLC		SF	5.61%	10.46%	4/19/2021	4/17/2026	2,422	2,422	2,422	1.2%
TCFIII OWL Buyer LLC		SF	5.61%	10.46%	12/17/2021	4/17/2026	2,174	2,157	2,174	1.1%
							10,398	9,580	9,733	4.9%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Consumer Goods: Durable
Independence Buyer, Inc.		SF	5.90%	11.15%	8/3/2021	8/3/2026	5,345	$5,300	$5,158	2.6%
Independence Buyer, Inc. (Revolver)	(14)	SF	5.85%	11.05%	8/3/2021	8/3/2026	1,423	163	157	0.1%
Recycled Plastics Industries, LLC		SF	7.35%	12.05% Cash/ 0.50% PIK	8/4/2021	8/4/2026	2,801	2,776	2,790	1.4%
Recycled Plastics Industries, LLC (Revolver)	(14)	SF	7.35%	12.05% Cash/ 0.50% PIK	8/4/2021	8/4/2026	284	—	—	0.0%
							9,853	8,239	8,105	4.1%
Consumer Goods: Non-Durable
The Kyjen Company, LLC		SF	7.50%	11.96% Cash/ 0.75% PIK	5/14/2021	4/3/2026	988	983	968	0.5%
The Kyjen Company, LLC		SF	7.25%	11.58% Cash/ 0.75% PIK	9/13/2022	4/3/2026	1	1	1	0.0%
The Kyjen Company, LLC (Revolver)	(14)	SF	7.50%	11.96% Cash/ 0.75% PIK	5/14/2021	4/3/2026	89	—	—	0.0%
Thrasio, LLC	(16)	SF	10.26%	15.54% PIK	7/18/2024	6/18/2029	287	287	278	0.1%
							1,365	1,271	1,247	0.6%
Environmental Industries
Quest Resource Management Group, LLC		SF	6.61%	11.82%	10/19/2020	10/19/2026	844	788	849	0.4%
Quest Resource Management Group, LLC		SF	6.61%	11.82%	10/19/2020	10/19/2026	927	927	933	0.5%
Quest Resource Management Group, LLC		SF	6.61%	11.82%	12/7/2021	10/19/2026	3,297	3,274	3,297	1.6%
Quest Resource Management Group, LLC		SF	6.61%	11.82%	12/7/2021	10/19/2026	333	333	333	0.2%
							5,401	5,322	5,412	2.7%
FIRE: Finance
Avalara, Inc.		SF	6.25%	10.85%	10/19/2022	10/19/2028	4,000	3,925	4,030	2.0%
Avalara, Inc. (Revolver)	(14)	SF	6.25%	10.85%	10/19/2022	10/19/2028	400	—	—	0.0%
GC Champion Acquisition LLC		SF	5.25%	10.53%	8/19/2022	8/18/2028	2,509	2,474	2,509	1.3%
GC Champion Acquisition LLC		SF	5.25%	10.53%	8/19/2022	8/18/2028	697	697	697	0.3%
GC Champion Acquisition LLC		SF	5.25%	10.53%	8/1/2023	8/18/2028	2,091	2,039	2,091	1.1%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.35%	10.20%	8/19/2024	8/18/2028	2,090	1,421	1,421	0.7%
J2 BWA Funding LLC (Revolver)	(10)(14)	n/a	n/a	10.00%	12/24/2020	12/24/2026	2,750	1,700	1,708	0.9%
Liftforward SPV II, LLC	(10)	SF	10.86%	15.71% PIK	11/10/2016	3/31/2025	290	290	260	0.1%
							14,827	12,546	12,716	6.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc.		SF	7.25%	11.85%	7/17/2023	7/17/2029	2,000	$1,948	$2,008	1.0%
Bluesight, Inc. (Revolver)	(14)	SF	7.25%	11.85%	7/17/2023	7/17/2029	174	—	—	0.0%
Brickell Bay Acquisition Corp.		SF	6.65%	11.98%	2/12/2021	2/12/2026	1,846	1,826	1,846	0.9%
Brickell Bay Acquisition Corp.		SF	6.65%	11.98%	5/16/2024	2/12/2026	954	939	957	0.5%
Dorado Acquisition, Inc.		SF	7.60%	12.30% Cash/ 0.50% PIK	6/30/2021	6/30/2026	4,851	4,810	4,718	2.4%
Dorado Acquisition, Inc.		SF	7.65%	12.48% Cash/ 0.50% PIK	11/27/2022	6/30/2026	4,020	3,965	3,910	2.0%
Dorado Acquisition, Inc. (Revolver)	(14)	SF	7.60%	12.30% Cash/ 0.50% PIK	6/30/2021	6/30/2026	596	—	—	0.0%
Forest Buyer, LLC		SF	5.50%	10.10%	3/15/2024	3/15/2030	3,990	3,896	4,030	2.0%
Forest Buyer, LLC		SF	5.00%	9.60%	8/19/2024	3/15/2030	5,875	5,829	5,875	3.0%
Forest Buyer, LLC (Revolver)	(14)	SF	5.00%	9.60%	3/15/2024	3/15/2030	750	—	—	0.0%
INH Buyer, Inc.	(16)	SF	7.00%	8.20% Cash/ 3.50% PIK	6/30/2021	6/28/2028	3,026	3,007	1,558	0.8%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.75%	10.25% Cash/ 2.75% PIK	2/1/2023	2/1/2029	4,972	4,858	4,749	2.4%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.75%	10.25% Cash/ 2.75% PIK	2/6/2024	2/1/2029	2,132	2,075	2,036	1.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC)		SF	7.75%	10.25% Cash/ 2.75% PIK	2/1/2023	2/1/2029	991	991	947	0.5%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (Revolver)	(14)	SF	7.75%	10.02% Cash/ 2.75% PIK	2/1/2023	2/1/2029	818	710	678	0.3%
NationsBenefits, LLC		SF	6.60%	11.80%	8/20/2021	8/26/2027	3,890	3,854	3,890	2.0%
NationsBenefits, LLC		SF	6.60%	11.80%	8/26/2022	8/26/2027	4,636	4,636	4,636	2.3%
NationsBenefits, LLC		SF	6.60%	11.80%	8/26/2022	8/26/2027	5,027	5,027	5,027	2.5%
NationsBenefits, LLC (Revolver)	(14)	SF	6.60%	11.80%	8/20/2021	8/26/2027	2,222	667	667	0.3%
NQ PE Project Colosseum Midco Inc.		SF	7.15%	11.75%	10/4/2022	10/4/2028	3,439	3,388	3,185	1.6%
NQ PE Project Colosseum Midco Inc. (Delayed Draw)	(14)(15)	SF	7.15%	11.75%	10/4/2022	10/4/2028	778	—	—	0.0%
NQ PE Project Colosseum Midco Inc. (Revolver)	(14)	SF	7.15%	11.75%	10/4/2022	10/4/2028	438	—	—	0.0%
Seran BioScience, LLC		SF	7.25%	12.58%	12/31/2020	7/8/2027	2,413	2,398	2,409	1.2%
Seran BioScience, LLC		SF	7.25%	11.95%	7/8/2022	7/8/2027	2,737	2,737	2,734	1.4%
Seran BioScience, LLC		SF	7.25%	12.33%	8/21/2023	7/8/2027	1,440	1,440	1,438	0.7%
Seran BioScience, LLC (Revolver)	(14)	SF	7.25%	12.58%	12/31/2020	7/8/2027	444	—	—	0.0%
TigerConnect, Inc.		SF	6.90%	12.15%	2/16/2022	2/16/2028	3,000	2,962	2,955	1.5%
TigerConnect, Inc. (Delayed Draw)	(14)(15)	SF	6.90%	12.15%	2/16/2022	2/16/2028	225	217	214	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.90%	12.15%	2/16/2022	2/16/2028	429	—	—	0.0%
Vero Biotech Inc.		P	3.75%	12.25%	12/29/2023	1/2/2029	2,500	2,478	2,353	1.2%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.40% Cash/ 4.75% PIK	6/3/2022	6/2/2028	4,791	4,726	4,405	2.2%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.40% Cash/ 4.75% PIK	6/3/2022	6/2/2028	60	60	55	0.0%
Whistler Parent Holdings III, Inc.		SF	8.90%	9.21% Cash/ 4.75% PIK	5/28/2024	6/2/2028	173	173	159	0.1%
Whistler Parent Holdings III, Inc. (Revolver)		SF	8.90%	9.40% Cash/ 4.75% PIK	6/3/2022	6/2/2028	599	599	551	0.3%
							76,236	70,216	67,990	34.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (Delayed Draw)	(14)(15)(16)	SF	8.11%	13.32% PIK	1/2/2024	1/2/2027	551	$148	$331	0.2%
Douglas Holdings, Inc.		SF	5.75%	10.35%	8/27/2024	8/27/2030	2,500	2,463	2,463	1.2%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.35%	8/27/2024	8/27/2030	543	—	—	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.35%	8/27/2024	8/27/2026	309	14	14	0.0%
Douglas Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.35%	8/27/2024	8/27/2030	598	—	—	0.0%
Douglas Holdings, Inc. (Revolver)	(14)	SF	5.75%	10.35%	8/27/2024	8/27/2030	217	—	—	0.0%
Drawbridge Partners, LLC		SF	6.25%	11.10%	9/1/2022	9/1/2028	3,000	2,955	3,000	1.5%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.25%	11.10%	9/1/2022	9/1/2028	874	795	795	0.4%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.25%	11.10%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	6.85% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,206	2,178	2,186	1.1%
Mindbody, Inc.		SF	7.15%	12.40%	2/15/2019	9/30/2025	6,536	6,528	6,536	3.3%
Mindbody, Inc.		SF	7.15%	12.40%	9/22/2021	9/30/2025	207	207	207	0.1%
Mindbody, Inc. (Revolver)	(14)	SF	7.15%	12.40%	2/15/2019	9/30/2025	667	—	—	0.0%
Planful, Inc.		SF	6.76%	12.09%	12/28/2018	12/28/2026	9,500	9,488	9,500	4.8%
Planful, Inc.		SF	6.76%	12.09%	9/12/2022	12/28/2026	530	529	530	0.3%
Planful, Inc.		SF	6.76%	12.09%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.		SF	6.76%	12.09%	2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.		SF	6.76%	12.09%	4/5/2023	12/28/2026	707	693	707	0.4%
Planful, Inc. (Revolver)	(14)	SF	6.50%	11.81%	12/28/2018	12/28/2026	1,105	385	385	0.2%
Recorded Future, Inc.		SF	5.75%	10.60%	6/28/2024	6/28/2030	3,750	3,713	3,748	1.9%
Recorded Future, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.88%	6/28/2024	6/28/2030	870	212	212	0.1%
Recorded Future, Inc. (Revolver)	(14)	SF	5.75%	10.60%	6/28/2024	6/28/2030	408	—	—	0.0%
SoundHound AI, Inc. (fka Amelia Holding II, LLC)	(10)	SF	10.11%	13.96% Cash/ 1.00% PIK	8/6/2024	6/30/2026	1,059	1,043	1,059	0.5%
Sparq Holdings, Inc.		SF	5.75%	11.01%	6/16/2023	6/15/2029	988	962	996	0.5%
Sparq Holdings, Inc.		SF	5.75%	10.35%	6/27/2024	6/25/2029	217	214	218	0.1%
Sparq Holdings, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.35%	6/27/2024	6/25/2029	289	—	—	0.0%
Sparq Holdings, Inc.		SF	5.75%	10.35%	6/16/2023	6/15/2029	221	221	223	0.1%
Sparq Holdings, Inc. (Revolver)	(14)	SF	5.75%	10.35%	6/16/2023	6/15/2029	205	—	—	0.0%
							40,789	34,958	35,320	17.8%
Media: Advertising, Printing & Publishing
Destination Media, Inc.		SF	6.75%	12.01%	6/21/2023	6/21/2028	988	958	1,007	0.5%
Destination Media, Inc. (Delayed Draw)	(14)(15)	SF	6.65%	11.25%	6/21/2023	6/21/2028	500	157	160	0.1%
Destination Media, Inc. (Revolver)	(14)	SF	6.65%	11.25%	6/21/2023	6/21/2028	103	21	21	0.0%
Relevate Health Group, LLC		SF	6.35%	11.47%	9/9/2024	12/31/2026	294	289	294	0.2%
Relevate Health Group, LLC		SF	6.35%	11.55%	11/20/2020	11/20/2025	1,448	1,440	1,446	0.7%
Relevate Health Group, LLC		SF	6.35%	11.55%	11/20/2020	11/20/2025	648	648	647	0.3%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.35%	11.46%	11/20/2020	11/20/2025	316	126	126	0.1%
Spherix Global Inc.		SF	6.36%	11.57%	12/22/2021	12/22/2026	777	770	677	0.3%
Spherix Global Inc. (Revolver)	(14)	SF	6.36%	11.57%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	6.11%	10.96%	1/28/2020	1/28/2025	4,246	4,238	4,246	2.1%
XanEdu Publishing, Inc.		SF	6.11%	10.96%	8/31/2022	1/28/2025	1,688	1,681	1,688	0.9%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.11%	10.96%	1/28/2020	1/28/2025	742	—	—	0.0%
							11,872	10,328	10,312	5.2%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.38% PIK	2/15/2024	1/31/2028	304	$304	$551	0.3%
							304	304	551	0.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC		SF	6.11%	10.96%	1/4/2019	7/3/2025	1,885	1,879	1,864	1.0%
Attom Intermediate Holdco, LLC		SF	6.11%	10.96%	6/25/2020	7/3/2025	460	460	454	0.2%
Attom Intermediate Holdco, LLC		SF	6.11%	10.96%	7/1/2021	7/3/2025	271	269	268	0.1%
Attom Intermediate Holdco, LLC		SF	6.11%	10.96%	8/4/2022	7/3/2025	782	782	773	0.4%
Attom Intermediate Holdco, LLC		SF	6.11%	10.96%	12/22/2022	7/3/2025	395	391	391	0.2%
Attom Intermediate Holdco, LLC (Revolver)		SF	6.11%	10.96%	1/4/2019	7/3/2025	320	320	316	0.2%
Bonterra, LLC		SF	7.00%	11.60%	9/8/2021	9/8/2027	13,437	13,329	13,319	6.7%
Bonterra, LLC		SF	7.75%	13.08% PIK	9/28/2023	9/8/2027	2,175	2,152	2,197	1.1%
Bonterra, LLC (Revolver)	(14)	SF	7.00%	11.60%	9/8/2021	9/8/2027	1,069	620	614	0.3%
Chess.com, LLC		SF	6.60%	11.20%	12/31/2021	12/31/2027	5,850	5,778	5,792	2.9%
Chess.com, LLC (Revolver)	(14)	SF	6.60%	11.20%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	7.75%	6.25% Cash/ 6.75% PIK	2/28/2019	11/28/2025	4,049	4,048	4,038	2.0%
Crownpeak Technology, Inc.		SF	7.75%	6.22% Cash/ 6.75% PIK	9/27/2022	11/28/2025	1,267	1,262	1,264	0.7%
Crownpeak Technology, Inc.		SF	7.75%	6.25% Cash/ 6.75% PIK	2/28/2019	11/28/2025	61	61	61	0.0%
Crownpeak Technology, Inc.		SF	7.75%	6.25% Cash/ 6.75% PIK	9/27/2022	11/28/2025	3,374	3,374	3,365	1.7%
Crownpeak Technology, Inc. (Revolver)		SF	6.75%	12.00%	2/28/2019	11/28/2025	500	500	500	0.3%
Sports Operating Holdings II, LLC		SF	5.85%	10.70%	11/3/2022	11/3/2027	2,940	2,890	2,940	1.5%
Sports Operating Holdings II, LLC (Delayed Draw)	(14)(15)	SF	5.85%	10.70%	11/3/2022	11/3/2027	2,393	1,163	1,163	0.6%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	10.70%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.		SF	7.60%	12.93%	1/12/2023	1/12/2028	3,950	3,864	4,029	2.0%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.60%	12.94%	1/12/2023	1/12/2028	458	73	73	0.0%
							46,807	43,215	43,421	21.9%
Retail
BLST Operating Company, LLC		SF	9.50%	1.00% Cash/ 11.82% PIK	8/28/2020	8/28/2025	728	491	670	0.3%
							728	491	670	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aras Corporation		SF	5.50%	10.10%	4/13/2021	4/13/2029	2,452	$2,441	$2,477	1.2%
Aras Corporation (Revolver)	(14)	SF	5.50%	10.10%	4/13/2021	4/13/2029	335	78	78	0.0%
Burroughs, Inc.		SF	8.60%	12.80% Cash/ 1.00% PIK	12/22/2017	12/20/2024	4,757	4,757	4,735	2.4%
Burroughs, Inc. (Revolver)		SF	8.60%	12.80% Cash/ 1.00% PIK	12/22/2017	12/20/2024	1,236	1,236	1,236	0.6%
Cdata Software, Inc.		SF	5.75%	10.35%	7/18/2024	7/18/2030	6,000	5,896	5,895	3.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.35%	7/18/2024	7/18/2030	556	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.35%	7/18/2024	7/18/2030	778	140	140	0.1%
Cdata Software, Inc. (Revolver)	(14)	SF	5.75%	10.35%	7/18/2024	7/18/2030	667	—	—	0.0%
HS4 Acquisitionco, Inc.		SF	5.85%	10.70%	7/9/2019	7/9/2025	9,723	9,688	9,723	4.9%
HS4 Acquisitionco, Inc. (Revolver)	(14)	SF	5.85%	10.70%	7/9/2019	7/9/2025	817	572	572	0.3%
iCIMS, Inc.		SF	6.25%	11.17%	10/24/2022	8/18/2028	2,500	2,467	2,500	1.3%
Kingsley Gate Partners, LLC		SF	6.65%	11.98%	12/9/2022	12/11/2028	591	582	583	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	11.98%	12/9/2022	12/11/2028	190	190	187	0.1%
Kingsley Gate Partners, LLC		SF	6.65%	11.98%	12/9/2022	12/11/2028	274	274	271	0.1%
Kingsley Gate Partners, LLC (Revolver)	(14)	SF	6.60%	11.80%	12/9/2022	12/11/2028	240	120	118	0.1%
Northeast Contracting Company, LLC		SF	6.26%	11.36%	8/16/2024	8/16/2029	1,500	1,471	1,470	0.7%
Northeast Contracting Company, LLC (Revolver)	(14)	SF	6.26%	11.36%	8/16/2024	8/16/2029	318	—	—	0.0%
Prototek LLC		SF	8.35%	8.55% Cash/ 5.00% PIK	12/8/2022	12/8/2027	2,468	2,416	2,156	1.1%
Prototek LLC (Revolver)	(14)	SF	8.35%	8.55% Cash/ 5.00% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	5.85%	10.70%	3/1/2024	9/30/2027	1,837	1,837	1,837	0.9%
Security Services Acquisition Sub Corp.		SF	5.85%	10.70%	6/17/2024	9/30/2027	5,917	5,917	5,917	3.0%
Security Services Acquisition Sub Corp.		SF	5.85%	10.70%	6/17/2024	9/30/2027	1,815	1,815	1,815	0.9%
Vhagar Purchaser, LLC		SF	6.00%	11.33%	6/9/2023	6/11/2029	3,000	2,925	3,000	1.5%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	6.00%	11.33%	6/9/2023	6/11/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	6.00%	11.33%	6/9/2023	6/11/2029	333	—	—	0.0%
VPS Holdings, LLC		SF	9.11%	11.96% Cash/ 2.00% PIK	10/5/2018	10/4/2024	2,125	2,124	2,165	1.1%
VPS Holdings, LLC		SF	9.11%	11.96% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,754	1,754	1,787	0.9%
VPS Holdings, LLC (Revolver)		SF	9.11%	11.96% Cash/ 2.00% PIK	10/5/2018	10/4/2024	1,007	1,007	1,007	0.5%
							54,145	49,857	49,819	25.1%
Services: Consumer
Express Wash Acquisition Company, LLC		SF	6.76%	12.09%	7/14/2022	7/14/2028	7,067	7,038	7,067	3.6%
Express Wash Acquisition Company, LLC		SF	6.76%	12.09%	7/14/2022	7/14/2028	1,502	1,502	1,502	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(14)	SF	6.76%	12.09%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC		SF	6.26%	11.59%	2/28/2022	2/26/2027	1,564	1,547	1,564	0.8%
Kar Wash Holdings, LLC		SF	6.26%	11.59%	2/28/2022	2/26/2027	1,120	1,120	1,120	0.6%
Kar Wash Holdings, LLC		SF	6.26%	11.59%	8/3/2022	2/26/2027	2,635	2,635	2,635	1.3%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	6.26%	11.34%	5/9/2024	2/26/2027	2,924	1,053	1,053	0.5%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	6.26%	11.34%	2/28/2022	2/26/2027	952	—	—	0.0%
							18,143	15,104	15,150	7.6%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(14)(15)	P	12.00%	18.00% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	$1,301	$1,363	0.7%
American Broadband and Telecommunications Company LLC (Revolver)	(14)	P	12.00%	18.00% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	126	126	0.1%
Calabrio, Inc.		SF	5.50%	10.56%	4/16/2021	4/16/2027	3,392	3,349	3,392	1.7%
Calabrio, Inc.		SF	5.50%	10.56%	12/19/2023	4/16/2027	497	497	499	0.2%
Calabrio, Inc. (Revolver)	(14)	SF	5.50%	10.56%	4/16/2021	4/16/2027	409	—	—	0.0%
							6,175	5,273	5,380	2.7%
Transportation: Cargo
Epika Fleet Services, Inc.		SF	5.75%	10.60%	3/18/2024	3/18/2029	2,985	2,929	3,014	1.5%
Epika Fleet Services, Inc.		SF	5.75%	10.60%	3/18/2024	3/18/2029	1,722	1,706	1,739	0.9%
Epika Fleet Services, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	10.60%	3/18/2024	3/18/2029	864	397	401	0.2%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	5.75%	10.60%	3/18/2024	3/18/2029	652	65	65	0.1%
							6,223	5,097	5,219	2.7%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							344,093	309,324	307,242	154.6%

Unitranche Secured Loans (6)
Services: Business
ASG II, LLC		SF	6.40%	11.65%	5/25/2022	5/25/2028	1,900	1,872	1,898	1.0%
ASG II, LLC		SF	6.40%	11.65%	5/25/2022	5/25/2028	285	285	284	0.1%
Onit, Inc.		SF	7.40%	12.01%	12/20/2021	5/2/2025	1,680	1,674	1,680	0.8%
							3,865	3,831	3,862	1.9%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							3,865	3,831	3,862	1.9%

Junior Secured Loans
Automotive
BTR Opco LLC (fka Born to Run, LLC)	(16)	n/a	n/a	7.50% PIK	9/30/2024	12/31/2027	711	658	726	0.3%
BTR Opco LLC (fka Born to Run, LLC)	(16)	n/a	n/a	5.00% PIK	9/30/2024	12/31/2027	3,664	3,390	23	0.0%
BTR Opco LLC (fka Born to Run, LLC) (Delayed Draw)	(14)(15)(16)	SF	8.76%	13.43% PIK	6/21/2024	12/31/2027	569	407	425	0.2%
							4,944	4,455	1,174	0.5%
Banking
MoneyLion, Inc.	(10)	SF	7.26%	12.51%	3/25/2022	3/24/2026	4,875	4,848	4,881	2.5%
							4,875	4,848	4,881	2.5%
Consumer Goods: Non-Durable
Thrasio, LLC	(16)	SF	10.26%	15.54% PIK	7/18/2024	6/18/2029	881	881	780	0.4%
							881	881	780	0.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
Florida East Coast Industries, LLC	(10)	n/a	n/a	18.00% PIK	8/9/2021	10/11/2024	817	$817	$817	0.4%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	10/1/2026	7,117	7,117	7,108	3.5%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	10/1/2026	1,231	1,231	1,230	0.6%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	10/1/2026	2,209	2,209	2,206	1.1%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/26/2024	10/1/2026	322	322	322	0.2%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/8/2024	10/1/2026	1,514	1,514	1,512	0.8%
							13,210	13,210	13,195	6.6%
High Tech Industries
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	9.00% PIK	8/29/2023	1/2/2029	161	150	172	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	9.00% PIK	7/14/2023	1/2/2029	165	150	175	0.1%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC)	(16)	n/a	n/a	n/a	3/16/2021	3/16/2027	370	363	—	0.0%
							696	663	347	0.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC	(16)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC	(16)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC	(16)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC	(16)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.51% PIK	7/31/2023	1/31/2028	528	528	—	0.0%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.51% PIK	7/31/2023	1/31/2028	671	671	515	0.2%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.51% PIK	7/31/2023	1/31/2028	203	203	156	0.1%
Vice Acquisition Holdco, LLC	(16)	SF	8.26%	13.51% PIK	9/8/2023	1/31/2028	353	353	271	0.1%
							2,790	2,790	942	0.4%
Retail
Forman Mills, Inc.	(16)	n/a	n/a	5.00% PIK	4/27/2023	6/20/2028	1,308	1,308	897	0.5%
							1,308	1,308	897	0.5%
Services: Consumer
Education Corporation of America	(16)(19)	P	11.00%	14.50% Cash/ 5.50% PIK	9/3/2015	n/a	833	830	2,500	1.3%
							833	830	2,500	1.3%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							29,537	28,985	24,716	12.4%

Equity Securities (7) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (256 Class A common units)	(11)	—	—	—	6/21/2024	—	—	263	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(11)(13)	—	—	—	8/2/2021	—	—	111	79	0.0%
								374	79	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Banking
MV Receivables II, LLC (1,458 shares of common stock)	(10)(11)(13)	—	—	—	7/29/2021	—	—	$600	$—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(11)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	—	0.0%
								501	—	0.0%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	(11)	—	—	—	8/3/2021	—	—	81	27	0.0%
								81	27	0.0%
Consumer Goods: Non-Durable
Thrasio, LLC (1,081,253 units)	(11)	—	—	—	6/18/2024	—	—	—	—	0.0%
Thrasio, LLC (15,882 shares of common stock)	(11)	—	—	—	6/18/2024	—	—	1,616	731	0.4%
								1,616	731	0.4%
Construction & Building
MEI Buyer LLC (178 shares of common stock)	(11)	—	—	—	6/30/2023	—	—	178	249	0.1%
								178	249	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2020	3/17/2028	—	67	303	0.2%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2021	3/17/2028	—	—	213	0.1%
								67	516	0.3%
FIRE: Finance
Binah Capital Group, Inc. (fka PKS Holdings, LLC) (34,801 shares of common stock)	(10)(11)(20)	—	—	—	3/15/2024	—	—	234	102	0.1%
J2 BWA Funding LLC (0.3% profit sharing)	(10)(11)(13)	—	—	—	12/24/2020	—	—	—	43	0.0%
								234	145	0.1%
FIRE: Real Estate
Residential Homes for Rent LLC (255,311 Series A preferred units)	(10)(11)(13)	—	—	—	3/5/2024	—	—	1,114	760	0.4%
Residential Homes for Rent LLC (warrant to purchase up to 0.7% of the equity)	(10)(11)(13)	—	—	—	3/5/2024	3/5/2034	—	—	355	0.2%
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(11)(13)	—	—	—	7/2/2021	—	—	2	3,058	1.5%
								1,116	4,173	2.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	$21	$21	0.0%
Bluesight, Inc. (11,087 Class B common units)	(11)	—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	(11)	—	—	—	6/30/2021	—	—	207	152	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	(11)	—	—	—	6/30/2021	—	—	—	—	0.0%
Forest Buyer, LLC (300 Class A units)	(13)	n/a	n/a	8.00% PIK	3/15/2024	—	—	250	232	0.1%
Forest Buyer, LLC (300 Class B units)	(11)(13)	—	—	—	3/15/2024	—	—	—	172	0.1%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	(11)	—	—	—	1/31/2023	—	—	503	188	0.1%
NationsBenefits, LLC (120,760 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	816	1,821	0.9%
NationsBenefits, LLC (106,667 common units)	(11)(13)	—	—	—	8/20/2021	—	—	153	920	0.5%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	(11)	—	—	—	10/4/2022	—	—	327	86	0.0%
Vero Biotech Inc. (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	12/29/2023	12/29/2033	—	—	15	0.0%
								2,277	3,607	1.8%
High Tech Industries
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (59,211 Class A common units)	(11)	—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman GP LLC (fka Arcstor Midco, LLC) (110,294 Class B common units)	(11)	—	—	—	1/2/2024	—	—	—	—	0.0%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (59,211 Class A common units)	(11)	—	—	—	3/16/2021	—	—	4,119	541	0.3%
Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (110,294 Class B common units)	(11)	—	—	—	1/2/2024	—	—	—	1,008	0.4%
Douglas Holdings, Inc. (57,588 Class A common units)	(11)	—	—	—	8/27/2024	—	—	58	58	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	(11)	—	—	—	9/1/2022	—	—	130	153	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	1,113	0.6%
Planful, Inc. (35,791 Class B units)	(11)	—	—	—	5/3/2023	—	—	—	49	0.0%
Recorded Future, Inc. (80,486 Class A units)	(11)(21)	—	—	—	7/3/2019	—	—	81	197	0.1%
SoundHound AI, Inc. (78,504 shares of common stock)	(10)(11)(20)(25)	—	—	—	8/7/2024	—	—	419	365	0.2%
Sparq Holdings, Inc. (300,000 common units)	(11)	—	—	—	6/15/2023	—	—	300	339	0.2%
								5,580	3,823	1.9%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(11)(13)	—	—	—	12/31/2020	—	—	111	124	0.1%
								111	124	0.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Advertising, Printing & Publishing
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(11)(18)	—	—	—	9/18/2015	9/18/2025	—	$—	$1,546	0.8%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	26	0.0%
Relevate Health Group, LLC (40 Class B common units)	(11)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (10 Class A-2 units)	(11)	—	—	—	6/10/2024	—	—	10	3	0.0%
Spherix Global Inc. (81 Class A units)	(11)	—	—	—	12/22/2021	—	—	82	—	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	260	0.1%
								181	1,835	0.9%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)	(11)	—	—	—	7/31/2023	—	—	1,480	—	0.0%
								1,480	—	0.0%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	(11)(13)	—	—	—	1/4/2019	—	—	305	557	0.3%
Chess.com, LLC (2 Class A units)	(11)(13)	—	—	—	12/31/2021	—	—	87	43	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)	(11)(22)	—	—	—	1/12/2023	—	—	203	186	0.1%
								595	786	0.4%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(11)(13)	—	—	—	8/28/2020	—	—	712	420	0.2%
								712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	(11)	—	—	—	11/1/2017	—	—	395	1,034	0.5%
Northeast Contracting Company, LLC (1,072,940 Class A-2 units)	(11)(13)	—	—	—	8/16/2024	—	—	1,073	1,051	0.5%
								1,468	2,085	1.0%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	22	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(11)(13)	—	—	—	11/15/2023	—	—	151	—	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(11)(13)(23)	—	—	—	1/4/2021	—	—	251	275	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	(11)	—	—	—	2/28/2022	—	—	103	116	0.1%
Kar Wash Holdings, LLC (17,988 preferred units)	(11)	—	—	—	6/27/2023	—	—	26	27	0.0%
								8,054	440	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	6/10/2022	6/10/2032	—	$42	$36	0.0%
								42	36	0.0%
Transportation: Cargo
Epika Fleet Services, Inc. (7,826 preferred units)	(11)	—	—	—	3/18/2024	—	—	196	218	0.1%
								196	218	0.1%
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	(11)	—	—	—	12/15/2017	—	—	153	—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	(11)	—	—	—	8/27/2021	—	—	61	50	0.0%
Nearly Natural, Inc. (62,034 Class AAA units)	(11)	—	—	—	8/5/2024	—	—	62	109	0.1%
								276	159	0.1%
Total Non-Controlled/Non-Affiliate Equity Securities								26,102	19,453	9.8%
Total Non-Controlled/Non-Affiliate Company Investments								$368,242	$355,273	178.7%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.46%	9/9/2020	9/30/2025	1,114	$955	$954	0.5%
							1,114	955	954	0.5%
FIRE: Real Estate
American Community Homes, Inc.		SF	2.11%	6.96% PIK	7/22/2014	12/31/2026	13,390	13,390	8,410	4.2%
American Community Homes, Inc.		SF	2.11%	6.96% PIK	7/22/2014	12/31/2026	6,588	6,588	4,137	2.1%
American Community Homes, Inc.		SF	2.11%	6.96% PIK	5/24/2017	12/31/2026	812	812	510	0.3%
American Community Homes, Inc.		SF	2.11%	6.96% PIK	8/10/2018	12/31/2026	2,985	2,985	1,874	0.9%
American Community Homes, Inc.		SF	2.11%	6.96% PIK	3/29/2019	12/31/2026	5,525	5,525	3,470	1.8%
American Community Homes, Inc.		SF	2.11%	6.96% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.		SF	2.11%	6.96% PIK	12/30/2019	12/31/2026	127	127	80	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	2.11%	6.96% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(19)(24)	P	9.46%	17.46% PIK	10/20/2017	n/a	13,242	13,242	18,016	9.1%
HFZ Capital Group LLC	(10)(19)(24)	P	9.46%	17.46% PIK	10/20/2017	n/a	4,758	4,758	6,473	3.3%
MC Asset Management (Corporate), LLC	(10)(24)	SF	15.00%	20.33% PIK	1/26/2021	1/26/2029	11,899	11,899	11,899	6.0%
MC Asset Management (Corporate), LLC	(10)(24)	SF	15.00%	20.33% PIK	4/26/2021	1/26/2029	3,547	3,547	3,547	1.8%
Second Avenue SFR Holdings II LLC (Revolver)	(10)(14)	SF	7.00%	12.34%	8/11/2021	10/31/2024	4,875	1,836	1,873	0.9%
							70,273	64,734	60,305	30.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Mnine Holdings, Inc.		SF	8.26%	7.86% Cash/ 5.00% PIK	11/2/2018	12/30/2024	6,510	$6,510	$6,371	3.2%
Mnine Holdings, Inc.		SF	8.26%	8.51% Cash/ 5.00% PIK	7/27/2023	12/30/2024	57	57	56	0.0%
Mnine Holdings, Inc. (Revolver)	(14)	SF	8.26%	7.86% Cash/ 5.00% PIK	8/9/2022	12/30/2024	747	—	—	0.0%
							7,314	6,567	6,427	3.2%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(19)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	422	0.2%
							1,356	1,312	422	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							80,057	73,568	68,108	34.3%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,481	2.8%
							5,850	5,850	5,481	2.8%
Total Non-Controlled Affiliate Company Junior Secured Loans							5,850	5,850	5,481	2.8%

Equity Securities (8) (12)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(11)(13)	—	—	—	9/9/2020	—	—	1,631	3,082	1.4%
								1,631	3,082	1.4%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	(11)	—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(11)(13)(24)	—	—	—	6/11/2019	—	—	793	—	0.0%
SFR Holdco, LLC (24.4% of equity commitments)	(10)(11)	—	—	—	8/6/2021	—	—	3,900	4,602	2.3%
								4,693	4,602	2.3%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,896	1.0%
Familia Dental Group Holdings, LLC (1,304 Class A units)	(11)(13)	—	—	—	4/8/2016	—	—	4,884	2,920	1.4%
								6,916	4,816	2.4%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	(11)	—	—	—	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(11)(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								14,698	12,500	6.1%
Total Non-Controlled Affiliate Company Investments								$94,116	$86,089	43.2%

Controlled Affiliate Company Investments (9)

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	$42,650	$32,897	16.5%
Total Controlled Affiliate Equity Securities								42,650	32,897	16.5%
Total Controlled Affiliate Company Investments								$42,650	$32,897	16.5%

TOTAL INVESTMENTS								$505,008	$474,259	238.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts
There were no foreign currency forward contracts held as of September 30, 2024.
________________________________________________________
(1)All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted.
(2)The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P") which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate in effect at September 30, 2024. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
(3)Except as otherwise noted, all of the Company’s portfolio company investments, which as of September 30, 2024 represented 238.4% of the Company’s net assets or 94.5% of the Company’s total assets, are subject to legal restrictions on sales.
(4)Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (See Note 4 in the accompanying notes to the consolidated financial statements).
(5)Percentages are based on net assets of $198,893 as of September 30, 2024.
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
(10)This investment is treated as a non-qualifying investment under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 23.4% of the Company’s total assets.
(11)Represents a non-income producing security.
(12)Ownership of certain equity investments may occur through a holding company or partnership.
(13)Investment is held by a taxable subsidiary of the Company. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s wholly-owned taxable subsidiaries.

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands, except for shares and units)
(14)All or a portion of this commitment was unfunded at September 30, 2024. As such, interest is earned only on the funded portion of this commitment.
(15)This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings.
(16)This position was on non-accrual status as of September 30, 2024, meaning that the Company has ceased accruing interest income on the position. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
(17)This investment represents a note convertible to preferred shares of the borrower.
(18)The headquarters of this portfolio company is located in Singapore.
(19)This is a demand note with no stated maturity.
(20)The fair value of this investment was valued using Level 1 inputs. See Note 4 in the accompanying notes to the consolidated financial statements.
(21)As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $16.
(22)As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $189.
(23)As of September 30, 2024, the Company was party to a subscription agreement with a commitment to fund an equity investment of $43.
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
(25)The Company has recorded a contingent liability related to this equity investment. The contingent liability represents 28,660 of the 78,504 shares held as of September 30, 2024. See Note 11 in the accompanying notes to the consolidated financial statements for additional information.
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

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Amelia Holding II, LLC		SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	2,021	$1,970	$2,028	1.0%
Amelia Holding II, LLC (Delayed Draw)	(14)(15)	SF	10.26%	14.61% Cash/ 1.00% PIK	12/21/2022	12/21/2027	668	508	510	0.3%
Amelia Holding II, LLC (Revolver)	(14)	SF	10.00%	14.36% Cash/ 1.00% PIK	12/21/2022	12/21/2027	133	27	27	0.0%
Arcstor Midco, LLC	(16)	SF	8.10%	13.46% PIK	8/29/2023	3/16/2027	155	150	155	0.1%
Drawbridge Partners, LLC		SF	6.75%	12.10%	9/1/2022	9/1/2028	3,000	2,950	3,001	1.5%
Drawbridge Partners, LLC (Delayed Draw)	(14)(15)	SF	6.75%	12.10%	9/1/2022	9/1/2028	874	496	496	0.2%
Drawbridge Partners, LLC (Revolver)	(14)	SF	6.75%	12.10%	9/1/2022	9/1/2028	522	—	—	0.0%
Medallia, Inc.		SF	6.60%	7.95% Cash/ 4.00% PIK	8/15/2022	10/27/2028	2,140	2,107	2,141	1.1%
Mindbody, Inc.		SF	7.15%	12.53%	2/15/2019	2/14/2025	6,536	6,507	6,536	3.2%
Mindbody, Inc.		SF	7.15%	12.53%	9/22/2021	2/14/2025	474	474	474	0.2%
Mindbody, Inc. (Revolver)	(14)	SF	7.15%	12.53%	2/15/2019	2/14/2025	667	—	—	0.0%
Planful, Inc.		SF	6.76%	12.16%	12/28/2018	12/28/2026	9,500	9,500	9,500	4.7%
Planful, Inc.		SF	6.76%	12.16%	9/12/2022	12/28/2026	530	524	530	0.3%
Planful, Inc.		SF	6.76%	12.16%	1/11/2021	12/28/2026	1,326	1,326	1,326	0.7%
Planful, Inc.		SF	6.76%	12.16%	2/11/2022	12/28/2026	884	884	884	0.4%
Planful, Inc.		SF	6.76%	12.16%	4/5/2023	12/28/2026	707	688	708	0.3%
Planful, Inc. (Revolver)		SF	6.76%	12.16%	12/28/2018	12/28/2026	442	442	442	0.2%
Sparq Holdings, Inc.		SF	6.25%	11.43%	6/16/2023	6/15/2029	995	967	1,011	0.5%
Sparq Holdings, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	11.43%	6/16/2023	6/15/2029	222	—	—	0.0%
Sparq Holdings, Inc. (Revolver)	(14)	SF	6.25%	11.43%	6/16/2023	6/15/2029	205	—	—	0.0%
							32,001	29,520	29,769	14.7%
Media: Advertising, Printing & Publishing
Destination Media, Inc.		SF	7.25%	12.43%	6/21/2023	6/21/2028	995	963	1,010	0.5%
Destination Media, Inc. (Delayed Draw)	(14)(15)	SF	7.00%	12.35%	6/21/2023	6/21/2028	500	61	62	0.0%
Destination Media, Inc. (Revolver)	(14)	SF	7.00%	12.35%	6/21/2023	6/21/2028	103	21	21	0.0%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.95%	10/30/2020	10/30/2025	2,425	2,404	2,399	1.2%
North Haven USHC Acquisition, Inc.		SF	6.35%	11.73%	7/29/2022	10/30/2025	2,566	2,542	2,528	1.2%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.95%	3/12/2021	10/30/2025	703	703	695	0.3%
North Haven USHC Acquisition, Inc.		SF	6.60%	11.95%	9/3/2021	10/30/2025	1,419	1,419	1,404	0.7%
North Haven USHC Acquisition, Inc. (Delayed Draw)	(14)(15)	SF	6.35%	11.76%	7/29/2022	10/30/2025	1,056	358	353	0.2%
North Haven USHC Acquisition, Inc. (Revolver)	(14)	SF	6.60%	12.00%	10/30/2020	10/30/2025	416	104	103	0.1%
Relevate Health Group, LLC		SF	6.10%	11.44%	11/20/2020	11/20/2025	1,459	1,446	1,445	0.7%
Relevate Health Group, LLC		SF	6.10%	11.44%	11/20/2020	11/20/2025	653	653	647	0.3%
Relevate Health Group, LLC (Revolver)	(14)	SF	6.10%	11.43%	11/20/2020	11/20/2025	316	84	84	0.0%
Spherix Global Inc.		SF	6.36%	11.71%	12/22/2021	12/22/2026	1,081	1,068	1,048	0.5%
Spherix Global Inc. (Revolver)	(14)	SF	6.36%	11.71%	12/22/2021	12/22/2026	122	—	—	0.0%
XanEdu Publishing, Inc.		SF	6.50%	11.97%	1/28/2020	1/28/2025	4,441	4,413	4,441	2.2%
XanEdu Publishing, Inc.		SF	6.50%	11.97%	8/31/2022	1/28/2025	1,765	1,744	1,768	0.9%
XanEdu Publishing, Inc. (Revolver)	(14)	SF	6.50%	11.97%	1/28/2020	1/28/2025	742	—	—	0.0%
							20,762	17,983	18,008	8.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(19)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	671	$671	$658	0.3%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(19)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	203	203	199	0.1%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (Delayed Draw)	(14)(15)(19)	SF	8.00%	13.65% PIK	9/8/2023	1/31/2028	353	297	292	0.2%
							1,227	1,171	1,149	0.6%
Media: Diversified & Production
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	1/4/2019	7/3/2025	1,900	1,900	1,870	0.9%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	6/25/2020	7/3/2025	463	463	456	0.2%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	7/1/2021	7/3/2025	273	270	269	0.1%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	8/4/2022	7/3/2025	788	788	775	0.4%
Attom Intermediate Holdco, LLC		SF	6.86%	12.22%	12/22/2022	7/3/2025	398	390	392	0.2%
Attom Intermediate Holdco, LLC (Revolver)	(14)	SF	6.86%	12.22%	1/4/2019	7/3/2025	320	216	213	0.1%
Bonterra, LLC		SF	7.25%	12.60%	9/8/2021	9/8/2027	13,437	13,310	13,185	6.5%
Bonterra, LLC		SF	8.00%	13.35% PIK	9/28/2023	9/8/2027	1,968	1,941	1,975	1.0%
Bonterra, LLC (Revolver)	(14)	SF	7.25%	12.60%	9/8/2021	9/8/2027	1,069	321	315	0.2%
Chess.com, LLC		SF	6.60%	11.95%	12/31/2021	12/31/2027	5,895	5,809	5,873	2.9%
Chess.com, LLC (Revolver)	(14)	SF	6.60%	11.95%	12/31/2021	12/31/2027	652	—	—	0.0%
Crownpeak Technology, Inc.		SF	7.35%	12.69%	2/28/2019	2/28/2025	4,000	3,998	4,000	2.0%
Crownpeak Technology, Inc.		SF	7.50%	12.97%	9/27/2022	2/28/2025	1,273	1,260	1,274	0.6%
Crownpeak Technology, Inc.		SF	7.35%	12.69%	2/28/2019	2/28/2025	60	60	60	0.0%
Crownpeak Technology, Inc.		SF	7.35%	12.69%	9/27/2022	2/28/2025	3,333	3,333	3,334	1.6%
Crownpeak Technology, Inc. (Revolver)	(14)	SF	7.35%	12.69%	2/28/2019	2/28/2025	500	67	67	0.0%
Sports Operating Holdings II, LLC		SF	5.85%	11.21%	11/3/2022	11/3/2027	2,963	2,902	2,963	1.6%
Sports Operating Holdings II, LLC (Delayed Draw)	(14)(15)	SF	5.85%	11.21%	11/3/2022	11/3/2027	2,398	241	241	0.1%
Sports Operating Holdings II, LLC (Revolver)	(14)	SF	5.85%	11.21%	11/3/2022	11/3/2027	519	—	—	0.0%
V10 Entertainment, Inc.		SF	7.10%	12.49%	1/12/2023	1/12/2028	3,980	3,878	4,013	2.0%
V10 Entertainment, Inc. (Revolver)	(14)	SF	7.10%	12.49%	1/12/2023	1/12/2028	458	—	—	0.0%
							46,647	41,147	41,275	20.4%
Retail
BLST Operating Company, LLC		SF	9.50%	1.00% Cash/ 12.96% PIK	8/28/2020	8/28/2025	660	423	620	0.3%
							660	423	620	0.3%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Aras Corporation		SF	6.90%	9.04% Cash/ 3.25% PIK	4/13/2021	4/13/2027	2,233	$2,214	$2,250	1.1%
Aras Corporation (Revolver)	(14)	P	5.50%	14.00%	4/13/2021	4/13/2027	150	130	130	0.1%
Burroughs, Inc.		SF	7.60%	12.94%	12/22/2017	12/20/2024	4,901	4,901	4,901	2.4%
Burroughs, Inc. (Revolver)		SF	7.60%	12.94%	12/22/2017	12/20/2024	1,215	1,215	1,215	0.6%
HS4 Acquisitionco, Inc.		SF	6.85%	12.21%	7/9/2019	7/9/2025	9,799	9,735	9,769	4.8%
HS4 Acquisitionco, Inc. (Revolver)	(14)	SF	6.85%	12.21%	7/9/2019	7/9/2025	817	549	548	0.3%
iCIMS, Inc.		SF	7.25%	12.62%	10/24/2022	8/18/2028	2,500	2,462	2,509	1.2%
Kingsley Gate Partners, LLC		SF	6.65%	12.04%	12/9/2022	12/11/2028	596	585	588	0.3%
Kingsley Gate Partners, LLC		SF	6.65%	12.04%	12/9/2022	12/11/2028	191	191	189	0.1%
Kingsley Gate Partners, LLC (Delayed Draw)	(14)(15)	SF	6.65%	12.04%	12/9/2022	12/11/2028	600	132	130	0.1%
Kingsley Gate Partners, LLC (Revolver)	(14)	SF	6.65%	12.04%	12/9/2022	12/11/2028	240	—	—	0.0%
Prototek LLC		SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	2,482	2,419	2,380	1.2%
Prototek LLC (Revolver)	(14)	SF	7.85%	12.44% Cash/ 0.75% PIK	12/8/2022	12/8/2027	288	—	—	0.0%
Relativity ODA LLC		SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	2,107	2,075	2,105	1.0%
Relativity ODA LLC (Revolver)	(14)	SF	6.60%	11.96% PIK	5/12/2021	5/12/2027	180	—	—	0.0%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	3,344	3,331	3,341	1.6%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	2,406	2,406	2,403	1.2%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	9/30/2021	9/30/2026	7,820	7,744	7,812	3.8%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	2,113	2,113	2,111	1.0%
Security Services Acquisition Sub Corp.		SF	6.10%	11.46%	2/15/2019	9/30/2026	1,520	1,520	1,518	0.7%
Vhagar Purchaser, LLC		SF	7.00%	12.39%	6/9/2023	6/8/2029	3,000	2,917	3,000	1.5%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	7.00%	12.39%	6/9/2023	6/8/2029	667	150	150	0.1%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	7.00%	12.39%	6/9/2023	6/8/2029	333	—	—	0.0%
VPS Holdings, LLC		SF	7.11%	12.47%	10/5/2018	10/4/2024	2,397	2,388	2,405	1.2%
VPS Holdings, LLC		SF	7.11%	12.47%	10/5/2018	10/4/2024	1,971	1,971	1,978	1.0%
VPS Holdings, LLC (Revolver)	(14)	SF	7.11%	12.47%	10/5/2018	10/4/2024	1,003	603	603	0.3%
							54,873	51,751	52,035	25.6%
Services: Consumer
Express Wash Acquisition Company, LLC		SF	6.76%	12.16%	7/14/2022	7/14/2028	7,067	7,033	7,067	3.5%
Express Wash Acquisition Company, LLC		SF	6.76%	12.16%	7/14/2022	7/14/2028	1,513	1,513	1,513	0.7%
Express Wash Acquisition Company, LLC (Revolver)	(14)	SF	6.76%	12.16%	7/14/2022	7/14/2028	379	209	209	0.1%
Kar Wash Holdings, LLC		SF	6.76%	12.16%	2/28/2022	2/26/2027	1,576	1,554	1,576	0.8%
Kar Wash Holdings, LLC		SF	6.76%	12.16%	2/28/2022	2/26/2027	1,129	1,129	1,129	0.6%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	6.76%	12.16%	8/3/2022	2/26/2027	2,649	2,230	2,230	1.1%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	6.76%	12.16%	2/28/2022	2/26/2027	571	—	—	0.0%
							14,884	13,668	13,724	6.8%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Telecommunications
American Broadband and Telecommunications Company LLC (Delayed Draw)	(14)(15)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	1,377	$1,266	$1,430	0.7%
American Broadband and Telecommunications Company LLC (Revolver)	(14)	P	12.00%	18.50% Cash/ 2.00% PIK	6/10/2022	6/10/2025	500	124	124	0.1%
Calabrio, Inc.		SF	7.13%	12.48%	4/16/2021	4/16/2027	3,400	3,346	3,421	1.7%
Calabrio, Inc. (Delayed Draw)	(14)(15)	SF	7.13%	12.48%	12/19/2023	4/16/2027	499	—	—	0.0%
Calabrio, Inc. (Revolver)	(14)	SF	7.13%	12.48%	4/16/2021	4/16/2027	409	234	234	0.1%
							6,185	4,970	5,209	2.6%
Wholesale
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	6,523	6,523	6,270	3.1%
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	9/22/2020	3/29/2024	1,691	1,691	1,625	0.8%
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	2/16/2021	3/29/2024	3,076	3,075	2,957	1.5%
Nearly Natural, Inc.		SF	11.50%	12.85% Cash/ 4.00% PIK	8/28/2019	3/29/2024	1,841	1,841	1,770	0.9%
Nearly Natural, Inc. (Revolver)		SF	11.50%	12.85% Cash/ 4.00% PIK	12/15/2017	3/29/2024	2,634	2,634	2,532	1.2%
							15,765	15,764	15,154	7.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							358,567	322,994	323,684	159.2%

Unitranche Secured Loans (6)
Aerospace & Defense
Cassavant Holdings, LLC		SF	7.61%	12.96%	9/8/2021	9/8/2026	7,876	7,784	7,876	3.9%
							7,876	7,784	7,876	3.9%
Services: Business
ASG II, LLC		SF	6.40%	11.78%	5/25/2022	5/25/2028	1,900	1,869	1,900	0.9%
ASG II, LLC (Delayed Draw)	(14)(15)	SF	6.40%	11.78%	5/25/2022	5/25/2028	285	171	171	0.1%
Onit, Inc.		SF	7.50%	12.97%	12/20/2021	5/2/2025	1,680	1,666	1,680	0.8%
							3,865	3,706	3,751	1.8%
Telecommunications
VB E1, LLC		SF	7.75%	13.10%	11/18/2020	11/18/2026	2,250	2,250	2,250	1.1%
							2,250	2,250	2,250	1.1%
Total Non-Controlled/Non-Affiliate Unitranche Secured Loans							13,991	13,740	13,877	6.8%

Junior Secured Loans
Banking
MoneyLion, Inc.	(10)	SF	9.51%	14.86%	3/25/2022	3/24/2026	4,875	4,841	4,918	2.4%
							4,875	4,841	4,918	2.4%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
FIRE: Real Estate
Florida East Coast Industries, LLC	(10)	n/a	n/a	16.00% PIK	8/9/2021	6/28/2024	879	$874	$879	0.4%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	7/2/2026	6,901	6,901	6,794	3.3%
Witkoff/Monroe 700 JV LLC	(10)	n/a	n/a	8.00% Cash/ 4.00% PIK	5/16/2023	7/2/2026	1,194	1,194	1,175	0.6%
Witkoff/Monroe 700 JV LLC (Delayed Draw)	(10)(14)(15)	n/a	n/a	8.00% Cash/ 4.00% PIK	9/25/2023	7/22/2026	2,147	1,378	1,356	0.7%
							11,121	10,347	10,204	5.0%
High Tech Industries
Arcstor Midco, LLC	(16)	SF	7.85%	13.21% PIK	3/16/2021	3/16/2027	4,572	4,482	2,185	1.1%
Arcstor Midco, LLC	(16)	SF	8.10%	13.46% PIK	7/14/2023	3/16/2027	155	150	155	0.1%
							4,727	4,632	2,340	1.2%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	5/2/2019	n/a	637	637	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	11/4/2019	n/a	122	122	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	5/2/2019	n/a	200	200	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(11)(19)(20)	n/a	n/a	n/a	5/2/2019	n/a	76	76	—	0.0%
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.)	(19)	SF	8.26%	13.64% PIK	7/31/2023	1/31/2028	528	528	464	0.2%
							1,563	1,563	464	0.2%
Retail
Forman Mills, Inc.	(16)	n/a	3.90%	3.90% PIK	4/27/2023	6/20/2028	1,308	1,308	955	0.5%
							1,308	1,308	955	0.5%
Services: Consumer
Education Corporation of America	(16)(20)	P	11.00%	14.00% Cash/ 5.50% PIK	9/3/2015	n/a	833	831	2,174	1.1%
							833	831	2,174	1.1%
Total Non-Controlled/Non-Affiliate Junior Secured Loans							24,427	23,522	21,055	10.4%

Equity Securities (7) (12)
Automotive
BTR Opco LLC (fka Born to Run, LLC) (269,438 Class A units)	(11)	—	—	—	4/1/2021	—	—	269	—	0.0%
Lifted Trucks Holdings, LLC (111,111 Class A shares)	(11)(13)	—	—	—	8/2/2021	—	—	111	57	0.0%
								380	57	0.0%
Banking
MV Receivables II, LLC (1,458 common units)	(10)(11)(13)	—	—	—	7/29/2021	—	—	600	—	0.0%
MV Receivables II, LLC (warrant to purchase up to 0.8% of the equity)	(10)(11)(13)	—	—	—	7/28/2021	7/28/2031	—	363	—	0.0%
								963	—	0.0%
Chemicals, Plastics & Rubber
Valudor Products LLC (501,014 Class A-1 units)	(13)	n/a	n/a	10.00% PIK	6/18/2018	—	—	501	307	0.2%
								501	307	0.2%
Consumer Goods: Durable
Independence Buyer, Inc. (81 Class A units)	(11)	—	—	—	8/3/2021	—	—	$81	$56	0.0%
								81	56	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Construction & Building
MEI Buyer LLC (155 shares of common stock)	(11)	—	—	—	6/30/2023	—	—	155	158	0.1%
								155	158	0.1%
Environmental Industries
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2020	3/17/2028	—	67	257	0.1%
Quest Resource Management Group, LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	10/19/2021	3/17/2028	—	—	180	0.1%
								67	437	0.2%
FIRE: Finance
J2 BWA Funding LLC (0.3% profit sharing)	(10)(11)(13)	—	—	—	12/24/2020	—	—	—	40	0.0%
PKS Holdings, LLC (5,680 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	58	251	0.1%
PKS Holdings, LLC (5,714 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
PKS Holdings, LLC (132 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	1	6	0.0%
PKS Holdings, LLC (916 preferred units)	(10)	n/a	n/a	12.00% PIK	11/30/2017	—	—	9	39	0.0%
								77	375	0.1%
FIRE: Real Estate
Witkoff/Monroe 700 JV LLC (2,141 preferred units)	(10)(13)	n/a	n/a	8.00% Cash/ 4.00% PIK	7/2/2021	—	—	3	2,152	1.1%
								3	2,152	1.1%
Healthcare & Pharmaceuticals
Bluesight, Inc. (21 Class A preferred units)		n/a	n/a	9.00% PIK	7/17/2023	—	—	21	19	0.0%
Bluesight, Inc. (11,087 Class B common units)	(11)	—	—	—	7/17/2023	—	—	—	—	0.0%
Dorado Acquisition, Inc. (189,922 Class A-1 units)	(11)	—	—	—	6/30/2021	—	—	207	209	0.1%
Dorado Acquisition, Inc. (189,922 Class A-2 units)	(11)	—	—	—	6/30/2021	—	—	—	32	0.0%
KL Moon Acquisition, LLC (fka Spectrum Science Communications, LLC) (0.1% shares of the equity)	(11)	—	—	—	1/31/2023	—	—	491	422	0.2%
NationsBenefits, LLC (116,460 Series B units)	(13)	n/a	n/a	5.00% PIK	8/20/2021	—	—	781	706	0.3%
NationsBenefits, LLC (106,667 common units)	(11)(13)	—	—	—	8/20/2021	—	—	153	—	0.0%
NQ PE Project Colosseum Midco Inc. (327,133 common units)	(11)	—	—	—	10/4/2022	—	—	327	326	0.2%
Seran BioScience, LLC (33,333 common units)	(11)(13)	—	—	—	12/31/2020	—	—	334	755	0.4%
Vero Biotech Inc. (warrant to purchase up to 0.19% of the equity)	(11)	—	—	—	12/29/2023	12/29/2033	—	—	—	0.0%
								2,314	2,469	1.2%
High Tech Industries
Amelia Holding II, LLC (warrant to purchase up to 0.1% of the equity)	(11)	—	—	—	12/21/2022	12/21/2032	—	—	29	0.0%
Drawbridge Partners, LLC (130,433 Class A-1 units)	(11)	—	—	—	9/1/2022	—	—	130	147	0.1%
Planful, Inc. (473,082 Class A units)		n/a	n/a	8.00% PIK	12/28/2018	—	—	473	942	0.5%
Planful, Inc. (35,791 Class B units)	(11)	—	—	—	5/3/2023	—	—	—	23	0.0%
Recorded Future, Inc. (80,486 Class A units)	(11)(21)	—	—	—	7/3/2019	—	—	81	261	0.1%
Sparq Holdings, Inc. (300,000 common units)	(11)	—	—	—	6/15/2023	—	—	300	312	0.2%
								984	1,714	0.9%
Hotels, Gaming & Leisure
Equine Network, LLC (108 Class A units)	(11)(13)	—	—	—	12/31/2020	—	—	111	110	0.1%
								111	110	0.1%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Media: Advertising, Printing & Publishing
AdTheorent Holding Company, Inc. (177,362 shares of common stock)	(10)(11)(22)	—	—	—	12/22/2016	—	—	$114	$257	0.1%
InMobi Pte, Ltd. (warrant to purchase up to 2.8% of the equity)	(10)(11)(18)	—	—	—	9/18/2015	9/18/2025	—	—	1,695	0.8%
Relevate Health Group, LLC (40 preferred units)		n/a	n/a	12.00% PIK	11/20/2020	—	—	40	19	0.0%
Relevate Health Group, LLC (40 Class B common units)	(11)	—	—	—	11/20/2020	—	—	—	—	0.0%
Spherix Global Inc. (81 Class A units)	(11)	—	—	—	12/22/2021	—	—	81	34	0.0%
XanEdu Publishing, Inc. (49,479 Class A units)		n/a	n/a	8.00% PIK	1/28/2020	—	—	49	225	0.1%
								284	2,230	1.0%
Media: Broadcasting & Subscription
Vice Acquisition Holdco, LLC (fka Vice Group Holding Inc.) (1,480,000 Class A units)	(11)(19)	—	—	—	7/31/2023	—	—	1,480	604	0.3%
								1,480	604	0.3%
Media: Diversified & Production
Attom Intermediate Holdco, LLC (297,197 Class A units)	(11)(13)	—	—	—	1/4/2019	—	—	297	362	0.2%
Chess.com, LLC (2 Class A units)	(11)(13)	—	—	—	12/31/2021	—	—	87	75	0.0%
V10 Entertainment, Inc. (392,157 shares of common units)	(11)(23)	—	—	—	1/12/2023	—	—	203	185	0.1%
								587	622	0.3%
Retail
BLST Operating Company, LLC (139,883 Class A units)	(11)(13)	—	—	—	8/28/2020	—	—	712	420	0.2%
								712	420	0.2%
Services: Business
APCO Worldwide, Inc. (100 Class A voting common stock)	(11)	—	—	—	11/1/2017	—	—	395	869	0.4%
								395	869	0.4%
Services: Consumer
Education Corporation of America - Series G Preferred Stock (8,333 shares)	(16)	n/a	n/a	12.00% PIK	9/3/2015	—	—	7,492	—	0.0%
Express Wash Acquisition Company, LLC (31,200 Class A common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (31 Class A preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	31	32	0.0%
Express Wash Acquisition Company, LLC (146,770 Class B common units)	(11)(13)	—	—	—	11/15/2023	—	—	—	—	0.0%
Express Wash Acquisition Company, LLC (147 Class B preferred units)	(13)	n/a	n/a	8.00% PIK	11/15/2023	—	—	127	26	0.0%
IDIG Parent, LLC (245,958 shares of common stock)	(11)(13)(24)	—	—	—	1/4/2021	—	—	250	306	0.2%
Kar Wash Holdings, LLC (99,807 Class A units)	(11)	—	—	—	2/28/2022	—	—	103	75	0.0%
Kar Wash Holdings, LLC - (8,619 preferred units)	(11)	—	—	—	6/27/2023	—	—	11	11	0.0%
								8,014	450	0.2%
Telecommunications
American Broadband and Telecommunications Company LLC (warrant to purchase up to 0.2% of the equity)	(11)	—	—	—	6/10/2022	6/10/2032	—	42	49	0.0%
								42	49	0.0%

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Wholesale
Nearly Natural, Inc. (152,174 Class A units)	(11)	—	—	—	12/15/2017	—	—	$153	$—	0.0%
Nearly Natural, Inc. (61,087 Class AA units)	(11)	—	—	—	8/27/2021	—	—	61	28	0.0%
								214	28	0.0%
Total Non-Controlled/Non-Affiliate Equity Securities								17,364	13,107	6.3%
Total Non-Controlled/Non-Affiliate Company Investments								$377,620	$371,723	182.7%

Non-Controlled Affiliate Company Investments (8)
Senior Secured Loans
Beverage, Food & Tobacco
TJ Management HoldCo LLC (Revolver)	(14)	SF	5.61%	10.94%	9/9/2020	6/28/2024	477	$—	$—	0.0%
							477	—	—	0.0%
FIRE: Real Estate
American Community Homes, Inc.		SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	12,648	12,647	8,110	4.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	7/22/2014	12/31/2026	6,223	6,223	3,990	2.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	5/24/2017	12/31/2026	767	766	491	0.2%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	8/10/2018	12/31/2026	2,819	2,819	1,808	0.9%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	3/29/2019	12/31/2026	5,219	5,219	3,347	1.6%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	9/30/2019	12/31/2026	25	25	16	0.0%
American Community Homes, Inc.		SF	2.11%	7.47% PIK	12/30/2019	12/31/2026	120	120	77	0.0%
American Community Homes, Inc. (Revolver)	(14)	SF	2.11%	7.47% PIK	3/30/2020	12/31/2026	2,500	—	—	0.0%
HFZ Capital Group LLC	(10)(20)(25)	P	9.46%	17.96% PIK	10/20/2017	n/a	13,242	13,242	17,233	8.5%
HFZ Capital Group LLC	(10)(20)(25)	P	9.46%	17.96% PIK	10/20/2017	n/a	4,758	4,758	6,191	3.0%
MC Asset Management (Corporate), LLC	(10)(25)	SF	15.00%	20.39% PIK	1/26/2021	1/26/2024	10,237	10,237	10,237	5.0%
MC Asset Management (Corporate), LLC	(10)(25)	SF	15.00%	20.39% PIK	4/26/2021	1/26/2024	3,051	3,051	3,051	1.5%
Second Avenue SFR Holdings II LLC (Revolver)	(10)(14)	SF	7.00%	12.34%	8/11/2021	8/9/2024	4,875	3,323	3,323	1.6%
							66,484	62,430	57,874	28.3%
High Tech Industries
Mnine Holdings, Inc.		SF	8.26%	13.61% PIK	11/2/2018	12/30/2024	6,266	6,266	6,187	3.0%
Mnine Holdings, Inc.		SF	8.26%	13.61% PIK	7/27/2023	12/30/2024	55	55	55	0.0%
Mnine Holdings, Inc. (Revolver)	(14)	SF	7.26%	12.61%	8/9/2022	12/30/2024	747	$666	$658	0.3%
							7,068	6,987	6,900	3.3%
Services: Consumer
NECB Collections, LLC (Revolver)	(14)(16)(20)	L	11.00%	16.94%	6/25/2019	n/a	1,356	1,312	424	0.2%
							1,356	1,312	424	0.2%
Total Non-Controlled Affiliate Senior Secured Loans							75,385	70,729	65,198	31.8%

Junior Secured Loans
FIRE: Real Estate
SFR Holdco, LLC	(10)	n/a	n/a	8.00%	8/6/2021	7/28/2028	5,850	5,850	5,539	2.7%
							5,850	5,850	5,539	2.7%
Total Non-Controlled Affiliate Company Junior Secured Loans							5,850	5,850	5,539	2.7%

Equity Securities (8)(12)

MONROE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2023
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Beverage, Food & Tobacco
TJ Management HoldCo LLC (16 shares of common stock)	(11)(13)	—	—	—	9/9/2020	—	—	$1,631	$3,229	1.6%
								1,631	3,229	1.6%
FIRE: Real Estate
American Community Homes, Inc. (4,940 shares of common stock)	(11)	—	—	—	12/29/2022	—	—	—	—	0.0%
MC Asset Management (Corporate), LLC (15.9% of interests)	(10)(11)(13)(25)	—	—	—	6/11/2019	—	—	793	1,045	0.5%
SFR Holdco, LLC (24.4% of equity commitments) (#)	(10)(11)	—	—	—	8/6/2021	—	—	3,900	4,372	2.1%
								4,693	5,417	2.6%
Healthcare & Pharmaceuticals
Ascent Midco, LLC (2,032,258 Class A units)	(13)	n/a	n/a	8.00% PIK	2/5/2020	—	—	2,032	1,932	0.9%
Familia Dental Group Holdings, LLC (1,230 Class A units)	(11)(13)	—	—	—	4/8/2016	—	—	4,213	2,226	1.1%
								6,245	4,158	2.0%
High Tech Industries
Mnine Holdings, Inc. (6,400 Class B units)	(11)	—	—	—	6/30/2020	—	—	—	—	0.0%
								—	—	0.0%
Services: Consumer
NECB Collections, LLC (20.8% of LLC units)	(11)(13)	—	—	—	6/21/2019	—	—	1,458	—	0.0%
								1,458	—	0.0%
Total Non-Controlled Affiliate Equity Securities								14,027	12,804	6.2%
Total Non-Controlled Affiliate Company Investments								$90,606	$83,541	40.7%

Controlled Affiliate Company Investments (9)
Equity Securities
Investment Funds & Vehicles
MRCC Senior Loan Fund I, LLC (50.0% of the equity interests)	(10)	—	—	—	10/31/2017	—	—	42,650	33,122	16.3%
Total Controlled Affiliate Equity Securities								42,650	33,122	16.3%
Total Controlled Affiliate Company Investments								$42,650	$33,122	16.3%

TOTAL INVESTMENTS								$510,876	$488,386	239.7%

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
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "SF"), London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate ("Prime" or "P"), which reset daily, monthly, quarterly or semiannually. For each such investment, the Company has provided the spread over SOFR, LIBOR or Prime, as applicable, and the current contractual interest rate at December 31, 2023. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind ("PIK") provision.
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
(18)    The headquarters of this portfolio company is located in Singapore.
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
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2024, the Company received return of capital distributions from its equity investments of zero and $6, respectively. For both the three and nine months ended September 30, 2023, the Company did not receive return of capital distributions from its equity investments.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $3,246 and $3,806 as of September 30, 2024 and December 31, 2023, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2024 totaled $344 and $912, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2023 totaled $202 and $1,003, respectively. Upon the prepayment of a loan or debt security, any unamortized premium or discount or loan origination fees are recorded as interest income.

The components of the Company’s investment income were as follows:

	Three months ended September 30,
	2024	2023
Interest income	$11,303	$12,804
PIK interest income	2,321	2,430
Dividend income (1)	1,070	1,017
Other income (3)	694	(836)
Prepayment gain (loss)	109	29
Accretion of discounts and amortization of premiums	198	199
Total investment income	$15,695	$15,643

	Nine months ended September 30,
	2024	2023
Interest income	$34,815	$37,553
PIK interest income	6,535	7,193
Dividend income (2)	3,099	3,169
Other income (3)	996	(356)
Prepayment gain (loss)	359	378
Accretion of discounts and amortization of premiums	700	857
Total investment income	$46,504	$48,794
________________________________________________________
(1)During the three months ended September 30, 2024 and 2023, dividend income includes PIK dividends of $115 and $117, respectively.
(2)During the nine months ended September 30, 2024 and 2023, dividend income includes PIK dividends of $344 and $359, respectively.
(3)During the three and nine months ended September 30, 2023 there was a reversal of $1,046 of previously accrued other income associated with the Company’s former loan investment in IT Global Holding, LLC.
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
Non-accrual: Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. As of September 30, 2024 and December 31, 2023, there were nine and five borrowers, respectively, with a loan or preferred equity investment on non-accrual status. The fair value of the Company’s investments on non-accrual status totaled $14,862 and $7,456 at September 30, 2024 and December 31, 2023, respectively.

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
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs of $2,254 and $3,235 respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and nine months ended September 30, 2024 was $332 and $986, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2023 was $330 and $977, respectively.
Offering Costs
Offering costs include, among other things, fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of debt and equity offerings. Offering costs from equity offerings are charged against the proceeds from the offering within the consolidated statements of changes in net assets. Offering costs from debt offerings are reclassified to unamortized deferred financing costs on the consolidated statements of assets and liabilities as noted above. As of both September 30, 2024 and December 31, 2023, other assets on the consolidated statements of assets and liabilities included $262 of deferred offering costs, which will be charged against the proceeds from future debt or equity offerings when completed.

Investments Denominated in Foreign Currency
As of both September 30, 2024 and December 31, 2023, the Company held no investments denominated in a foreign currency.
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
Income Taxes
The Company has elected to be treated, qualifies and intends to qualify annually as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment available to RICs. As long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders. Rather, any tax liability related to income earned by the Company represents an obligation of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for the preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2024, the Company recorded a net expense on the consolidated statements of operations of $136 and $302 for U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2023, the Company recorded a net expense on the consolidated statements of operations of $95 and $345 for U.S. federal excise tax, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded an accrual for U.S. federal excise taxes of $164 and $247, respectively, which were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Company’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, the Company recorded a net tax expense (benefit) of zero and ($13), respectively, on the consolidated statements of operations for these subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a net tax expense of zero and $150, respectively, on the consolidated statements of operations for these subsidiaries. As of both September 30, 2024 and December 31, 2023, there were no payables for corporate-level income taxes.
The Company accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company did not take any material uncertain income tax positions through September 30, 2024. The 2020 through 2023 tax years remain subject to examination by U.S. federal and state tax authorities.
Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2024, except as disclosed in Note 13.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024 and 2023.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2024		December 31, 2023
Amortized Cost:
Senior secured loans	$382,892	75.8%	$393,723	77.1%
Unitranche secured loans	3,831	0.8	13,740	2.7
Junior secured loans	34,835	6.9	29,372	5.8
LLC equity interest in SLF	42,650	8.4	42,650	8.3
Equity securities	40,800	8.1	31,391	6.1
Total	$505,008	100.0%	$510,876	100.0%

	September 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$375,350	79.2%	$388,882	79.6%
Unitranche secured loans	3,862	0.8	13,877	2.8
Junior secured loans	30,197	6.4	26,594	5.5
LLC equity interest in SLF	32,897	6.9	33,122	6.8
Equity securities	31,953	6.7	25,911	5.3
Total	$474,259	100.0%	$488,386	100.0%

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2024		December 31, 2023
Amortized Cost:
United States
Midwest	$164,048	32.5%	$158,383	31.0%
Northeast	108,660	21.5	108,707	21.3
Southeast	123,177	24.4	134,899	26.4
Southwest	19,005	3.8	25,163	4.9
West	90,118	17.8	83,724	16.4
International (1)	—	—	—	—
Total	$505,008	100.0%	$510,876	100.0%
___________________________________________________
(1)Includes one equity security with no cost basis as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024		December 31, 2023
Fair Value:
United States
Midwest	$139,091	29.3%	$135,352	27.7%
Northeast	107,549	22.8	110,180	22.6
Southeast	117,805	24.8	130,595	26.8
Southwest	19,550	4.1	25,610	5.2
West	88,718	18.7	84,954	17.3
International	1,546	0.3	1,695	0.3
Total	$474,259	100.0%	$488,386	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2024		December 31, 2023
Amortized Cost
Aerospace & Defense	$—	—%	$7,784	1.5%
Automotive	20,839	4.1	19,781	3.9
Banking	16,337	3.2	16,290	3.2
Beverage, Food & Tobacco	5,490	1.1	4,481	0.9
Capital Equipment	4,807	1.0	4,880	1.0
Chemicals, Plastics & Rubber	3,777	0.7	2,934	0.6
Construction & Building	9,758	1.9	8,689	1.7
Consumer Goods: Durable	8,320	1.6	8,295	1.6
Consumer Goods: Non-Durable	3,768	0.7	3,415	0.7
Environmental Industries	5,389	1.1	5,421	1.1
FIRE: Finance	12,780	2.5	14,771	2.9
FIRE: Real Estate	89,603	17.8	87,226	17.1
Healthcare & Pharmaceuticals	79,409	15.8	70,992	13.9
High Tech Industries	47,768	9.5	42,123	8.2
Hotels, Gaming & Leisure	111	0.0 *	111	0.0 *
Investment Funds & Vehicles	42,650	8.4	42,650	8.3
Media: Advertising, Printing & Publishing	10,509	2.1	18,267	3.6
Media: Broadcasting & Subscription	4,574	0.9	4,214	0.8
Media: Diversified & Production	43,810	8.7	41,734	8.2
Retail	2,511	0.5	2,443	0.5
Services: Business	55,156	10.9	55,852	10.9
Services: Consumer	26,758	5.3	25,283	4.9
Telecommunications	5,315	1.1	7,262	1.4
Transportation: Cargo	5,293	1.0	—	—
Wholesale	276	0.1	15,978	3.1
Total	$505,008	100.0%	$510,876	100.0%

	September 30, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	16,956	3.6	18,495	3.8
Banking	12,777	2.7	15,385	3.2
Beverage, Food & Tobacco	6,974	1.5	6,098	1.2
Capital Equipment	4,854	1.0	4,893	1.0
Chemicals, Plastics & Rubber	4,806	1.0	3,987	0.8
Construction & Building	9,982	2.1	8,813	1.8
Consumer Goods: Durable	8,132	1.7	8,242	1.7
Consumer Goods: Non-Durable	2,758	0.6	2,387	0.5
Environmental Industries	5,928	1.2	5,896	1.2
FIRE: Finance	12,861	2.7	15,388	3.3
FIRE: Real Estate	87,756	18.6	85,153	17.4
Healthcare & Pharmaceuticals	76,413	16.2	69,354	14.2
High Tech Industries	45,917	9.7	40,723	8.3
Hotels, Gaming & Leisure	124	0.0 *	110	0.0 *
Investment Funds & Vehicles	32,897	6.9	33,122	6.8
Media: Advertising, Printing & Publishing	12,147	2.6	20,238	4.1
Media: Broadcasting & Subscription	1,493	0.3	2,217	0.5
Media: Diversified & Production	44,207	9.3	41,897	8.6
Retail	1,987	0.4	1,995	0.4
Services: Business	55,766	11.8	56,655	11.6
Services: Consumer	18,512	3.9	16,772	3.4
Telecommunications	5,416	1.1	7,508	1.5
Transportation: Cargo	5,437	1.1	—	—
Wholesale	159	0.0*	15,182	3.1
Total	$474,259	100.0%	$488,386	100.0%
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
SLF’s profits and losses are allocated to the Company and LSW in accordance with their respective ownership interests. As of September 30, 2024 and December 31, 2023, the Company and LSW each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2024 and December 31, 2023, SLF had $100,000 in equity commitments from its members (in the aggregate), of which $85,300 was funded.

As of September 30, 2024 and December 31, 2023, the Company had committed to fund $50,000 of LLC equity interest subscriptions to SLF. As of September 30, 2024 and December 31, 2023, $42,650 of the Company’s LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of September 30, 2024 and December 31, 2023, our investment in SLF had a fair value of $32,897 and $33,121, respectively.
For the three and nine months ended of both September 30, 2024 and 2023, the Company received $900 and $2,700 of dividend income from its LLC equity interest in SLF, respectively.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”). The SLF Credit Facility allows SLF SPV to borrow up to $110,000 (reduced from $175,000 on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of September 30, 2024 and December 31, 2023, the SLF Credit Facility was accruing a weighted average interest rate of 7.4% and 7.7%, respectively.
SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2024, SLF incurred $37 and $120 of allocable expenses, respectively. For the three and nine months ended September 30, 2023, SLF incurred $45 and $154 of allocable expenses, respectively. There are no agreements or understandings by which the Company guarantees any SLF obligations.
As of September 30, 2024 and December 31, 2023, SLF had total assets at fair value of $107,818 and $148,449, respectively. As of both September 30, 2024 and December 31, 2023, SLF had four portfolio company investments on non-accrual status with a fair value of $4,541 and $4,260, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which the Company may invest directly. Additionally, as of September 30, 2024 and December 31, 2023, SLF had $1,083 and $3,332, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Secured loans (1)	102,253	150,674
Weighted average current interest rate on secured loans (2)	9.7%	10.2%
Number of portfolio company investments in SLF	36	49
Largest portfolio company investment (1)	4,913	6,580
Total of five largest portfolio company investments (1)	23,966	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
September 30, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	5.65%	10.25%	2/26/2027	2,391	$2,359
Trident Maritime Systems, Inc.		SF	5.65%	10.25%	2/26/2027	746	736
Trident Maritime Systems, Inc.		SF	5.65%	10.50%	2/26/2027	187	184
Trident Maritime Systems, Inc. (Revolver)		SF	5.60%	10.45%	2/26/2027	319	315
						3,643	3,594
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.96%	12/1/2027	1,347	1,326
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.16%	12/1/2027	385	379
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	10.15%	12/1/2027	132	31
						1,864	1,736
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	5.60%	10.45%	7/8/2027	3,516	3,516
						3,516	3,516
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	10.36%	1/7/2028	2,032	2,032
MacQueen Equipment, LLC		SF	5.51%	10.12%	1/7/2028	446	446
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	12.25%	1/7/2028	296	79
						2,774	2,557
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	12.32%	10/2/2024	1,137	893
TJC Spartech Acquisition Corp.		SF	4.75%	10.05%	5/5/2028	4,178	3,267
						5,315	4,160
Consumer Goods: Durable
Runner Buyer INC.		SF	5.61%	10.67%	10/23/2028	2,925	1,481
						2,925	1,481
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.17%	9/26/2025	2,348	2,338
						2,348	2,338
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.11%	9.96%	3/17/2025	2,835	2,496
PVHC Holding Corp		SF	6.90%	10.79% Cash/ 0.75% PIK	2/17/2027	1,892	1,874
						4,727	4,370
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	9.96%	6/22/2026	2,249	2,205
Offen, Inc.		SF	5.11%	9.96%	6/22/2026	852	835
						3,101	3,040
FIRE: Finance
TEAM Public Choices, LLC		SF	5.00%	10.51%	12/17/2027	2,902	2,875
						2,902	2,875
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.51%	11.20%	3/12/2028	603	606
						603	606

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.		SF	4.61%	9.46%	12/15/2028	1,795	$1,795
Natus Medical Incorporated		SF	5.65%	10.25%	7/20/2029	4,912	4,814
						6,707	6,609
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.16%	7/2/2026	3,250	3,183
Lightbox Intermediate, L.P.		SF	5.11%	9.96%	5/11/2026	4,738	4,595
TGG TS Acquisition Company		SF	6.61%	11.46%	12/12/2025	2,518	2,529
						10,506	10,307
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.25%	9.85%	4/27/2029	4,309	4,303
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.25%	9.85%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.20%	6/5/2026	2,232	2,232
						7,166	6,535
Media: Diversified & Production
STATS Intermediate Holdings, LLC		SF	5.51%	10.64%	7/10/2026	4,763	4,637
TA TT Buyer, LLC		SF	4.75%	9.35%	3/30/2029	3,275	3,276
						8,038	7,913
Services: Business
Eliassen Group, LLC		SF	5.75%	10.35%	4/14/2028	3,194	3,180
Eliassen Group, LLC		SF	5.75%	10.74%	4/14/2028	230	229
Secretariat Advisors LLC		SF	4.86%	9.71%	12/29/2028	1,663	1,659
Secretariat Advisors LLC		SF	4.86%	9.71%	12/29/2028	265	265
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.81%	2/20/2029	381	241
						5,733	5,574
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.04%	10/14/2027	2,161	2,154
McKissock Investment Holdings, LLC		SF	5.00%	10.44%	3/9/2029	2,438	2,445
						4,599	4,599
Telecommunications
Mavenir Systems, Inc.		SF	5.01%	10.07%	8/18/2028	1,625	1,096
Sandvine Corporation	(5)	n/a	n/a	2.00%	6/28/2027	1,974	365
						3,599	1,461
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	10.71%	5/7/2027	4,867	4,849
						4,867	4,849
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.45%	6/30/2025	4,685	4,309
						4,685	4,309
Total Non-Controlled/Non-Affiliate Senior Secured Loans						89,618	82,429

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	11.98%	9/30/2027	792	515
						792	515
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.88% Cash/ 1.50% PIK	1/31/2029	4,247	4,172
						4,247	4,172

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	1.76%	6.71% Cash/ 6.50% PIK	3/12/2029	1,492	$1,175
Avison Young (USA) Inc.	(3)(5)	SF	1.76%	6.71% Cash/ 6.50% PIK	3/12/2029	510	297
						2,002	1,472
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	10.88%	10/15/2028	4,479	4,157
						4,479	4,157
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	12.00%	11/30/2028	1,042	1,042
SIRVA Worldwide Inc.		SF	8.00%	13.13%	8/20/2029	1,156	1,145
						2,198	2,187
Total Non-Controlled/Non-Affiliate Junior Secured Loans						13,718	12,503

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	40
							40
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	n/a	—	541
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)(8)	—	—	—	—	—	—
							541
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)	(8)	—	—	—	—	—	909
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)	(8)	—	—	—	6/28/2029	—	1
							910
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (61,590 shares of common units)	(8)	—	—	—	—	—	1,089
							1,089
Services: Business
SIRVA Worldwide Inc. (2,252 Class A common shares)	(8)	—	—	—	—	—	527
SIRVA Worldwide Inc. (518 Class A preferred shares)	(8)	—	—	—	—	—	37
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	604
							1,168
Telecommunications
Sandvine Corporation (40 shares of Class A units)	(8)	—	—	—	—	—	—
Sandvine Corporation (65 shares of Class B units)	(8)	—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							3,748

TOTAL INVESTMENTS							$98,680

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at September 30, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of September 30, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of September 30, 2024, meaning that we have ceased accruing interest income on the position.
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
(3)The headquarters of this portfolio company is located in Canada.
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

Below is certain summarized financial information for SLF as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value	$98,680	$139,914
Cash and cash equivalents	1,394	1,884
Restricted cash and cash equivalents	6,623	5,265
Interest receivable	1,108	1,380
Other assets	13	6
Total assets	$107,818	$148,449
Liabilities
Revolving credit facility	$41,614	$82,014
Less: Unamortized debt issuance costs	(116)	(717)
Total debt, less unamortized debt issuance costs	41,498	81,297
Interest payable	293	590
Accounts payable and accrued expenses	233	320
Total liabilities	42,024	82,207
Members’ capital	65,794	66,242
Total liabilities and members’ capital	$107,818	$148,449

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Investment income:
Interest income	$2,975	$3,936	$10,345	$14,017
Total investment income	2,975	3,936	10,345	14,017
Expenses:
Interest and other debt financing expenses	1,159	2,194	4,204	6,848
Professional fees and other expenses	120	146	477	549
Total expenses	1,279	2,340	4,681	7,397
Net investment income	1,696	1,596	5,664	6,620
Net gain (loss):
Net realized gain (loss)	—	(274)	82	(814)
Net change in unrealized gain (loss)	(298)	(2,073)	(794)	(4,886)
Net gain (loss)	(298)	(2,347)	(712)	(5,700)
Net increase (decrease) in members’ capital	$1,398	$(751)	$4,952	$920

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
As of September 30, 2024, the Valuation Designee determined, in good faith, the fair value of the Company’s portfolio investments in accordance with GAAP and the Company’s valuation procedures based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time.

Foreign Currency Forward Contracts
The valuation for the Company’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts would be categorized as Level 2 in the fair value hierarchy. As of both September 30, 2024 and December 31, 2023 there were no foreign currency forward contracts outstanding.
Fair Value Disclosures
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy:

	Fair Value Measurements
September 30, 2024	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$375,350	$375,350
Unitranche secured loans	—	—	3,862	3,862
Junior secured loans	—	—	30,197	30,197
Equity securities	467	—	31,486	31,953
Investments measured at NAV (1) (2)	—	—	—	32,897
Total investments	$467	$—	$440,895	$474,259

	Fair Value Measurements
December 31, 2023	Level 1	Level 2	Level 3	Total
Investments:
Senior secured loans	$—	$—	$388,882	$388,882
Unitranche secured loans	—	—	13,877	13,877
Junior secured loans	—	—	26,594	26,594
Equity securities	257	—	25,654	25,911
Investments measured at NAV (1) (2)	—	—	—	33,122
Total investments	$257	$—	$455,007	$488,386
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
Senior secured loans, unitranche secured loans and junior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating, and are based on current market conditions and credit ratings of the borrower. Excluding loans on non-accrual, the contractual interest rates on the loans ranged from 6.96% to 20.33% at September 30, 2024 and 7.47% to 20.50% at December 31, 2023. The maturity dates on the loans outstanding at September 30, 2024 range between October 2024 to August 2030.

The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of June 30, 2024	$389,942	$3,860	$28,688	$30,000	$452,490
Net realized gain (loss) on investments	1	—	—	637	638
Net change in unrealized gain (loss) on investments	(2,398)	(3)	357	240	(1,804)
Purchases of investments and other adjustments to cost (1)	25,097	5	1,160	1,633	27,895
Proceeds from principal payments and sales of investments (2)	(37,292)	—	(8)	(1,024)	(38,324)
Balance as of September 30, 2024	$375,350	$3,862	$30,197	$31,486	$440,895

	Investments
	Senior secured loans	Unitranche secured loans	Junior secured loans	Equity securities	Total Level 3 investments
Balance as of December 31, 2023	$388,882	$13,877	$26,594	$25,654	$455,007
Net realized gain (loss) on investments	51	—	—	641	692
Net change in unrealized gain (loss) on investments	(3,740)	(105)	(821)	(2,780)	(7,446)
Purchases of investments and other adjustments to cost (1)	71,110	127	3,800	3,681	78,718
Proceeds from principal payments and sales of investments (2)	(74,397)	(10,037)	(273)	(1,034)	(85,741)
Reclassifications (3)	(6,556)	—	897	5,659	—
Transfers in (out) of Level 3 (4)	—	—	—	(335)	(335)
Balance as of September 30, 2024	$375,350	$3,862	$30,197	$31,486	$440,895
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
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2024, attributable to Level 3 investments still held at September 30, 2024, was ($1,737) and ($6,293), respectively. The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2023, attributable to Level 3 investments still held at September 30, 2023, was ($5,664) and ($9,596), respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. During the nine months ended September 30, 2024, one investment transferred from Level 3 to Level 1 as a result of a restructuring. There were no transfers among Levels 1, 2 and 3 during the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023.

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
The following tables present quantitative information about the valuation techniques and significant unobservable inputs of the Company's Level 3 investments as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Fair Value		Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
						Minimum	Maximum
Assets:
Senior secured loans	$227,350		Discounted cash flow	EBITDA multiples	11.4x	4.8x	31.1x
				Market yields	12.0%	6.7%	22.0%
Senior secured loans	112,319		Discounted cash flow	Revenue multiples	6.0x	0.4x	11.8x
				Market yields	10.5%	7.9%	15.5%
Senior secured loans	18,498		Enterprise value	Book value multiples	1.4x	1.4x	1.4x
Senior secured loans	8,316		Enterprise value	Revenue multiples	2.5x	0.3x	3.1x
Senior secured loans	5,764		Liquidation	Probability weighting of alternative outcomes	61.7%	32.2%	89.7%
Senior secured loans	2,155		Enterprise value	EBITDA multiples	7.0x	7.0x	7.0x
Unitranche secured loans	3,862		Discounted cash flow	Revenue multiples	9.0x	6.3x	12.5x
				Market yields	12.3%	11.5%	13.0%
Junior secured loans	23,558		Discounted cash flow	Market yields	12.2%	10.9%	12.6%
Junior secured loans	2,500		Liquidation	Probability weighting of alternative outcomes	300.0%	300.0%	300.0%
Junior secured loans	2,463		Enterprise value	Revenue multiples	0.8x	0.3x	1.9x
Junior secured loans	896		Discounted cash flow	Revenue multiples	0.2x	0.2x	0.2x
				Market yields	18.0%	18.0%	18.0%
Equity securities	18,181		Enterprise value	EBITDA multiples	9.3x	5.5x	17.5x
Equity securities	10,077		Enterprise value	Revenue multiples	2.4x	0.4x	11.0x
Equity securities	2,077		Option pricing model	Volatility	56.0%	25.0%	65.0%
Total Level 3 Assets	$438,016	(2)
________________________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
(2)Excludes investments of $2,879 at fair value where valuation (unadjusted) is obtained from a third-party pricing service or broker quote for which such disclosure is not required.

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
Fair value of the Company’s debt facilities is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following are the carrying values and fair values of the Company’s debt as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Revolving Credit Facility	$167,844	$167,844	$172,560	$172,560
2026 Notes	128,902	123,105	128,305	121,145
Total Debt	$296,746	$290,949	$300,865	$293,705
________________________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Company’s debt obligations according to the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	290,949	293,705
Total Debt	$290,949	$293,705

Note 5. Transactions with Affiliate Companies
An affiliate company is a company in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate company is a company in which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2024 and 2023 were as follows:

Portfolio Company	Fair value at December 31, 2023	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2024
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,110	$—	$—	$—	$743	$—	$—	$(443)	$8,410
American Community Homes, Inc.	3,990	—	—	—	365	—	—	(218)	4,137
American Community Homes, Inc.	491	—	—	—	46	—	—	(27)	510
American Community Homes, Inc.	1,808	—	—	—	166	—	—	(100)	1,874
American Community Homes, Inc.	3,347	—	—	—	306	—	—	(183)	3,470
American Community Homes, Inc.	16	—	—	—	—	—	—	—	16
American Community Homes, Inc.	77	—	—	—	7	—	—	(4)	80
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	17,839	—	—	—	1,633	—	—	(975)	18,497

Ascent Midco, LLC (2,032,258 Class A units)	1,932	—	—	—	—	—	—	(36)	1,896
	1,932	—	—	—	—	—	—	(36)	1,896

Familia Dental Group Holdings, LLC (1,304 Class A units)	2,226	—	671	—	—	—	—	23	2,920
	2,226	—	671	—	—	—	—	23	2,920

HFZ Capital Group, LLC	17,233	—	—	—	—	—	—	783	18,016
HFZ Capital Group, LLC	6,191	—	—	—	—	—	—	282	6,473
MC Asset Management (Corporate), LLC	10,237	—	—	—	1,662	—	—	—	11,899
MC Asset Management (Corporate), LLC	3,051	—	—	—	496	—	—	—	3,547
MC Asset Management (Corporate), LLC (15.9% of interests)	1,045	—	—	—	—	—	—	(1,045)	—
	37,757	—	—	—	2,158	—	—	20	39,935

Mnine Holdings, Inc.	6,187	—	—	—	244	—	—	(60)	6,371
Mnine Holdings, Inc.	55	—	—	—	2	—	—	(1)	56
Mnine Holdings, Inc. (Revolver)	658	—	37	(703)	—	—	—	8	—
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	6,900	—	37	(703)	246	—	—	(53)	6,427

NECB Collections, LLC (Revolver)	424	—	—	—	—	—	—	(2)	422
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	424	—	—	—	—	—	—	(2)	422

Second Avenue SFR Holdings II LLC (Revolver) (2)	3,323	—	—	(1,487)	—	—	—	37	1,873
	3,323	—	—	(1,487)	—	—	—	37	1,873

SFR Holdco, LLC (Junior secured loan)	5,539	—	—	—	—	—	—	(58)	5,481
SFR Holdco, LLC (24.4% of equity commitments)	4,372	—	—	—	—	—	—	230	4,602
	9,911	—	—	—	—	—	—	172	10,083

TJ Management HoldCo, LLC (Revolver)	—	—	955	—	—	—	—	(1)	954
TJ Management HoldCo, LLC (16 shares of common stock)	3,229	—	—	—	—	—	—	(147)	3,082
	3,229	—	955	—	—	—	—	(148)	4,036
Total non-controlled affiliate company investments	$83,541	$—	$1,663	$(2,190)	$4,037	$—	$—	$(962)	$86,089
Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$33,122	$—	$—	$—	$—	$—	$—	$(225)	$32,897
	33,122	—	—	—	—	—	—	(225)	32,897
Total controlled affiliate company investments	$33,122	$—	$—	$—	$—	$—	$—	$(225)	$32,897

Portfolio Company	Fair value at December 31, 2022	Transfers in (out)	Purchases (cost)	Sales and paydowns (cost)	PIK interest (cost)	Discount accretion	Net realized gain (loss)	Net change in unrealized gain (loss)	Fair value at September 30, 2023
Non-Controlled affiliate company investments:
American Community Homes, Inc.	$8,953	$—	$—	$—	$1,165	$—	$—	$(1,925)	$8,193
American Community Homes, Inc.	4,258	—	—	—	757	—	—	(985)	4,030
American Community Homes, Inc.	543	—	—	—	70	—	—	(116)	497
American Community Homes, Inc.	1,996	—	—	—	259	—	—	(429)	1,826
American Community Homes, Inc.	3,694	—	—	—	481	—	—	(794)	3,381
American Community Homes, Inc.	17	—	—	—	2	—	—	(3)	16
American Community Homes, Inc.	85	—	—	—	11	—	—	(19)	77
American Community Homes, Inc. (Revolver)	—	—	—	—	—	—	—	—	—
American Community Homes, Inc. (4,940 shares of common stock) (1)	—	—	—	—	—	—	—	—	—
	19,546	—	—	—	2,745	—	—	(4,271)	18,020

Ascent Midco, LLC	6,217	—	—	(6,175)	—	16	—	(58)	—
Ascent Midco, LLC (Revolver)	—	—	—	—	—	—	—	—	—
Ascent Midco, LLC (2,032,258 Class A units)	1,969	—	—	—	—	—	—	(55)	1,914
	8,186	—	—	(6,175)	—	16	—	(113)	1,914

C Parent Holdings, LLC.	146	—	—	—	—	—	—	(146)	—
C Parent Holdings, LLC. (58,779 shares of common stock) (3)	—	—	—	—	—	—	—	—	—
	146	—	—	—	—	—	—	(146)	—

Familia Dental Group Holdings, LLC (1,194 Class A units)	2,625	—	122	—	—	—	—	(396)	2,351
	2,625	—	122	—	—	—	—	(396)	2,351

HFZ Capital Group, LLC	16,159	—	—	—	—	—	—	803	16,962
HFZ Capital Group, LLC	5,805	—	—	—	—	—	—	289	6,094
MC Asset Management (Corporate), LLC	8,421	—	—	—	1,311	—	—	—	9,732
MC Asset Management (Corporate), LLC (Delayed Draw)	1,000	—	1,586	—	317	—	—	—	2,903
MC Asset Management (Corporate), LLC (15.9% of interest)	1,291	—	—	—	—	—	—	(59)	1,232
	32,676	—	1,586	—	1,628	—	—	1,033	36,923

Mnine Holdings, Inc.	5,492	—	—	—	569	12	—	(14)	6,059
Mnine Holdings, Inc.	—	—	105	(52)	—	—	—	—	53
Mnine Holdings, Inc.	—	—	—	—	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	214	—	308	—	11	—	—	—	533
Mnine Holdings, Inc. (6,400 Class B units)	—	—	—	—	—	—	—	—	—
	5,706	—	413	(52)	580	12	—	(14)	6,645

NECB Collections, LLC (Revolver)	382	—	—	—	—	—	—	42	424
NECB Collections, LLC, LLC (20.8% of LLC units)	—	—	—	—	—	—	—	—	—
	382	—	—	—	—	—	—	42	424

Second Avenue SFR Holdings II LLC (Revolver) (2)	4,755	—	—	—	—	—	—	6	4,761
	4,755	—	—	—	—	—	—	6	4,761

SFR Holdco, LLC (Junior secured loan)	5,850	—	—	—	—	—	—	508	6,358
SFR Holdco, LLC (24.4% of equity commitments)	3,900	—	—	—	—	—	—	339	4,239
	9,750	—	—	—	—	—	—	847	10,597

TJ Management HoldCo, LLC (Revolver)	80	—	—	—	—	—	—	—	80
TJ Management HoldCo, LLC (16 shares of common stock)	2,766	—	—	—	—	—	—	417	3,183
	2,846	—	—	—	—	—	—	417	3,263
Total non-controlled affiliate company investments	$86,618	$—	$2,121	$(6,227)	$4,953	$28	$—	$(2,595)	$84,898
Controlled affiliate company investments:

MRCC Senior Loan Fund I, LLC	$35,509	$—	$—	$—	$—	$—	$—	$(2,240)	$33,269
	35,509	—	—	—	—	—	—	(2,240)	33,269
Total controlled affiliate company investments	$35,509	$—	$—	$—	$—	$—	$—	$(2,240)	$33,269
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

	Nine Months Ended September 30,
	2024			2023
Portfolio Company	Interest Income	Dividend Income	Other Income	Interest Income	Dividend Income	Other Income
Non-controlled affiliate company investments:
American Community Homes, Inc.	$735	$—	$—	$1,163	$—	$—
American Community Homes, Inc.	361	—	—	755	—	—
American Community Homes, Inc.	46	—	—	71	—	—
American Community Homes, Inc.	163	—	—	259	—	—
American Community Homes, Inc.	305	—	—	480	—	—
American Community Homes, Inc.	2	—	—	3	—	—
American Community Homes, Inc.	6	—	—	11	—	—
American Community Homes, Inc. (Revolver)	—	—	—	2	—	—
American Community Homes, Inc. (Common stock)	—	—	—	—	—	—
	1,618	—	—	2,744	—	—

Ascent Midco, LLC	—	—	—	384	—	—
Ascent Midco, LLC (Revolver)	—	—	—	2	—	—
Ascent Midco, LLC (Class A units)	—	164	—	—	152	—
	—	164	—	386	152	—

C Parent Holdings, LLC.	—	—	—	172	—	—
	—	—	—	172	—	—

Familia Dental Group Holdings, LLC (Class A units)	—	—	—	—	—	—
	—	—	—	—	—	—

HFZ Capital Group, LLC	1,834	—	—	1,749	—	—
HFZ Capital Group, LLC	638	—	—	629	—	—
MC Asset Management (Corporate), LLC	1,752	—	—	1,417	—	—
MC Asset Management (Corporate), LLC (Delayed Draw)	523	—	—	417	—	—
MC Asset Management (Corporate), LLC (LLC interest)	—	—	—	—	—	—
	4,747	—	—	4,212	—	—

Mnine Holdings, Inc.	656	—	—	600	—	—
Mnine Holdings, Inc.	5	—	—	—	—	—
Mnine Holdings, Inc. (Revolver)	10	—	—	47	—	—
Mnine Holdings, Inc. (Class B units)	—	—	—	—	—	—
	671	—	—	647	—	—

NECB Collections, LLC (Revolver)	—	—	—	—	—	—
NECB Collections, LLC (LLC units)	—	—	—	—	—	—
	—	—	—	—	—	—

Second Avenue SFR Holdings II LLC (Revolver)	283	—	—	434	—	—
	283	—	—	434	—	—

SFR Holdco, LLC (Junior secured loan)	352	—	—	351	—	—
SFR Holdco, LLC (LLC interest)	—	—	—	—	—	—
	352	—	—	351	—	—

TJ Management HoldCo, LLC (Revolver)	29	—	—	13	—	—
TJ Management HoldCo, LLC (Common stock)	—	—	—	—	—	—
	29	—	—	13	—	—

Total non-controlled affiliate company investments	$7,700	$164	$—	$8,959	$152	$—

Controlled affiliate company investments:
MRCC Senior Loan Fund I, LLC	$—	$2,700	$—	$—	$2,700	$—
	—	2,700	—	—	2,700	—
Total controlled affiliate company investments	$—	$2,700	$—	$—	$2,700	$—

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
Base management fees for the three and nine months ended September 30, 2024 were $2,006 and $6,091, respectively. Base management fees for the three and nine months ended September 30, 2023 were $2,140 and $6,503, respectively.
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
The composition of the Company’s incentive fees was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Part one incentive fees (1)	$1,442	$1,355	$4,192	$4,493
Part two incentive fees (2)	—	—	—	—
Incentive Fee Limitation	(712)	—	(1,743)	—
Total incentive fees	$730	$1,355	$2,449	$4,493
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

The Company has entered into an administration agreement with MC Management (the “Administration Agreement”), under which the Company reimburses MC Management, subject to the review and approval of the Board, for its allocable portion of overhead and other expenses, including the costs of furnishing the Company with office facilities and equipment and providing clerical, bookkeeping, record-keeping and other administrative services at such facilities, and the Company’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management. For the three and nine months ended September 30, 2024, the Company incurred $779 and $2,166, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $270 and $729, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. For the three and nine months ended September 30, 2023, the Company incurred $721 and $2,041, respectively, in administrative expenses (included within professional fees, administrative service fees and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $228 and $707, respectively, was related to MC Management overhead and salary allocation and paid directly to MC Management. As of September 30, 2024 and December 31, 2023, $270 and $255, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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
As of September 30, 2024 and December 31, 2023, the Company had accounts payable to members of the Board of $46 and zero, respectively, representing accrued and unpaid fees for their services.
Note 7. Borrowings
In accordance with the 1940 Act, the Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of both September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 167%.
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
As of September 30, 2024 and December 31, 2023, the Company had U.S. dollar borrowings of $169,000 and $174,100, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond the control of the Company and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on the Company’s consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at the Company’s election, at an annual rate of SOFR (one-month or three-month at the Company’s discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, the Company is required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 8.1%, respectively.
2026 Notes: As of both September 30, 2024 and December 31, 2023, the Company had $130,000 in aggregate principal amount of senior unsecured notes outstanding that mature on February 15, 2026. The 2026 Notes bear interest at an annual rate of 4.75% payable semi-annually on February 15 and August 15. The Company may redeem the 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus a “make-whole” premium, if applicable. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness.
Components of Interest Expense: The components of the Company’s interest expense and other debt financing expenses, average debt outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows:

	Three months ended September 30,
	2024	2023
Interest expense - revolving credit facility	$3,630	$3,989
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	332	330
Total interest and other debt financing expenses	$5,517	$5,874
Average debt outstanding	$300,217	$319,759
Average stated interest rate	6.8%	6.8%

	Nine months ended September 30,
	2024	2023
Interest expense - revolving credit facility	$11,153	$11,536
Interest expense - 2026 Notes	4,665	4,665
Amortization of debt issuance costs	986	977
Total interest and other debt financing expenses	$16,804	$17,178
Average debt outstanding	$308,327	$322,918
Average stated interest rate	6.8%	6.7%

Note 8. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Company’s investments denominated in foreign currencies. As of both September 30, 2024 and December 31, 2023, the Company held no foreign currency forward contracts. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
For the three and nine months ended September 30, 2024, the Company recognized no net unrealized or realized gain (loss) on foreign currency forward contracts as there were none outstanding during those periods.
For the three months ended September 30, 2023, the Company recognized no net unrealized or realized gain (loss) on foreign currency forward contracts as there were none outstanding during this period. For the nine months ended September 30, 2023, the Company recognized net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain (loss) on foreign currency forward contracts of ($1,507) and $1,756, respectively.
Note 9. Distributions
The Company’s distributions to common stockholders are recorded on the applicable record date. The following table summarizes the distributions declared during the three and nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Repurchased in the Open Market	Cost of DRIP Shares Repurchased
Nine months ended September 30, 2024:
March 5, 2024	March 15, 2024	March 29, 2024	$0.25	$5,417	18,219	$134
June 3, 2024	June 17, 2024	June 28, 2024	0.25	5,416	18,516	140
September 3, 2024	September 16, 2024	September 30, 2024	0.25	5,417	18,786	154
Total distributions declared			$0.75	$16,250	$55,521	$428

Nine months ended September 30, 2023:
March 1, 2023	March 15, 2023	March 31, 2023	$0.25	$5,417	10,380	$81
June 2, 2023	June 15, 2023	June 30, 2023	0.25	5,417	9,045	73
September 1, 2023	September 15, 2023	September 29, 2023	0.25	5,417	16,514	123
Total distributions declared			$0.75	$16,251	$35,939	$277
Note 10. Stock Issuances and Repurchases
Stock Issuances: On May 12, 2017, the Company entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which the Company could sell, by means of ATM offerings, from time to time, up to $50,000 of the Company’s common stock. On May 8, 2020, the Company entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during the nine months ended September 30, 2024 and 2023.

Note 11. Commitments and Contingencies
Commitments: As of September 30, 2024 and December 31, 2023, the Company had $37,893 and $37,182, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF. As described in Note 3, the Company had unfunded commitments of $7,350, to SLF as of both September 30, 2024 and December 31, 2023, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of the Company’s representatives on SLF’s board of managers. Management believes that the Company’s available cash balances and/or ability to draw on the revolving credit facility provide sufficient funds to cover its unfunded commitments as of September 30, 2024.
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
Contingencies: As of September 30, 2024, the Company has recorded a contingent liability related to a Level 1 equity investment, identified on the consolidated schedule of investments, that has a contingency in which a portion of the shares held by the Company would need to be returned. The contingent liability was initially recorded at an amortized cost of $153. As of September 30, 2024, the contingent liability is recorded at a fair value of $133 and is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities. For each of the three and nine months ended September 30, 2024, the Company recorded an unrealized gain on the contingent liability of $20 which is included in net change in unrealized gain (loss) on foreign currency and other transactions on the consolidated statements of operations. Please refer to the footnotes to the schedule of investments as of September 30, 2024 for additional information.

Note 12. Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Per share data:
Net asset value at beginning of period	$9.40	$10.39
Net investment income (1)	0.85	0.83
Net gain (loss) (1)	(0.32)	(0.89)
Net increase (decrease) in net assets resulting from operations (1)	0.53	(0.06)
Stockholder distributions - income (2)	(0.75)	(0.75)
Net asset value at end of period	$9.18	$9.58
Net assets at end of period	$198,893	$207,555
Shares outstanding at end of period	21,666,340	21,666,340
Per share market value at end of period	$8.08	$7.45
Total return based on market value (3)	25.78%	(4.08)%
Total return based on average net asset value (4)	5.69%	(0.56)%
Ratio/Supplemental data:
Ratio of net investment income to average net assets (5)	12.72%	11.76%
Ratio of total expenses to average net assets (5)	18.21%	18.28%
Portfolio turnover (6)	14.61%	9.91%
________________________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the periods presented.
(2)Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2024 and 2023, none of the distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)Total return based on market value is calculated assuming a purchase of common shares at the market value on the first day and a sale at the market value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP. Total return based on market value does not reflect brokerage commissions. Return calculation is not annualized.
(4)Total return based on average net asset value is calculated by dividing the net increase (decrease) in net assets resulting from operations by the average net asset value. Return calculation is not annualized.
(5)Ratios are annualized. To the extent incentive fees are included within the ratio, they are not annualized.
The following is a schedule of supplemental ratios for the nine months ended September 30, 2024 and 2023. These ratios have been annualized unless otherwise noted.

	September 30, 2024	September 30, 2023
Ratio of total investment income to average net assets	30.93%	30.04%
Ratio of interest and other debt financing expenses to average net assets	11.18%	10.57%
Ratio of total expenses (excluding incentive fees) to average net assets	16.99%	16.21%
Ratio of incentive fees to average net assets (6)	1.22%	2.07%
________________________________________________________
(6)Ratios are not annualized.

Note 13. Subsequent Events
On October 22, 2024, Monroe Capital LLC (“Monroe Capital”), an affiliate of the Company, announced that Monroe Capital has entered into a definitive agreement with Wendel Group (Euronext: MF:FP) (“Wendel”) relating to Wendel’s strategic investment in Monroe Capital.
The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. In connection with the transaction, the Company expects to seek approval of a new investment advisory agreement between the Company and its investment adviser, MC Advisors, an affiliate of Monroe Capital, from the Company’s Board of Directors and its stockholders, the terms of which are expected to remain substantively similar to the current investment advisory agreement. It is anticipated that all of the officers and investment professionals of the investment adviser will remain at the investment adviser.

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
•the impact of increased competition;
•the impact of changing interest rates and elevated inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through investment in senior secured, unitranche secured and junior secured debt and, to a lesser extent, unsecured subordinated debt and equity investments. We seek to use our extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in primarily senior secured, unitranche secured and junior secured debt of middle-market companies. Our investments will generally range between $2.0 million and $25.0 million each, although this investment size may vary proportionately with the size of our capital base. As of September 30, 2024, our portfolio included approximately 79.2% senior secured loans, 0.8% unitranche secured loans, 6.4% junior secured loans and 13.6% equity securities, compared to December 31, 2023, when our portfolio included approximately 79.6%senior secured loans, 2.8% unitranche secured loans, 5.5% junior secured loans and 12.1% equity securities. We expect that the companies in which we invest may be leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
Portfolio and Investment Activity
During the three months ended September 30, 2024, we invested $11.1 million in three new portfolio companies and we invested $14.7 million in 30 existing portfolio companies and had $38.3 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $12.5 million for the period.
During the nine months ended September 30, 2024, we invested $27.6 million in six new portfolio companies and $44.1 million in 51 existing portfolio companies and had $86.3 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $14.6 million for the period.
During the three months ended September 30, 2023, we invested $2.0 million in one new portfolio companies and $10.7 million in 29 existing portfolio companies and had $6.7 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $6.0 million for the period.
During the nine months ended September 30, 2023, we invested $18.1 million in six new portfolio companies and $34.1 million in 43 existing portfolio companies and had $63.7 million in aggregate amount of sales and principal repayments, resulting in a net decrease in investments of $11.5 million for the period.

The following table shows portfolio yield by security type:

	September 30, 2024		December 31, 2023
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	11.6%	11.6%	12.6%	12.6%
Unitranche secured loans	11.8	13.0	12.8	14.1
Junior secured loans	7.7	7.7	8.6	8.6
Preferred equity securities	2.8	2.8	2.8	2.8
Total	11.0%	11.0%	12.1%	12.1%
________________________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both September 30, 2024 and December 31, 2023, there were no loans excluded from the weighted average contractual coupon yield.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments (excluding debt investments acquired for no cost in a restructuring on non-accrual status) and the cost basis of our preferred equity investments. We exclude loans acquired for no cost in a restructuring on non-accrual status within this metric as management believes this disclosure provides a better indication of return on invested capital. As of both September 30, 2024 and December 31, 2023, there were no loans excluded from the weighted average effective yield. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to stockholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the portfolio or sales load that may be paid by stockholders.
The following table shows the composition of our investment portfolio at fair value as a percentage of our total investments at fair value (in thousands):

	September 30, 2024		December 31, 2023
Fair Value:
Senior secured loans	$375,350	79.2%	$388,882	79.6%
Unitranche secured loans	3,862	0.8	13,877	2.8
Junior secured loans	30,197	6.4	26,594	5.5
LLC equity interest in SLF	32,897	6.9	33,122	6.8
Equity securities	31,953	6.7	25,911	5.3
Total	$474,259	100.0%	$488,386	100.0%
Our portfolio composition remained relatively consistent with our portfolio at December 31, 2023. The decreases in yields were primarily due to the decline in base rates during the quarter ended September 30, 2024 and an increase in the number of portfolio companies on non-accrual status.

The following table shows our portfolio composition by industry at fair value and as a percentage of our total investments at fair value (in thousands):

	September 30, 2024		December 31, 2023
Fair Value:
Aerospace & Defense	$—	—%	$7,876	1.6%
Automotive	16,956	3.6	18,495	3.8
Banking	12,777	2.7	15,385	3.2
Beverage, Food & Tobacco	6,974	1.5	6,098	1.2
Capital Equipment	4,854	1.0	4,893	1.0
Chemicals, Plastics & Rubber	4,806	1.0	3,987	0.8
Construction & Building	9,982	2.1	8,813	1.8
Consumer Goods: Durable	8,132	1.7	8,242	1.7
Consumer Goods: Non-Durable	2,758	0.6	2,387	0.5
Environmental Industries	5,928	1.2	5,896	1.2
FIRE: Finance	12,861	2.7	15,388	3.3
FIRE: Real Estate	87,756	18.6	85,153	17.4
Healthcare & Pharmaceuticals	76,413	16.2	69,354	14.2
High Tech Industries	45,917	9.7	40,723	8.3
Hotels, Gaming & Leisure	124	0.0 *	110	0.0 *
Investment Funds & Vehicles	32,897	6.9	33,122	6.8
Media: Advertising, Printing & Publishing	12,147	2.6	20,238	4.1
Media: Broadcasting & Subscription	1,493	0.3	2,217	0.5
Media: Diversified & Production	44,207	9.3	41,897	8.6
Retail	1,987	0.4	1,995	0.4
Services: Business	55,766	11.8	56,655	11.6
Services: Consumer	18,512	3.9	16,772	3.4
Telecommunications	5,416	1.1	7,508	1.5
Transportation: Cargo	5,437	1.1	—	—
Wholesale	159	0.0 *	15,182	3.1
Total	$474,259	100.0%	$488,386	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2024 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	384,979	81.2
3	69,218	14.6
4	14,750	3.1
5	5,312	1.1
Total	$474,259	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2023 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	405,888	83.1
3	74,224	15.2
4	4,721	1.0
5	3,553	0.7
Total	$488,386	100.0%
As of September 30, 2024, there were nine borrowers with loans or preferred equity investments on non-accrual status (Arcserve Cayman Opco LP (fka Arcstor Midco, LLC) (“Arcserve"), BTR Opco LLC (fka Born to Run, LLC), Education Corporation of America (“ECA”), Forman Mills, Inc. ("Forman Mills"), INH Buyer, Inc., MV Receivables II, LLC, NECB Collections, LLC (“NECB”), Thrasio, LLC ("Thrasio") and Vice Acquisition Holdco, LLC), and these investments totaled $14.9 million at fair value, or 3.1% of our total investments at fair value at September 30, 2024. As of December 31, 2023, we had five borrowers with loans or preferred equity investments on non-accrual status (Arcserve, ECA, Forman Mills, NECB and Thrasio), and these investments totaled $7.5 million at fair value, or 1.5% of our total investments at fair value at December 31, 2023.

Results of Operations
Operating results were as follows (in thousands):

	Three months ended September 30,
	2024	2023
Total investment income	$15,695	$15,643
Total operating expenses	9,078	10,128
Net investment income before income taxes	6,617	5,515
Income taxes, including excise taxes	136	95
Net investment income	6,481	5,420
Net realized gain (loss) on investments	638	30
Net realized gain (loss) on foreign currency and other transactions	—	(4)
Net realized gain (loss)	638	26
Net change in unrealized gain (loss) on investments	(2,173)	(5,683)
Net change in unrealized gain (loss) on foreign currency and other transactions	20	1
Net change in unrealized gain (loss)	(2,153)	(5,682)
Net increase (decrease) in net assets resulting from operations	$4,966	$(236)

	Nine months ended September 30,
	2024	2023
Total investment income	$46,504	$48,794
Total operating expenses	27,705	30,328
Net investment income before income taxes	18,799	18,466
Income taxes, including excise taxes	289	495
Net investment income	18,510	17,971
Net realized gain (loss) on investments	1,148	(39,054)
Net realized gain (loss) on foreign currency forward contracts	—	1,756
Net realized gain (loss) on foreign currency and other transactions	—	(135)
Net realized gain (loss)	1,148	(37,433)
Net change in unrealized gain (loss) on investments	(8,259)	19,756
Net change in unrealized gain (loss) on foreign currency forward contracts	—	(1,507)
Net change in unrealized gain (loss) on foreign currency and other transactions	20	—
Net change in unrealized gain (loss)	(8,239)	18,249
Net increase (decrease) in net assets resulting from operations	$11,419	$(1,213)
Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended September 30,
	2024	2023
Interest income	$11,303	$12,804
PIK interest income	2,321	2,430
Dividend income (1)	1,070	1,017
Other income (3)	694	(836)
Prepayment gain (loss)	109	29
Accretion of discounts and amortization of premiums	198	199
Total investment income	$15,695	$15,643

	Nine months ended September 30,
	2024	2023
Interest income	$34,815	$37,553
PIK interest income	6,535	7,193
Dividend income (2)	3,099	3,169
Other income (3)	996	(356)
Prepayment gain (loss)	359	378
Accretion of discounts and amortization of premiums	700	857
Total investment income	$46,504	$48,794
________________________________________________________
(1)During the three months ended September 30, 2024 and 2023, the dividend income includes PIK dividends of $115 and $117, respectively.

(2)During the nine months ended September 30, 2024 and 2023, the dividend income includes PIK dividends of $344 and $359, respectively.
(3)During the three and nine months ended September 30, 2023 there was a reversal of 1,046 of previously accrued other income associated with our former loan investment in IT Global Holding, LLC (“IT Global”).
The three and nine months ended September 30, 2023 included the reversal of 1.0 million of previously accrued fee income associate with our former loan investment in IT Global. Excluding the non-recurring item for IT Global, during the three and nine months ended September 30, 2024 investment income decreased by $1.0 million and $3.3 million, respectively, as compared to the three and nine months ended September 30, 2023. Investment income decreased primarily due to a decline in interest income and PIK interest income as a result of a decrease in average invested assets and the placement of additional portfolio companies on non-accrual status. This decrease was partially offset by an increase in fee income from portfolio investment realization included in other income.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30,
	2024	2023
Interest and other debt financing expenses	$5,517	$5,874
Base management fees	2,006	2,140
Incentive fees (1)	730	1,355
Professional fees	239	189
Administrative service fees	270	228
General and administrative expenses	270	304
Directors’ fees	46	38
Total operating expenses	$9,078	$10,128

	Nine months ended September 30,
	2024	2023
Interest and other debt financing expenses	$16,804	$17,178
Base management fees	6,091	6,503
Incentive fees (1)	2,449	4,493
Professional fees	706	541
Administrative service fees	729	707
General and administrative expenses	731	793
Directors’ fees	195	113
Total operating expenses	$27,705	$30,328
________________________________________________________
(1)Incentive fees during the three and nine months ended September 30, 2024 were limited by $712 and $1,743, due to the Incentive Fee Limitation. See Note 6 in our attached consolidated financial statements for additional information on the Incentive Fee Limitation.

The composition of our interest and other debt financing expenses, average outstanding balances and average stated interest rates (i.e., the rate in effect plus spread) were as follows (in thousands):

	Three months ended September 30,
	2024	2023
Interest expense - revolving credit facility	$3,630	$3,989
Interest expense - 2026 Notes	1,555	1,555
Amortization of debt issuance costs	332	330
Total interest and other debt financing expenses	$5,517	$5,874
Average debt outstanding	$300,217	$319,759
Average stated interest rate	6.8%	6.8%

	Nine months ended September 30,
	2024	2023
Interest expense - revolving credit facility	$11,153	$11,536
Interest expense - 2026 Notes	4,665	4,665
Amortization of debt issuance costs	986	977
Total interest and other debt financing expenses	$16,804	$17,178
Average debt outstanding	$308,327	$322,918
Average stated interest rate	6.8%	6.7%
During the three and nine months ended September 30, 2024 operating expenses decreased by $1.1 million and $2.6 million, respectively, as compared to the three and nine months ended September 30, 2023, primarily due to a decrease in incentive fees resulting from the Incentive Fee Limitations during the three and nine months ended September 30, 2024. Additionally, decreases in interest expense primarily from lower average debt outstanding and base management fees from lower invested assets during the current year periods contributed to the decreases in operating expenses.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2024, we recorded a net expense on the consolidated statements of operations of $0.1 million and $0.3 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2023, we recorded a net expense on the consolidated statements of operations of $0.2 million and $0.3 million, respectively, for U.S. federal excise tax.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, we recorded a net tax expense (benefit) of zero and $(13) thousand on the consolidated statements of operations for these subsidiaries, respectively. For the three and nine months ended September 30, 2023, we recorded a net tax expense of zero and $0.2 million on the consolidated statements of operations for these subsidiaries, respectively.

Net Realized Gain (Loss)
During the three months ended September 30, 2024 and 2023, we had sales or dispositions of investments resulting in $0.6 million and $30 thousand of net realized gain (loss) on investments, respectively. During the nine months ended September 30, 2024 and 2023, we had sales or dispositions of investments resulting in $1.1 million and ($39.1) million of net realized gain (loss) on investments, respectively. The net realized gains during the three and nine months ended September 30, 2024 were primarily related to the realization of the previously recorded unrealized losses on our investments in Seran BioScience, LLC and AdTheorent, Inc. The net realized losses for the nine months ended September 30, 2023 were primarily related to the realization of the previously recorded unrealized losses on our investment in Vinci Brands LLC, California Pizza Kitchen, Inc. and Forman Mills.
We may enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. For both the three months ended September 30, 2024 and 2023 there were no foreign currency forward contracts held. For the three months ended September 30, 2024 and 2023, we had no net realized gain (loss) on foreign currency and other transactions and ($4) thousand of net realized gain (loss) on foreign currency and other transactions, respectively. For the nine months ended September 30, 2024 there were no foreign currency forward contracts held and we had no net realized gain (loss) on foreign currency and other transactions. For the nine months ended September 30, 2023 we had $1.8 million of net realized gain (loss) on foreign currency forward contracts and ($0.1) million of net realized gain (loss) on foreign currency and other transactions.
Net Change in Unrealized Gain (Loss)
For the three months ended September 30, 2024 and 2023, our investments had ($2.2) million and ($5.7) million of net change in unrealized gain (loss), respectively. For the nine months ended September 30, 2024 and 2023, our investments had ($8.3) million and $19.8 million of net change in unrealized gain (loss), respectively. The net change in unrealized gain (loss) includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
During the three and nine months ended September 30, 2024, the net change in unrealized gain (loss) on investments was primarily attributable to unrealized mark-to-market losses attributable to certain portfolio companies that have underlying credit performance concerns that were still held as of September 30, 2024, partially offset by net unrealized gains on the remainder of the portfolio.

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
For both the three and nine months ended September 30, 2024 there were no foreign currency forward contracts held and we had $20 of net change in unrealized gain (loss) on foreign currency and other transactions.
For the three months ended September 30, 2023 there were no foreign currency forward contracts held and we had $1 thousand of net change in unrealized gain (loss) on foreign currency and other transactions. For the nine months ended September 30, 2023 we had ($1.5) million of net change in unrealized gain (loss) on foreign currency forward contracts and no net change in unrealized gain (loss) on foreign currency and other transactions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $5.0 million and ($0.2) million, respectively. Based on the weighted average shares of common stock outstanding for the three months ended September 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.23 and ($0.01), respectively.

For the nine months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $11.4 million and ($1.2) million, respectively. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2024 and 2023, our per share net increase (decrease) in net assets resulting from operations was $0.53 and ($0.06), respectively.
The $5.2 million and $12.6 million increases in net assets resulting from operations during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, is primarily the result of lower net losses on the portfolio and increase in net investment income.
Liquidity and Capital Resources
As of September 30, 2024, we had $4.1 million in cash and cash equivalents, $169.0 million of total debt outstanding on our revolving credit facility and $130.0 million in 2026 Notes. We had $86.0 million available for additional borrowings on our revolving credit facility, subject to borrowing base availability. See “Borrowings” below for additional information.
In accordance with the 1940 Act, we are permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of both September 30, 2024 and December 31, 2023, our asset coverage ratio based on aggregate borrowings outstanding was 167%.
Cash Flows
For the nine months ended September 30, 2024 and 2023, we experienced a net increase (decrease) in cash and cash equivalents of ($0.9) million and $9 thousand, respectively. For the nine months ended September 30, 2024 and 2023, operating activities provided $20.5 million and $19.8 million, respectively, primarily as a result of principal repayments and sales of portfolio investments and net investment income, partially offset by purchases of portfolio investments. During the nine months ended September 30, 2024 and 2023, we used $21.4 million and $19.8 million, respectively, in financing activities, primarily as a result of distributions to stockholders, partially offset by net repayments on our revolving credit facility.
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
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors (“Board”), including our independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders have approved such sales. On June 18, 2024, our stockholders once again voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year, subject to certain limitations. As of both September 30, 2024 and December 31, 2023, we had 21,666,340 shares outstanding.
On June 24, 2015, our stockholders approved a proposal to authorize us to issue warrants, options or rights to subscribe to, convert to, or purchase our common stock in one or more offerings. This is a standing authorization and does not require annual re-approval by our stockholders.
Stock Issuances: On May 12, 2017, we entered into at-the-market (“ATM”) equity distribution agreements with each of JMP Securities LLC (“JMP”) and FBR Capital Markets & Co. (“FBR”) (the “ATM Program”) through which we can sell, by means of ATM offerings, from time to time, up to $50.0 million of our common stock. On May 8, 2020, we entered into an amendment to the ATM Program to extend its term. All other material terms of the ATM Program remain unchanged. There were no stock issuances through the ATM Program during both the nine months ended September 30, 2024 and 2023, respectively.

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
As of September 30, 2024 and December 31, 2023, we had U.S. dollar borrowings of $169.0 million and $174.1 million, respectively, and no borrowings denominated in a foreign currency as of either date. Any borrowings denominated in a foreign currency may be positively or negatively affected by movements in the rate of exchange between the U.S. dollar and the respective foreign currency. These movements are beyond our control and cannot be predicted. Borrowings denominated in a foreign currency are translated into U.S. dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign currency borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions on our consolidated statements of operations.
Borrowings under the revolving credit facility bear interest, at our election, at an annual rate of SOFR (one-month or three-month at our discretion based on the term of the borrowing) plus 2.625% or at a daily rate equal to 1.625% per annum plus the greater of 1.5%, the prime interest rate, the federal funds rate plus 0.5% or SOFR plus 1.0%, with a SOFR floor of 0.5%. In addition to the stated interest rate on borrowings under the revolving credit facility, we are required to pay a commitment fee and certain conditional fees based on usage of the expanded borrowing base and usage of the asset coverage ratio flexibility. A commitment fee of 0.5% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is greater than 35% of the then available maximum borrowing or a commitment fee of 1.0% per annum on any unused portion of the revolving credit facility if the utilized portion of the facility is less than or equal to 35% of the then available maximum borrowing. As of September 30, 2024 and December 31, 2023, the outstanding borrowings were accruing at a weighted average interest rate of 7.6% and 8.1%, respectively.
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

Distributions
Our Board will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. Distributions to stockholders for both the three and nine months ended September 30, 2024 and 2023 totaled $(5.4) million ($0.25 per share) and $(16.3) million ($0.75 per share), and $(16.3) million ($0.75 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2024 and 2023, no portion of these distributions would have been characterized as a return of capital to stockholders.
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
SLF’s profits and losses are allocated to us and LSW in accordance with the respective ownership interests. As of September 30, 2024 and December 31, 2023, we and LSW each owned 50.0% of the LLC equity interests of SLF. As of September 30, 2024 and December 31, 2023, SLF had $100.0 million in equity commitments from its members (in the aggregate), of which $85.3 million was funded.
As of September 30, 2024 and December 31, 2023, we have committed to fund $50.0 million of LLC equity interest subscriptions to SLF. As of September 30, 2024 and December 31, 2023, $42.7 million of our LLC equity interest subscriptions to SLF had been called and contributed, net of return of capital distributions subject to recall. As of September 30, 2024 and December 31, 2023, our investment in SLF had a fair value of $32.9 million and $33.1 million, respectively.
For both the three and nine months ended September 30, 2024 and 2023, we received $0.9 million and $2.7 million of dividend income from our LLC equity interest in SLF.
SLF has a senior secured revolving credit facility (as amended, the “SLF Credit Facility”) with Capital One, N.A., through its wholly-owned subsidiary MRCC Senior Loan Fund I Financing SPV, LLC (“SLF SPV”), The SLF Credit Facility allows SLF SPV to borrow up to $110.0 million (reduced from $175.0 million on June 9, 2023), subject to leverage and borrowing base restrictions. Borrowings on the SLF Credit Facility bear interest at an annual rate of SOFR (three-month) plus 2.10% and the SLF Credit Facility has a maturity date of November 23, 2031. As of both September 30, 2024 and December 31, 2023, the SLF Credit Facility was accruing a weighted average interest rate of 7.4%.

SLF does not pay any fees to MC Advisors or its affiliates; however, SLF has entered into an administration agreement with Monroe Capital Management Advisors, LLC (“MC Management”), pursuant to which certain loan servicing and administrative functions are delegated to MC Management. SLF may reimburse MC Management for its allocable share of overhead and other expenses incurred by MC Management. For the three and nine months ended September 30, 2024, SLF incurred $37 thousand and $0.1 million of allocable expenses, respectively. For the three and nine months ended September 30, 2023 SLF incurred $45 thousand and $0.2 million of allocable expenses, respectively. There are no agreements or understandings by which we guarantee any SLF obligations.
As of September 30, 2024 and December 31, 2023, SLF had total assets at fair value of $107.8 million and $148.4 million, respectively. As of both September 30, 2024 and December 31, 2023, SLF had four portfolio company investments on non-accrual status with fair values of $4.5 million and $4.3 million, respectively. The portfolio companies in SLF are in industries and geographies similar to those in which we may invest directly. Additionally, as of September 30, 2024 and December 31, 2023, SLF had $1.1 million and $3.3 million, respectively, in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments.
Below is a summary of SLF’s portfolio, followed by a listing of the individual investments in SLF’s portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Secured loans (1)	102,253	150,674
Weighted average current interest rate on secured loans (2)	9.7%	10.2%
Number of portfolio company investments in SLF	36	49
Largest portfolio company investment (1)	4,913	6,580
Total of five largest portfolio company investments (1)	23,966	26,415
________________________________________________________
(1)Represents outstanding principal amount, excluding unfunded commitments. Principal amounts in thousands.
(2)Computed as the (a) annual stated interest rate on accruing secured loans divided by (b) total secured loans at outstanding principal amount.

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)
September 30, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Aerospace & Defense
Trident Maritime Systems, Inc.		SF	5.65%	10.25%	2/26/2027	2,391	$2,359
Trident Maritime Systems, Inc.		SF	5.65%	10.25%	2/26/2027	746	736
Trident Maritime Systems, Inc.		SF	5.65%	10.50%	2/26/2027	187	184
Trident Maritime Systems, Inc. (Revolver)		SF	5.60%	10.45%	2/26/2027	319	315
						3,643	3,594
Automotive
Accelerate Auto Works Intermediate, LLC		SF	4.90%	9.96%	12/1/2027	1,347	1,326
Accelerate Auto Works Intermediate, LLC		SF	4.90%	10.16%	12/1/2027	385	379
Accelerate Auto Works Intermediate, LLC (Revolver)	(4)	SF	4.90%	10.15%	12/1/2027	132	31
						1,864	1,736
Beverage, Food & Tobacco
SW Ingredients Holdings, LLC		SF	5.60%	10.45%	7/8/2027	3,516	3,516
						3,516	3,516
Capital Equipment
MacQueen Equipment, LLC		SF	5.51%	10.36%	1/7/2028	2,032	2,032
MacQueen Equipment, LLC		SF	5.51%	10.12%	1/7/2028	446	446
MacQueen Equipment, LLC (Revolver)	(4)	P	4.25%	12.25%	1/7/2028	296	79
						2,774	2,557
Chemicals, Plastics & Rubber
Phoenix Chemical Holding Company LLC		SF	7.11%	12.32%	10/2/2024	1,137	893
TJC Spartech Acquisition Corp.		SF	4.75%	10.05%	5/5/2028	4,178	3,267
						5,315	4,160
Consumer Goods: Durable
Runner Buyer INC.		SF	5.61%	10.67%	10/23/2028	2,925	1,481
						2,925	1,481
Consumer Goods: Non-Durable
PH Beauty Holdings III, INC.		SF	5.00%	10.17%	9/26/2025	2,348	2,338
						2,348	2,338
Containers, Packaging & Glass
Polychem Acquisition, LLC		SF	5.11%	9.96%	3/17/2025	2,835	2,496
PVHC Holding Corp		SF	6.90%	10.79% Cash/ 0.75% PIK	2/17/2027	1,892	1,874
						4,727	4,370
Energy: Oil & Gas
Offen, Inc.		SF	5.11%	9.96%	6/22/2026	2,249	2,205
Offen, Inc.		SF	5.11%	9.96%	6/22/2026	852	835
						3,101	3,040
FIRE: Finance
TEAM Public Choices, LLC		SF	5.00%	10.51%	12/17/2027	2,902	2,875
						2,902	2,875
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	6.51%	11.20%	3/12/2028	603	606
						603	606
Healthcare & Pharmaceuticals
LSCS Holdings, Inc.		SF	4.61%	9.46%	12/15/2028	1,795	1,795
Natus Medical Incorporated		SF	5.65%	10.25%	7/20/2029	4,912	4,814
						6,707	6,609

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
High Tech Industries
Corel Inc.	(3)	SF	5.10%	10.16%	7/2/2026	3,250	$3,183
Lightbox Intermediate, L.P.		SF	5.11%	9.96%	5/11/2026	4,738	4,595
TGG TS Acquisition Company		SF	6.61%	11.46%	12/12/2025	2,518	2,529
						10,506	10,307
Hotels, Gaming & Leisure
Excel Fitness Holdings, Inc.		SF	5.25%	9.85%	4/27/2029	4,309	4,303
Excel Fitness Holdings, Inc. (Revolver)	(4)	SF	5.25%	9.85%	4/28/2028	625	—
North Haven Spartan US Holdco, LLC		SF	6.25%	11.20%	6/5/2026	2,232	2,232
						7,166	6,535
Media: Diversified & Production
STATS Intermediate Holdings, LLC		SF	5.51%	10.64%	7/10/2026	4,763	4,637
TA TT Buyer, LLC		SF	4.75%	9.35%	3/30/2029	3,275	3,276
						8,038	7,913
Services: Business
Eliassen Group, LLC		SF	5.75%	10.35%	4/14/2028	3,194	3,180
Eliassen Group, LLC		SF	5.75%	10.74%	4/14/2028	230	229
Secretariat Advisors LLC		SF	4.86%	9.71%	12/29/2028	1,663	1,659
Secretariat Advisors LLC		SF	4.86%	9.71%	12/29/2028	265	265
SIRVA Worldwide Inc. (Delayed Draw)	(4)	SF	8.00%	12.81%	2/20/2029	381	241
						5,733	5,574
Services: Consumer
Laseraway Intermediate Holdings II, LLC		SF	5.75%	11.04%	10/14/2027	2,161	2,154
McKissock Investment Holdings, LLC		SF	5.00%	10.44%	3/9/2029	2,438	2,445
						4,599	4,599
Telecommunications
Mavenir Systems, Inc.		SF	5.01%	10.07%	8/18/2028	1,625	1,096
Sandvine Corporation	(5)	n/a	n/a	2.00%	6/28/2027	1,974	365
						3,599	1,461
Transportation: Cargo
Keystone Purchaser, LLC		SF	5.86%	10.71%	5/7/2027	4,867	4,849
						4,867	4,849
Wholesale
HALO Buyer, Inc.		SF	4.60%	9.45%	6/30/2025	4,685	4,309
						4,685	4,309
Total Non-Controlled/Non-Affiliate Senior Secured Loans						89,618	82,429

Junior Secured Loans
Consumer Goods: Durable
Elevate Textiles, Inc.	(5)	SF	6.65%	11.98%	9/30/2027	792	515
						792	515
Healthcare & Pharmaceuticals
Radiology Partners, Inc.		SF	5.26%	8.88% Cash/ 1.50% PIK	1/31/2029	4,247	4,172
						4,247	4,172
FIRE: Real Estate
Avison Young (USA) Inc.	(3)(5)	SF	1.76%	6.71% Cash/ 6.50% PIK	3/12/2029	1,492	1,175
Avison Young (USA) Inc.	(3)(5)	SF	1.76%	6.71% Cash/ 6.50% PIK	3/12/2029	510	297
						2,002	1,472
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC		SF	5.76%	10.88%	10/15/2028	4,479	$4,157
						4,479	4,157

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate (2)	Maturity	Principal	Fair Value
Services: Business
Output Services Group, Inc.	(5)	SF	6.68%	12.00%	11/30/2028	1,042	1,042
SIRVA Worldwide Inc.		SF	8.00%	13.13%	8/20/2029	1,156	1,145
						2,198	2,187
Total Non-Controlled/Non-Affiliate Junior Secured Loans						13,718	12,503

Equity Securities (6)(7)
Consumer Goods: Durable
Elevate Textiles, Inc. (fka International Textile Group, Inc.) (25,524 shares of common units)	(8)	—	—	—	—	—	40
							40
Chemicals, Plastics & Rubber
Polyventive Lender Holding Company LLC (0.84% of the equity)	(8)	—	—	—	—	—	—
							—
FIRE: Real Estate
Avison Young (USA) Inc. (1,605,312 Class A preferred shares)	(3)(5)	n/a	n/a	12.50% PIK	n/a	—	541
Avison Young (USA) Inc. (1,199 Class F common shares)	(3)(8)	—	—	—	—	—	—
							541
Healthcare & Pharmaceuticals
Cano Health, Inc. (79,030 shares of common units)	(8)	—	—	—	—	—	909
Cano Health, Inc. (warrant to purchase up to 2,682 shares of common units)	(8)	—	—	—	6/28/2029	—	1
							910
Media: Diversified & Production
Research Now Group, Inc. and Survey Sampling International, LLC (61,590 shares of common units)	(8)	—	—	—	—	—	1,089
							1,089
Services: Business
SIRVA Worldwide Inc. (2,252 Class A common shares)	(8)	—	—	—	—	—	527
SIRVA Worldwide Inc. (518 Class A preferred shares)	(8)	—	—	—	—	—	37
Output Services Group, Inc. (51,370 Class A units)	(8)	—	—	—	—	—	604
							1,168
Telecommunications
Sandvine Corporation (40 shares of Class A units)	(8)	—	—	—	—	—	—
Sandvine Corporation (65 shares of Class B units)	(8)	—	—	—	—	—	—
							—

Total Non-Controlled/Non-Affiliate Equities							3,748

TOTAL INVESTMENTS							$98,680

MRCC SENIOR LOAN FUND I, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
(unaudited)
September 30, 2024
(in thousands)
________________________________________________________
(1)All investments are U.S. companies unless otherwise noted.
(2)The majority of investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Prime (“P”) which reset daily, monthly, quarterly or semiannually. We have provided the spread over SOFR or Prime and the current contractual rate of interest in effect at September 30, 2024. Certain investments may be subject to an interest rate floor or cap. Certain investments contain a PIK provision.
(3)The headquarters of this portfolio company is located in Canada.
(4)All or a portion of this commitment was unfunded as of September 30, 2024. As such, interest is earned only on the funded portion of this commitment. Principal reflects the commitment outstanding.
(5)This position was on non-accrual status as of September 30, 2024, meaning that we have ceased accruing interest income on the position.
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
(3)The headquarters of this portfolio company is located in Canada.
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

Below is certain summarized financial information for SLF as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value	$98,680	$139,914
Cash and cash equivalents	1,394	1,884
Restricted cash and cash equivalents	6,623	5,265
Interest receivable	1,108	1,380
Other assets	13	6
Total assets	$107,818	$148,449
Liabilities
Revolving credit facility	$41,614	$82,014
Less: Unamortized debt issuance costs	(116)	(717)
Total debt, less unamortized debt issuance costs	41,498	81,297
Interest payable	293	590
Accounts payable and accrued expenses	233	320
Total liabilities	42,024	82,207
Members’ capital	65,794	66,242
Total liabilities and members’ capital	$107,818	$148,449

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Investment income:
Interest income	$2,975	$3,936	$10,345	$14,017
Total investment income	2,975	3,936	10,345	14,017
Expenses:
Interest and other debt financing expenses	1,159	2,194	4,204	6,848
Professional fees and other expenses	120	146	477	549
Total expenses	1,279	2,340	4,681	7,397
Net investment income	1,696	1,596	5,664	6,620
Net gain (loss):
Net realized gain (loss)	—	(274)	82	(814)
Net change in unrealized gain (loss)	(298)	(2,073)	(794)	(4,886)
Net gain (loss)	(298)	(2,347)	(712)	(5,700)
Net increase (decrease) in members’ capital	$1,398	$(751)	$4,952	$920
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
Commitments: As of September 30, 2024 and December 31, 2023, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements, excluding unfunded commitments in SLF, totaling $37.9 million and $37.2 million, respectively. As of September 30, 2024 and December 31, 2023, we had unfunded commitments to SLF of $7.3 million, that may be contributed primarily for the purpose of funding new investments approved by the SLF investment committee. Drawdowns of the commitments to SLF require authorization from one of our representatives on SLF’s board of managers. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. However, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnifications to be remote.
Contingencies: As of September 30, 2024, we have recorded a contingent liability related to a Level 1 equity investment, identified on the consolidated schedule of investments, that has a contingency in which a portion of the shares held by us would need to be returned. The contingent liability was initially recorded at an amortized cost of $0.2 million. As of September 30, 2024, the contingent liability is recorded at a fair value of $0.1 million and is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities. For each of the three and nine months ended September 30, 2024, we recorded an unrealized gain on the contingent liability of $20 thousand which is included in net change in unrealized gain (loss) on foreign currency and other transactions on the consolidated statements of operations. Please refer to the footnotes to the schedule of investments as of September 30, 2024 for additional information.
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
Market Environment: We believe middle market investments are attractive in the uncertain market environments such as the current market environment where inflationary pressure and interest rates remain elevated. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. From late 2022 and throughout 2023, the middle market saw a consistent trend toward lower leverage and loan-to-value structures coupled with increased spreads. However, as M&A activity has continued to rebound throughout 2024, leverage and loan-to-value attachment points have stabilized while spreads have compressed in certain pockets of the market.(2) We believe that the increase in M&A activity, which will be further bolstered by the most recent Federal Reserve rate cut, will continue to drive deal flow in the middle market. That said, we note that a softening macroeconomic environment and elevated interest rates could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment while generating attractive risk-adjusted returns.
________________________________________________________
(1)As of September 30, 2023. Credit Suisse for US Traded Loans represented by the Credit Suisse Leveraged Loan Index.
Bloomberg Indices for US Credit. Cliffwater for Direct Lending by the Cliffwater Direct Lending Index (CDLI). ICE,     Bank of America for US High Yield represented by the ICE BofA High Yield Index.
(2)LSEG LPC’s 3Q24 Sponsored Middle Market Private Deals Analysis – October 2024.

Recent Developments
On October 22, 2024, Monroe Capital LLC (“Monroe Capital”), an affiliate of ours, announced that Monroe Capital has entered into a definitive agreement with Wendel Group (Euronext: MF:FP) (“Wendel”) relating to Wendel’s strategic investment in Monroe Capital.
The transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of regulatory clearances and approvals and client consents. In connection with the transaction, we expect to seek approval of a new investment advisory agreement between us and our investment adviser, MC Advisors, an affiliate of Monroe Capital, from our Board of Directors and our stockholders, the terms of which are expected to remain substantively similar to the current investment advisory agreement. It is anticipated that all of the officers and investment professionals of the investment adviser will remain at the investment adviser.
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
As of September 30, 2024, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During both the three and nine months ended September 30, 2024 and 2023, we did not have any further reductions in accrued capital gains incentive fees as they were already at zero, primarily as a result of accumulated realized and unrealized losses on the portfolio.

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024. We did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024 and 2023.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We are currently assessing the impact of this guidance, however, we do not expect a material impact on our consolidated financial statements.
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
Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(11,337)	$(5,070)	$(6,267)
Down 200 basis points	(7,565)	(3,380)	(4,185)
Down 100 basis points	(3,783)	(1,690)	(2,093)
Up 100 basis points	3,808	1,690	2,118
Up 200 basis points	7,616	3,380	4,236
Up 300 basis points	11,425	5,070	6,355
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
Currency Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under our revolving credit facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2024, we held no investments in foreign currencies or foreign currency forward contracts.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. Except as set forth below, there have been no material changes known to us during the quarterly period ended September 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024. The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Risks Related to Our Business and Structure
Political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration could materially impact our business operations and financial performance and business and financial performance of our portfolio companies.
The political and economic environment in the U.S. has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and access to capital. Further, a change in the U.S. presidential administration and congressional seat turnover as a result of the 2024 election cycle may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on our industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us and our portfolio companies in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, the business of our portfolio companies, our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarterly period ended September 30, 2024, no director or executive officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Date: November 12, 2024	By	/s/ Theodore L. Koenig
Theodore L. Koenig Chairman, Chief Executive Officer and Director (Principal Executive Officer) Monroe Capital Corporation

Date: November 12, 2024	By	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr. Chief Financial Officer and Chief Investment Officer (Principal Financial and Accounting Officer) Monroe Capital Corporation